Form 10-K
period 2013-04-26
NetApp, Inc.
filed 2013-06-17
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 26, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 26, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,660,688,812 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On June 5, 2013, 361,110,774 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 26, 2013.

PART II

PART III

PART IV

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document includes:

•	our future financial and operating results;

•	our strategies;

•	our beliefs and objectives for future operations and research and development;

•	political, economic and industry trends;

•	expected timing of, and benefits from, product introductions, developments, enhancements and acceptance;

•	expected benefits from acquisitions and joint ventures, growth opportunities and investments;

•	expected outcomes from legal proceedings;

•	our competitive position;

•	our short-term and long-term cash requirements, including without limitation, anticipated capital expenditures;

•	our anticipated tax rate;

•	the dilutive effect of our 1.75% Convertible Senior Notes due June 2013 (Convertible Notes) and associated warrants on our earnings per share;

•	the repayment of our Convertible Notes and our 2.00% Senior Notes due on December 15, 2017 and 3.25% Senior Notes due on December 15, 2022 (collectively referred to as the Senior Notes);

•	future uses of our cash, including, without limitation, the continuation of our stock repurchase program.

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	our ability to accurately forecast demand for our products and services, and future financial performance;

•	our ability to understand, and effectively respond to changes affecting, our market environment, products, technologies and customer requirements;

•	the overall growth and structure of the data storage industry;

•	general global political, macroeconomic and market conditions, particularly in Europe;

•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;

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

•

the actions of our competitors, most of which are larger and have greater financial and other resources than we have, including, without limitation, their ability to introduce competitive products and to acquire businesses and technologies that negatively impact our strategy or operations, or customer demand for our products;

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

Overview

NetApp, Inc. (NetApp, we or us) is a leading provider of innovative storage systems and data management solutions that form the foundation for efficient and flexible IT infrastructures. Our storage systems help customers streamline operations and lower the cost associated with storing and managing their data. Our unified fabric-attached storage (FAS) platform offers the optimal storage platform for business applications, shared infrastructures, and cloud environments. Our E-Series platform offers modular flexibility and custom configuration capability for demanding workloads, with an optimized price to performance ratio. We are a leading original equipment manufacturer (OEM) storage provider with a 15-year track record of enabling OEMs to offer market-leading IT and storage solutions that serve specific markets and customer requirements.

We were incorporated in 1992 and shipped the world’s first networked storage appliance one year later. Since then, we have brought to market many innovations in storage and data management. Our evolution can be attributed to our history of identifying and creating new markets and innovating around market transitions. These markets include:

•

Shared infrastructures. A market shift from traditional dedicated storage to shared storage in virtualized IT infrastructures is well under way. Virtualization allows organizations to separate applications and data from dedicated hardware so that the server, storage, and networking infrastructure can be shared and used more efficiently. Our unified FAS architecture, running clustered Data ONTAP® software with integrated protection, is well suited for virtualized environments.

•

Converged infrastructure. Converged infrastructure is the industry’s response to market demand for simplified shared infrastructure deployments. Current IT architectures are a complex combination of infrastructure along with public, private, and hybrid (combination of external and on-premise) clouds addressing distinct customer needs. To address this need, we have partnered with Cisco Systems to develop a shared vision for a unified data center. We’ve delivered on this vision through our deeply integrated FlexPod® solution, which offers customers the ability to simplify deployment, management and orchestration — connecting enterprise clouds to service providers, enterprises to branch offices, consumers to enterprises, and clouds to clouds. With our FlexPod Cooperative Support, we quickly address multivendor technical issues and help our customers get the most value from their FlexPod investment.

•

Cloud. Cloud-based infrastructure has become a business priority. We believe clouds built on NetApp® foundations have lower costs than our competitors and provide operational efficiencies that allow IT to respond more rapidly. Clustered Data ONTAP software allows customers to rapidly respond to changing business requirements. Our goal is to help organizations benefit from the efficiency and flexibility our products provide, whether they choose to deploy a private cloud solution or outsource to a public cloud service provider. In order to meet customers’ needs for public cloud services, we have developed a global network of cloud service provider partners. Our solutions for service providers accelerate the development and delivery of cloud services such as Microsoft® Exchange as a service, Microsoft® SharePoint as a service, IT Infrastructure as a service, desktop as a service, storage as a service, and data protection as a service.

•

Business applications. Our products and services are designed to meet the expansive requirements and demanding service levels of large enterprises and their mission-critical business applications. In addition, we bring our affordable, enterprise-proven technology to midsize enterprise businesses. We also design our products to satisfy the demands of high-performance computing and technical data center applications. We partner with key industry leaders such as Cisco Systems, IBM, Microsoft, Oracle, SAP and VMware to develop, deliver and support best-in-class integrated solutions. We provide expert services and global support to maximize the value customers derive throughout the lifecycle of their systems.

•

Big data. We are in an era of big scale, in which the amount of data processed and stored by enterprises is stressing traditional storage architectures. Companies must find ways to manage their data affordably, while extracting greater business value from it. NetApp big data solutions help customers cost-effectively manage extremely large datasets, ingest and process data at high speeds and analyze both structured and unstructured data. With NetApp, customers are able to extract more value from their data by getting control of data growth and scaling limitations of traditional storage architectures.

•	Flash. Falling NAND flash prices, combined with increasing performance requirements, have been fueling the market demand for flash storage. Flash, in the form of solid-state drives (SSDs) and memory cards, is transforming the speed of business. Flash-based devices reduce data access time and speed application performance. In addition, they are more compact than high-density hard disk drives (HDDs) and use less energy. At the device level, SSDs are still more costly than HDDs, but they can reduce the need to overprovision HDD storage, thus lowering the overall cost of ownership. Our approach to this market is to maximize the value of flash across the entire computer, network and storage stack. Our customers are able to choose the most cost-effective approach for each unique workload. Even though flash is a new market, enterprises expect new flash solutions to provide global scale, efficiency and reliability — the hallmarks of all NetApp flash solutions.

NetApp Product Overview

We offer two storage platforms, each engineered to serve different goals. Our unified FAS storage platform based on NetApp Data ONTAP software offers integrated protection, data management and built-in efficiency for virtualized, shared infrastructures and business applications. Our E-Series platform featuring SANtricity® storage management software, offers high-performance, reliable, scalable, and space-efficient storage for demanding workloads with an optimized price to performance ratio.

Both platforms reflect our commitment to the principles of simplicity, innovation, and dedication to customers and partner success. Both platforms have a proven track record of reliability and performance, are highly cost efficient, and provide flexibility for diverse workloads.

We believe that by providing greater efficiency and flexibility, our solutions help improve business productivity, performance, and profitability, while providing investment protection and enhanced asset utilization. Our enterprise-class storage solutions are complemented by our services expertise to maximize the business benefits that customers gain from deploying our storage products.

FAS Storage Platform

We offer highly available, scalable and cost-effective storage solutions that incorporate our unified FAS storage family and the feature-rich functionality of our Data ONTAP storage and data management software.

Data ONTAP Software

Our FAS and V-Series storage solutions are based on the NetApp Data ONTAP operating system (OS), which is the world’s #1 branded storage OS in terms of both revenue and terabytes, according to IDC’s Worldwide Quarterly Disk Storage Systems report for calendar year 2012. Data ONTAP concurrently supports any mix of storage area network (SAN) and network-attached storage (NAS) environments. Our platform is compatible with UNIX®, Linux®, Windows®, and web environments.

Clustered Data ONTAP software provides superior capabilities to enable IT agility. When IT is agile, customers can innovate more quickly, get to market sooner, and operate more efficiently and cost effectively. This software provides the foundation for the full breadth of business applications and data storage and protection requirements. It features scalability, secure multi-tenancy and unification across protocols and disks.

Data ONTAP also unifies storage efficiency, data management and data protection. We believe customers can benefit from these capabilities as they increasingly virtualize their application environments. Our deduplication for primary and secondary storage, thin provisioning and highly efficient hardware help maximize utilization while reducing data center footprint and lowering storage-related power and cooling consumption. A few of the technology features we offer with Data ONTAP include:

•	DataMotion™, which provides nondisruptive data mobility for volumes and virtual storage controllers;

•	Infinite Volume, which creates a single volume that can scale up to 20PB to provide a large container for storing seldom-accessed data or fixed content;

•	Parallel NFS (pNFS), which offers an industry-standard framework for shared, high-performance parallel I/O for applications running on large compute clusters;

•	FlexShare® quality-of-service tool, which directs how storage system resources are used to deliver an appropriate level of service for each application;

•	MultiStore® software, which allows partitioning of individual physical storage systems into multiple secure and separate logical partitions; and

•	RAID-DP®, safeguards data from double disk failure. Integrated with our WAFL® (Write Anywhere File Layout) file system, RAID-DP gives customers data protection plus high performance.

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

•

Deduplication and compression technology, which allow the reduction of physical space usage within primary and secondary disk storage environments, resulting in greater efficiency and higher utilization of storage capacity. Deduplication reduces physical space usage by removing duplicate blocks on disk. Data compression reduces physical space usage by replacing repeating patterns within chunks of data.

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

FAS Unified Storage Systems Family

Our family of modular, scalable, highly available, unified storage systems streamlines, simplifies, and consolidates the storage layer. The FAS6200, FAS3200, and FAS2000 series of FAS systems are designed to consolidate all types of storage workloads, including primary and secondary data, as well as structured and unstructured data, across all key OS platforms and network infrastructures. Also, we unify storage access for all standard network protocols based on host bus adapter technology and standard Internet Protocol networks. All our FAS systems are interoperable and provide common software services. We provide a data-in-place upgrade path that spans from entry-level platforms for smaller organizations all the way to high-end data center environments. Our FAS unified architecture supports both scale-up and scale-out growth strategies running the highly efficient Data ONTAP operating system.

Customers can increase the performance of our storage using our virtual storage tiering technologies. These technologies help data centers improve performance while minimizing the cost and complexity of flash. Flash-based devices such as SSDs and controller-based flash can complete 25 to 100 times more random read operations per second than the fastest HDDs, but that performance comes at a premium of 15 to 20 times higher cost per gigabyte. Our strategy for the use of flash is to use it everywhere — from the server to the disk subsystem to the storage controller. For maximum efficiency and ease, customers use our virtual storage tiering technologies to leverage intelligent caching to automatically identify and store hot data blocks in flash while storing cold data on slower, lower-cost media. NetApp flash options include:

•

Flash Cache™ modular cache expansion, which improves performance for workloads that are random-read intensive, reducing latency by a factor of 10 or more compared to HDDs. Flash Cache modules are available in capacities up to 1 TB providing controller-based caching.

•

Flash Pool™ technology, which makes it possible to mix HDDs and SSDs in a single NetApp aggregate. Flash Pool provides caching of both random read and write operations through the automated use of SSDs. Flash Pool enables the use of capacity optimized HDDs across the majority of application workloads.

•

Flash Accel™ technology, which uses a wide variety of server-side flash devices (PCI-e flash memory card or SSDs) as a local cache that offloads I/O from networks and back-end storage to deliver optimum I/O efficiency to the most demanding virtualized application workloads while freeing up server CPU and memory resources. NetApp Flash Accel is currently supported for VMware vSphere infrastructure and works with hardware from such partners as Fusion-io, Micron, LSI, STEC, and Virident Systems.

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

Data Protection Software Products

The NetApp Integrated Data Protection portfolio offers a broad range of branded and partner-integrated solutions designed to increase the speed, simplicity, and efficiency of data protection operations in any environment from physical to shared IT to cloud. This portfolio includes:

•	Snapshot technology, which enables near-instantaneous, space-efficient online backups of large datasets without affecting system performance;

•	SnapRestore® technology, which uses stored Snapshot backups to recover entire file systems or data volumes in seconds, regardless of capacity or number of files;

•	SnapVault® and Open Systems SnapVault technologies, which provide network- and storage-optimized data movement for disk-to-disk backup;

•	MetroCluster™ systems, which uniquely combine array-based clustering with synchronous mirroring to deliver continuous availability and zero data loss;

•

SnapMirror® data replication solutions, which provide disaster recovery protection for business-critical data matched to the recovery point objectives and recovery time objectives of customer environments;

•

NetApp SnapProtect® management software, which manages NetApp Snapshot copies, replication, and tape from a single console to enable high-speed, modern backup solutions that solve longstanding data protection challenges; and

•

NetApp integrated backup solutions, which bring the speed and efficiency of NetApp Snapshot and replication to customers using our alliance partners’ backup solutions. Symantec™ NetBackup™, CommVault Simpana, and Syncsort data protection software can manage our data protection stack to accelerate operations without complicating management.

Data Retention and Archive Products

To meet growing regulatory compliance demands faced by most enterprises, we offer a broad suite of products to help enable data permanence, accessibility, and privacy to satisfy a variety of different regulations such as the Sarbanes-Oxley Act, FDA Title 21 CFR Part 11, SEC Rule 17a-4, and the Health Insurance Portability and Accountability Act. Cost-effective, resilient, and reliable storage architectures can be created utilizing NetApp SnapLock® products.

Storage Security Products

NetApp’s portfolio of encryption solutions complements our unified architecture platform for storage solutions. NetApp Storage Encryption provides seamless access to encryption of data at rest through the use of self-encrypting drives. For traditional SANs, we have partnered with Brocade to provide secure access to fibre channel logical unit numbers (FC LUNs) and tape through Brocade Encryption Solutions. Our partnership with SafeNet brings granular encryption capability, enhanced access controls, and two-factor authentication for NAS file services and Internet small computer systems interface (iSCSI) LUNs. Together, these solutions enable customers to secure data at rest while meeting governance, risk and compliance requirements for sensitive data.

Object-oriented Solutions: StorageGRID

NetApp StorageGRID® is a proven object storage software solution designed to manage petabyte-scale, globally distributed, object-oriented repositories of images, video, and records for enterprises and service providers. NetApp StorageGRID provides tremendous scalability by eliminating the typical constraints of data containers in blocks and files. It supports billions of files or objects and petabytes of capacity in hybrid cloud storage architectures with a single global namespace.

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

We leverage the E-Series platform to simplify the deployment of a Hadoop big data infrastructure. We accelerate the time to value for a Hadoop infrastructure and enable customers to scale their deployments more practically and predictably. Working with an ecosystem of partners, we continue our commitment to industry standards and open sources, including the Apache distribution of Hadoop. We also leverage the E-Series platform in the development of big bandwidth solutions for full-motion video, seismic processing, medical content management, and high-performance Lustre solutions.

EF540 Flash Array

The EF540, built on the SANtricity operating system, combines consistent extreme performance with enterprise-class high availability, reliability, manageability, and worldwide support. It delivers over 300,000 input/output operations per second (IOPS) and submillisecond data access in a highly available, fault-tolerant architecture. It can eliminate storage over-provisioning and greatly reduces costs by cutting space utilization, power, and cooling. The EF540 features intuitive storage management and advanced tuning functions, enabling efficient management with minimal effort. The storage system has a fully redundant architecture designed to eliminate downtime.

Introduction of the FlashRayTM Platform

In February 2013, we announced that we are developing new all-flash storage architecture to bring rich scale-out and efficiency capabilities to flash arrays. We expect this new product line to also provide consistent low-latency performance, high availability, and integrated data protection, as well as, enterprise storage efficiency features such as inline deduplication and compression.

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

To increase market share, we are focused on diversifying our multichannel distribution strategy. We are continually strengthening existing partnerships and investing in new partnerships with system integrators and cloud service providers.

As of April 26, 2013, our worldwide sales and marketing functions consisted of approximately 5,940 managers, sales representatives, and technical support personnel. We have field sales offices in approximately 50 countries. We employ a multichannel distribution strategy, selling products and services to end users and service providers through a direct sales force and through channel partners, including value-added resellers, system integrators, OEMs, and distributors. During fiscal 2013, sales through our indirect channels represented 81% of our total net revenues. Sales to customers Arrow Electronics, Inc. and Avnet, Inc., which are distributors, accounted for 19% and 15% of our net revenues, respectively, in fiscal 2013; 17% and 12% of our net revenues, respectively, for fiscal 2012; and 18% and 12% of our net revenues, respectively, for fiscal 2011. Information about our segment disclosures, foreign operations, and net sales attributable to our geographic regions is included in Note 15 of the accompanying consolidated financial statements.

Seasonality

We have historically experienced a decline in revenues in the first quarter of our fiscal year, as the sales organization spends time developing new business after higher close rates in the fourth quarter, and because sales to European customers are historically weaker during the summer months. During the second quarter of our fiscal year, we have historically experienced increased sales, driven by the government sector, concurrent with the end of the U.S. federal government’s fiscal year in September, as well as an increase in business from European markets. We derive a majority of our revenue in any given quarter from orders booked in the same quarter. Bookings and revenues typically follow intra-quarter seasonality patterns weighted toward the back end of the quarter.

Backlog

We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. Orders are generally placed by customers on an as-needed basis. A substantial portion of our products is sold on the basis of standard purchase orders that are cancellable prior to shipment without penalty. In certain circumstances, purchase orders are subject to change with respect to quantity of product or timing of delivery resulting from changes in customer requirements. Our business is characterized by seasonal and intra-quarter variability in demand, as well as short lead times and product delivery schedules. Accordingly, backlog at any given time might not be a meaningful indicator of future revenue.

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Memphis, Tennessee; Olive Branch, Mississippi; Schiphol Airport, The Netherlands; Szekesfehervar and Tiszaujvaros, Hungary; Shanghai and Longhua, China; Taoyuan City, Taiwan; and Singapore. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We use multiple vendors and have our products manufactured in a number of locations wherever possible to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, exchanging critical information and implementing joint quality programs. We also use contract manufacturers for the production of major subassemblies to improve our manufacturing continuity of business. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We were most recently awarded International Organization for Standardization (ISO) 9001 and ISO 14001 certifications on September 10, 2012, and continue to be ISO 9001 and ISO 14001 certified.

Research and Development

We conduct research and development activities in various locations throughout the world. Research and development expenses represented 14% of our net revenues in fiscal 2013 and 13% in both fiscal 2012 and 2011. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services (full-stack vendors) and others that offer a more limited set of storage and data management products or services. In the primary storage market, our system products and associated software portfolio mainly compete with storage system products and data management software from Dell, EMC, Hitachi Data Systems, HP, IBM, and Oracle Corporation. We primarily compete against these same companies in the secondary storage market, which includes the disk-to-disk backup, archival and compliance, and business continuity segments.

By extending our portfolio with our EF540 flash array, we are competing in a new market with both traditional competitors and new competitors, particularly smaller emerging storage vendors. Both traditional and emerging storage vendors are gaining traction in this new market. However, the longer-term scope and competitive landscape of this market remain to be determined.

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

Most full-stack vendors that sell storage started as server companies. Their ability to monetize their storage investment is limited by their server market share because their primary sales strategy is to attach storage to their server sales. With such a cap on market opportunity, we expect that over time the server companies will have difficulty sustaining investment in storage and data management. Additionally, most storage companies have multiple overlapping architectures. Many of our competitors have multiple products that serve similar needs, resulting in multiple code bases that have to replicate the same functionality, diluting product development and management, current product engineering, and support costs and slowing their ability to innovate.

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

Proprietary Rights

Over the years, NetApp has been widely recognized for its tradition of innovation including recognition as one of the “World’s Most Innovative Companies” (Forbes), a top 300 United States patent holder (Intellectual Property Owners Association) and the best “Quality Over Quantity” patent portfolio in its industry (IEEE Spectrum). We generally rely on patent, copyright, trademark, trade secret and contract laws to establish and maintain our proprietary rights in our technology and products. While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any particular patent, trademark, copyright, license or other intellectual property right. We have been granted or own by assignment over 1,400 patents issued by, and have over 500 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

NetApp, the NetApp logo, Data ONTAP, Data Motion, FlexClone, Flash Accel, Flash Cache, Flash Pool, FlashRay, FlexShare, FlexPod, FlexVol, FilerView, MetroCluster, MultiStore, OnCommand, RAID-DP, SANtricity, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapProtect, Snapshot, SnapRestore, SnapVault, StorageGRID, WAFL, and other names are trademarks or registered trademarks in the United States and/or other countries. We will continue to evaluate the registration of additional trademarks as appropriate.

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

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding intellectual property rights, and we are exposed to various risks related to claims or legal proceedings related to intellectual property rights. Also, if we are unable to protect our intellectual property, we might be subject to increased competition that could materially and adversely affect our operating results.

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

We are voluntarily measuring, monitoring, and publicly reporting our scope 1 and scope 2 greenhouse gas emissions and participate in the Carbon Disclosure Project (CDP). The CDP is a global standardized mechanism by which companies report their greenhouse gas emissions to institutional investors. We have established employee commuter programs and education and awareness campaigns, and we continuously seek to optimize the energy efficiency of our buildings, labs, and data centers. At both the global and regional/state levels, various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Environmental laws are complex, change frequently, and have tended to become more stringent over time. It is often difficult to estimate the future impact of environmental matters. Based on current information, we believe that our primary risk related to climate change is the risk of increased energy costs. We are not subject to a cap and trade system or any other mitigation measures that would be material to our operations in the near future. Additionally, we have implemented disaster recovery and business resiliency measures to mitigate the physical risks our facilities, business, and supply chain might face as a consequence of severe weather-/climate-related phenomena such as earthquakes, floods, droughts, and other such natural occurrences.

We are also subject to other federal, state, and local regulations regarding workplace safety and protection of the environment. Various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs or subject us to business interruptions. We believe we are substantially compliant with all applicable environmental laws. All of our products meet the requirements for the Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH); Waste Electrical and Electronic Equipment (WEEE); Restriction of Hazardous Substances (RoHS); and China RoHS directives compliance. We have maintained an environmental management system since December 2004 and maintain ISO 14001 certification at our corporate headquarters, which represents 25% of our employee population and is one of the largest components of our corporate carbon footprint. As part of ISO 14001 requirements, we set environmental performance goals around reducing energy use per square foot as well as waste generated on site (per employee). We also conduct an annual review and third-party verified audits of our operations, and we monitor environmental legislation and requirements to help make sure we are taking necessary measures to remain in compliance with applicable laws, not only in our operations but also for our products.

Working Capital Practices

Information about our working capital practices is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” and is incorporated herein by reference.

Employees

As of April 26, 2013, we had approximately 13,060 employees, of which 5,940 were in sales and marketing, 4,220 were in research and development, 1,660 were in services and manufacturing operations and 1,240 were in finance and administration. None of our employees are represented by a labor union and we consider relations with our employees to be good. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages as of May 21, 2013, are as follows:

Name	Age	Position
Thomas Georgens	53	President and Chief Executive Officer
Nicholas R. Noviello	44	Executive Vice President and Chief Financial Officer
Robert E. Salmon	52	Executive Vice President, Field Operations
Manish Goel	48	Executive Vice President, Product Operations
Matthew K. Fawcett	45	Senior Vice President, General Counsel and Corporate Secretary

Thomas Georgens has been the Company’s president and chief executive officer since August 2009. From February 2008 to August 2009, Mr. Georgens served as our president and chief operating officer and was responsible for all product operations and field operations worldwide. Mr. Georgens has also been a member of our Board of Directors since March 2008. Mr. Georgens joined NetApp in October 2005 as executive vice president and general manager of enterprise storage systems and served as our executive vice president of product operations from January 2007 to February 2008. Before joining the Company, Mr. Georgens spent nine years in various roles at LSI Corporation, an electronics design company, and its subsidiaries, including chief executive officer of Engenio, president of LSI Logic Storage Systems and executive vice president of LSI Logic. Prior to Engenio, Mr. Georgens spent 11 years at EMC Corporation, a computer storage and data management company, in a variety of engineering and marketing positions. Mr. Georgens holds a BS degree and an M.E. degree in computer and systems engineering from Rensselaer Polytechnic Institute as well as an MBA degree from Babson College.

Nicholas R. Noviello was appointed executive vice president and chief financial officer in January 2012, overseeing the company’s finance, customer leasing, workplace resources, and investor relations functions. Mr. Noviello joined NetApp in January 2008 as vice president, finance and controller. He was named senior vice president finance and corporate controller in April 2008 and senior vice president finance and global controller in November 2010. Before joining NetApp, Mr. Noviello spent eight years at Honeywell International, where he was chief financial officer of two global business units, managed investor relations, and was a leader on the corporate mergers and acquisitions team. Prior to Honeywell, Mr. Noviello led mergers and acquisitions for Monarch Dental Corporation for two years and spent seven years at PricewaterhouseCoopers in mergers and acquisitions transaction services, tax, and audit. Mr. Noviello holds a BS degree in business administration from Boston University and an MS degree in taxation from Fairleigh Dickinson University, and he is a certified public accountant.

Robert E. Salmon joined NetApp in January 1994 and was appointed executive vice president, field operations in December 2005. Mr. Salmon has served as the company’s executive vice president of worldwide sales since September 2004. From August 2003 to September 2004, Mr. Salmon served as our senior vice president of worldwide sales, and from May 2000 to August 2003, Mr. Salmon served as our vice president of North American sales. Prior to his tenure at NetApp, Mr. Salmon spent nearly 10 years with Sun Microsystems, a supplier of network computing systems, and Data General Corporation, a manufacturer of multiuser computer systems. Mr. Salmon graduated from California State University, Chico with a BS degree in computer science.

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

Matthew K. Fawcett joined the company in September 2010 as senior vice president, general counsel, and corporate secretary. Prior to joining NetApp, from 1999 to August 2010, Mr. Fawcett served in various legal positions at JDS Uniphase Corporation, an optical components company, including as senior vice president, general counsel, and corporate secretary. Prior to joining JDSU, Mr. Fawcett was counsel at Fujitsu and worked in private practice at Morrison & Foerster LLP. Mr. Fawcett holds a BA degree from the University of California at Berkeley and a JD degree from the University of California at Los Angeles.

Additional Information

Our Internet address is www.netapp.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

All information included elsewhere in this Annual Report on Form 10-K should be considered and understood in the context of the following risk factors, which describe circumstances that may materially harm our future business, operating results or financial condition. The following discussion reflects our current judgment regarding the most significant risks we face. These risks can and will change in the future.

Continuing uncertain economic conditions restrict our visibility and may harm our operating results.

The continuing global economic uncertainty and related political and fiscal challenges in the U.S. and abroad (particularly the Eurozone) due to the debt and fiscal crises of recent years have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage, and networking industries at large, as well as the information technology (IT) market, and potentially constrains future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, affecting all participants in our industry, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Moreover, a significant portion of our sales are to Eurozone customers and, accordingly, we are particularly sensitive to developments in that region. Additionally, fiscal restraints have caused, and may in the future again cause governments to defer purchases in response to tighter budgets. Consequently, we expect these concerns to challenge our business for the foreseeable future, and potentially cause harm to our operating results and failure to meet our forecasted financial expectations.

When and if the current macroeconomic challenges are resolved, we expect the risk of economic uncertainty to continue, with the potential to restrict our visibility and harm our operating results.

Our business may be harmed if growth in the storage market declines.

Our industry has experienced significant historical growth due to the continuing increase in the demand for storage by consumers, enterprises and government bodies around the world, and our customers’ purchases of storage solutions to address this demand. While IT spending has fluctuated periodically due to technology transitions and changing economic and business environments, overall growth in demand for storage has continued. Recent technology trends, such as the emergence of hosted (or “cloud”) storage, software as a service (SaaS) and mobile data access are driving significant changes in storage architectures and solution requirements. The impact of these trends on overall long-term growth patterns is uncertain. Nevertheless, if the general level of historic industry growth, or if the growth of the specific markets in which we compete, were to decline, our business and results of operations could suffer.

Our quarterly operating results may fluctuate materially, which could harm our common stock price.

Our operating results have fluctuated in the past and will continue to do so, sometimes materially. All of the matters discussed in this Risk Factor section could impact our operating results in any fiscal quarter or year. In addition to those matters, we face the following issues which could impact our quarterly results:

•

Seasonality, such as our historical seasonal decline in revenues in the first quarter of our fiscal year and seasonal increase in revenues in the second quarter of our fiscal year, with the latter due in part to the impact of the U.S. federal government’s September 30 fiscal year end on the timing of its orders; and

•

Linearity, such as our historical intra-quarter bookings and revenue pattern in which a disproportionate percentage of each quarter’s total bookings and related revenue occur in the last month of the quarter.

If our operating results fall below our forecasts and the expectations of public market analysts and investors, the trading price of our common stock would likely decline.

Our sales and distribution structure makes forecasting revenues difficult and, if disrupted, could harm our operating results.

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers, with a corresponding variety of sales cycles. In addition, the majority of our sales are made indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. During the year ended April 26, 2013, revenues generated from sales through our indirect channel accounted for 81% of net revenues. This structure significantly complicates our ability to forecast future revenue, particularly within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area could harm our operating results, as qualifying and developing new indirect channel partners typically requires a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken or if they fail to comply with legal or regulatory requirements, our business and operating results could be harmed.

If we do not achieve forecasted bookings in any quarter our financial results will be harmed.

We derive a majority of our revenues in any given quarter from orders booked in the same quarter. Bookings typically follow intra-quarter seasonality patterns weighted toward the back end of the quarter. If we do not achieve the level, timing and mix of bookings consistent with our quarterly targets and historical patterns, or if we experience cancellations of significant orders, our financial results will be harmed. Additionally, due to the complexities associated with revenue recognition, we may not be able to accurately forecast our non-deferred and deferred revenues, which could harm our operating results.

We often incur expenses before we receive related benefits and expenses may be difficult to reduce quickly if demand declines.

We base our expense levels in part on future revenue expectations and a significant percentage of our expenses are fixed. It is difficult to reduce our fixed costs quickly, and if revenue levels are below our expectations, operating results will be adversely impacted. During periods of uneven growth or decline, we may incur costs before we realize the anticipated related benefits, which could also harm our operating results. We have made, and will continue to make, significant investments in engineering, sales, service and support, marketing and other functions to support and grow our business. We are likely to recognize the costs associated with these investments earlier than some of the related anticipated benefits, such as revenue growth, and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business, operating results and financial condition.

Any disruption to our supply chain could materially harm our business, results of operations and financial condition.

We do not manufacture our products or their components. Instead, we rely on third parties to make our products and critical components, such as hard disk drives, as well as for associated logistics. Our lack of direct responsibility for, and control over, these elements of our business, as well as the diverse international geographic locations of our manufacturing partners and suppliers, creates significant risks for us, including, among other things:

•	Limited ability to control the quality, quantity and cost of our products or of their components;

•	The potential for binding price or purchase commitments with our suppliers that are higher than market rates;

•	Limited ability to adjust production volumes in response to our customers’ demand fluctuations;

•	Labor and political unrest at facilities we do not operate or own;

•	Geopolitical disputes disrupting our supply chain;

•	Business, legal compliance, litigation and financial concerns affecting our suppliers or their ability to manufacture and ship our products in the quantities, quality and manner we require; and

•	Disruptions due to floods, earthquakes, storms and other natural disasters, particularly in countries with limited infrastructure and disaster recovery resources.

We have encountered some of these risks, such as the 2011 Thailand floods, which subjected us to supply constraints, price increases and minimum purchase commitments, and expect to be subject to similar risks in the future. When we do, our business, results of operations and financial condition could be harmed. The risks associated with our out-sourced manufacturing model are particularly acute when we transition products to new facilities or manufacturers, introduce and increase volumes of new products or qualify new contract manufacturers or suppliers, at which times our ability to manage the relationships among us, our manufacturing partners and our component suppliers, becomes critical. New manufacturers, products, components or facilities create increased costs and risk that we will fail to deliver high quality products in the required volumes to our customers. Any failure of a manufacturer or component supplier to meet our quality, quantity or delivery requirements in a cost-effective manner will harm our business, operating results and customer relationships.

We rely on a limited number of suppliers for critical product components.

We rely on a limited number of suppliers for drives and other components utilized in the assembly of our products, including certain single source suppliers, which has subjected us, and could in the future subject us to price rigidity, periodic supply constraints, and the inability to produce our products with the quality and in the quantities demanded. When industry supply is constrained, our suppliers may allocate volumes away from us and to our competitors, all of which rely on many of the same suppliers as we do. Accordingly, our operating results may be harmed.

Our gross margins vary.

Our gross margins reflect a variety of factors, including competitive pricing, component and product design, the volume and relative mixture of product, services and software entitlements and maintenance (SEM) revenues. Increased component costs, increased pricing pressures, the relative and varying rates of increases or decreases in component costs and product price, changes in product, services and SEM revenue mixture or decreased volume could harm our revenues, gross margins or earnings. Our gross margins are also impacted by quality failures and our sales and distribution activities, including, without limitation, pricing actions, rebates, sales initiatives and discount levels, and the timing of service contract renewals.

The costs of third-party components comprise a significant portion of our product costs. While we generally have been able to manage our component and product design costs, we may have difficulty managing these costs if supplies of certain components become limited or component prices increase. Any such limitation could result in an increase in our product costs. An increase in component or design costs relative to our product prices could harm our gross margins and earnings.

Increasing competition and industry consolidation could harm our business and operating results.

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and consolidation. We compete with many companies in the markets we serve. Over the last decade, the expansion of market opportunities by large, broad-portfolio technology companies, by vertical integration of storage products, technologies and services, such as the acquisition of Sun Microsystems by Oracle, and through internal and external storage-related corporate initiatives, by companies such as HP, Dell and IBM, has increased the number of large, diversified technology companies with which we compete. Accordingly, many of our key competitors have greater financial resources and offer a broad portfolio of IT products and services (full-stack vendors). These competitors typically maintain broad and deep relationships with customers and partners across a diverse portfolio of products and services. They may also be able to offer lower pricing (or other preferred terms) on storage system products due to these broader relationships. We believe further storage market expansion by large, diversified technology companies, in addition to any future industry consolidation, may result in stronger competitors that are better able to compete for customers as sole-source vendors. In addition, current and potential competitors have established or may establish strategic alliances among themselves or with third parties, including some of our partners. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors. Competitive pressures we face could harm our business and operating results. A detailed description of storage and software products we compete with is identified in the Business Section of this Annual Report on Form 10-K.

There have been trends toward consolidation in the storage industry and market expansion by large broad technology companies for several years, both of which have risks for us. Among other things, the last few years have witnessed considerable consolidation in the disk drive industry, an industry we depend upon for critical storage components. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving, maturing industry, as companies become unable to maintain their competitive positions or continue operations and as customers demand more flexible business models and terms. Disk drive and other component manufacturing industry consolidations may lead to higher component prices and supply constraints for us, which may, in turn, harm our operating results.

Our OEM relationships may not generate significant revenues.

We have OEM relationships with several companies, which collectively accounted for 12% of our net revenue during the year ended April 26, 2013. These OEMs market and sell their branded solutions based on our unified solutions, as well as associated software offerings. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. We also compete with some of our OEMs, further complicating our relationships with them. Therefore, our relationships with these OEMs may not continue to generate significant revenues. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products; nor do we control their pricing.

If our OEM relationships increase, we may experience distribution channel conflicts between our direct sales force and the OEMs or among our channel partners. If we fail to minimize channel conflicts, or if our OEM relationships do not continue to generate significant revenues, our operating results and financial condition could be harmed.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected in the past, and in the future could negatively affect, our revenues.

For the year ended April 26, 2013, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for 19% and 15%, respectively, of our net revenues. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

Reduced U.S. government demand could materially harm our business and operating results. In addition, we could be harmed by claims that we or a channel partner have failed to comply with regulatory and contractual requirements applicable to sales to the U.S. government.

The U.S. government has become an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Recent and continued uncertainty regarding the U.S. budget and debt levels has increased demand uncertainty for our products. If the government or individual agencies within the government reduce or shift their capital IT spending patterns, our revenues and operating results may be harmed.

Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could materially harm our operating results and financial condition. As an example, the United States Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with IT vendors, including us and several of our competitors and channel partners, under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. Although the DOJ and GSA currently have no claims pending against us, we could face claims in the future. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenues, operating results and financial position.

Some of our products are subject to U.S. export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered; any violation of these laws could have a material and adverse effect on our business, financial condition and results of operations.

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

If we are unable to maintain and develop relationships with strategic partners, our revenues may be harmed.

Our growth strategy includes developing and maintaining strategic partnerships with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. A detailed description of these partnership relationships is identified in the Business Section of this Annual Report. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage and data management market. However, there is intense competition for attractive strategic partners, and these relationships may not be exclusive, may not generate significant revenues and may terminate on short notice. For instance some of our partners are also partnering with our competitors, which may increase the availability of competing solutions and harm our ability to grow our relationships with those partners. Moreover, some of our partners, particularly large, more diversified technology companies, are also competitors, complicating our relationships. If we are unable to establish new partnerships or maintain existing partnerships, if our strategic partners favor their relationships with other vendors in the storage industry or if our strategic partners increasingly compete with us, we could experience lower than expected revenues, suffer delays in product development, or experience other harm to our operating results and business.

Our failure to adjust to emerging standards in the storage industry may harm our business.

Emerging standards in the storage and data management markets may adversely affect the UNIX®, Windows® and the World Wide Web server markets upon which we depend. For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceutical and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability and permanence (such as Rule 17(a)(4) of the Securities Exchange Act of 1934, as amended) in the U.S. and in the other countries in which we operate. If our products do not meet and continue to comply with these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and we will not be able to expand our product offerings in these market and geographical segments at the rates which we have forecasted.

If our products are defective, our gross margins, operating results and customer relationships may be harmed.

Our products are complex. We have experienced in the past, and expect to experience in the future, quality issues. Quality risk is most acute when we are introducing new products, as we discuss in the next risk factor. If we fail to remedy a product defect, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs or product reengineering expenses and higher ongoing warranty and service costs, and these occurrences could have a material impact on our gross margins, business and operating results. We may be subject to losses that may result from or are alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages.

If we are unable to develop, introduce and gain market acceptance for clustered Data ONTAP or other new products while managing the transition from older products, or if we cannot provide the expected level of quality, service and support for our new products, our business, operating results and financial condition could be harmed.

Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage subsystems and storage security appliances and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical and quality control risks.

We are currently devoting considerable effort and resources to develop, introduce and gain customer acceptance for our clustered Data ONTAP-based products (cDOT). cDOT is our next generation storage operating system for our core products and represents a fundamental and revolutionary change to our solution architecture. Over time, our goal is to replace our existing technology Data ONTAP 7-Mode with cDOT and, consequently, we anticipate that a majority of our revenues will ultimately derive from cDOT. We face considerable challenges as we develop and market cDOT, including, without limitation, cost and complexity associated with migrating customer data and applications from legacy systems to cDOT-based systems, development of some features for cDOT currently available with Data ONTAP 7 and potentially required by our customers, and maintaining service, support and customer relationships as we replace Data ONTAP-7 with cDOT.

Nevertheless, if we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for cDOT, or any other new products, as and when required by the market and our customers, our business, operating results and financial condition could be materially and adversely affected.

New or additional product introductions also increase the complexities of forecasting revenues, and subject us to additional financial and operational risks. In addition, as new or enhanced products are introduced, we must also avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customers’ demands. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, service and support to effectively compete for these market opportunities.

Due to the global nature of our business, risks inherent in our international operations could materially harm our business.

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. For the year ended April 26, 2013, our international revenues accounted for 50% of our total revenues. In addition, a substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by factors affecting our international operations, but not experienced in the U.S., including, among other things, local political or economic conditions, trade protection and export and import requirements, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial position.

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

Our effective tax rate is influenced by a variety of factors, many of which are outside of our control. These factors include among other things, fluctuations in our earnings and financial results in the various countries and states in which we do business, and changes to the tax regulations in such jurisdictions. Any of these factors could materially impact our operating results.

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

We are currently undergoing income tax audits in the U.S. and several foreign tax jurisdictions, as described in Note 13 to our consolidated financial statements. The rights to some of our intellectual property (IP) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of Internal Revenue Service (IRS) examinations, which have resulted in material proposed assessments and/or litigation with respect to those companies.

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

Our Convertible Note conversion may adversely affect our results of operations, particularly our earnings per share.

Any conversion of the Convertible Notes may cause dilution to our stockholders and to our earnings per share. If the average trading price of our common stock in each fiscal quarter exceeds the conversion price of $31.85 per share, the Convertible Notes will cause an increase in diluted share count and result in lower reported earnings per share. The Convertible Note Hedge transactions discussed below, if exercised upon conversion of the Convertible Notes, are expected to reduce approximately 80% of the common stock potentially issuable on conversion of the Convertible Notes. Upon conversion of any Convertible Notes, we are required to deliver cash up to the principal amount of the Convertible Notes and, with respect to any excess conversion value greater than the principal amount of the Convertible Notes, shares of our common stock, which will result in dilution to our stockholders. As discussed in the subsequent events note to our consolidated financial statements, in June 2013 we issued 4.9 million shares in connection with the settlement of the Convertible Notes and received 3.9 million shares in connection with the exercise of the Convertible Note Hedges.

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

The price of our common stock could also be affected by sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in our Company and by hedging or arbitrage trading activity that we expect to develop involving our common stock by holders of the Convertible Notes. The hedging or arbitrage could, in turn, affect the trading price of the Convertible Notes and warrants. As discussed in the subsequent events note to our consolidated financial statements, in June 2013 we exercised the Convertible Note Hedges and settled our Convertible Notes.

Future issuances of common stock related to our Convertible Notes, warrants and employee equity awards may adversely affect the trading price of our common stock and the Convertible Notes.

The conversion of some or all of our outstanding Convertible Notes will dilute the ownership interest of existing stockholders to the extent we deliver common stock upon conversion of the Convertible Notes. Any new issuance of equity securities, including the issuance of shares upon conversion of the Convertible Notes or the exercise of related warrants which are not offset by our Convertible Note Hedges, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Convertible Notes, and could substantially decrease the trading price of our common stock and the Convertible Notes. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock. As discussed in the subsequent events note to our consolidated financial statements, in June 2013 we issued 4.9 million shares in connection with the settlement of the Convertible Notes and received 3.9 million shares in connection with the exercise of the Convertible Note Hedges.

Our failure to pay quarterly dividends to our shareholders could cause the market price of our ordinary shares to decline significantly.

Our ability to pay quarterly dividends will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. Any reduction or discontinuation of quarterly dividends could cause the market price of our ordinary shares to decline significantly.

Moreover, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our stock.

Our acquisitions may not achieve expected benefits, increase our liabilities, disrupt our existing business and harm our results of operations.

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal 2011, we completed acquisitions of two technology companies. In fiscal 2012, we completed the acquisition of certain assets related to Engenio, and in fiscal 2013, we completed the acquisitions of CacheIQ and IonGrid. The benefits we expect to receive from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of acquisition and integrate the acquired business. Any inaccuracy in our acquisition assumptions, any failure to uncover liabilities or risks associated with the acquisition, any failure to make the acquisition on favorable terms, or any failure to integrate the acquired business or assets as and when expected, may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our results of operations or our business. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our financial results.

We maintain an investment portfolio of various holdings, types, and maturities. A significant part of our investment portfolio consists of U.S. government securities. If global credit experiences prolonged periods of decline, or if there is a downgrade of U.S. government debt, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. For a summary of these investments and our management of the same, please see “Quantitative and Qualitative Disclosures About Market Risk” in this document.

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

In the past, there have been bankruptcies by our customers to whom we had extended open credit, provided lease financing arrangements or guaranteed lease payments under full recourse lease arrangements. Such events have caused us to incur bad debt charges, in the case of financing arrangements have caused a loss of revenues, and in the case of recourse lease arrangements have caused us to make payments to third-party financers. We may be subject to similar losses in future periods. Any future losses could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that the continuing turmoil in the credit markets makes it more difficult for customers to obtain open credit or lease financing, those customers’ ability to purchase our products could be adversely impacted, which in turn could have a material adverse impact on our financial condition and operating results.

Any repatriation of our overseas cash to fund U.S. operations, strategic opportunities or debt service may subject us to a significant tax liability.

As of April 26, 2013, $3.6 billion of cash, cash equivalents and short-term investments were held in foreign countries. Under current law, dividend repatriation of any of this cash would trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations; our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities; and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted.

If we default under our significant debt obligations, including our Convertible Notes and Senior Notes, our business, results of operations and financial condition will be harmed. Moreover, covenants associated with our Convertible Notes and Senior Notes may unduly restrict our business.

We have Convertible Notes outstanding in the principal amount of $1.265 billion that mature on June 1, 2013 and Senior Notes outstanding in an aggregate principal amount of $1.0 billion that mature at specific dates in calendar 2017 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250.0 million, under which we had no borrowings outstanding as of April 26, 2013. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, results of operations and financial condition will be harmed. As discussed in the subsequent events note to our consolidated financial statements, in June 2013 we repaid the principal amount of our Convertible Notes.

In addition, our debt and credit facility arrangements subject us to continued compliance with restrictive and financial covenants. If we do not comply with these covenants or otherwise default under the arrangements, we may be required to repay any outstanding amounts borrowed under these agreements. Moreover, compliance with these covenants may restrict our strategic or operational flexibility in the future, which could harm our business, operating results and financial condition.

We may incur asset impairment and restructuring charges in response to changing market conditions or cost-cutting initiatives.

We may undertake cost savings initiatives in response to changes in market conditions and market demand for our products. These initiatives may include restructuring, disposing of, and/or otherwise discontinuing certain products, or both. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. These charges would harm our operating results. We have previously recognized restructuring and other charges associated with these activities. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the same.

We could be harmed if we fail to manage our growth.

While we have historically grown rapidly, primarily through organic initiatives our acquisition activity has been ongoing and we expect to continue to look for opportunities to supplement our organic growth through strategic initiatives.

Our growth has at times led to both organizational change and strain. We may continue to experience rapid growth and organizational change, which may continue to place significant demands on our management, operational and financial resources and systems. We incur significant expenditures of funds and the allocation of management and other resources to manage our growth and assimilate new human resources in a manner that preserves the key aspects of our corporate culture and our reputation in the marketplace. We may experience periods when our pace of growth exceeds the capacity and capabilities of our organization and systems. If we do not effectively manage our growth through cost-effective organizational and system programs, our corporate culture could be undermined, the quality of our products and customer service could suffer, and our reputation could be harmed, each of which could adversely impact our business, financial condition and results of operations.

We are continually seeking ways to make our cost structure, business processes and systems more efficient, including by moving activities from higher-cost to lower-cost locations, outsourcing certain business processes and functions, and implementing new business information systems. Problems with the execution of these activities could have an adverse effect on our business or results of operations.

We continuously seek to make our cost structure and business processes more efficient, including by moving our business activities from higher-cost to lower-cost locations, outsourcing certain business processes and functions, and implementing changes to our business information systems. These efforts involve a significant investment of financial and human resources and significant changes to our current operating processes. In addition, as we move operations into lower-cost jurisdictions and outsource certain business processes, we become subject to new regulatory regimes and lose control of certain aspects of our operations and, as a consequence, become more dependent upon the systems and business processes of third-parties. If we are unable to move our operations, outsource business processes and implement new business information systems in a manner that complies with local law and maintains adequate standards, controls and procedures, the quality of our products and services may suffer and we may be subject to increased litigation risk, either of which could have an adverse effect on our business and results of operations.

If we are unable to attract and retain qualified personnel, our business and operating results could be harmed.

Our continued success depends, in part, on our ability to hire and retain qualified personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers. Competition for qualified employees, particularly in Silicon Valley, is intense. The loss of the services of a significant number of our employees, particularly our engineers, salespeople and key managers, could be disruptive to our development efforts or business relationships and could materially and adversely affect our operating results. Equity grants are a critical component of our current compensation programs. If we reduce or eliminate our equity programs, due to increased shareholder activism, heightened focus on corporate compensation practices, or increased scrutiny of the dilutive effects of such programs, we may have difficulty attracting and retaining critical employees.

In addition, because of the structure of our cash and equity incentive compensation plans, we may be at increased risk of losing employees at certain times. For example, the retention value of our compensation plans decreases after the payment of annual bonuses or the vesting of equity awards.

Our business could be materially and adversely affected as a result of a natural disaster, terrorist acts or other catastrophic events.

We depend on the ability of our personnel, raw materials, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters and one of our major data centers are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business and our financial condition could be impaired.

Our failure to protect our intellectual property could harm our business, results of operations and financial condition.

Our success depends significantly upon developing, maintaining and protecting proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions with employees, resellers, strategic partners and customers, to protect our proprietary rights. We currently have multiple U.S. and international patent applications pending and multiple U.S. and international patents issued. The pending applications may not be approved, and our existing and future patents may be challenged. If such challenges are brought, the patents may be invalidated. We may not be able to develop proprietary products or technologies that are patentable, and patents issued to us may not provide us with any competitive advantages and may be challenged by third parties. Further, the patents of others may materially and adversely affect our ability to do business. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive position.

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

We are subject to intellectual property infringement claims. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights. Third parties may in the future, claim infringement by us with respect to current or future products, patents, trademarks or other proprietary rights. We expect that companies in the network storage and data management market will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time consuming, result in costly litigation, cause product shipment delays, require us to redesign our products, or enter into royalty or licensing agreements, any of which could materially and adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

Changes in regulations relating to our products or their components, or the manufacture, sourcing, distribution or use thereof, may harm our business and operating results.

The laws and regulations governing the manufacturing, sourcing, distribution and use of our products have become more complex and stringent over time. For example, in addition to various environmental laws relating to carbon emissions and the use and discharge of hazardous materials, the SEC has recently adopted regulations concerning the supply of certain minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries. We may incur costs to comply with the new disclosure requirements of this law and may realize other costs relating to the sourcing and availability of minerals used in our products. Further, since our supply chain is complex, we may face reputational harm if our customers or other stakeholders conclude that we are unable to verify sufficiently the origins of the minerals used in the products we sell. As the laws and regulations governing our products continue to expand and change, our costs are likely to rise, and the failure to comply with any such laws and regulations could subject us to business interruptions, litigation risks and reputational harm.

If a data center or other third-party who relies on our products experiences a disruption in service or a loss of data, such disruption could be attributed to the quality of our products, thereby causing financial or reputational harm to our business.

Our clients (including data centers, SaaS, cloud computing and Internet infrastructure and bandwidth providers) rely on our products for their data storage needs. We exercise little control over how our clients use or maintain our products, and in some cases improper usage or maintenance could impair the performance of our products.

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

If our security measures are breached or if stored data is improperly accessed, customers may reduce or cease using our solutions, our reputation may be harmed and we may incur significant liabilities.

We store and transmit sensitive and proprietary data related to our employees, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and Internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personally identifiable information. Security breaches could result in unauthorized access to, or loss or unauthorized disclosure of, such information, litigation, indemnity obligations, government investigations and other possible liabilities, as well as negative publicity, which could damage our reputation. Additionally, our clients and customers use our platforms for the transmission and storage of sensitive data. We do not regularly monitor or review the information or content that our clients and their customers upload and store, and, therefore, we have no direct control over the substance of the information or content stored within our platforms. Therefore, if employees, clients, partners or their respective customers use our platforms for the transmission or storage of personally identifiable or other sensitive information and our security measures are breached as a result of third-

party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems.

Many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding security breaches often lead to widespread negative publicity. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms, and social media sites. Any security breach, whether actual or perceived, could harm our reputation, erode client confidence in the effectiveness of our data security measures, negatively impact our ability to attract new clients, cause existing clients to elect not to renew their support contracts, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our existing general liability insurance coverage and coverage for errors and omissions may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims, or our insurer may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

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

We own approximately 1.7 million square feet of facilities at our Sunnyvale, California headquarters, of which we occupy approximately 1.4 million square feet. The Sunnyvale site supports research and development, corporate general administration, sales and marketing, global services and operations.

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

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the NASDAQ Global Select Market (and its predecessor, the Nasdaq National Market) on November 21, 1995, and is traded under the symbol “NTAP.” The closing price for our common stock on June 5, 2013 was $37.31. The following table sets forth for the periods indicated, the high and low sale prices for our common stock as reported on the NASDAQ Global Select Market.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$41.05	$27.79	$56.49	$46.90
Second Quarter	36.41	27.62	48.24	33.00
Third Quarter	36.19	26.26	44.49	33.50
Fourth Quarter	37.02	32.75	46.80	36.20

Holders

As of June 5, 2013 there were 685 holders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Performance Graph

The following graph shows a five-year comparison of the cumulative total return on our common stock, the NASDAQ Composite Index, the S&P 500 Index and the S&P 500 Information Technology Index from April 25, 2008 through April 26, 2013. The past performance of our common stock is not indicative of the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NetApp, Inc., the NASDAQ Composite Index,

the S&P 500 Index and the S&P 500 Information Technology Index

*	$100 invested on 4/30/08 in stock or index, including reinvestment of dividends.

	4/08	4/09	4/10	4/11	4/12	4/13
NetApp, Inc.	$100.00	$75.62	$143.26	$215.33	$160.45	$144.17
NASDAQ Composite	100.00	71.92	104.04	122.74	131.54	146.03
S&P 500	100.00	64.71	89.83	105.31	110.29	128.90
S&P 500 Information Technology	100.00	73.33	105.20	119.10	136.48	138.76

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1A. Risk Factors.”

Sale of Unregistered Securities

In connection with our acquisition of ionGrid on February 11, 2013, we issued 384,201 restricted shares of common stock to three employees of ionGrid. Subject to certain conditions, 129,685 shares, 128,067 shares and 126,449 shares become unrestricted on the one-year, two-year and three-year anniversaries, respectively, of February 11, 2013. The restricted stock was issued as a private placement pursuant to Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 26, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 26, 2013 – February 22, 2013	—	$—	131,745	$1,586.3
February 23, 2013 – March 22, 2013	3,025	$34.21	134,770	1,482.8
March 23, 2013 – April 26, 2013	2,255	$33.94	137,025	1,406.3

Total	5,280	$34.09	137,025	1,406.3

In May 2003, our Board of Directors approved a stock repurchase program. During fiscal 2013, we repurchased and retired 18.1 million shares of our common stock for an aggregate purchase price of $590.0 million. Since inception of the program through April 26, 2013, we repurchased a total of 137.0 million shares of our common stock for an aggregate purchase price of $4.1 billion. As of April 26, 2013, the remaining authorized amount for stock repurchases was $1.4 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

	Fiscal Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011	April 30, 2010	April 24, 2009
	(In millions, except per-share amounts)
Net revenues(1)	$6,332.4	$6,233.2	$5,122.6	$3,931.4	$3,406.4
Total cost of revenue	2,571.3	2,519.8	1,793.9	1,412.2	1,416.5

Gross profit	3,761.1	3,713.4	3,328.7	2,519.2	1,989.9
Total operating expenses	3,153.3	2,966.9	2,504.4	2,030.8	1,942.7

Income from operations	607.8	746.5	824.3	488.4	47.2

Net income(1)	$505.3	$605.4	$673.1	$400.4	$64.6

Net income per share, basic	$1.40	$1.66	$1.87	$1.18	$0.20

Net income per share, diluted	$1.37	$1.58	$1.71	$1.13	$0.19

Shares used in basic computation	361.5	363.9	360.9	339.6	330.3

Shares used in diluted computation	368.0	384.3	393.7	353.2	334.6

	April 26, 2013	April 27, 2012(1)	April 29, 2011	April 30, 2010	April 24, 2009
	(In millions)
Cash, cash equivalents and short-term investments	$6,952.6	$5,398.5	$5,174.7	$3,724.0	$2,604.3
Working capital	4,587.6	3,306.7	2,992.4	2,626.1	1,759.5
Total assets	11,242.4	9,532.3	8,498.8	6,494.4	5,384.4
Current portion of long-term debt	1,257.8	1,202.3	1,150.4	—	—
Long-term debt and other	1,248.1	206.9	192.9	1,273.4	1,219.3
Total stockholders’ equity	4,717.5	4,293.6	3,730.2	2,530.5	1,784.2

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

Executive Overview

Our Company

We are a leading provider of innovative storage systems and data management solutions that form the foundation for efficient and flexible information technology (IT) infrastructures. Our storage systems help customers streamline operations and lower the cost associated with storing and managing their data. Our unified fabric-attached storage platform offers a storage platform for business applications, shared infrastructures, and cloud environments. Our E-Series platform offers modular flexibility and custom configuration capability for demanding workloads. We are a leading original equipment manufacturer (OEM) storage provider enabling OEMs to offer market-leading IT and storage solutions that serve specific markets and customer requirements. In addition, we provide professional services, global support solutions, and customer education and training to help customers most effectively manage their data. We employ a multichannel distribution strategy, selling products and services to end users and service providers through a direct sales force and through channel partners, including value-added resellers, system integrators, OEMs and distributors.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics for each of the last three fiscal years (in millions, except per share amounts, percentages and days sales outstanding):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Net revenues	$6,332.4	$6,233.2	$5,122.6
Gross profit	$3,761.1	$3,713.4	$3,328.7
Gross profit margin percentage	59.4%	59.6%	65.0%
Income from operations	$607.8	$746.5	$824.3
Income from operations as a percentage of net revenues	9.6%	12.0%	16.1%
Net income	$505.3	$605.4	$673.1
Diluted income per share	$1.37	$1.58	$1.71
Operating cash flows	$1,386.3	$1,462.6	$1,346.3

	April 26, 2013	April 27, 2012
Deferred revenue	$3,009.5	$2,815.9
Days sales outstanding (DSO)	42	44

•

Net revenues: Our net revenues increased in fiscal 2013 compared to the prior year. This increase was primarily due to an increase in revenues in our Asia Pacific (APAC) geographical region as well as increases in hardware maintenance contract and software entitlements and maintenance (SEM) revenues generated from a higher installed base of our hardware and software products.

•

Gross profit margin percentage: Our gross profit margin as a percentage of net revenues decreased slightly in fiscal 2013 compared to the prior year reflecting higher warranty costs, offset by lower materials costs as a percentage of revenue due to changes in the revenue mix.

•

Income from operations as a percentage of net revenues: Our income from operations as a percentage of net revenues decreased in fiscal 2013 compared to the prior year primarily due to an increase in operating expenses related to increased headcount.

•

Net Income and Diluted Income per Share: The 17% and 13% decrease in net income and diluted income per share, respectively, in fiscal 2013 compared to the prior year reflects the lower operating income in dollars and as a percentage of net revenue as discussed above, partially offset by a decrease in our effective income tax rate of 4 percentage points. Diluted income per share in fiscal 2013 was favorably impacted by a 4% decrease in the number of dilutive shares, including a decrease in dilution from employee awards, the Convertible Notes and warrants.

•	Operating cash flows: Operating cash flows decreased 5% in fiscal 2013, reflecting a decrease in net income.

•

Deferred revenue: Total deferred revenue increased $193.6 million, or 7%, in fiscal 2013 compared to the prior year primarily due to an increase in deferred SEM and service revenue related to service contract sales and renewals.

•

DSO: DSO decreased in the fourth quarter of fiscal 2013 compared to the prior year primarily due to improvements in the percentage of the fourth quarter’s total shipments that occurred in the last month of the quarter (shipment linearity) of fiscal 2013.

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

Stock Repurchase Program Activity

During fiscal 2013, our Board of Directors approved a $1.5 billion increase to our stock repurchase program and we repurchased 18.1 million shares of our common stock at an average price of $32.68 per share.

Recent Activity

Convertible Notes Settlement

The Convertible Notes matured on June 1, 2013. At the time of settlement, we delivered $1.265 billion in cash to the holders for the outstanding principal amount and issued 4.9 million shares of our common stock for the excess conversion value. In addition, we exercised the Convertible Note Hedges, for which we received 3.9 million shares from the counterparties.

Dividends and Share Repurchase Program

On May 21, 2013, we announced a quarterly cash dividend of $0.15 per share of common stock, beginning in the first quarter of fiscal 2014, with the first dividend payable on July 23, 2013 to holders of record as of the close of business on July 11, 2013.

In May 2013, we announced an increase of $1.6 billion to our stock repurchase program, resulting in an aggregate remaining program of $3.0 billion program. More information about our stock repurchase program is included in “Liquidity and Capital Resources”.

Accelerated Share Repurchase Agreement

On June 5, 2013, we entered into a collared accelerated share repurchase agreement (ASR) with a counterparty under which we prepaid $750.0 million to purchase shares of our common stock. In exchange for the up-front payment, the counterparty committed to deliver a number of shares during the ASR’s purchase period, which ends no later than August 29, 2013, although the completion date may be accelerated at the counterparty’s option. The total number of shares to be delivered, and therefore the average price per share, will be determined at the end of the purchase period based on the volume weighted average price of our stock during that period.

Fiscal 2014 Restructuring Plan

On May 15, 2013, we committed to a business restructuring plan intended to realign resources reducing our global workforce by approximately 900 employees. In connection with this plan, we anticipate incurring between $50.0 million and $60.0 million in employee severance and other restructuring charges.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material.

The summary of significant accounting policies is included in Note 2 to the consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. The accounting policies described below reflect the significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition, Reserves and Allowances

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured. Revenue from the sale of hardware systems and software components essential to the functionality of the hardware systems is recognized in accordance with general revenue recognition accounting guidance. Our product revenues also include revenues from the sale of non-essential software products, which generally includes a perpetual license to our software. Non-essential software sales are subject to industry specific software revenue recognition accounting guidance. SEM and premium hardware maintenance services are recognized ratably over their contractual terms, generally from one to five years.

For multiple element arrangements, we allocate revenue to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement. For our non-software deliverables, we allocate the arrangement consideration based on the relative selling price of the deliverables using best estimate of selling price (BESP). For our software entitlements and support services, we generally use vendor-specific objective evidence of selling price (VSOE). When we are unable to establish VSOE for our software entitlements and support services, we use BESP in our allocation of arrangement consideration.

We establish the selling prices used for each deliverable based on VSOE, if available, third party evidence (TPE), if VSOE is not available, or BESP if neither VSOE nor TPE is available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained.

We record reductions to revenue for estimated sales returns at the time of shipment. We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectability of specific customer accounts.

The following are the key estimates and assumptions and corresponding uncertainties for recognizing revenue:

Key Estimates and Assumptions	Key Uncertainties

We establish VSOE of selling price using the price charged for a deliverable when sold separately and generally evidenced by a substantial majority of historical stand-alone transactions falling within a reasonably narrow range. In addition, we consider major service type, customer classifications, and other variables in determining VSOE. Our revenue estimates and assumptions are based on our ability to assert and maintain VSOE.

BESP is generally evidenced by a majority of historical transactions falling within a reasonable price range. We also consider multiple factors, including, but not limited to, cost of products, gross margin objectives, historical pricing practices, customer classes and distribution channels. Our revenue estimates and assumptions are based on our ability to maintain consistent BESP.

As our business and offerings evolve over time, modifications to our pricing and discounting methodologies, changes in the scope and nature of service offerings and/or changes in customer segmentation may result in a lack of consistency required to establish and/or maintain VSOE or to maintain consistent BESP. Additionally, technological changes resulting in variability in product costs and gross margins may require changes to our BESP model. Changes in BESP may result in a different allocation of revenue to the deliverables in multiple-element arrangements. These factors, among others, may adversely impact the amount of revenue and gross margins we report in a particular period.

Sales returns are estimated based on historical sales returns, current trends and our expectations regarding future experience. Additionally, distributors and retail partners participate in various cooperative marketing and other programs, and we maintain estimated accruals and allowances for these programs based on contractual terms and historical experience.	If there is insufficient relevant historical data in determining our sales returns estimates, or if we experience changes in practices related to sales returns or changes in market or competitive conditions resulting in higher than expected return rates, or if actual credits received by our distributors and partners deviate significantly from our estimates, our revenues may be adversely impacted.

Our allowance for bad debt is based on an analysis of accounts receivable and historical bad debts, customer concentration, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices.	Our reserves for bad debt have generally been sufficient to cover credit losses. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation and Purchase Order Accruals

Inventories consist primarily of purchased components and finished goods and are stated at the lower of cost or market, which approximates actual cost on a first-in, first-out basis. A provision is recorded when inventory is determined to be in excess of anticipated demand or obsolete in order to adjust inventory to its estimated realizable value. The following are the key estimates and assumptions and corresponding uncertainties for estimating the value of our inventories:

Key Estimates and Assumptions	Key Uncertainties
We perform an excess and obsolete analysis of our inventory based upon assumptions about future demand forecasts and market conditions. Inventories are written down based on excess and obsolete reserves determined primarily on assumptions about future demand forecasts and market conditions.	Although we use our best estimates to forecast future product demand, any significant unanticipated changes in demand or obsolescence related to technological developments, new product introductions, customer requirements, competition or other factors could have a significant impact on the valuation of our inventory. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings that adversely impact gross margins may be required. If actual market conditions are more favorable, we may realize higher gross profits in the period when the written-down inventory is sold.

We are subject to a variety of environmental laws relating to the manufacture of our products. If there are changes to the current regulations, we may be required to make product design changes which may result in excess or obsolete inventory, which could adversely impact our operating results.

We make commitments to our third-party contract manufacturers and other suppliers to manage lead times and meet product forecasts and to other parties to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on non-cancelable purchase commitments when we believe it is probable that the components will not be utilized in future operations.	If the actual materials demand is significantly lower than our forecast, we may be required to increase our recorded liabilities for estimated losses on non-cancelable purchase commitments which would adversely impact our operating results.

Goodwill and Purchased Intangible Assets

We allocate the purchase price of acquisitions to identifiable assets acquired and liabilities assumed at their acquisition date fair values based on established valuation techniques. Goodwill represents the residual value as of the acquisition date, which in most cases is measured as the excess of the purchase consideration transferred over the net of the acquisition date fair values of the assets acquired and liabilities assumed.

The carrying values of purchased intangible assets are reviewed whenever events and circumstances indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. We periodically review the estimated remaining useful lives of our intangible assets. This review may result in impairment charges or shortened useful lives, resulting in charges to our consolidated statements of operations.

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2013, we performed a quantitative test at the reporting unit level and determined the fair value substantially exceeded the carrying value for each reporting unit and, therefore, found no impairment of goodwill.

The following are the key estimates and assumptions and corresponding uncertainties for estimating the value of our goodwill and purchased intangible assets:

Key Estimates and Assumptions	Key Uncertainties

The assessment of fair value for goodwill and purchased intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the new accounting guidance for the fair value measurement of nonfinancial assets.

The valuation of purchased intangible assets is principally based on estimates of the future performance and cash flows expected to be generated by the acquired assets from the acquired business.

While we employ experts to determine the acquisition date fair value of acquired intangibles, the fair value of assets acquired and liabilities assumed are based on significant management assumptions and estimates, which are inherently uncertain and unpredictable and as a result, actual results may differ from estimates. If different assumptions were to be used, it could materially impact the purchase price allocation.

Evaluations of possible goodwill and purchased intangible assets impairment require us to make judgments and assumptions related to the allocation of our balance sheet and income statement amounts and estimate future cash flows and fair market values of our reporting units and assets.	In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill or purchased intangible assets.

Assumptions and estimates about future values of our goodwill and purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as the adverse impact of unanticipated changes in macroeconomic conditions and technological changes or new product introductions from competitors. They can also be affected by internal factors such as changes in business strategy or in forecasted product life cycles and roadmaps. Our ongoing consideration of these and other factors could result in future impairment charges or accelerated amortization expense, which could adversely affect our operating results.

Product Warranties

Estimated future hardware and software warranty costs are recorded as a cost of product revenues when the related revenue is recognized. We assess the adequacy of our warranty accrual each quarter and adjust the amount as considered necessary.

The following are the key estimates and assumptions and corresponding uncertainties for product warranties:

Key Estimates and Assumptions	Key Uncertainties
Estimated future software and hardware warranty costs are based on historical and projected warranty claim rates, product failure rates, historical and projected materials and logistics costs, distribution and labor costs and knowledge of specific product failures that are outside of our typical experience. We also evaluate our estimates to assess the adequacy of our warranty liability considering the size of the installed base of products subject to warranty protection and adjust the estimates as necessary.	Although we engage in product quality programs and processes, if we experience unexpected quality issues resulting in higher failure rates or experience increases in costs to remediate product failures, additional warranty costs may be incurred. Additionally, for new products our warranty liability is based on limited historical experience. If our projections differ from such limited experience, our warranty costs may increase, which could adversely impact our gross margins.

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payment awards, net of an estimated forfeiture rate. We recognize stock-based compensation expense on a straight-line basis over the requisite service period.

The following are the key estimates and assumptions and corresponding uncertainties for our stock-based compensation:

Key Estimates and Assumptions	Key Uncertainties
The fair value of employee stock options and rights to purchase shares under our Employee Stock Purchase Plan (ESPP) is estimated using the Black-Scholes option-pricing model. The key assumptions used in estimating the fair value of such awards include the expected term of the awards, risk free interest rates and the expected stock price volatility over the expected term of the awards.	To the extent that market conditions or company specific events lead to higher stock price volatility or employee stock option exercise behavior differs from expectations, the estimated fair value and stock-based compensation expense may differ significantly in future periods, which could impact our operating results.

Stock-based compensation expense is based on awards ultimately expected to meet service vesting conditions and is impacted by the estimated forfeiture rate.	If we experience employee turnover different from our historical rates, our stock-based compensation expense may differ significantly from what we have recorded in the current period.

Valuation of Investment Securities

Our investments in debt securities are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of these securities are recognized in accumulated other comprehensive income, net of tax, unless they are determined to be other-than-temporary impairments. The ultimate value realized on these securities is subject to market price volatility until they are sold. Our investment portfolio includes Auction Rate Securities (ARS), which we classify as long-term investments as there is no active market and we believe our ability to liquidate these investments in the next twelve months is uncertain.

The following are the key estimates and assumptions and corresponding uncertainties for the valuation of our investment securities:

Key Estimates and Assumptions	Key Uncertainties

The estimated fair value of our debt securities, excluding ARS, is based on an evaluation of current economic and market conditions, the credit rating of the security’s issuer, the length of time and extent a security’s fair value has been below its amortized cost and our ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery in value.

In estimating the fair value of our ARS we consider the assessments of the underlying structure of each security, discounted expected cash flows, credit ratings, workout periods, trading activity for similar securities in the secondary market and overall capital market liquidity.

The fair value of our investments in debt securities, including ARS, could decrease significantly from uncertainties in the credit and capital markets, credit rating downgrades and/or solvency of the issuer, decreases in the marketability of the securities or changes in our ability and intent to continue to hold the securities. If the fair value of our investments decreases significantly we may incur impairment charges that could adversely affect our results of operations.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The following are the key estimates and assumptions and corresponding uncertainties for our income taxes:

Key Estimates and Assumptions	Key Uncertainties
Our income tax provision is based on existing current tax law and letter rulings we have with various tax authorities.	Our provision for income taxes is subject to volatility and could be adversely impacted by future changes in existing tax laws, such as a change in tax rate, possible U.S. changes to the taxation of earnings of our foreign subsidiaries, and uncertainties as to future renewals of favorable tax rulings.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries because these earnings have been indefinitely reinvested and there is no plan in the foreseeable future to initiate any action that would precipitate the payment of income taxes thereon.	We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If factors change, future income tax expense and payments may differ significantly from the current period and could adversely affect our results of operations.

The determination of whether we should record or adjust a valuation allowance against our deferred tax assets is based on assumptions regarding our future profitability.	Our future profits could change resulting in a change to our determination as to the amount of deferred tax assets that can be realized. We could adjust our valuation allowance with a corresponding impact to the tax provision in the period in which such determination is made.

The estimates for our uncertain tax positions are based primarily on company specific circumstances, applicable tax laws, tax opinions from outside firms and past results from examinations of our income tax returns.	Significant judgment is required in evaluating our uncertain tax positions. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome or tax court rulings of these matters will not be different from that which is reflected in our historical tax provisions and accruals.

New Accounting Standards

See Note 4 of the accompanying consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Revenues:
Product	64.6%	67.6%	65.7%
Software entitlements and maintenance	14.1	13.0	14.1
Service	21.3	19.4	20.2

Net revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	31.0	31.7	26.2
Cost of software entitlements and maintenance	0.4	0.4	0.3
Cost of service	9.2	8.3	8.5

Gross profit	59.4	59.6	65.0

Operating expenses:
Sales and marketing	31.2	29.9	31.2
Research and development	14.3	13.3	12.7
General and administrative	4.3	4.2	4.9
Acquisition-related expense	—	0.2	0.1

Total operating expenses	49.8	47.6	48.9

Income from operations	9.6	12.0	16.1
Other expense, net	(0.6)	(0.6)	(0.6)

Income before income taxes	9.0	11.4	15.5
Provision for income taxes	1.0	1.7	2.4

Net income	8.0%	9.7%	13.1%

Discussion and Analysis of Results of Operations

Overview — Net revenues for fiscal 2013 were $6,332.4 million, up $99.2 million, or 2% compared to fiscal 2012. The increase was due to increases in hardware maintenance contract and SEM revenues.

Net revenues for fiscal 2012 were $6,233.2 million, up $1,110.6 million, or 22% compared to fiscal 2011. The increase was primarily due to $656.6 million of E-Series OEM revenues, continued demand for our storage efficiency and data management solutions, and an increase in hardware maintenance contract revenues.

Gross profit as a percentage of revenue decreased less than 1% during fiscal 2013 compared to fiscal 2012. Gross profit as a percentage of revenue decreased 5% during fiscal 2012 compared to fiscal 2011, primarily due to the inclusion of lower gross margin E-Series OEM products in the revenue mix and the impact of higher discounting. This decrease was partially offset by manufacturing cost reductions.

Sales and marketing, research and development and general and administrative expenses for fiscal 2013 totaled $3,151.6 million, up 7% compared to fiscal 2012. The increase was primarily due to increased compensation costs resulting from a 9% increase in average headcount during fiscal 2013 compared to fiscal 2012. Sales and marketing, research and development and general and administrative expenses for fiscal 2012 totaled $2,957.1 million, up 18% compared to fiscal 2011. The increase was primarily due to increased compensation costs resulting from a 26% increase in average headcount during fiscal 2012 compared to fiscal 2011. The May 2011 acquisition of Engenio represented approximately 10% of the average headcount for fiscal 2012.

Net Revenues (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Net revenues	$6,332.4	$6,233.2	2%	$5,122.6	22%

The increase in net revenues for fiscal 2013 was due to increases in service and SEM revenues of $216.6 million, partially offset by a decrease in product revenues of $117.4 million. Product revenues comprised 65% of net revenues for fiscal 2013 compared to 68% of net revenues for fiscal 2012.

The increase in net revenues for fiscal 2012 was primarily due to an increase in product revenues, which comprised 68% of net revenues in fiscal 2012 compared to 66% of net revenues in fiscal 2011.

Sales through our indirect channels represented 81%, 78% and 73% of net revenues in fiscal 2013, 2012 and 2011, respectively. Included in indirect channel sales was $787.2 million, $889.5 million and $233.1 million of OEM revenue during fiscal 2013, 2012 and 2011, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues (in millions, except percentages):

	Year Ended
	April 26, 2013	% of Net Revenues	April 27, 2012	% of Net Revenues	April 29, 2011	% of Net Revenues
Arrow Electronics, Inc.	$1,222.4	19%	$1,035.7	17%	$903.0	18%
Avnet, Inc.	$958.5	15%	$753.6	12%	$639.0	12%

Product Revenues (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Product revenues	$4,092.3	$4,209.7	(3)%	$3,367.1	25%

Product revenues consist of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $2,283.1 million increased by $63.4 million, or 3%, in fiscal 2013 compared to fiscal 2012, primarily due to an increase in revenue from 2000 and 6000 series systems, partially offset by a decrease in 3000 series systems. Total configured systems unit volume increased 9% during fiscal 2013 compared to fiscal 2012. Unit volume for both the 2000 and 6000 series increased, while unit volume of the 3000 series systems decreased, reflecting a shift in customer demand from certain older 3000 series systems to certain newer 2000 series systems and increased demand for the 6000 series systems. The average selling prices (ASP’s) across all series increased due to increased capacity during fiscal 2013 compared to fiscal 2012. However, ASPs of total configured systems decreased during fiscal 2013, due to a shift in sales from higher priced 3000 series systems to lower priced 2000 series systems.

Non-configured product revenues of $1,809.1 million decreased $180.9 million, or 9%, during fiscal 2013 compared to fiscal 2012. This decrease was primarily due to lower revenue from non-configured OEM products, which declined 14%, and lower add-on storage revenue.

Total configured system revenues of $2,219.7 million increased by $163.2 million, or 8%, in fiscal 2012 compared to fiscal 2011, with the largest increase in the 6000 series systems, partially offset by a decrease in the 2000 series systems. Total configured systems unit volume increased 6% during fiscal 2012 compared to fiscal 2011, reflecting increases in unit volume for both the 6000 and 3000 series systems, partially offset by a decrease in unit volume for the 2000 series systems. The increases in the unit volume of the 6000 and 3000 series were due to customer demand for newer products within these series. The decrease in the 2000 series unit volume was primarily due to a decrease in demand for the older products within this series, as well as a shift in demand to the newer 3000 series systems. The ASPs for total configured systems increased slightly during the period due to a shift in system revenue mix from the lower priced 2000 series to the higher priced 3000 and 6000 series. However, ASP’s across each series decreased primarily due to higher discounting.

Non-configured product revenues of $1,990.0 million increased $679.4 million, or 52%, during fiscal 2012 compared to fiscal 2011. This increase was primarily due to E-Series OEM product revenues of $650.7 million during fiscal 2012.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This can cause a wide variation in product configurations that can significantly impact revenues, cost of revenues and gross profits. Pricing changes, discounting practices, product competition, foreign currency, unit volumes, customer mix, natural disasters and product material costs can also impact revenues, cost of revenues and/or gross profits. Disks are a significant component of our storage systems. Industry disk pricing has fallen every year; however, when supplies are constrained, disk prices may increase. To the extent that disk prices increase or decrease, we intend to pass along those price increases or decreases to our customers while working to maintain relatively constant profit margins on our disk drives. While our sales price per terabyte historically declines over time, improved system performance, increased capacity and software to manage this increased capacity have an offsetting favorable impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Software entitlements and maintenance revenues	$893.5	$812.2	10%	$720.6	13%

SEM contracts entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases.

The increases in SEM revenues in each period were due to increases in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Service revenues	$1,346.6	$1,211.3	11%	$1,034.9	17%

Service revenues include hardware maintenance, professional services and educational and training services.

Hardware maintenance contract revenues represent 74%, 70% and 66%, of service revenues in fiscal 2013, 2012 and 2011, respectively. These revenues increased $143.5 million, or 17%, during fiscal 2013 compared to fiscal 2012 and increased $166.5 million, or 24% during fiscal 2012 compared to fiscal 2011. The increases in each year are a result of increases in the installed base and aggregate contract values under service contracts. Professional services and educational and training services comprised 26%, 30% and 34% of service revenues for fiscal 2013, 2012 and 2011, respectively.

Revenues by Geographic Area (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Americas (United States, Canada and Latin America)	$3,552.5	$3,529.7	1%	$2,899.0	22%
Europe, Middle East and Africa (EMEA)	1,928.8	1,936.5	—%	1,719.1	13%
Asia Pacific (APAC)	851.1	767.0	11%	504.5	52%

Net revenues	$6,332.4	$6,233.2		$5,122.6

Americas revenues consist of Americas commercial and U.S. public sector markets. Sales to customers inside the United States comprised 89%, 86% and 89% of Americas net revenues during fiscal 2013, 2012 and 2011, respectively. During fiscal 2013, EMEA revenues were negatively impacted by the general macroeconomic conditions in the region. Sales to Germany accounted for $626.8 million, $632.6 million and $618.0 million for fiscal 2013, 2012 and 2011, respectively. No other foreign country accounted for 10% or more of net revenues.

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

Cost of Product Revenues (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Cost of product revenues	$1,959.9	$1,979.9	(1)%	$1,342.0	48%

The changes in cost of product revenues consisted of the following elements (in percentage points of the total change):

	Year Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Year Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Materials cost	(3)	37
Amortization expense	—	3
Excess and obsolete inventory	1	1
Warranty	1	3
Manufacturing overhead	—	2
Other	—	2

Total change	(1)	48

Materials cost represented 83%, 85% and 88% of product costs for fiscal 2013, 2012 and 2011, respectively.

Materials cost decreased $58.9 million in fiscal 2013 compared to fiscal 2012 due to change in mix of configured systems towards lower cost 2000 series systems, lower drive costs and lower OEM product volume resulting in an overall decrease in average unit materials cost. This decrease was partially offset by a 9% unit volume increase in configured systems. In addition, cost of product revenues in fiscal 2013 reflected a $26.9 million increase in hardware-related warranty expense and an $11.7 million increase in inventory write-downs compared to fiscal 2012.

Materials cost for fiscal 2012 increased $503.0 million compared to fiscal 2011, primarily as a result of $368.6 million in materials cost relating to the sales of E-Series OEM products. Materials cost increased on configured products due to a 6% volume increase, partially offset by average unit materials cost reductions. In addition, cost of product revenues in fiscal 2012 included an increase of $42.5 million in amortization expense related to developed technology intangible assets from the Engenio acquisition, a $36.1 million increase in warranty expense, primarily due to E-Series OEM products, and a $29.9 million increase in manufacturing overhead.

Cost of product revenues represented 48%, 47% and 40% of product revenue for fiscal 2013, 2012 and 2011, respectively. The increase in costs as a percentage of revenues for fiscal 2012 compared to fiscal 2011, was primarily the result of E-Series OEM products, which have lower material margins than configured systems and add-on products as well as lower materials margins on configured systems.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Cost of software entitlements and maintenance revenues	$28.3	$23.9	18%	$15.7	52%

Cost of SEM revenues increased each year primarily due to an increase in volume-related software support costs. Cost of SEM revenues represented 3% of SEM revenues for fiscal 2013 and 2012 and 2% of SEM revenues for fiscal 2011.

Cost of Service Revenues (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Cost of service revenues	$583.1	$516.0	13%	$436.2	18%

Cost of service revenues increased in fiscal 2013, 2012 and 2011 primarily due to increases in contract fulfillment, logistics and service delivery costs. Costs represented 43% of service revenues for fiscal 2013 and 2012 and 42% of service revenues for fiscal 2011.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation costs and employee incentive compensation plan costs.

Compensation costs included in operating expenses increased $111.1 million, or 7% during fiscal 2013 compared to fiscal 2012, primarily due to:

(i) an increase in salaries, benefits and other compensation-related costs of $86.5 million due to increases in average headcount;

(ii) an increase in stock-based compensation of $16.7 million due to increases in average headcount; and

(iii) an increase in incentive compensation expense of $7.9 million, reflecting increased headcount.

Compensation costs included in operating expenses increased approximately $273.6 million, or 21%, during fiscal 2012 compared to fiscal 2011, primarily due to:

(i) an increase in salaries, benefits and other compensation-related costs of $273.1 million due to an increase in average headcount, which included the impact of the Engenio acquisition; and

(ii) an increase in stock-based compensation of $77.2 million, including stock-based compensation expense of $10.9 million during fiscal 2012 related to the reset of the ESPP offering in December 2011;

(iii) partially offset by a decrease in incentive compensation expense of $76.6 million due to lower performance against plan operating targets in fiscal 2012.

Sales and Marketing (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Sales and marketing expenses	$1,974.8	$1,864.0	6%	$1,597.0	17%

Sales and marketing expense consists primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense and travel and entertainment expense. Sales and marketing expenses increased due to the following:

	Year Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Year Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Compensation costs	3	11
Commissions	—	(1)
Amortization expense	—	2
Facilities and IT support costs	2	2
Other	1	3

Total change	6	17

The increase in compensation costs during fiscal 2013 is primarily due to higher salaries and stock-based compensation resulting from a 9% increase in average sales and marketing headcount compared to fiscal 2012. Facilities and IT support costs increased during fiscal 2013 due to our increased investment in sales IT systems.

The increase in compensation costs in fiscal 2012 reflects a 20% increase in average sales and marketing headcount compared to fiscal 2011, partially offset by a decrease in incentive compensation expense. Sales and marketing expense also reflects a decrease in commissions expense during fiscal 2012 due to lower individual attainment and commission rates. Amortization expense in fiscal 2012 increased due to the addition of intangible assets from the Engenio acquisition. The increase in facilities and IT support costs in fiscal 2012 reflects our investment in sales IT systems and infrastructure.

Research and Development (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Research and development expenses	$904.2	$828.2	9%	$648.6	28%

Research and development expense consists primarily of compensation costs, allocated facilities and IT costs, depreciation and amortization, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Research and development expenses increased due to the following:

	Year Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Year Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Compensation costs	6	17
Depreciation and amortization	2	3
Development projects	1	2
Facilities and IT support costs	—	5
Other	—	1

Total change	9	28

The increase in compensation costs during fiscal 2013 is primarily due to higher salaries, stock-based compensation and incentive plan compensation expense resulting from an increase of 9% in average engineering headcount compared to fiscal 2012. Depreciation and amortization expense increased during fiscal 2013 due to higher levels of investment in engineering equipment.

The increase in compensation costs in fiscal 2012 reflects a 36% increase in average engineering headcount. This increase was partially offset by a decrease in incentive compensation expense. The increase in facilities and IT support costs in fiscal 2012 reflects the Engenio acquisition. Depreciation and amortization expense in fiscal 2012 increased due to higher levels of investment in engineering equipment.

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

General and Administrative (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
General and administrative expenses	$272.6	$264.9	3%	$251.3	5%

General and administrative expense consists primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expenses increased due to the following:

	Year Ended Fiscal 2013 to Fiscal 2012 Percentage Change Points	Year Ended Fiscal 2012 to Fiscal 2011 Percentage Change Points
Compensation costs	3	(2)
Outside services	(2)	2
Professional and corporate legal fees	—	3
Other	2	2

Total change	3	5

The increase in compensation costs in fiscal 2013 is primarily due to higher salaries resulting from an increase of 8% in average general and administrative headcount during fiscal 2013 compared to fiscal 2012. The decreases in outside services during fiscal 2013 reflect lower spending on contractors and various operational projects, as well as the absence of Engenio integration activities in fiscal 2013.

The decrease in compensation costs in fiscal 2012 compared to fiscal 2011 was primarily due to a decrease in incentive plan compensation expense. This decrease was partially offset by the impact of a 13% increase in average general and administrative headcount during fiscal 2012. Professional and corporate legal fees were higher in fiscal 2012 as a result of a legal fee settlement during fiscal 2011 associated with the resolution of the Sun Microsystems litigation. The increase in outside services in fiscal 2012 reflects additional spending on contractors and costs associated with the Engenio integration activities and various ongoing operational projects.

Acquisition-related Expense (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Acquisition-related expense	$1.7	$9.8	(83)%	$5.7	72%

During fiscal 2013, we incurred $1.7 million of acquisition costs, primarily related to severance costs associated with the termination of certain acquiree company employees.

During fiscal 2012, we incurred due diligence, legal and integration charges of $9.8 million associated with our acquisition of Engenio. During fiscal 2011, we incurred $5.7 million of due diligence, legal and integration charges associated with our acquisitions.

Other Expense, Net

Interest Income (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Interest income	$42.2	$38.2	10%	$39.9	(4)%

The increase in interest income for fiscal 2013 compared to fiscal 2012 was primarily due to increases in our investment portfolio, partially offset by lower yields. The decrease in interest income for fiscal 2012 compared to fiscal 2011 was primarily due to lower yields on investments.

Interest Expense (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Interest expense	$(91.7)	$(74.7)	23%	$(75.9)	(2)%

During fiscal 2013, 2012 and 2011, we recognized non-cash interest expense from the amortization of debt discount and issuance costs relating to our debt of $60.2 million, $52.9 million and $53.1 million, respectively. The coupon interest expense related to our debt was $30.4 million, $20.6 million and $22.1 million for fiscal 2013, 2012 and 2011, respectively. Total interest expense related to the Convertible Notes and the Senior Notes was $81.2 million and $9.4 million, respectively, for fiscal 2013. Total interest expense related to the Convertible Notes was $73.5 million and $75.2 million for fiscal 2012 and 2011, respectively.

Other Income, Net (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Other income, net	$8.3	$2.4	246%	$5.8	(59)%

The increase in other income, net for fiscal 2013 compared to fiscal 2012 is primarily due to net foreign exchange gains of $4.5 million. The decrease in other income, net in fiscal 2012 compared to fiscal 2011 was due to lower gains on investments.

Provision for Income Taxes (in millions, except percentages):

	Year Ended
	April 26, 2013	April 27, 2012	% Change	April 29, 2011	% Change
Provision for income taxes	$61.3	$107.0	(43)%	$121.0	(12)%

Our effective tax rate for fiscal 2013 was 10.8% compared to an effective tax rate of 15.0% for fiscal 2012, and an effective tax rate of 15.2% for fiscal 2011. Our effective tax rate reflects our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates for fiscal 2011 through fiscal 2013 were favorably impacted by the geographic mix of profits.

The effective tax rate of 10.8% in fiscal 2013 included a benefit of $144.4 million, or 25.5 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year included a benefit of $12.1 million, or 2.1 percentage points, related to current year research and development credits, and an expense of $18.4 million, or 3.2 percentage points, attributable to non-deductible stock-based compensation.

The effective tax rate of 15.0% in fiscal 2012 included a benefit of $162.2 million, or 22.8 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year included a benefit of $10.9 million, or 1.5 percentage points, related to research and development credits, an expense of $14.4 million, or 2.0 percentage points, attributable to non-deductible stock-based compensation, an expense of $6.4 million, or 0.9 percentage points, on state tax expense and an expense of $7.3 million, or 1.0 percentage point, in connection with income tax audits.

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2011, and before January 1, 2014. As a result of the extension, we recorded a benefit of $12.1 million related to the fiscal 2013 research credit and a benefit of $3.2 million related to prior year credits that we will retroactively claim. Unless extended again, the federal research credit will expire on December 31, 2013.

In March 2013, we received a draft Revenue Agent’s Report from the IRS for our fiscal 2005 through 2007 income tax returns. We are currently in the process of submitting information to draft a closing agreement with the IRS for our fiscal 2007 income tax return. The draft Revenue Agent’s Report and closing agreement will be subject to review by certain higher authorities within the IRS and the Joint Committee on Taxation. Our fiscal 2008 through 2010 returns are currently under audit by the IRS.

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

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 26, 2013.

Liquidity, Capital Resources and Cash Requirements

(Dollars in Millions)	April 26, 2013	April 27, 2012
Cash, cash equivalents and short-term investments	$6,952.6	$5,398.5
Current portion of principal amount of Convertible Notes	1,264.9	1,264.9
Principal amount of Senior Notes	1,000.0	—
Debt as a % of stockholders’ equity	48%	28%

The following is a summary of our cash flows:

	Year Ended
(In Millions)	April 26, 2013	April 27, 2012
Net cash provided by operating activities	$1,386.3	$1,462.6
Net cash used in investing activities	(228.6)	(2,310.4)
Net cash provided by (used in) financing activities	578.9	(343.6)
Effect of exchange rate changes on cash and cash equivalents	(9.3)	(16.1)

Net increase (decrease) in cash and cash equivalents	$1,727.3	$(1,207.5)

Cash Flows

As of April 26, 2013, our cash, cash equivalents and short-term investments increased by $1.6 billion from April 27, 2012, to $7.0 billion. The increase was primarily a result of $1.4 billion of cash provided by operating activities and $1.0 billion of proceeds, net, received from the issuance of long-term debt, partially offset by $0.6 billion in cash paid for the repurchase of common stock and an aggregate $0.4 billion in capital expenditures and business acquisitions. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of April 26, 2013 decreased to 42 days compared to 44 days as of April 27, 2012, primarily due to improvements in shipment linearity in the fourth quarter of fiscal 2013 compared to the same period in the prior year. Working capital increased by $1.3 billion to $4.6 billion as of April 26, 2013, primarily due to the net increase in cash, cash equivalents and short-term investments as a result of the issuance of the long-term debt.

Cash Flows from Operating Activities

During fiscal 2013, we generated cash from operating activities of $1.4 billion. The primary sources of cash from operating activities during fiscal 2013 consisted of net income of $505.3 million, adjusted by depreciation and amortization of $344.6 million and stock-based compensation of $276.6 million.

Changes in assets and liabilities during fiscal 2013 included the following:

•	Deferred revenue increased due to an increase in deferred SEM and service revenue.

•	Accrued compensation and other current liabilities increased due to an increase in hardware-related warranty accruals and employee compensation plans.

During fiscal 2012, we generated cash from operating activities of $1.5 billion. The primary sources of cash from operating activities during fiscal 2012 consisted of net income of $605.4 million, adjusted by depreciation and amortization of $293.1 million and stock-based compensation of $257.6 million.

Changes in assets and liabilities during fiscal 2012 included the following:

•	Deferred revenue increased due to an increase in deferred SEM and service revenue.

•	Accounts receivable increased due to higher invoicing in the fourth quarter of fiscal 2012 compared to the same period in the prior year.

We expect that cash provided by operating activities may materially fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, tax benefits from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During fiscal 2013, we generated $177.0 million from maturities and sales of investments, net of purchases, completed business acquisitions for net cash payments of $106.5 million and paid $303.3 million for capital expenditures, including $69.6 million related to buildings and land associated with the buyout of our remaining synthetic leases.

During fiscal 2012, we paid $1.4 billion for investments, net of maturities and sales, completed our acquisition of Engenio for a net cash payment of $480.0 million and paid $407.1 million for capital expenditures, including $44.3 million related to buildings and land associated with the buyout of one of our synthetic leases.

Cash Flows from Financing Activities

During fiscal 2013, we generated $987.3 million, net, from the issuance of long-term debt, used $590.0 million for the repurchase of 18.1 million shares of common stock and received an aggregate of $183.5 million of proceeds and excess tax benefits from employee equity award plans, net of shares withheld for taxes.

During fiscal 2012, we used $600.0 million for the repurchase of 14.6 million shares of common stock, partially offset by an aggregate of $255.4 million of proceeds and excess tax benefits from employee equity award plans, net of shares withheld for taxes.

Liquidity

Our principal sources of liquidity as of April 26, 2013 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	April 26, 2013	April 27, 2012
Cash and cash equivalents	$3,277.1	$1,549.8
Short-term investments	3,675.5	3,848.7

Total	$6,952.6	$5,398.5

As of April 26, 2013, $3.4 billion of cash, cash equivalents and short-term investments were held in the United States, while $3.6 billion was held in foreign countries. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal and state income taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state net operating loss and tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the United States, and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt. Our contractual obligations as of April 26, 2013 are summarized below in the Contractual Obligations table.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of cash will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. We anticipate the cash used to settle the principal amount of our Convertible Notes due June 1, 2013 will come from our domestic cash. We anticipate the cash used for future dividends and share repurchases will come from our domestic cash and cash generated from on-going domestic operating activities. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

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

Long-term Debt

We have an automatic shelf registration statement on file with the SEC pursuant to which we may offer an unspecified amount of debt, equity and other securities. In December 2012, we utilized this shelf registration statement and issued $1.0 billion aggregate principal of senior unsecured notes consisting of $750.0 million of 2.00% Senior Notes due 2017 and $250.0 million of 3.25% Senior Notes due 2022, collectively referred to as the Senior Notes. There are no financial covenants associated with the Senior Notes. For further information on the terms of the Senior Notes, see Note 10 of the accompanying consolidated financial statements.

As of April 26, 2013, we also had outstanding $1.265 billion of Convertible Notes, which became unconditionally convertible at the option of the holders on March 1, 2013 and have a maturity date of June 1, 2013 (see Note 10 of the accompanying consolidated financial statements). The Convertible Notes were settled on June 3, 2013, at which time we delivered $1.265 billion in cash to the holders for the outstanding principal amount.

Credit Facility

We have an unsecured $250.0 million five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. As of April 26, 2013, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in North Carolina, India, California and other locations worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. Our capital expenditures were $303.3 million during fiscal 2013. We anticipate capital expenditures for fiscal 2014 to be between $225.0 million and $275.0 million.

Dividends and Share Repurchase Program

On May 21, 2013, we announced a quarterly cash dividend of $0.15 per share of common stock, beginning in the first quarter of fiscal 2014, with the first dividend payable on July 23, 2013 to holders of record as of the close of business on July 11, 2013.

As of April 26, 2013, our Board of Directors had authorized the repurchase of up to $5.5 billion of our common stock under our stock repurchase program of which the remaining authorized amount was $1.4 billion. On May 21, 2013, we announced an increase of $1.6 billion to this stock repurchase program. We plan to complete the remaining aggregate $3.0 billion program over the next three years and intend to complete $2.0 billion of repurchases by May 2014, of which $1.0 billion is planned to be completed by September 2013. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. During fiscal 2013 we repurchased 18.1 million shares of our common stock.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

The following table summarizes our contractual obligations at April 26, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Off-balance sheet commitments:
Office operating lease payments	$40.6	$38.8	$35.1	$18.3	$11.6	$27.2	$171.6
Equipment operating lease payments	25.7	15.7	8.7	2.0	—	—	52.1
Purchase commitments with contract manufacturers(1)	235.2	0.2	—	—	—	—	235.4
Capital expenditures	56.3	15.2	13.0	0.9	0.7	—	86.1
Other purchase obligations(2)	76.4	36.7	19.7	12.1	1.7	—	146.6

Total off-balance sheet commitments	434.2	106.6	76.5	33.3	14.0	27.2	691.8
Long-term debt obligations(3)	1,299.3	23.1	23.1	23.1	773.1	290.7	2,432.4
Long-term financing arrangements	6.9	4.5	3.8	1.3	—	—	16.5
Uncertain tax positions(4)							137.5

Total	$1,740.4	$134.2	$103.4	$57.7	$787.1	$317.9	$3,278.2

Other Commercial Commitments:
Letters of credit	$4.2	$1.1	$0.8	$1.9	$1.4	$0.7	$10.1

(1)

Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. As of April 26, 2013, we recorded accruals of $9.5 million for firm, non-cancelable purchase commitments with these contract manufacturers for quantities in excess of our future demand forecasts, which is consistent with the valuation of our excess and obsolete inventory.

(2)

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Included in long-term debt are obligations related to:

(a)	$1.265 billion principal amount of our Convertible Notes, which mature in June 2013 and

(b)	$1.0 billion principal amount of our Senior Notes, of which $750.0 million is due in December 2017 and $250.0 million is due in December 2022.

Estimated interest payments for our long-term debt, assuming no early retirement of debt obligations are $167.5 million for fiscal 2014 through fiscal 2023.

(4)

As of April 26, 2013, our liability for uncertain tax positions was $137.5 million, including interest and penalties, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

Some of the amounts in the table above are based on management’s estimates and assumptions, including the commitment duration, the possibility of renewal or termination, anticipated actions by management and third parties and other factors. Because these estimates and assumptions are subjective, our actual future obligations may vary from those reflected in the table. We expect to fund our contractual obligations and other commitments in the table above through existing cash, cash equivalents, investments, and cash generated from operations or to obtain additional financing, if necessary.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 17 to our consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 26, 2013, our financial guarantees of $10.1 million that were not recorded on our consolidated balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

In the ordinary course of business, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. During the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of April 26, 2013, the maximum guaranteed payment contingencies under our financing arrangements totaled $182.4 million and the related deferred revenue totaled $168.6 million.

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

We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. We use certain derivative financial instruments to manage foreign currency exchange risks. We do not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with management-approved policies.

Market Risk and Market Interest Risk

Investment and Interest Income — As of April 26, 2013, we had debt investments of $3.7 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government agency securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 26, 2013 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $45 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities (ARS) due to uncertainties in the credit and capital markets. As of April 26, 2013, our holdings in these securities had a par value of $44.9 million and an estimated fair value of $42.0 million. The fair value of our ARS may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our ARS. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in the estimated fair value.

Debt — As of April 26, 2013, we have outstanding $1.265 billion principal amount of Convertible Notes due in June 2013 and $1.0 billion aggregate principal amount of our Senior Notes due in December 2017 and December 2022. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and in the case of Convertible Notes, when the market price of our stock fluctuates. See Note 10 of the accompanying consolidated financial statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250.0 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 26, 2013, no amounts were outstanding under the credit facility.

Foreign Currency Exchange Rate Risk

We hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize foreign currency exchange forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain foreign-currency-denominated monetary assets and liabilities. We also use foreign currency exchange forward contracts to hedge foreign currency exposures related to forecasted sales transactions denominated in certain foreign currencies. These derivatives are designated and qualify as cash flow hedges under accounting guidance for derivatives and hedging.

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward and option contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of less than six months.

The following table provides information about our U.S. dollar equivalent foreign currency exchange forward contracts outstanding on April 26, 2013 and April 27, 2012 (in millions):

	April 26, 2013	April 27, 2012
	Notional Contract Amount	Notional Contract Amount
To sell U.S. dollars	$158.2	$101.1
To purchase U.S. dollars	466.8	540.7

The fair value of these contracts did not differ materially from their notional contract amount.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (collectively, the “Company”) as of April 26, 2013 and April 27, 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended April 26, 2013. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetApp, Inc. and subsidiaries as of April 26, 2013 and April 27, 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 26, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 26, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 17, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 17, 2013

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 26, 2013	April 27, 2012
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$3,277.1	$1,549.8
Short-term investments	3,675.5	3,848.7
Accounts receivable, net of allowances of $4.2 million and $0.4 million as of April 26, 2013 and April 27, 2012, respectively	800.9	830.9
Inventories	139.5	161.5
Other current assets	525.2	435.6

Total current assets	8,418.2	6,826.5
Property and equipment, net	1,170.9	1,137.2
Goodwill	988.1	905.2
Purchased intangible assets, net	180.6	236.0
Other non-current assets	484.6	427.4

Total assets	$11,242.4	$9,532.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259.7	$233.1
Accrued compensation and related benefits	348.0	340.3
Other current liabilities	401.8	377.6
Current portion of long-term debt	1,257.8	1,202.3
Short-term deferred revenue	1,563.3	1,366.5

Total current liabilities	3,830.6	3,519.8
Long-term debt	994.6	0.0
Other long-term liabilities	253.5	206.9
Long-term deferred revenue	1,446.2	1,449.4

Total liabilities	6,524.9	5,176.1

Commitments and contingencies (Note 17)

Convertible notes	0.0	62.6

Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued or outstanding as of April 26, 2013 or April 27, 2012	0.0	0.0
Common stock, $0.001 par value, 885.0 shares authorized; 460.9 and 468.9 shares issued as of April 26, 2013 and April 27, 2012, respectively	0.5	0.5
Additional paid-in capital	4,738.9	4,410.3
Treasury stock, at cost (104.3 shares as of April 26, 2013 and April 27, 2012)	(2,927.4)	(2,927.4)
Retained earnings	2,896.8	2,805.3
Accumulated other comprehensive income	8.7	4.9

Total stockholders’ equity	4,717.5	4,293.6

Total liabilities and stockholders’ equity	$11,242.4	$9,532.3

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
	(In millions, except per share amounts)
Revenues:
Product	$4,092.3	$4,209.7	$3,367.1
Software entitlements and maintenance	893.5	812.2	720.6
Service	1,346.6	1,211.3	1,034.9

Net revenues	6,332.4	6,233.2	5,122.6

Cost of revenues:
Cost of product	1,959.9	1,979.9	1,342.0
Cost of software entitlements and maintenance	28.3	23.9	15.7
Cost of service	583.1	516.0	436.2

Total cost of revenues	2,571.3	2,519.8	1,793.9

Gross profit	3,761.1	3,713.4	3,328.7

Operating expenses:
Sales and marketing	1,974.8	1,864.0	1,597.0
Research and development	904.2	828.2	648.6
General and administrative	272.6	264.9	251.3
Restructuring and other charges	0.0	0.0	1.8
Acquisition-related expense	1.7	9.8	5.7

Total operating expenses	3,153.3	2,966.9	2,504.4

Income from operations	607.8	746.5	824.3
Other expense, net:
Interest income	42.2	38.2	39.9
Interest expense	(91.7)	(74.7)	(75.9)
Other income, net	8.3	2.4	5.8

Total other expense, net	(41.2)	(34.1)	(30.2)

Income before income taxes	566.6	712.4	794.1
Provision for income taxes	61.3	107.0	121.0

Net income	$505.3	$605.4	$673.1

Net income per share:
Basic	$1.40	$1.66	$1.87

Diluted	$1.37	$1.58	$1.71

Shares used in net income per share calculations:
Basic	361.5	363.9	360.9

Diluted	368.0	384.3	393.7

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
	(In millions)
Net income	$505.3	$605.4	$673.1

Other comprehensive income (loss):
Foreign currency translation adjustments	(2.9)	(6.7)	10.4
Defined benefit obligations:
Defined benefit obligation adjustments	(3.9)	(4.4)	0.0
Income tax effect on defined benefit obligations	2.6	0.0	0.0
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	7.3	1.5	5.3
Income tax effect on unrealized holding gains	(0.2)	0.5	(2.1)
Reclassification adjustments for gains included in net income	(0.6)	(0.5)	(0.7)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains arising during the period	3.7	20.6	3.2
Reclassification adjustments for gains included in net income	(2.2)	(18.9)	(6.1)

Other comprehensive income (loss)	3.8	(7.9)	10.0

Comprehensive income	$509.1	$597.5	$683.1

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
	(In millions)
Cash flows from operating activities:
Net income	$505.3	$605.4	$673.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344.6	293.1	165.6
Stock-based compensation	276.6	257.6	175.2
Accretion of discount and issuance costs on debt	60.2	52.9	53.1
Deferred income tax provision	(76.6)	(60.9)	(26.3)
Excess tax benefit from stock-based compensation	(72.9)	(113.3)	(127.7)
Other non-cash items, net	70.6	97.2	143.3
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	23.1	(90.4)	(262.7)
Inventories	22.0	(16.5)	4.4
Other operating assets	(77.3)	(37.0)	6.0
Accounts payable	25.1	11.4	38.7
Accrued compensation and other current liabilities	53.5	(48.3)	118.8
Deferred revenue	198.1	506.4	382.9
Other operating liabilities	34.0	5.0	1.9

Net cash provided by operating activities	1,386.3	1,462.6	1,346.3

Cash flows from investing activities:
Purchases of investments	(2,287.7)	(3,572.4)	(2,190.9)
Maturities and sales of investments	2,464.7	2,147.5	1,772.4
Purchases of property and equipment	(303.3)	(407.1)	(222.7)
Acquisitions of businesses, net of cash acquired	(106.5)	(480.0)	(136.5)
Other investing activities, net	4.2	1.6	0.5

Net cash used in investing activities	(228.6)	(2,310.4)	(777.2)

Cash flows from financing activities:
Issuance of common stock	110.6	142.1	324.2
Repurchase and retirement of common stock	(590.0)	(600.0)	0.0
Excess tax benefit from stock-based compensation	72.9	113.3	127.7
Issuance of long-term debt, net	987.3	0.0	0.0
Other financing activities, net	(1.9)	1.0	(1.0)

Net cash provided by (used in) financing activities	578.9	(343.6)	450.9

Effect of exchange rate changes on cash and cash equivalents	(9.3)	(16.1)	32.3
Net increase (decrease) in cash and cash equivalents	1,727.3	(1,207.5)	1,052.3
Cash and cash equivalents:
Beginning of year	1,549.8	2,757.3	1,705.0

End of year	$3,277.1	$1,549.8	$2,757.3

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Additional Paid-in Capital	Shares	Amount
	(In millions)
Balances, April 30, 2010	451.6	$0.5	$3,453.7	(104.3)	$(2,927.4)	$2,000.9	$2.8	$2,530.5
Net income	0.0	0.0	0.0	0.0	0.0	673.1	0.0	673.1
Other comprehensive income, net	0.0	0.0	0.0	0.0	0.0	0.0	10.0	10.0
Reclassification of equity component of Convertible Notes	0.0	0.0	(114.6)	0.0	0.0	0.0	0.0	(114.6)
Issuance of common stock, net of taxes	21.7	0.0	324.2	0.0	0.0	0.0	0.0	324.2
Stock-based compensation	0.0	0.0	175.2	0.0	0.0	0.0	0.0	175.2
Income tax benefit from employee stock transactions	0.0	0.0	128.5	0.0	0.0	0.0	0.0	128.5
Vested options assumed in acquisition	0.0	0.0	3.3	0.0	0.0	0.0	0.0	3.3

Balances, April 29, 2011	473.3	0.5	3,970.3	(104.3)	(2,927.4)	2,674.0	12.8	3,730.2
Net income	0.0	0.0	0.0	0.0	0.0	605.4	0.0	605.4
Other comprehensive loss, net	0.0	0.0	0.0	0.0	0.0	0.0	(7.9)	(7.9)
Reclassification of equity component of Convertible Notes	0.0	0.0	52.0	0.0	0.0	0.0	0.0	52.0
Issuance of common stock, net of taxes	10.2	0.0	148.8	0.0	0.0	0.0	0.0	148.8
Repurchase and retirement of common stock	(14.6)	0.0	(125.9)	0.0	0.0	(474.1)	0.0	(600.0)
Stock-based compensation	0.0	0.0	257.6	0.0	0.0	0.0	0.0	257.6
Income tax benefit from employee stock transactions	0.0	0.0	107.5	0.0	0.0	0.0	0.0	107.5

Balances, April 27, 2012	468.9	0.5	4,410.3	(104.3)	(2,927.4)	2,805.3	4.9	4,293.6
Net income	0.0	0.0	0.0	0.0	0.0	505.3	0.0	505.3
Other comprehensive income, net	0.0	0.0	0.0	0.0	0.0	0.0	3.8	3.8
Reclassification of equity component of Convertible Notes	0.0	0.0	62.6	0.0	0.0	0.0	0.0	62.6
Issuance of common stock, net of taxes	10.1	0.0	110.6	0.0	0.0	0.0	0.0	110.6
Repurchase and retirement of common stock	(18.1)	0.0	(176.2)	0.0	0.0	(413.8)	0.0	(590.0)
Stock-based compensation	0.0	0.0	276.6	0.0	0.0	0.0	0.0	276.6
Income tax benefit from employee stock transactions	0.0	0.0	53.8	0.0	0.0	0.0	0.0	53.8
Vested options assumed in acquisition	0.0	0.0	1.2	0.0	0.0	0.0	0.0	1.2

Balances, April 26, 2013	460.9	$0.5	$4,738.9	(104.3)	$(2,927.4)	$2,896.8	$8.7	$4,717.5

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

2. Significant Accounting Policies

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. Fiscal 2013, 2012 and 2011 were each 52-week years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

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

Financial Instruments — For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to their relatively short maturities. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash Equivalents — Cash equivalents consist primarily of money market funds. We consider all highly liquid debt investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-Term Investments — Short-term investments consist of marketable debt or equity securities which are classified as available-for-sale and are recognized at fair value. The determination of fair value is further detailed in Note 9 of the accompanying consolidated financial statements. We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis. We classify our investments as current or noncurrent based on the nature of the investments and their availability for use in current operations.

Unrealized gains and temporary losses, net of related taxes, are included in accumulated other comprehensive income (loss) (AOCI). Upon realization, those amounts are reclassified from AOCI to results of

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations. The amortization of premiums and discounts on the investments are included in our results of operations. Other-than-temporary impairments on available-for-sale debt securities are determined to be either credit losses or losses due to other factors. Impairments due to credit losses are recognized in our results of operations and impairments due to other losses are included in AOCI. Realized gains or losses on our short-term investments are calculated based on the specific identification method.

Fair Value Measurements and Impairments — All of our available-for-sale investments are subject to periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment.

For short-term investments, impairment is determined based upon the specific facts and circumstances present at the time, including factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below the carrying value, the extent to which fair value is below cost, and our ability and intent to hold investments for a period of time sufficient to allow for anticipated recovery in value. If an investment’s decline in fair value is caused by factors other than changes in interest rates, it is deemed to be other-than-temporary and we reduce its carrying value to its estimated fair value, as determined based on quoted market prices, liquidation values or other metrics. Declines in value judged to be other-than-temporary, if any, are recorded in our consolidated statements of operations as incurred.

For long-term investments, such as auction rate securities (ARS), impairment is determined based on fair value and marketability of these investments. The valuation models used to estimate fair value include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, trading activity in the secondary market for similar securities, credit ratings, workout periods, and overall capital market liquidity.

Inventories — Inventories are stated at the lower of cost or market, which approximates actual cost on a first-in, first-out basis. We write down for excess and obsolete inventory based on the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand forecasts and market conditions. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts or circumstances do not result in the restoration or increase in that newly established basis. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our valuation of excess and obsolete inventory.

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

Construction in progress will be depreciated over the estimated useful lives of the respective assets when they are ready for use. We capitalize interest on significant facility assets under construction and on significant software development projects.

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

Internal-Use Software Development Costs — We capitalize qualifying costs, which are incurred during the application development stage, for computer software developed or obtained for internal-use and amortize them over the software’s estimated useful life.

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

Goodwill and Purchased Intangible Assets — Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Purchased intangible assets are amortized on a straight-line basis over their economic lives of three to six years for developed technology, two to eight years for customer contracts/relationships, two to three years for covenants not to compete and two to seven years for trademarks and trade names as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.

Goodwill is measured and tested for impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of the each of our reporting units to its net book value, including goodwill. We have three reporting units, the fair values of which are determined based on an allocation of our entity level market capitalization, as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded. We have not been required to perform this second step of the process because the fair value of our reporting units have exceeded their net book value for fiscal 2013, 2012 and 2011.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use derivative financial instruments, principally foreign currency exchange forward contracts and currency options, to attempt to minimize the impact of exchange rate movements on our subsidiaries’ and consolidated balance sheets and operating results. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. The maturities of these instruments are generally less than one year.

Currently, we do not enter into any foreign exchange forward contracts to hedge exposures related to firm commitments or nonmarketable investments. Cash flows from our derivative programs are included under operating activities in the consolidated statements of cash flows.

Revenue Recognition — We recognize revenue when:

•

Persuasive evidence of an arrangement exists. Customarily we have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end users, customers, value-added resellers or distributors.

•

Delivery has occurred. Our product is physically delivered to our customers. We typically do not allow for restocking rights with any of our value-added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. We do not recognize revenue if undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement.

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

•

Collection is reasonably assured. If there is considerable doubt surrounding the creditworthiness of a customer at the outset of an arrangement, the associated revenue is deferred and recognized upon cash receipt.

The hardware systems and software components essential to the functionality of the hardware systems are considered non-software deliverables and therefore are not subject to industry-specific software revenue recognition guidance.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our product revenues also include revenues from the sale of non-essential software products. Non-essential software sales generally include a perpetual license to our software. Non-essential software sales are subject to the industry-specific software revenue recognition guidance.

Our multiple element arrangements may include our systems, software entitlements and maintenance (SEM), premium hardware maintenance and services. SEM entitles our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, and patch releases. Premium hardware maintenance services include contracts for technical support and minimum response times. Services include professional services and customer education and training services. Revenues from SEM and premium hardware maintenance services are recognized ratably over the contractual term, generally from one to five years. We also offer extended service contracts (which extend our standard parts warranty and may include premium hardware maintenance) at the end of the original warranty term; revenues from these contracts are recognized ratably over the extended contract term. We sell professional services either on a time and materials basis or under fixed price projects; we recognize revenue for these services as they are performed.

For multiple element arrangements, we allocate revenue to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement. For our non-software deliverables, we allocate the arrangement consideration based on the relative selling price of the deliverables using best estimate of selling price (BESP). For our software entitlements and support services, we generally use vendor-specific objective evidence of selling price (VSOE). When we are unable to establish VSOE for our software entitlements and support services, we use BESP in our allocation of arrangement consideration.

VSOE is based upon the normal pricing and discounting practices for those services when sold separately. VSOE is generally evidenced by a substantial majority of historical stand-alone transactions falling within a reasonably narrow range. In addition, we consider major service type, customer classifications, and other variables in determining VSOE.

When VSOE cannot be established, we attempt to establish the selling price of each element based on third party evidence of selling price (TPE). Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained.

We use BESP in our allocation of arrangement consideration when VSOE or TPE are not available. BESP is generally evidenced by a majority of historical transactions falling within a reasonable price range. We also consider multiple factors, including, but not limited to, cost of products, gross margin objectives, historical pricing practices, customer classes and distribution channels.

We regularly review VSOE, TPE, and BESP and maintain internal controls over the establishment and updates of these estimates.

For our software deliverables, we use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of all undelivered elements exists. Typically, only SEM and/or service remain undelivered after the product is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the consideration is recognized as product revenues for delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred until the earlier of when delivery of those elements occurs or

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when fair value can be established. In instances where the only undelivered element without fair value is SEM, the entire arrangement is recognized ratably over the maintenance period.

We record reductions to revenue for estimated sales returns at the time of shipment. Sales returns are estimated based on historical sales returns, current trends, and our expectations regarding future experience. We monitor and analyze the accuracy of sales returns estimates by reviewing actual returns and adjust them for future expectations. Additionally, distributors and retail partners participate in various cooperative marketing and other programs, and we record estimated accruals and allowances for these programs. We accrue for these programs based on contractual terms and historical experience.

Sales and Value Added Taxes — Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of operations.

Product Warranties — Estimated future hardware and software warranty costs are recorded as a cost of product revenues when the related revenue is recognized, based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures that are outside our typical experience. Factors that affect our warranty liability include the number of installed units subject to warranty protection, product failure rates, estimated material costs, estimated distribution costs and estimated labor costs. We assess the adequacy of our warranty accrual each quarter and adjust the amount as considered necessary.

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

The fair value of employee RSUs is equal to the market value of our common stock on the grant date of the award. Calculating the fair value of employee stock options and the rights to purchase shares under the ESPP requires estimates and significant judgment. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Option-pricing models require the input of highly subjective assumptions, including the expected term of awards and the stock price volatility of the underlying stock of such awards. Our expected term assumption is based primarily on historical exercise and post-vesting forfeiture experience. Effective fiscal 2013, our stock price volatility assumption is based on a combination of our historical and implied volatility, whereas prior to fiscal 2013, we solely used implied volatility. The change in volatility assumption methodology was based upon our assessment that blended volatility is more representative of our future stock price trends as it weighs in the longer

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term historical volatility with the near term future implied volatility. Such change was not material to our fiscal 2013 consolidated financial statements.

In addition, the Black-Scholes option pricing model requires risk-free interest rates and expected dividends. The risk-free interest rates are based upon United States Treasury bills with equivalent expected terms, and the expected dividends are based on our history and expected dividend payouts.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income per Share — Basic net income per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common shares consist of common shares issuable upon exercise of stock options, RSUs, ESPP shares, warrants and assumed conversion of our 1.75% Convertible Senior Notes due 2013 (the Convertible Notes). Repurchased shares that are held as treasury stock are excluded from the outstanding shares.

Treasury Stock — We account for treasury stock under the cost method. If treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in capital on our consolidated balance sheets. If treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings on our consolidated balance sheets. Upon the retirement of treasury stock, we allocate the value of treasury shares between additional paid-in capital and retained earnings.

3. Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, foreign exchange contracts and accounts receivable. Cash equivalents and short-term investments consist primarily of corporate bonds, U.S. Treasury and government debt securities and money market funds, all of which are considered high investment grade. Our policy is to limit the amount of credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer.

Our long term investments, consisting primarily of ARS, have been and will continue to be exposed to market risk due to uncertainties in the credit and capital markets.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Recent Accounting Standards Not Yet Effective

In December 2011, the FASB issued new guidance that will require us to disclose information about offsetting arrangements associated with derivative instruments to enable users of our financial statements to understand the effect of those arrangements on our financial position. This guidance is effective for us beginning in our first quarter of fiscal 2014. Other than requiring additional disclosures related to offsetting arrangements, we do not anticipate material impacts on our financial statements upon adoption.

In February 2013, the FASB issued new guidance that will require us to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. This guidance is effective for us beginning in our first quarter of fiscal 2014. Other than requiring additional disclosures related to these reclassifications, we do not anticipate material impacts on our financial statements upon adoption.

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update will be effective for us beginning in our first quarter of fiscal 2015 and is not expected to have an impact on our consolidated financial statements.

5. Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Non-cash Investing and Financing Activities:
Reclassification of equity component of Convertible Notes	$62.6	$52.0	$(114.6)
Acquisition of property and equipment outstanding in accounts payable	$20.2	$31.4	$39.3
Acquisition of property and equipment through long-term financing	$0.8	$3.6	$12.6
Vested options assumed in acquisitions	$1.2	$0.0	$3.3
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$46.7	$48.2	$27.9
Interest paid, net of capitalized interest	$22.8	$21.4	$22.7

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Business Combinations

Fiscal 2013 Acquisitions

On February 11, 2013, we acquired all of the outstanding shares of ionGrid, a privately-held software company based in California, for $17.1 million in cash. This acquisition provides our customers with a secure, simple to use solution for accessing enterprise file shares from mobile devices. On November 14, 2012, we acquired all of the outstanding shares of CacheIQ, Inc., a privately-held storage solutions company based in Texas, for $91.0 million in cash and equity. This acquisition provides us with technology that extends our capabilities to support non-disruptive operations for enterprise data center environments. We will integrate this technology into our product offerings over time. Together we refer to these acquisitions as our fiscal 2013 acquisitions.

Consideration related to our fiscal 2013 acquisitions consisted of the following (in millions):

Cash	$106.9
Equity	1.2

Total purchase price	$108.1

The purchase price was allocated to the respective net tangible and intangible assets of our fiscal 2013 acquisitions as of the dates of the acquisitions based on various fair value estimates and analyses, including work performed by third-party valuation specialists.

The following are the preliminary estimated fair value of assets acquired and liabilities assumed as of the respective closing dates (in millions):

Cash	$0.4
Other current assets	6.0
Finite-lived intangible assets	30.3
Goodwill	82.9
Other assets	1.0

Total assets acquired	120.6
Current liabilities	(0.5)
Deferred income taxes	(12.0)

Total purchase price	$108.1

The goodwill recorded from our fiscal 2013 acquisitions is comprised of expected synergies from combining their respective operations and that of the Company.

Adjustments may be made to the allocation of the purchase price during the measurement periods to reflect adjustments related to facts existing at the time of the acquisitions. None of the goodwill recognized upon acquisition of our fiscal 2013 acquisitions is deductible for tax purposes. The finite-lived intangible assets acquired from our fiscal 2013 acquisitions consist of developed technology and are amortized on a straight-line basis over three to five year estimated useful lives.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations of our fiscal 2013 acquisitions have been included in our consolidated statements of operations from their respective acquisition dates. Pro forma results of operations have not been presented because the acquisitions, individually and collectively, were not material to our results of operations.

Fiscal 2012 Acquisition

On May 6, 2011, we completed the acquisition of certain assets related to the Engenio external storage systems business (Engenio) of LSI Corporation (LSI). We paid LSI $480.0 million in cash and also assumed certain liabilities related to Engenio. During the three years following the acquisition, LSI will pay us a total of $13.0 million to service certain LSI customer warranties. This acquisition enables us to address growing customer requirements in the areas of high bandwidth and intensive analytics workloads.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated net revenues for the year ended April 27, 2012 included $665.9 million attributable to Engenio since the acquisition. Due to the integration of the combined businesses since the date of acquisition, it is impracticable to determine the earnings contributed by Engenio.

The following unaudited pro forma combined financial information gives effect to the acquisition of Engenio as if it were consummated on May 1, 2010 (the beginning of the comparable prior annual reporting period). Due to historically differing fiscal year ends of the Company and Engenio, the unaudited pro forma combined financial information for the year ended April 29, 2011 is based on historical results of the Company for the year ended April 29, 2011 and the historical results of Engenio for the year ended March 31, 2011.

The unaudited pro forma combined financial information is presented for informational purposes only, is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition occurred on May 1, 2010 and should not be taken as representative of future consolidated results of operations of the combined company (in millions):

	Year Ended
	April 27, 2012	April 29, 2011
Net revenues	$6,241.6	$5,827.4

Net income	$611.9	$605.5

A nonrecurring adjustment of $5.6 million has been reflected in the unaudited pro forma combined information with the effect of increasing net income for the year ended April 27, 2012 and decreasing net income for the year ended April 29, 2011 to present the impact on cost of revenues from the step-up in inventory as if the acquisition occurred on May 1, 2010.

Fiscal 2011 Acquisitions

During fiscal 2011, we acquired all of the common stock of two privately-held companies, Akorri Networks, Inc. and Bycast Inc., together referred to as our fiscal 2011 acquisitions. Our fiscal 2011 acquisitions were completed for total cash and equity consideration of $146.1 million. The Company recorded tangible net assets of $21.2 million, finite-lived intangible assets of $45.6 million and goodwill, which is not deductible for tax purposes, of $80.5 million associated with these transactions. The results of operations of our fiscal 2011 acquisitions have been included in our consolidated statements of operations from their respective acquisition dates.

7. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

April 29, 2011	$760.3
Additions	143.7
Adjustments	1.2

April 27, 2012	905.2
Additions	82.9

April 26, 2013	$988.1

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We conducted our annual goodwill impairment test during the three months ended April 26, 2013. Based on this analysis, we determined that there was no impairment to goodwill. We will continue to monitor our recorded goodwill for indicators of impairment.

Purchased intangible assets, net are summarized below (in millions):

	April 26, 2013			April 27, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$312.4	$(134.9)	$177.5	$282.1	$(79.0)	$203.1
Customer contracts/relationships	54.7	(53.1)	1.6	59.4	(32.7)	26.7
Trademarks and trade names	9.9	(8.9)	1.0	14.7	(9.7)	5.0
Covenants not to compete	2.2	(1.7)	0.5	2.2	(1.0)	1.2

Total purchased intangible assets	$379.2	$(198.6)	$180.6	$358.4	$(122.4)	$236.0

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statements of Operations Classifications
	April 26, 2013	April 27, 2012	April 29, 2011
Developed technology	$55.9	$55.8	$13.3	Cost of revenues
Customer contracts/relationships	25.2	28.1	3.0	Operating expenses
Trademarks and trade names	4.0	4.2	1.2	Operating expenses
Covenants not to compete	0.7	0.9	0.2	Operating expenses

	$85.8	$89.0	$17.7

As of April 26, 2013, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2014	$59.2
2015	57.8
2016	53.6
2017	6.7
2018	3.3

Total	$180.6

8. Balance Sheet Details

Cash and cash equivalents (in millions):

	April 26, 2013	April 27, 2012
Cash	$1,634.7	$649.8
Cash equivalents	1,642.4	900.0

Cash and cash equivalents	$3,277.1	$1,549.8

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories (in millions):

	April 26, 2013	April 27, 2012
Purchased components	$16.3	$30.9
Finished goods	123.2	130.6

Inventories	$139.5	$161.5

Other current assets (in millions):

	April 26, 2013	April 27, 2012
Prepaid expenses and other current assets	$262.6	$225.4
Short-term restricted cash	8.9	8.6
Deferred tax assets	253.7	201.6

Other current assets	$525.2	$435.6

Property and equipment, net (in millions):

	April 26, 2013	April 27, 2012
Land	$265.5	$247.6
Buildings and building improvements	534.8	417.9
Leasehold improvements	100.3	96.5
Computer, production, engineering and other equipment	714.0	638.1
Software	422.6	381.6
Furniture and fixtures	82.2	71.7
Construction-in-progress	19.9	107.1

	2,139.3	1,960.5
Accumulated depreciation and amortization	(968.4)	(823.3)

Property and equipment, net	$1,170.9	$1,137.2

In fiscal 2012, we exercised our option under one of our synthetic leasing arrangements to early terminate the lease and purchase the facilities, including land and buildings, for $80.0 million, which had a fair value of $44.3 million at the date of purchase. In fiscal 2013, we exercised our options under our three remaining synthetic leasing arrangements to terminate the leases and purchase the related facilities, including land and buildings, for $69.6 million. The purchased facilities had an aggregate fair value of $88.4 million at the dates of the respective purchases. We had accounted for these leasing arrangements as operating leases. The difference between the estimated fair value of the facilities and their respective lease obligation had been accrued as additional rent expense in our consolidated statement of operations and as a residual value guarantee obligation in our consolidated balance sheets. The terminations did not result in a material impact to our operating results.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software includes capitalized internal-use software development costs having a net book value as follows (in millions):

	April 26, 2013	April 27, 2012
Computer software	$162.5	$160.1

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Depreciation and amortization expense	$258.8	$204.1	$147.9

Included in depreciation and amortization expense above is amortization related to computer software, as summarized below (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Computer software amortization expense	$76.7	$53.8	$37.9

Other non-current assets (in millions):

	April 26, 2013	April 27, 2012
Auction rate securities	$42.0	$51.0
Deferred tax assets	200.4	203.8
Other assets	242.2	172.6

Other non-current assets	$484.6	$427.4

Short-term and long-term deferred revenue (in millions):

	April 26, 2013	April 27, 2012
Product	$15.7	$25.7
SEM and service	2,993.8	2,790.2

Total	$3,009.5	$2,815.9

Reported as:
Short-term	$1,563.3	$1,366.5
Long-term	1,446.2	1,449.4

Total	$3,009.5	$2,815.9

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (in millions):

The components of AOCI, net of related immaterial tax effects, were as follows:

	April 26, 2013	April 27, 2012
Accumulated foreign currency translation adjustments	$2.0	$4.9
Accumulated defined benefit obligation adjustments	(5.7)	(4.4)
Accumulated unrealized gains on available-for-sale securities	11.4	4.9
Accumulated unrealized gains (losses) on derivative instruments	1.0	(0.5)

Total accumulated other comprehensive income	$8.7	$4.9

9. Financial Instruments and Fair Value Measurements

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

Level 2: Inputs that reflect quoted prices for identical assets or liabilities in less active markets; quoted prices for similar assets or liabilities in active markets; benchmark yields, reported trades, broker/dealer quotes, inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Unobservable inputs that reflect our own assumptions incorporated in valuation techniques used to measure fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and consider an inactive market to be one in which there are infrequent or few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, our own or the counterparty’s non-performance risk is considered in measuring the fair values of liabilities and assets, respectively.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

The following is a summary of our investments (in millions):

	April 26, 2013				April 27, 2012
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$3,132.8	$14.9	$(0.6)	$3,147.1	$2,665.2	$9.5	$(1.4)	$2,673.3
U.S. Treasury and government debt securities	392.8	0.9	0.0	393.7	836.7	1.2	(0.1)	837.8
Commercial paper	178.5	0.0	0.0	178.5	164.6	0.0	0.0	164.6
Certificates of deposit	135.4	0.1	0.0	135.5	347.7	0.5	0.0	348.2
Money market funds	1,463.1	0.0	0.0	1,463.1	724.8	0.0	0.0	724.8
Auction rate securities	44.2	0.5	(2.7)	42.0	54.1	0.9	(4.0)	51.0
Equity funds	28.3	0.0	0.0	28.3	25.5	0.0	0.0	25.5

Total debt and equity securities	$5,375.1	$16.4	$(3.3)	$5,388.2	$4,818.6	$12.1	$(5.5)	$4,825.2

We record unrealized gains or losses on available-for-sale securities in AOCI. The following table shows the gross unrealized losses and estimated fair values of our investments, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss positions, as of April 26, 2013 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate bonds	$698.1	$(0.5)	$38.4	$(0.1)	$736.5	$(0.6)
Auction rate securities	0.0	0.0	39.2	(2.7)	39.2	(2.7)

Total	$698.1	$(0.5)	$77.6	$(2.8)	$775.7	$(3.3)

The following table shows the gross unrealized losses and estimated fair values of our investments, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss positions, as of April 27, 2012 (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate bonds	$771.1	$(1.4)	$0.0	$0.0	$771.1	$(1.4)
Auction rate securities	4.8	(0.2)	38.8	(3.8)	43.6	(4.0)
U.S. Treasury and government debt securities	89.4	(0.1)	0.0	0.0	89.4	(0.1)

Total	$865.3	$(1.7)	$38.8	$(3.8)	$904.1	$(5.5)

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses on our available-for-sale investments were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of April 26, 2013.

The following table presents the contractual maturities of our debt investments as of April 26, 2013 (in millions):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,282.4	$1,284.2
Due in one through five years	2,377.8	2,391.3
Due after ten years*	44.2	42.0

	$3,704.4	$3,717.5

*	Consists of ARS which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 26, 2013 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$3,147.1	$0.0	$3,147.1	$0.0
U.S. Treasury and government debt securities	393.7	222.9	170.8	0.0
Commercial paper	178.5	0.0	178.5	0.0
Certificates of deposit	135.5	0.0	135.5	0.0
Money market funds	1,463.1	1,463.1	0.0	0.0
Auction rate securities	42.0	0.0	0.0	42.0
Equity funds	28.3	28.3	0.0	0.0
Foreign currency contracts	1.2	0.0	1.2	0.0

Total	$5,389.4	$1,714.3	$3,633.1	$42.0

Liabilities
Foreign currency contracts	$3.1	$0.0	$3.1	$0.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balance sheet classifications of our financial assets and liabilities measured at fair value on a recurring basis as of April 26, 2013 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,642.4	$1,463.1	$179.3	$0.0
Short-term investments	3,675.5	222.9	3,452.6	0.0
Other current assets	2.8	1.6	1.2	0.0
Other non-current assets	68.7	26.7	0.0	42.0

Total	$5,389.4	$1,714.3	$3,633.1	$42.0

Liabilities
Other current liabilities	$3.1	$0.0	$3.1	$0.0

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 27, 2012 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$2,673.3	$0.0	$2,673.3	$0.0
U.S. Treasury and government debt securities	837.8	234.3	603.5	0.0
Commercial paper	164.6	0.0	164.6	0.0
Certificates of deposit	348.2	0.0	348.2	0.0
Money market funds	724.8	724.8	0.0	0.0
Auction rate securities	51.0	0.0	0.0	51.0
Equity funds	25.5	25.5	0.0	0.0
Foreign currency contracts	2.7	0.0	2.7	0.0

Total	$4,827.9	$984.6	$3,792.3	$51.0

Liabilities
Foreign currency contracts	$2.6	$0.0	$2.6	$0.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 2 investments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of April 26, 2013 and April 27, 2012, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Quantitative information about our Level 3 fair value measurements is as follows (fair value in millions):

	Fair Value at April 26, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted average)
ARS	$ 42.0	Discounted cash flow	Time-to-economic maturity	6.7 yrs - 11.4 yrs (8.6 yrs)
			Liquidity risk premium, market credit spread and other factors	1.6% - 2.8% (2.0%)
			Coupon rate	0.8% - 2.7% (1.5%)

		Market comparable securities	Discount rate	3.3% - 7.3% (6.3%)

	Fair Value at April 27, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted average)
ARS	$ 51.0	Discounted cash flow	Time-to-economic maturity	6.4 yrs - 16.1 yrs (10.2 yrs)
			Liquidity risk premium, market credit spread and other factors	1.8% - 3.2% (2.2%)
			Coupon rate	1.2% - 3.2% (1.8%)

		Market comparable securities	Discount rate	4.7% - 12.6% (8.6%)

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of our ARS are classified as other non-current assets and are backed by pools of student loans guaranteed by the U.S. Department of Education. We estimate the fair value of each individual ARS using an income (discounted cash flow) and market approach that incorporate both observable and unobservable inputs. Key inputs into the discounted cash flow analysis include the time-to-economic maturity, liquidity risk premium, market credit spread and other factors and a coupon rate. The key input into the market approach is a discount rate. A significant increase (decrease) in the time-to-economic maturity, liquidity risk premium, market credit spread and other factors, coupon rate or discount rate could result in a significantly lower (higher) fair value estimate. We review the fair value of our Level 3 financial instruments for overall reasonableness by reviewing service provider pricing methodologies, key inputs and assumptions and by understanding the processes used by our third-party service provider. We will continue to monitor our ARS investments in light of the debt market environment and evaluate these investments for impairment and classification.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 ARS measured at fair value on a recurring basis using significant unobservable inputs.

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Balance at beginning of period	$51.0	$65.1	$69.0
Total unrealized gains (losses), net included in other comprehensive income	0.5	0.9	(1.4)
Total realized gains included in earnings	1.1	0.7	0.0
Settlements	(10.6)	(15.7)	(2.5)

Balance at end of period	$42.0	$51.0	$65.1

Fair Value of Debt

As of April 26, 2013, the fair value of our 2.00% Senior Notes and 3.25% Senior Notes (collectively referred to as the Senior Notes) was approximately $1,007.7 million and the fair value of our Convertible Notes, which includes the debt and equity components of such, was approximately $1,393.6 million. As of April 27, 2012, the fair value of our Convertible Notes was approximately $1,649.9 million. The fair value of our debt was based on observable market prices in a less active market, discounted cash flow models that take into consideration variables such as credit-rating and interest rate changes, and in the case of Convertible Notes, also takes into consideration the market price of our stock. All of our debt obligations are categorized as Level 2 instruments.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Financing Arrangements

Long-term Debt

The following table summarizes the carrying value of our long-term debt (in millions):

	April 26, 2013		April 27, 2012
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
2.00% Senior Notes Due 2017	$750.0	2.25%	$0.0	N/A
3.25% Senior Notes Due 2022	250.0	3.43%	0.0	N/A
1.75% Convertible Notes Due 2013	1,264.9	6.31%	1,264.9	6.31%

Total	2,264.9		1,264.9
Less: Unamortized discount	(12.5)		(62.6)

Total	2,252.4		1,202.3
Less: Current portion	(1,257.8)		(1,202.3)

Total long-term debt	$994.6		$0.0

N/A — Not Applicable

2.00% Senior Notes due 2017 and 3.25% Senior Notes due 2022

In December 2012, we issued $750.0 million principal amount of 2.00% Senior Notes due on December 15, 2017 and $250.0 million principal amount of 3.25% Senior Notes due on December 15, 2022. The proceeds received were net of debt discounts of $5.8 million and issuance costs of $6.9 million, both of which are amortized as additional interest expense over the respective terms of the Senior Notes using the effective interest method. The Senior Notes are unsecured, unsubordinated obligations, which pay interest semi-annually on June 15 and December 15 and rank equally in right of payment with our other existing and future senior unsecured indebtedness, including the Convertible Notes. Interest expense associated with the Senior Notes was $9.4 million for the year ended April 26, 2013. The proceeds from the Senior Notes are available for general corporate purposes, including repayment of certain indebtedness, capital expenditures, possible stock repurchases, working capital and potential acquisitions and strategic transactions.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 26, 2013, we were in compliance with all covenants associated with the Senior Notes.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.75% Convertible Senior Notes due 2013

On June 10, 2008, we issued $1,265.0 million aggregate principal amount of the Convertible Notes, with a maturity date of June 1, 2013 as described below. The Convertible Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually at a rate of 1.75% per annum. Prior to maturity, the Convertible Notes may be converted based on an initial conversion rate of 31.40 shares of common stock per $1,000 principal amount of Convertible Notes (which represents an initial effective conversion price of the Convertible Notes of $31.85 per share). The Convertible Notes are not redeemable by us prior to the maturity date.

Prior to March 1, 2013, the holders of the Convertible Notes may have converted their Convertible Notes until the close of business on the scheduled trading day immediately preceding the maturity date if during any calendar quarter (and only during such calendar quarter) the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the Convertible Notes on the last trading day of such immediately preceding calendar quarter; or upon other conditions set forth in the indenture for the Convertible Notes. On or after March 1, 2013, until the scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may be converted the Convertible Notes regardless of the foregoing conditions.

Our common stock price exceeded the conversion threshold for the Convertible Notes for at least 20 trading days during the 30 consecutive trading days ended March 31, 2012. Accordingly, as of April 27, 2012, the Convertible Notes were convertible at the option of the holders and, therefore, the carrying value of the Convertible Notes was classified as current portion of long-term debt. Since the Convertible Notes were convertible at the option of the holders and the principal amount was payable in cash, the difference between the principal amount and the carrying value of the Convertible Notes was reflected as equity on our consolidated balance sheet as of April 27, 2012.

Upon conversion, a holder will receive cash in an amount equal to the lesser of the conversion value and the principal amount of the Convertible Notes, and shares of our common stock for any conversion value in excess of the principal amount of the Convertible Notes, if any. As of April 26, 2013, shares issued related to the Convertible Notes were minimal. Based on the closing price of our common stock of $34.87 on April 26, 2013, the if-converted value of our Convertible Notes exceeds their principal amount by approximately $120.1 million. See Note 18 regarding the settlement of our Convertible Notes in June 2013.

We separately account for the liability and equity components of the Convertible Notes. The initial debt component of the Convertible Notes was valued at $1,017.0 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 6.31%, with the equity component representing the residual amount of the proceeds of $248.0 million which was recorded as a debt discount. Issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components. As a result, $5.2 million of the issuance costs was allocated to the equity component of the Convertible Notes, and $21.4 million of the issuance costs remained classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Convertible Notes using the effective interest method. As of April 26, 2013 and April 27, 2012, the aggregate of the mezzanine and permanent equity component of the Convertible Notes was $244.9 million.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Note Hedges and Warrants

Concurrent with the issuance of the Convertible Notes, we purchased Convertible Note hedges and sold warrants. The separate Convertible Note hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the Convertible Notes.

•

Convertible Note Hedges: As of April 26, 2013 and April 27, 2012, we had arrangements with counterparties to buy up to approximately 31.8 million shares of our common stock, subject to anti-dilution adjustments, at a price of $31.85 per share, subject to adjustment. The Convertible Note hedge transactions expire at the earlier of (1) the last day on which any Convertible Notes remain outstanding or (2) the scheduled trading day immediately preceding the maturity date of the Convertible Notes. Upon exercise of the Convertible Note hedges, we have the option to receive cash or shares of our common stock equal to the difference between the then market price and the strike price of the Convertible Note hedges. See Note 18 regarding the exercise of our Convertible Note hedges in June 2013.

•

Warrants: As of April 26, 2013 and April 27, 2012, we had outstanding warrants for others to acquire, subject to anti-dilution adjustments, 39.7 million shares of our common stock at an exercise price of $41.28 per share, subject to adjustment, on a series of days commencing on September 3, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

As of April 26, 2013, we were subject to potential dilution on the approximately 20% unhedged portion of our Convertible Notes upon conversion, if on the date of conversion, the per-share market price of our common stock exceeded the conversion price of $31.85. As of April 26, 2013, we received a minimal number of shares related to the Convertible Note hedge transactions.

Interest Expense on Convertible Notes

The following table presents the amount of interest expense recognized related to the Convertible Notes (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Contractual coupon interest expense	$22.0	$22.0	$22.1
Amortization of debt discount	55.5	52.0	48.9
Amortization of debt issuance costs	4.8	4.5	4.2
Less capitalized interest	(1.1)	(5.0)	0.0

Total interest expense related to Convertible Notes	$81.2	$73.5	$75.2

The following table reflects the remaining debt discount related to the Convertible Notes (in millions):

	April 26, 2013	April 27, 2012
Unamortized discount	$7.1	$62.6

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities

As of April 26, 2013, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2014	$1,264.9
2015	0.0
2016	0.0
2017	0.0
2018	750.0
Thereafter	250.0

Total	$2,264.9

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

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility terminates on December 21, 2017 if no extensions have been requested and contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of April 26, 2013, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	April 26, 2013	April 27, 2012
Current portion of other long-term financing arrangements	$5.2	$9.1
Non-current portion of other long-term financing arrangements	5.6	3.5

Total	$10.8	$12.6

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity

Equity Incentive Programs

The 1999 Plan — As amended through August 30, 2011, the 1999 Stock Option Plan (the 1999 Plan) comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in fair market value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of common stock directly; (iv) the Performance Share and Performance Unit Program (also known as RSUs) under which eligible persons may be granted performance shares or performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved and (v) the Automatic Award Program under which nonemployee board members automatically receive equity grants at designated intervals over their period of board service.

Under the 1999 Plan, the Board of Directors may grant to employees, nonemployee directors, consultants and independent advisors options to purchase shares of our common stock during their period of service. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the 1999 Plan generally vest over a four-year period. Options granted prior to April 29, 2006, have a term of no more than 10 years after the grant date and those granted after April 29, 2006 have a term of no more than seven years, subject to earlier termination upon the occurrence of certain events. The 1999 Plan prohibits the repricing of any outstanding stock option or stock appreciation right after it has been granted or to cancel any outstanding stock option or stock appreciation right and immediately replace it with a new stock option or stock appreciation right with a lower exercise price unless approved by stockholders. RSUs granted under the 1999 Plan generally vest over a four-year period with 25% vesting on each anniversary of the grant date. The 1999 Plan limits the number of shares issued under the Stock Issuance Program and the Performance Share and Performance Unit Program to 8.9 million shares plus the sum of (i) 50% of the number of shares subject to outstanding awards as of August 17, 2009 that are cancelled and returned to the 1999 Plan and (ii) 50% of the number of shares added to the 1999 Plan after the 2009 Annual Meeting. The 1999 Plan limits the initial value of performance units a participant may receive of not more than $2.0 million. The 1999 Plan expires in August 2019.

In fiscal 2013, the 1999 Plan was amended to increase the shares reserved for issuance under the plan by an additional 7.4 million shares. As of April 26, 2013, 16.2 million shares were available for grant under our equity incentive plans.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the activity under our stock option plans and agreements is as follows (in millions, except for the exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2010	35.2	$23.02
Granted	3.9	45.28
Assumed in acquisition	0.2	16.56
Exercised	(13.8)	21.85
Forfeited and expired	(1.0)	34.43

Outstanding as of April 29, 2011	24.5	26.62
Granted	2.2	50.65
Exercised	(5.2)	21.54
Forfeited and expired	(0.9)	37.23

Outstanding as of April 27, 2012	20.6	29.98
Granted	2.4	28.87
Exercised	(3.0)	18.37
Forfeited and expired	(0.8)	40.11

Outstanding as of April 26, 2013	19.2	31.27	3.36	$131.6

Options vested and expected to vest as of April 26, 2013	18.8	31.14	3.31	130.3

Exercisable as of April 26, 2013	14.7	29.15	2.77	118.8

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions, except per share information):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Weighted-average fair value per share granted	$11.52	$16.70	$15.83
Weighted-average fair value per share of vested options assumed in acquisition	N/A	N/A	$21.15
Intrinsic value of options exercised	$46.1	$116.9	$325.3
Proceeds received from the exercise of stock options	$56.5	$111.1	$301.1
Fair value of options vested	$55.9	$71.8	$96.6

N/A — Not Applicable

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The following table summarizes activity related to our RSUs (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 30, 2010	9.0	$23.92
Granted	4.7	49.13
Vested	(2.9)	22.52
Forfeited	(0.7)	27.57

Outstanding as of April 29, 2011	10.1	35.79
Granted	6.5	47.17
Vested	(3.7)	30.35
Forfeited	(0.9)	40.91

Outstanding as of April 27, 2012	12.0	43.28
Granted	6.0	29.94
Vested	(4.0)	39.83
Forfeited	(1.2)	40.95

Outstanding as of April 26, 2013	12.8	38.36

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

	Year Ended
	April 26 2013	April 27, 2012	April 29, 2011
Shares withheld for taxes	1.3	1.2	1.0
Fair value of shares withheld	$40.9	$52.0	$45.9

Employee Stock Purchase Plan

Under the ESPP, employees who elect to participate are granted options that include a purchase price adjustment provision under which the employees may purchase common stock at a 15% discount from the market value of the common stock at certain specified dates within a two-year offering period. In fiscal 2013, the ESPP was amended to increase the shares reserved for issuance by an additional 5.0 million shares of common stock. As of April 26, 2013, 6.1 million shares were available for issuance. Additional information related to the purchase rights issued under the ESPP is provided below (in millions, except per right information):

	Year Ended
	April 26 2013	April 27, 2012	April 29, 2011
Weighted-average fair value per right granted	$10.36	$12.87	$15.86
Shares issued under the ESPP	3.8	2.6	6.0
Proceeds from issuance of shares under the ESPP	$95.0	$89.6	$69.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Stock-based compensation expense consists primarily of expenses for stock options, RSUs and ESPP and is included in the consolidated statements of operations as follows (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Cost of product revenues	$6.1	$5.4	$3.6
Cost of service revenues	19.4	17.8	14.4
Sales and marketing	132.2	126.0	81.5
Research and development	84.1	74.1	44.5
General and administrative	34.8	34.3	31.2

Total stock-based compensation expense	$276.6	$257.6	$175.2

As of April 26, 2013, total unrecognized compensation expense related to our equity awards was $428.5 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity was as follows (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Income tax benefit associated with employee stock transactions	$53.8	$107.5	$128.5

Valuation Assumptions

The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Stock Options Year Ended			ESPP Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011	April 26, 2013	April 27, 2012	April 29, 2011
Expected term in years	4.8	4.8	4.8	1.2	1.2	1.2
Risk-free interest rate	0.63%	1.50%	2.01%	0.19%	0.19%	0.37%
Volatility	41%	36%	37%	40%	44%	39%

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program

During fiscal 2013, we repurchased and retired 18.1 million shares of our common stock at an average price of $32.68 per share, for an aggregate purchase price of $590.0 million, of which $176.2 million and $413.8 million was allocated to additional paid-in capital and retained earnings, respectively. During fiscal 2012, we repurchased and retired 14.6 million shares of our common stock as described below. During fiscal 2011, we did not repurchase any shares of our common stock under the stock repurchase program. Since the May 13, 2003 inception of our stock repurchase program through April 26, 2013, we repurchased a total of 137.0 million shares of our common stock at an average price of $30.05 per share, for an aggregate purchase price of $4.1 billion.

As of April 26, 2013, our Board of Directors had authorized the repurchase of up to $5.5 billion of our common stock under our stock repurchase program, including an increase of $1.5 billion approved by our Board of Directors in fiscal 2013. As of April 26, 2013, the remaining authorized amount for stock repurchases under this program was $1.4 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Accelerated Share Repurchase Agreements

In fiscal 2012, we entered into accelerated share repurchase agreements (ASRs) with third parties under which we prepaid an aggregate of $600.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contracts were settled in fiscal 2012. The total number of shares repurchased and retired under these ASRs was 14.6 million shares at a price of $40.97 per share.

Preferred Stock

Our Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

12. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. All contracts have a maturity of less than six months.

Our major foreign currency exchange exposures and related hedging programs are described below:

Balance Sheet. We utilize foreign currency exchange forward and option contracts to hedge against the short-term impact of foreign currency exchange rate fluctuations related to certain foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. These foreign currency exchange forward and option contracts are not designated as hedging instruments and do not subject us to

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

material balance sheet risk due to exchange rate movements because the gains and losses on these contracts are intended to offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities being hedged and the net amount is included in earnings.

Forecasted Transactions. We use foreign currency exchange forward contracts to hedge foreign currency exchange exposures related to forecasted sales transactions denominated in certain foreign currencies. These contracts are designated and qualify as cash flow hedges and in general, closely match the underlying forecasted transactions in duration. The contracts are carried on the consolidated balance sheets at fair value, and the effective portion of the contracts’ gains and losses resulting from changes in fair value is recorded in AOCI until the forecasted transaction is recognized in the consolidated statements of operations. When the forecasted transactions occur, we reclassify the related gains or losses on the cash flow hedges into net revenues. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from AOCI and recognized immediately in earnings. We measure the effectiveness of hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated foreign currency exchange forward purchase contracts with the fair values of the forecasted transactions. Any ineffective portion of the derivative hedging gain or loss, as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness), is recognized in current period earnings.

Over the next 12 months, we expect an immaterial amount of derivative losses recorded in AOCI as of April 26, 2013 will be reclassified into net revenues. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 26, 2013	April 27, 2012
Cash Flow Hedges
To purchase U.S. dollars	$108.4	$126.6
Balance Sheet Contracts
To sell U.S. dollars	158.2	101.1
To purchase U.S. dollars	358.4	414.1

The fair value of our short-term foreign currency derivative instruments was not material as of April 26, 2013 and April 27, 2012. We did not recognize any gains or losses in earnings due to hedge ineffectiveness for any period presented.

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our consolidated statements of operations is presented in the consolidated statements of comprehensive income.

The effect of derivative instruments not designated as hedges recognized in other income, net on our consolidated statements of operations was as follows (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized into Income
Foreign exchange forward contracts	$6.5	$21.0	$(20.6)

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Domestic	$(63.8)	$211.9	$307.6
Foreign	630.4	500.5	486.5

Total	$566.6	$712.4	$794.1

Domestic income before taxes is lower than foreign income before taxes due to significant domestic expenses related to the amortization of intangibles, stock based compensation and convertible debt interest.

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Current:
Federal	$85.3	$114.8	$113.0
State	14.6	26.2	(1.3)
Foreign	38.0	26.9	35.6

Total current	137.9	167.9	147.3

Deferred:
Federal	(56.9)	(61.5)	(27.5)
State	(17.8)	(16.4)	13.7
Foreign	(1.9)	17.0	(12.5)

Total deferred	(76.6)	(60.9)	(26.3)

Provision for income taxes	$61.3	$107.0	$121.0

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Tax computed at federal statutory rate	$198.3	$249.4	$277.9
State income taxes, net of federal benefit	(2.0)	6.4	31.1
Foreign earnings in lower tax jurisdictions	(144.4)	(162.2)	(146.9)
Stock-based compensation	18.4	14.4	(1.3)
Research and experimentation credits	(12.1)	(10.9)	(17.8)
Resolution of income tax examinations	0.1	7.3	(21.1)
Other	3.0	2.6	(0.9)

Provision for income taxes	$61.3	$107.0	$121.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities are as follows (in millions):

	April 26, 2013	April 27, 2012
Deferred tax assets:
Reserves and accruals	$83.5	$70.2
Acquired intangibles	12.3	6.7
Net operating loss and credit carryforwards	76.5	97.7
Stock-based compensation	81.9	78.7
Deferred revenue	311.6	262.0
Other	20.7	15.1

Gross deferred tax assets	586.5	530.4
Valuation allowance	(39.8)	(32.4)

Deferred tax assets, net of valuation allowance	546.7	498.0
Deferred tax liabilities:
Reserves and accruals	7.7	4.7
Acquired intangibles	6.0	2.2
Property and equipment	71.5	67.9
Convertible Notes	4.4	15.2
Other	4.1	2.6

Total deferred tax liabilities	93.7	92.6

Deferred tax assets, net of valuation allowance and deferred tax liabilities	$453.0	$405.4

Current and non-current net deferred tax assets for fiscal 2013 and 2012 are as follows (in millions):

	April 26, 2013	April 27, 2012
Current deferred tax assets, net	$252.7	$201.6
Non-current deferred tax assets, net	200.3	203.8

The valuation allowance increased by $7.4 million and decreased by $13.1 million in fiscal 2013 and 2012, respectively. The $7.4 million valuation allowance change during fiscal 2013 is attributable to a corresponding change in deferred tax assets, primarily foreign tax credit carryforwards in a foreign jurisdiction and state tax credit carryforwards in certain states. During fiscal 2012, we recorded a $7.1 million valuation allowance attributable to foreign tax credit carryforwards in a foreign jurisdiction based on our future operating plans. The remaining fiscal 2012 change in valuation allowance was primarily attributable to a corresponding change in deferred tax assets.

As of April 26, 2013, the federal and state net operating loss carryforwards were approximately $43.4 million and $83.5 million, respectively, before applying tax rates for the respective jurisdictions. The federal and state tax credit carryforwards were approximately $155.1 million and $125.6 million, respectively. Certain acquired net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The federal and state net operating loss carryforwards and credits will expire in various years from fiscal 2014 through 2033. If realized, $169.5 million, tax effected, of net operating loss and tax credit carryovers will be recognized as additional paid-in capital.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Balance at beginning of period	$161.0	$133.3	$134.5
Additions based on tax positions related to the current year	34.5	13.0	12.5
Additions for tax positions of prior years	1.0	22.1	26.3
Decreases for tax positions of prior years	(6.9)	(7.4)	(40.0)

Balance at end of period	$189.6	$161.0	$133.3

Of the $189.6 million of unrecognized tax benefits at April 26, 2013, $134.7 million has been recorded and included in other long-term liabilities. Unrecognized tax benefits of $118.7 million, including penalties and interest, would affect our provision for income taxes if recognized.

We recognize accrued interest and penalties related to unrecognized foreign tax benefits in the income tax provision. During fiscal 2013, 2012 and 2011, we recognized accrued interest and penalties of approximately $1.2 million, $0.6 million and $0.2 million, respectively in the consolidated statements of operations and $2.8 million and $1.6 million, respectively, were recorded on the consolidated balance sheets as of April 26, 2013 and April 27, 2012.

We are subject to taxation in the United States, various states, and several foreign jurisdictions.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Tax Years Subject to Examination for Major Tax Jurisdictions at April 26, 2013

2005 — 2012	United States — federal income tax
2005 — 2012	United States — state and local income tax
2008 — 2012	Australia
2009 — 2012	Germany
2006 — 2012	India
2006 — 2012	Japan
2009 — 2012	The Netherlands
2007 — 2012	United Kingdom
2007 — 2012	Canada

In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal 2000, in that we have net operating loss carryforwards from these years that could be subject to adjustment, if and when utilized.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. During fiscal 2013 and 2012, we recorded income tax expense of $0.1 million and $7.3 million, respectively, in connection with income tax audits. We recorded an income tax benefit of $21.1 million in connection with income tax audits concluded in fiscal 2011.

In March 2013, we received a draft Revenue Agent’s Report from the IRS for our fiscal 2005 through 2007 income tax returns. We are currently in the process of submitting information to draft a closing agreement with the IRS for our fiscal 2007 income tax return. The draft Revenue Agent’s report and the closing agreement will be reviewed by certain higher authorities within the IRS and Joint Committee on Taxation. We expect to conclude fiscal 2005 through 2007 IRS audits within the next fiscal year.

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

During fiscal 2010, we recorded a $28.9 million unrecognized tax benefit to provide for uncertainty related to the tax treatment of the termination of our Convertible Note hedges from a certain counterparty. The unrecognized tax benefit will reverse in the first quarter of fiscal 2014 upon the maturity of the Convertible Notes.

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

Network Appliance Systems India Pvt. Ltd., our Indian subsidiary, received a tax holiday from the Indian tax authorities attributable to its call center and research and development activities effective June 6, 2003. These activities qualify under the Software Technology Park of India (STPI) incentive for the development and manufacture of computer software and information technology enabled services. Under this tax holiday, net taxable income derived from call center and research and development activities is exempt from Indian taxation. The income tax holiday expired on March 31, 2011. Other tax and customs benefits remain available. The tax benefit from the holiday and the impact to earnings per share was $6.3 million and $0.02, respectively, in fiscal 2011.

In April 2010, our Dutch subsidiary received a favorable tax ruling from the Dutch tax authorities effective May 1, 2010 that replaces the previous Dutch tax ruling that expired on April 30, 2010. This ruling results in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2015.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 26, 2013, the amount of accumulated unremitted earnings from our foreign subsidiaries is approximately $2.5 billion. We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings as well as tax attributes carryforwards. We estimate the unrecognized deferred tax liability related to these earnings to be $757.6 million as of April 26, 2013.

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Numerator:
Net Income	$505.3	$605.4	$673.1

Denominator:
Shares used in basic computation	361.5	363.9	360.9
Dilutive potential shares related to employee equity award plans	5.4	8.8	14.6
Dilutive impact of assumed conversion of Convertible Notes	1.1	9.4	12.7
Dilutive impact of warrants	0.0	2.2	5.5

Shares used in diluted computation	368.0	384.3	393.7

Net Income per Share:
Basic	$1.40	$1.66	$1.87

Diluted	$1.37	$1.58	$1.71

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Employee equity award plans	15.1	9.9	2.6

Dilutive shares outstanding during fiscal 2013 do not include any effect resulting from warrants, as their impact would have been anti-dilutive. The Convertible Note hedges are not included in the calculation of earnings per share for any period as their effect would have been anti-dilutive. The Convertible Note hedges, if exercised upon conversion of the Convertible Notes, are expected to reduce approximately 80% of the dilutive effect of the Convertible Notes when our stock price is above $31.85 per share.

15. Segment, Geographic, and Significant Customer Information

We operate in one industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. We conduct business globally, and our sales and support activities are managed on a geographic basis. Our management reviews financial information presented on a consolidated

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Americas (United States, Canada and Latin America)	$3,552.5	$3,529.7	$2,899.0
Europe, Middle East and Africa	1,928.8	1,936.5	1,719.1
Asia Pacific	851.1	767.0	504.5

Net revenues	$6,332.4	$6,233.2	$5,122.6

Americas revenues consist of Americas commercial and U.S. public sector markets. Sales to customers inside the United States accounted for $3,152.7 million, $3,027.8 million and $2,593.2 million of Americas net revenues during fiscal 2013, 2012 and 2011, respectively. Sales to Germany accounted for $626.8 million, $632.6 million and $618.0 million during fiscal 2013, 2012 and 2011, respectively. No other foreign country accounted for 10% or more of our net revenues.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents, restricted cash and investments held in the United States and internationally in various foreign subsidiaries (in millions):

	April 26, 2013	April 27, 2012
United States	$3,419.3	$2,697.6
International	3,586.8	2,763.8

Total	$7,006.1	$5,461.4

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 26, 2013	April 27, 2012
United States	$1,076.3	$1,038.9
International	94.6	98.3

Total	$1,170.9	$1,137.2

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Arrow Electronics, Inc.	19%	17%	18%
Avnet, Inc.	15%	12%	12%

The following customers accounted for 10% or more of net accounts receivable:

	April 26, 2013	April 27, 2012
Arrow Electronics, Inc.	16%	N/A
Avnet, Inc.	14%	11%

N/A — Not Applicable

16. Employee Benefits and Deferred Compensation

Employee 401(k) Plan

We have established a 401(k) tax-deferred savings plan. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries, but not more than the statutory limits. We match 100% of the first $1,000 of employee contributions, then 50% for additional contributions, up to a maximum match of $3,000 per employee. The matched contributions vest over 3 years. The amounts we contributed to this plan, net of forfeitures, were as follows (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
401(k) matching contributions	$19.9	$20.0	$15.6

Deferred Compensation Plan

We have a non-qualified deferred compensation plan that allows a group of employees within the United States to contribute base salary and commissions or incentive compensation on a tax deferred basis in excess of the IRS limits imposed on 401(k) plans. The marketable securities related to these investments that are held in a rabbi trust under the non-qualified deferred compensation plan and the related deferred compensation plan liabilities under this plan were as follows (in millions):

	April 26, 2013	April 27, 2012
Deferred compensation plan assets	$28.3	$25.5
Deferred compensation plan liabilities reported as:
Other current liabilities	1.6	6.3
Other long-term liabilities	26.7	19.2

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Health Care Plan

We maintain a plan to provide postretirement health and welfare benefits to certain executives who meet certain age and service requirements. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. There is no funding requirement associated with the plan and none of the benefit obligation was funded as of April 26, 2013. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

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

Funded Status

The funded status of our postretirement health care and international termination and postretirement benefits was as follows (in millions):

	April 26, 2013	April 27, 2012
Fair value of plan assets	$17.3	$16.1
Benefit obligations	(44.7)	(38.3)

Unfunded obligations	$(27.4)	$(22.2)

Amounts recognized in the consolidated balance sheets were as follows (in millions):

	April 26, 2013	April 27, 2012
Other long-term liabilities	$27.4	$22.2
Accumulated other comprehensive income	$(5.7)	$(4.4)

17. Commitments and Contingencies

Operating Leases — We lease office space in several U.S. locations. Outside the United States, larger leased sites include sites in the Netherlands, Australia, China, France, Germany, India, Japan, Singapore and the United Kingdom. We also lease equipment and vehicles. During fiscal 2013, we terminated all of our remaining synthetic lease arrangements.

Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of April 26, 2013 are as follows (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Office operating lease payments	$40.6	$38.8	$35.1	$18.3	$11.6	$27.2	$171.6
Equipment operating lease payments	25.7	15.7	8.7	2.0	0.0	0.0	52.1

Total lease commitments	$66.3	$54.5	$43.8	$20.3	$11.6	$27.2	$223.7

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense consisted of the following (in millions):

	Year Ended
	April 26, 2013	April 27, 2012	April 29, 2011
Facilities rent expense	$48.7	$71.0	$51.7
Equipment rent expense	17.5	18.6	23.1

	66.2	89.6	74.8
Less: sublease income	(1.3)	(1.4)	(6.3)

Net rent expense	$64.9	$88.2	$68.5

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. As of April 26, 2013, we had $235.4 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product sales. As of April 26, 2013 and April 27, 2012, such liability amounted to $9.5 million and $3.3 million, respectively, and is included in other current liabilities in the consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. As of April 26, 2013, we had $86.1 million in capital purchase commitments and $146.6 million in other purchase commitments.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 26, 2013, our financial guarantees of $10.1 million that were not recorded on our consolidated balance sheets consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product Warranties

We provide customers a warranty on software of ninety days to five years and a warranty on hardware of one to five years. The following table summarizes our warranty reserves (in millions):

	Year Ended
	April 26, 2013	April 27, 2012
Beginning balance	$83.1	$40.5
Liability assumed in acquisition	0.0	17.5
Expense accrued during the period	94.8	67.9
Warranty costs incurred	(60.7)	(42.8)

Ending balance	$117.2	$83.1

Financing Guarantees

Some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Under the terms of the nonrecourse leases, we do not have any continuing obligations or liabilities to the third-party financing companies. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services.

The aggregate amount of financing guarantees representing the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue are summarized as follows (in millions):

	April 26, 2013	April 27, 2012
Maximum guaranteed payment contingencies	$182.4	$169.0
Deferred revenue associated with financing guarantees	(168.6)	(149.9)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$13.8	$19.1

To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnification Agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to the customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at April 26, 2013 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of April 26, 2013 related to such matters as they are not probable and/or reasonably estimable.

18. Subsequent Events

Dividends and Stock Repurchase Program

On May 21, 2013, we announced a quarterly cash dividend of $0.15 per share of common stock, payable on July 23, 2013 to holders of record as of the close of business on July 11, 2013. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

In May 2013, our Board of Directors approved an increase of $1.6 billion to our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Convertible Notes Settlement

The Convertible Notes matured on June 1, 2013. At the time of settlement, we delivered $1.265 billion in cash to the holders for the outstanding principal amount and issued 4.9 million shares of our common stock for the excess conversion value. In addition, we exercised the Convertible Note hedges, for which we received 3.9 million shares from the counterparties.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accelerated Share Repurchase Agreement

On June 5, 2013, we entered into a collared accelerated share repurchase agreement (ASR) with a counterparty under which we prepaid $750.0 million to purchase shares of our common stock. In exchange for the up-front payment, the counterparty committed to deliver a number of shares during the ASR’s purchase period, which ends no later than August 29, 2013, although the completion date may be accelerated at the counterparty’s option. The total number of shares to be delivered, and therefore the average price per share, will be determined at the end of the purchase period based on the volume weighted average price of our stock during that period.

19. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows (in millions, except per share amounts):

	Year Ended April 26, 2013
	Q1	Q2	Q3	Q4
Net revenues	$1,444.6	$1,541.2	$1,630.1	$1,716.5
Total cost of revenues	594.5	627.3	665.2	684.3

Gross profit	850.1	913.9	964.9	1,032.2

Income before income taxes	74.2	127.7	175.8	188.9
Provision for income taxes	10.4	18.1	17.7	15.1

Net income	$63.8	$109.6	$158.1	$173.8

Net income per share, basic	$0.17	$0.30	$0.44	$0.48

Net income per share, diluted	$0.17	$0.30	$0.43	$0.47

	Year Ended April 27, 2012
	Q1	Q2	Q3	Q4
Net revenues	$1,458.2	$1,507.0	$1,565.5	$1,702.5
Total cost of revenues	561.3	594.0	657.0	707.5

Gross profit	896.9	913.0	908.5	995.0

Income before income taxes	167.1	183.9	146.9	214.5
Provision for income taxes	27.6	18.3	27.3	33.8

Net income	$139.5	$165.6	$119.6	$180.7

Net income per share, basic	$0.38	$0.46	$0.33	$0.50

Net income per share, diluted	$0.34	$0.44	$0.32	$0.47

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 26, 2013, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of April 26, 2013, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 26, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the fourth quarter of fiscal 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (collectively, the “Company”) as of April 26, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 26, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 26, 2013 of the Company and our report dated June 17, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 17, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 26, 2013. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2013 Annual Meeting of Stockholders.

We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our principal executive officer and principal financial and accounting officer. A copy of the code of ethics, which we refer to as our “Code of Conduct,” is available on our website at http://investors.netapp.com/governance.cfm. We will post any amendments to or waivers from the provisions of our Code of Conduct on our website.

Item 11.	Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

With the exception of the information incorporated in Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, NetApp’s Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

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

NETAPP, INC.

By:	/s/ THOMAS GEORGENS
Thomas Georgens
President and Chief Executive Officer (Principal Executive Officer and Principal Operating Officer)

Date:	June 17, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Georgens and Nicholas R. Noviello, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS GEORGENS Thomas Georgens	President and Chief Executive Officer, Director (Principal Executive Officer and Principal Operating Officer)	June 17, 2013

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Lead Independent Director	June 17, 2013

/s/ NICHOLAS R. NOVIELLO Nicholas R. Noviello	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 17, 2013

/s/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Executive Chairman of the Board	June 17, 2013

/s/ JEFFRY R. ALLEN Jeffry R. Allen	Director	June 17, 2013

Signature	Title	Date

/s/ ALAN L. EARHART Alan L. Earhart	Director	June 17, 2013

/s/ GERALD HELD Gerald Held	Director	June 17, 2013

/s/ T. MICHAEL NEVENS T. Michael Nevens	Director	June 17, 2013

/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	June 17, 2013

/s/ ROBERT T. WALL Robert T. Wall	Director	June 17, 2013

/s/ RICHARD P. WALLACE Richard P. Wallace	Director	June 17, 2013

SCHEDULE II

NETAPP, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 26, 2013, April 27, 2012 and April 29, 2011

(In millions)

Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Reductions and Write-offs	Balance at End of Period
Allowance for doubtful accounts:
2013	$0.4	$4.2	$0.4	$4.2
2012	$0.5	$0.3	$0.4	$0.4
2011	$1.6	$(0.8)	$0.3	$0.5

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

2.4†	Asset Purchase Agreement, dated as of March 9, 2011, by and between LSI Corporation as Seller and the Company as Buyer.	10-K	000-27130	2.4	June 23, 2011

3.1	Certificate of Incorporation of the Company, as amended.	10-K	000-27130	3.1	June 24, 2008

3.2	Bylaws of the Company, as amended.	10-Q	000-27130	3.2	December 6, 2010

4.1	Indenture for 1.75% Convertible Senior Notes Due 2013, dated as of June 10, 2008, by and between U.S. Bank National Association, as Trustee, and the Company.	8-K	000-27130	4.1	June 10, 2008

4.2	Registration Rights Agreement, dated as of June 10, 2008, by and among Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and the Company.	8-K	000-27130	4.2	June 10, 2008

4.3	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National	8-K	000-27130	4.1	December 12, 2012

4.4	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association	8-K	000-27130	4.2	December 12, 2012

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	10-Q	000-27130	10.2	March 1, 2010

10.2*	The Company’s Amended and Restated Change of Control Severance Agreement (CEO).	10-Q	000-27130	10.4	December 2, 2009

10.3*	The Company’s Amended and Restated Change of Control Severance Agreement (Executive Chairman).	10-Q	000-27130	10.5	December 2, 2009

10.5*	Form of Amendment to Change of Control Severance Agreement	10-Q	000-27130	10.1	August 30, 2012

10.6*	Form of Change Control Severance Agreement (Non-CEO Executives)	10-Q	000-27130	10.2	August 30, 2012

10.7*	The Company’s Amended and Restated Executive Compensation Plan.	Proxy Statement	000-27130	Appendix C	August 20, 2009

10.8*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.9*	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective July 18, 2012.	Proxy Statement	000-27130	Appendix B	July 20, 2012

10.10*	The Company’s Amended and Restated 1995 Stock Incentive Plan.	Proxy Statement	000-27130		August 21, 1998

10.11*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.	10-K	000-27130	10.21	July 8, 2005

10.12*	Form of Stock Issuance Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock).	10-K	000-27130	10.23	July 8, 2005

10.13*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).	10-K	000-27130	10.22	July 8, 2005

10.14*	The Company’s Amended and Restated 1999 Stock Option Plan.	Proxy Statement	000-27130	Appendix A	July 20, 2012

10.15*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.	10-K	000-27130	10.25	July 8, 2005

10.16*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).	10-K	000-27130	10.14	June 18, 2010

10.17*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).	10-K	000-27130	10.29	July 8, 2005

10.18*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).	10-K	000-27130	10.28	July 8, 2005

10.19*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.20*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).	10-K	000-27130	10.27	July 8, 2005

10.21*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).	10-K	000-27130	10.30	July 8, 2005

10.22*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).	10-K	000-27130	10.31	July 8, 2005

10.23*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).	10-K	000-27130	10.32	July 8, 2005

10.24*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).	10-K	000-27130	10.81	June 24, 2008

10.25*	WebManage Technologies, Inc. 1999 Stock Option Plan.	S-8	333-53776	99.4	January 16, 2001

10.26*	Spinnaker Networks, Inc. 2000 Stock Plan.	S-8	333-113200	99.1	March 1, 2004

10.27*	Alacritus, Inc. 2005 Stock Plan.	S-8	333-125448	99.1	June 2, 2005

10.28*	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.	S-8	333-128098	99.1	September 2, 2005

10.29*	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.	S-8	333-128098	99.2	September 2, 2005

10.30*	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.	S-8	333-128098	99.4	September 2, 2005

10.31*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.	S-8	333-139835	4.2	January 5, 2007

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.32*	Onaro, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (including Appendix — Israeli Taxpayers).	S-8	333-149375	4.1	February 25, 2008

10.33*	Akorri Networks, Inc. 2010 Equity Incentive Plan, including form of Restricted Stock Unit Agreement.	S-8	333-172081	99.1, 99.2	February 4, 2011

10.34*	Bycast Inc. 2010 Equity Incentive Plan	S-8	333-167619	99.1	June 18, 2010

10.35*	Incentive Stock Option Plan of Bycast Inc.	S-8	333-167619	99.2	June 18, 2010

10.36	Purchase and Sale Agreement, dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.	10-Q	000-27130	10.2	August 31, 2004

10.37	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.	10-K	000-27130	10.54	June 26, 2007

10.38	Master Confirmation, dated August 13, 2007, by and between Bank of America, N.A. and the Company.	10-Q	000-27130	10.60	December 4, 2007

10.39	Agreement to Sell, dated as of November 18, 2009, by and between Bhoruka Financial Services Limited, as Seller, and NetApp India Private Limited, as Buyer.	8-K	000-27130	10.1	November 25, 2009

10.40	Form of Convertible Bond Hedge Confirmation.	8-K	000-27130	10.1	June 10, 2008

10.41	Form of Warrant Confirmation.	8-K	000-27130	10.2	June 10, 2008

10.42	Form of Amendment to Warrant Confirmation.	8-K	000-27130	10.3	June 10, 2008

10.43	Settlement Agreement entered into among the U.S.A, acting through the United States Department of Justice and on behalf of the General Services Administration, the Company and Igor Kapuscinski.	10-K	000-27130	10.68	June 17, 2009

10.44*	Form of Amendment No. 1 to Change of Control Severance Agreement.	10-K	000-27130	10.64	June 19, 2012

10.45*	Outside Director Compensation Policy.	10-K	000-27130	10.65	June 19, 2012

10.46	Collared Accelerated Share Repurchase Transaction, dated as of August 19, 2011, by and between the Company and Wells Fargo Bank, N.A.	10-Q	000-27130	10.3	December 5, 2011

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.47	Collared Accelerated Share Repurchase Transaction, dated as of July 18, 2011, by and between the Company and Bank of America, N.A.	10-Q	000-27130	10.2	September 1, 2011

10.48	Credit Agreement, dated December 21, 2012, by and among the Company, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and J.P. Morgan Securities LLC, Morgan Stanley Funding, Inc. and Wells Fargo Securities LLC, as Joint Bookrunners and Joint Lead Arrangers	8-K	000-27130	10.1	December 28, 2012

21.1	Subsidiaries of the Company.	—	—	—	—

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Identifies management plan or compensatory plan or arrangement.
†	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

TRADEMARKS

© 2013 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go Further, Faster, ApplianceWatch, ASUP, AutoSupport, Campaign Express, ComplianceClock, CyberSnap, Data Center Fitness, Data ONTAP, DataMotion, ExpressPod, FAServer, FilerView, Flash Accel, Flash Cache , Flash Pool, FlashRay, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, Fpolicy, GetSuccessful, Imagine Virtually Anything, Lifetime Key Management, Manage ONTAP, MetroCluster, MultiStore, Flash Cache, Flash Pool, DataFort, Network Appliance, the Network Appliance logo, NOW (NetApp on the Web) , OnCommand, ONTAPI, RAID-DP, SANtricity, SecureAdmin, Select, Service Builder, Simulate ONTAP, Snap Creator, SnapCopy, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, StorageGRID, SyncMirror, Tech OnTap, vFiler, Virtual File Manager, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.