Form 10-Q
period 2013-07-26
NetApp, Inc.
filed 2013-08-29
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2013

or

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

As of August 20, 2013, there were 340,094,193 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2013 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go Further, Faster, ASUP, AutoSupport, Campaign Express, Clustered Data ONTAP, CyberSnap, Data Center Fitness, Data ONTAP, DataMotion, ExpressPod, FilerView, Flash Accel, Flash Cache, Flash Pool, FlashRay, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, GetSuccessful, LockVault, Manage ONTAP, Mars, MetroCluster, MultiStore, Network Appliance, the Network Appliance logo, OnCommand, ONTAP, ONTAPI, RAID-DP, SANtricity, SecureShare, Simplicity, Simulate ONTAP, Snap Creator, SnapCopy, SnapDrive, SnapIntegrator, SnapLock, SnapManager, SnapMirror, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, StorageGRID, Tech OnTap, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 26, 2013	April 26, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,796.8	$3,277.1
Short-term investments	3,287.2	3,675.5
Accounts receivable, net of allowances of $3.1 million and $4.2 million as of July 26, 2013 and April 26, 2013, respectively	533.3	800.9
Inventories	116.5	139.5
Other current assets	467.8	525.2

Total current assets	6,201.6	8,418.2
Property and equipment, net	1,163.4	1,170.9
Goodwill	988.1	988.1
Purchased intangible assets, net	165.7	180.6
Other non-current assets	499.1	484.6

Total assets	$9,017.9	$11,242.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218.7	$259.7
Accrued compensation and related benefits	240.4	348.0
Other current liabilities	341.9	401.8
Current portion of long-term debt	0.0	1,257.8
Short-term deferred revenue	1,529.1	1,563.3

Total current liabilities	2,330.1	3,830.6
Long-term debt	994.8	994.6
Other long-term liabilities	262.8	253.5
Long-term deferred revenue	1,412.2	1,446.2

Total liabilities	4,999.9	6,524.9

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value, (446.2 and 460.9 shares issued as of July 26, 2013 and April 26, 2013, respectively)	0.4	0.5
Additional paid-in capital	4,633.0	4,738.9
Treasury stock, at cost (104.3 shares as of July 26, 2013 and April 26, 2013)	(2,927.4)	(2,927.4)
Retained earnings	2,313.3	2,896.8
Accumulated other comprehensive income (loss)	(1.3)	8.7

Total stockholders’ equity	4,018.0	4,717.5

Total liabilities and stockholders’ equity	$9,017.9	$11,242.4

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 26, 2013	July 27, 2012
Revenues:
Product	$930.8	$898.0
Software entitlements and maintenance	228.5	218.5
Service	356.9	328.1

Net revenues	1,516.2	1,444.6

Cost of revenues:
Cost of product	449.9	452.2
Cost of software entitlements and maintenance	7.5	6.6
Cost of service	149.2	135.7

Total cost of revenues	606.6	594.5

Gross profit	909.6	850.1

Operating expenses:
Sales and marketing	467.8	482.9
Research and development	228.1	221.4
General and administrative	68.4	65.6
Restructuring and other charges	48.4	0.0

Total operating expenses	812.7	769.9

Income from operations	96.9	80.2
Other expense, net:
Interest income	10.0	10.8
Interest expense	(16.5)	(19.9)
Other income, net	1.9	3.1

Total other expense, net	(4.6)	(6.0)

Income before income taxes	92.3	74.2
Provision for income taxes	10.7	10.4

Net income	$81.6	$63.8

Net income per share:
Basic	$0.23	$0.17

Diluted	$0.23	$0.17

Shares used in net income per share calculations:
Basic	350.9	366.1

Diluted	359.9	371.2

Cash dividends declared per share	$0.15	$0.00

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	July 26, 2013	July 27, 2012
Net income	$81.6	$63.8

Other comprehensive income (loss):
Foreign currency translation adjustments	(1.2)	(5.2)
Defined benefit obligation adjustments	0.1	0.1
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(8.4)	4.1
Income tax effect on unrealized holding losses (gains)	1.0	(0.5)
Reclassification adjustments for gains included in net income	(0.1)	(0.1)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(0.4)	6.4
Reclassification adjustments for gains included in net income	(1.0)	(4.5)

Other comprehensive income (loss)	(10.0)	0.3

Comprehensive income	$71.6	$64.1

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 26, 2013	July 27, 2012
Cash flows from operating activities:
Net income	$81.6	$63.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.9	82.4
Stock-based compensation	66.3	79.2
Accretion of discount and issuance costs on debt	8.2	14.3
Deferred income taxes	(10.1)	(18.0)
Excess tax benefit from stock-based compensation	(0.1)	(4.9)
Other non-cash items, net	(25.3)	(14.8)
Changes in assets and liabilities:
Accounts receivable	265.2	244.2
Inventories	22.9	(42.2)
Other operating assets	53.8	(27.1)
Accounts payable	(37.9)	41.9
Accrued compensation and other current liabilities	(175.4)	(146.7)
Deferred revenue	(54.3)	(47.0)
Other operating liabilities	5.0	4.1

Net cash provided by operating activities	285.8	229.2

Cash flows from investing activities:
Purchases of investments	(234.9)	(628.0)
Maturities and sales of investments	624.9	561.9
Purchases of property and equipment	(65.3)	(61.9)
Other investing activities, net	1.2	1.3

Net cash provided by (used in) investing activities	325.9	(126.7)

Cash flows from financing activities:
Issuance of common stock	71.5	35.0
Repurchase of common stock and forward contract	(849.5)	(150.0)
Excess tax benefit from stock-based compensation	0.1	4.9
Repayment of long-term debt	(1,264.9)	0.0
Dividends paid	(51.4)	0.0
Other financing activities, net	9.5	(2.0)

Net cash used in financing activities	(2,084.7)	(112.1)

Effect of exchange rate changes on cash and cash equivalents	(7.3)	(10.8)
Net decrease in cash and cash equivalents	(1,480.3)	(20.4)
Cash and cash equivalents:
Beginning of period	3,277.1	1,549.8

End of period	$1,796.8	$1,529.4

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

2.  Condensed Consolidated Financial Statements

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. The first quarters of fiscal 2014 and 2013 were each 13-week periods.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 26, 2013 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 2013. The results of operations for the three months ended July 26, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

3.  Significant Accounting Policies

There have been no significant changes in our significant accounting policies as of and for the three months ended July 26, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013.

Recent Accounting Standards Not Yet Effective

In July 2013, the Financial Accounting Standards Board issued an accounting standard update providing presentation requirements for unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a similar tax credit carryforward exists. This accounting standard update will be effective for us beginning in our first quarter of fiscal 2015 and is not expected to have a significant impact on our consolidated financial statements.

Use of Estimates — The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation and purchase order accruals; valuation of goodwill and intangibles; restructuring reserves; product warranties; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates.

4.  Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
Non-cash Investing and Financing Activities:
Reclassification of equity component of Convertible Notes	$0.0	$62.6
Acquisition of property and equipment outstanding in accounts payable	$17.7	$27.4
Acquisition of software through long-term financing	$10.6	$0.0
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$19.1	$16.2
Interest paid, net of capitalized interest	$23.0	$11.2

5.  Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	July 26, 2013			April 26, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$283.0	$(119.8)	$163.2	$312.4	$(134.9)	$177.5
Customer contracts/relationships	9.6	(8.4)	1.2	54.7	(53.1)	1.6
Trademarks and trade names	2.9	(2.0)	0.9	9.9	(8.9)	1.0
Covenants not to compete	1.6	(1.2)	0.4	2.2	(1.7)	0.5

Total purchased intangible assets	$297.1	$(131.4)	$165.7	$379.2	$(198.6)	$180.6

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Statements of Operations
	July 26, 2013	July 27, 2012	Classifications
Developed technology	$14.3	$13.9	Cost of revenues
Customer contracts/relationships	0.4	6.3	Operating expenses
Trademarks and trade names	0.1	1.0	Operating expenses
Covenants not to compete	0.1	0.2	Operating expenses

	$14.9	$21.4

As of July 26, 2013, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2014	$44.3
2015	57.8
2016	53.6
2017	6.7
2018	3.3

Total	$165.7

6.  Balance Sheet Details

Cash and cash equivalents (in millions):

	July 26, 2013	April 26, 2013
Cash	$1,327.7	$1,634.7
Cash equivalents	469.1	1,642.4

Cash and cash equivalents	$1,796.8	$3,277.1

Inventories (in millions):

	July 26, 2013	April 26, 2013
Purchased components	$13.6	$16.3
Finished goods	102.9	123.2

Inventories	$116.5	$139.5

Other current assets (in millions):

	July 26, 2013	April 26, 2013
Prepaid expenses and other current assets	$212.6	$262.6
Short-term restricted cash	8.3	8.9
Deferred tax assets	246.9	253.7

Other current assets	$467.8	$525.2

Property and equipment, net (in millions):

	July 26, 2013	April 26, 2013
Land and land improvements	$265.7	$265.5
Buildings and building improvements	540.5	534.8
Leasehold improvements	101.0	100.3
Computer, production, engineering and other equipment	725.1	714.0
Software	432.8	422.6
Furniture and fixtures	83.7	82.2
Construction-in-progress	23.2	19.9

	2,172.0	2,139.3
Accumulated depreciation and amortization	(1,008.6)	(968.4)

Property and equipment, net	$1,163.4	$1,170.9

Software includes capitalized internal-use software development costs with a net book value as follows (in millions):

	July 26, 2013	April 26, 2013
Computer software	$158.4	$162.5

Other non-current assets (in millions):

	July 26, 2013	April 26, 2013
Auction rate securities	$42.2	$42.0
Deferred tax assets	209.4	200.4
Other assets	247.5	242.2

Other non-current assets	$499.1	$484.6

Short-term and long-term deferred revenue (in millions):

	July 26, 2013	April 26, 2013
Product	$24.4	$15.7
Software entitlements and maintenance and service	2,916.9	2,993.8

Total	$2,941.3	$3,009.5

Reported as:
Short-term	$1,529.1	$1,563.3
Long-term	1,412.2	1,446.2

Total	$2,941.3	$3,009.5

7.  Financial Instruments and Fair Value Measurements

The accounting guidance for fair value measurements provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby the inputs used in our valuation techniques are assigned a hierarchical level. The following are the three levels of inputs to measure fair value:

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

Investments

The following is a summary of our investments (in millions):

	July 26, 2013				April 26, 2013
		Gross Unrealized				Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$2,836.7	$9.1	$(3.0)	$2,842.8	$3,132.8	$14.9	$(0.6)	$3,147.1
U.S. Treasury and government debt securities	329.0	0.4	(0.1)	329.3	392.8	0.9	0.0	393.7
Commercial paper	125.9	0.0	0.0	125.9	178.5	0.0	0.0	178.5
Certificates of deposit	135.0	0.1	0.0	135.1	135.4	0.1	0.0	135.5
Money market funds	323.2	0.0	0.0	323.2	1,463.1	0.0	0.0	1,463.1
Auction rate securities	44.2	0.5	(2.5)	42.2	44.2	0.5	(2.7)	42.0
Equity funds	29.9	0.0	0.0	29.9	28.3	0.0	0.0	28.3

Total debt and equity securities	$3,823.9	$10.1	$(5.6)	$3,828.4	$5,375.1	$16.4	$(3.3)	$5,388.2

The unrealized losses on our available-for-sale investments were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have currently concluded that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of July 26, 2013.

The following table presents the contractual maturities of our debt investments as of July 26, 2013 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,240.6	$1,242.2
Due in one through five years	2,040.1	2,045.0
Due after ten years*	44.2	42.2

	$3,324.9	$3,329.4

*	Consists of auction rate securities (ARS) which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 26, 2013 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$2,842.8	$0.0	$2,842.8	$0.0
U.S. Treasury and government debt securities	329.3	207.2	122.1	0.0
Commercial paper	125.9	0.0	125.9	0.0
Certificates of deposit	135.1	0.0	135.1	0.0
Money market funds	323.2	323.2	0.0	0.0
Auction rate securities	42.2	0.0	0.0	42.2
Equity funds	29.9	29.9	0.0	0.0
Foreign currency contracts	1.5	0.0	1.5	0.0

Total	$3,829.9	$560.3	$3,227.4	$42.2

Liabilities
Foreign currency contracts	$2.2	$0.0	$2.2	$0.0

The following table summarizes the balance sheet classifications of our financial assets and liabilities measured at fair value on a recurring basis as of July 26, 2013 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$469.1	$323.2	$145.9	$0.0
Short-term investments	3,287.2	207.2	3,080.0	0.0
Other current assets	3.8	2.3	1.5	0.0
Other non-current assets	69.8	27.6	0.0	42.2

Total	$3,829.9	$560.3	$3,227.4	$42.2

Liabilities
Other current liabilities	$2.2	$0.0	$2.2	$0.0

Level 2 investments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of July 26, 2013, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Quantitative information about our Level 3 fair value measurements is as follows (fair value in millions):

	Fair Value as of July 26, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted average)

ARS	$42.2	Discounted cash flow	Time-to-economic maturity	6.7 yrs – 11.2 yrs (8.3 yrs)
			Liquidity risk premium, market credit spread and other factors	1.7% - 2.9% (2.3%)
			Coupon rate	1.1% - 2.7% (1.5%)

		Market comparable securities	Discount rate	3.7% - 5.7% (4.9%)

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

The table below provides a reconciliation of the beginning and ending balance of our Level 3 ARS measured at fair value on a recurring basis using significant unobservable inputs (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
Balance at beginning of period	$42.0	$51.0
Total unrealized gains, net included in other comprehensive income (loss)	0.2	0.3
Settlements	0.0	(5.0)

Balance at end of period	$42.2	$46.3

Fair Value of Debt

As of July 26, 2013, the fair value of our 2.00% Senior Notes and 3.25% Senior Notes (collectively referred to as Senior Notes) was approximately $997.3 million. The fair value of our debt was based on observable market prices in a less active market and discounted cash flow models that take into consideration variables such as credit-rating and interest rate changes. All of our debt obligations are categorized as Level 2 instruments.

8.  Financing Arrangements

Long-term Debt

The following table summarizes the carrying value of our long-term debt (in millions):

	July 26, 2013		April 26, 2013

	Amount	Effective Interest Rate	Amount	Effective Interest Rate
2.00% Senior Notes due 2017	$750.0	2.25%	$750.0	2.25%
3.25% Senior Notes due 2022	250.0	3.43%	250.0	3.43%
1.75% Convertible Notes due 2013	0.0	N/A	1,264.9	6.31%

Total	1,000.0		2,264.9
Less: Unamortized discount	(5.2)		(12.5)

Total	994.8		2,252.4
Less: Current portion	(0.0)		(1,257.8)

Total long-term debt	$994.8		$994.6

N/A - Not Applicable

Senior Notes

Our Senior Notes are unsecured, unsubordinated obligations, which pay interest semi-annually on June 15 and December 15 and rank equally in right of payment with any future senior unsecured indebtedness. Interest expense associated with the Senior Notes was $6.3 million for the three months ended July 26, 2013.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 26, 2013, we were in compliance with all covenants associated with the Senior Notes.

1.75% Convertible Senior Notes due 2013

On June 10, 2008, we issued $1,265.0 million aggregate principal amount of 1.75% Convertible Senior Notes (the Convertible Notes) with a maturity date of June 1, 2013. The Convertible Notes were unsecured, unsubordinated obligations of the Company and paid interest in cash semi-annually at a rate of 1.75% per annum. Upon maturity, the Convertible Notes were converted based on a conversion rate of 31.40 shares of common stock per $1,000 principal amount of the Convertible Notes (which represented the effective conversion price of $31.85 per share). Upon conversion in June 2013, the holders received cash for the principal amount of the Convertible Notes and an aggregate of 4.9 million shares of common stock for the $178.9 million excess of the conversion value over the principal amount.

We separately accounted for the liability and equity components of the Convertible Notes. The initial debt component of the Convertible Notes was valued at $1,017.0 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 6.31%, with the equity component representing the residual amount of the proceeds of $248.0 million which was recorded as a debt discount. Issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components. As a result, $5.2 million of the issuance costs was allocated to the equity component of the Convertible Notes, and $21.4 million of the issuance costs remained classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component were amortized as additional interest expense over the term of the Convertible Notes using the effective interest method.

Convertible Note Hedges and Warrants

Concurrent with the issuance of the Convertible Notes, we purchased Convertible Note hedges and sold warrants. The separate Convertible Note hedge and warrant transactions were structured to reduce the potential future economic dilution associated with the conversion of the Convertible Notes.

• Convertible Note Hedges: As of April 26, 2013, we had arrangements with counterparties to buy up to approximately 31.8 million shares of our common stock, at a price of $31.85 per share. In June 2013, concurrent with the repayment and conversion of the Convertible Notes, we exercised the Convertible Note hedges, for which we received an aggregate of 3.9 million shares from the counterparties.

• Warrants: As of July 26, 2013, we had outstanding warrants for certain counterparties to acquire, subject to anti-dilution adjustments, 39.9 million shares of our common stock at an exercise price of $41.12 per share as adjusted to reflect our July 2013 dividend. Prior to the dividend, we had 39.7 million outstanding warrants at an exercise price of $41.28 per share. The number of warrants and the exercise price are subject to additional adjustments for specified conditions, including future dividend declarations. The warrants are exercisable on a series of days commencing on September 3, 2013 and ending on October 28, 2013. Upon exercise of the warrants, we have the option to deliver cash or shares of our common stock equal to the difference between the then market price and the strike price of the warrants.

Interest Expense on Convertible Notes

The following table presents the amount of interest expense related to the Convertible Notes (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
Contractual coupon interest expense	$2.5	$5.5
Amortization of debt discount	7.1	13.5
Amortization of debt issuance costs	0.6	1.2
Less capitalized interest	0.0	(0.5)

Total interest expense related to Convertible Notes	$10.2	$19.7

Debt Maturities

As of July 26, 2013, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2018	$750.0
Thereafter	250.0

Total	$1,000.0

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

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility terminates on December 21, 2017 if no extensions have been requested and contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of July 26, 2013, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	July 26, 2013	April 26, 2013
Current portion of other long-term financing arrangements	$9.3	$5.2
Non-current portion of other long-term financing arrangements	11.0	5.6

Total	$20.3	$10.8

9.  Stockholders’ Equity

Stock Options

The following table summarizes activity related to our stock options (in millions, except for exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 26, 2013	19.2	$31.27
Granted	2.4	37.63
Exercised	(2.3)	25.17
Forfeited and expired	(0.2)	44.39

Outstanding as of July 26, 2013	19.1	32.67	3.73	$199.4

Vested and expected to vest as of July 26, 2013	18.4	32.50	3.63	195.6

Exercisable as of July 26, 2013	13.1	30.16	2.78	166.8

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions, except per share information):

	Three Months Ended
	July 26, 2013	July 27, 2012
Weighted-average fair value per share granted	$9.78	$10.71
Intrinsic value of exercises	$27.4	$5.4
Proceeds received from exercises	$56.8	$6.7
Fair value of options vested	$12.0	$14.4

Restricted Stock Units

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 26, 2013	12.8	$38.36
Granted	4.6	38.16
Vested	(2.7)	36.55
Forfeited	(0.6)	39.93

Outstanding as of July 26, 2013	14.1	38.57

RSUs are converted into common stock upon vesting. We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
Shares withheld for taxes	0.9	0.7
Fair value of shares withheld	$35.3	$19.8

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

	Three Months Ended
	July 26, 2013	July 27, 2012
Weighted-average fair value per right granted	$10.53	$10.25
Shares issued under the ESPP	2.0	1.9
Proceeds from issuance of shares	$49.9	$48.2

Stock-Based Compensation Expense

Stock-based compensation expense consists primarily of expenses for stock options, RSUs and ESPP and is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
Cost of product revenues	$1.3	$1.8
Cost of service revenues	4.0	5.6
Sales and marketing	30.5	39.0
Research and development	21.4	23.7
General and administrative	9.1	9.1

Total stock-based compensation expense	$66.3	$79.2

As of July 26, 2013, total unrecognized compensation expense related to our equity awards was $525.4 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.7 years.

Total income tax charges associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
Income tax charges associated with employee stock transactions	$8.0	$8.8

Valuation Assumptions

The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Stock Options
	Three Months Ended
	July 26, 2013	July 27, 2012
Expected term in years	4.8	4.8
Risk-free interest rate	1.0%	0.6%
Volatility	34%	41%
Dividend yield	1.6%	0.0%

	ESPP
	Three Months Ended
	July 26, 2013	July 27, 2012
Expected term in years	1.2	1.2
Risk-free interest rate	0.2%	0.2%
Volatility	32%	38%
Dividend yield	1.6%	0.0%

The weighted-average assumptions used to value RSUs are summarized as follows:

	RSUs
	Three Months Ended
	July 26, 2013	July 27, 2012
Grant date fair value per share	$38.16	$29.03
Expected dividend	1.6%	0.0%

Prior to the initial declaration of a quarterly cash dividend on May 21, 2013, the fair value of RSUs was measured based on the grant date share price, as we did not historically pay cash dividends on our common stock. For awards granted on or subsequent to May 21, 2013, the fair value of RSUs was measured based on the grant date share price, less the present value of expected dividends during the vesting period, discounted at a risk-free interest rate.

Stock Repurchase Program

As of July 26, 2013, our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock. Under this program, which may be suspended or discontinued at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the three months ended July 26, 2013 (in millions, except per share information):

Number of shares purchased	21.7
Average price per share	$39.20
Aggregate purchase price	$849.5
Remaining authorization at end of period	$2,156.8

The aggregate purchase price of our share repurchases for the three months ended July 26, 2013 consisted of $750.0 million under an accelerated share repurchase agreement (ASR) and $99.5 million repurchased on the open market, for which collectively $235.8 million and $613.7 million was allocated to additional paid-in capital and retained earnings, respectively.

Accelerated Share Repurchase Agreement

On June 5, 2013, we entered into a collared ASR with a counterparty under which we prepaid $750.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. The contract was settled in July 2013. The total number of shares repurchased under this ASR was 19.2 million shares, at an average price per share of $39.13. The value of the ASR forward contract was determined to be $13.9 million, which has been recorded as additional paid-in capital.

Dividends

On May 21, 2013, we declared a cash dividend of $0.15 per common share, for which we paid an aggregate of $51.4 million on July 23, 2013. No dividends were declared or paid during the three months ended July 27, 2012. On August 14, 2013, we declared a cash dividend of $0.15 per share of common stock, payable on October 25, 2013 to holders of record as of the close of business on October 21, 2013. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Retained Earnings

A reconciliation of retained earnings for the three months ended July 26, 2013 is as follows (in millions):

Retained Earnings
Balance as of April 26, 2013	$2,896.8
Net income	81.6
Repurchases of common stock	(613.7)
Dividends	(51.4)

Balance as of July 26, 2013	$2,313.3

Accumulated comprehensive income (loss) and other comprehensive income

Changes in accumulated other comprehensive income (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 26, 2013	$2.0	$(5.7)	$11.4	$1.0	$8.7

Other comprehensive income (loss) (OCI) before reclassifications	(1.2)	0.1	(7.4)	(0.4)	(8.9)
Amounts reclassified from AOCI	0.0	0.0	(0.1)	(1.0)	(1.1)

Net OCI	(1.2)	0.1	(7.5)	(1.4)	(10.0)

Balance as of July 26, 2013	$0.8	$(5.6)	$3.9	$(0.4)	$(1.3)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
OCI Components	Amounts Reclassified from AOCI		Statements of Operations Location
Realized gains on available-for-sale securities	$(0.1)	$(0.1)	Other income, net
Realized gains on cash flow hedges	(1.0)	(4.5)	Net revenues

Total reclassifications	$(1.1)	$(4.6)

10.  Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. All contracts have a maturity of less than six months. The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 26, 2013	April 26, 2013
Cash Flow Hedges
Forward contracts purchased	$134.9	$108.4
Balance Sheet Contracts
Forward contracts sold	143.8	158.2
Forward contracts purchased	272.8	358.4

We have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 26, 2013 and April 26, 2013. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented.

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our condensed consolidated statements of operations is presented in the condensed consolidated statements of comprehensive income and Note 9.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
	Gain Recognized into Income
Foreign currency exchange forward contracts	$0.2	$15.9

11.  Restructuring and Other Charges

In May 2013, we initiated a business restructuring plan under which we realigned internal resources, resulting in a reduction of our global workforce of approximately 7%. Restructuring and other charges during the three months ended July 26, 2013 consisted primarily of employee severance-related costs.

Activities related to this plan for the three months ended July 26, 2013 were as follows (in millions):

Total
Gross charges	$48.4
Cash payments	(24.6)

Balance as of July 26, 2013	$23.8

The reserve balance as of July 26, 2013 is included in accrued compensation and related benefits in our condensed consolidated balance sheet.

12.  Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 26, 2013	July 27, 2012
Effective tax rates	11.6%	14.0%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

As of July 26, 2013, we had $194.3 million of unrecognized tax benefits, of which $138.4 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $124.1 million, including penalties and interest, would affect our provision for income taxes if recognized. During the three months ended July 26, 2013, there was a gross increase in our unrecognized tax benefits of $7.2 million for tax positions related to the current year, and a gross increase of $1.0 million and gross decrease, including settlements and statute lapses, of $3.5 million for tax positions related to prior years.

Our fiscal 2005 through 2007 income tax returns are currently under audit by the IRS. In September 2012, we reached a tentative agreement with the IRS field examination team on certain transfer pricing matters under appeals, and in July 2013, we received a revised Revenue Agent’s Report (RAR) from the IRS. We are currently in the process of preparing for the review of the revised RAR by certain higher authorities within the IRS and the Joint Committee on Taxation. In February 2012, the IRS commenced an examination of our fiscal 2008 through fiscal 2010 income tax returns. Our open years in U.S. federal jurisdictions are fiscal 2005 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. We are also currently under audit by the California Franchise Tax Board for our fiscal 2007 and 2008 income tax returns.

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

13.  Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
Numerator:
Net income	$81.6	$63.8
Denominator:
Shares used in basic computation	350.9	366.1
Dilutive potential shares related to employee equity award plans	6.9	4.9
Dilutive impact of assumed conversion of Convertible Notes	2.1	0.2

Shares used in diluted computation	359.9	371.2

Net Income per Share:
Basic	$0.23	$0.17

Diluted	$0.23	$0.17

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
Employee equity award plans	6.6	17.7

Dilutive shares do not include any effect resulting from warrants as their impact would have been anti-dilutive for all periods reported above.

14.  Segment, Geographic, and Significant Customer Information

We operate in one industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. We conduct business globally, and our sales and support activities are managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance. We do not allocate costs of revenues, research and development, sales and marketing, or general and administrative expenses to our geographic regions using this internal management system because management does not review operations or operating results, or make planning decisions, below the consolidated entity level.

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
Americas (United States, Canada and Latin America)	$858.5	$801.1
Europe, Middle East and Africa	448.0	439.3
Asia Pacific	209.7	204.2

Net revenues	$1,516.2	$1,444.6

Americas revenues consist of Americas commercial and U.S. public sector revenues. Sales to customers inside the United States comprised $772.8 million and $711.4 million of Americas net revenues during the three months ended July 26, 2013 and July 27, 2012, respectively. Sales to Germany were $146.7 million, or 10% of net revenues, for the three months ended July 27, 2012. During the three months ended July 26, 2013, sales to Germany were less than 10% of our net revenues. No other foreign country accounted for 10% or more of our net revenues for any period presented.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents, restricted cash and investments held in the United States and internationally in various foreign subsidiaries (in millions):

	July 26, 2013	April 26, 2013
United States	$1,368.5	$3,419.3
International	3,768.6	3,586.8

Total	$5,137.1	$7,006.1

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 26, 2013	April 26, 2013
United States	$1,071.0	$1,076.3
International	92.4	94.6

Total	$1,163.4	$1,170.9

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 26, 2013	July 27, 2012(1)
Arrow Electronics, Inc.	21%	17%
Avnet, Inc.	16%	14%

(1)	Net revenues for Arrow Electronics, Inc. for the three months ended July 27, 2012 have been corrected from 16% previously disclosed to 17%.

The following customers accounted for 10% or more of net accounts receivable:

	July 26, 2013	April 26, 2013
Arrow Electronics, Inc.	13%	16%
Avnet, Inc.	11%	14%

15.  Commitments and Contingencies

Operating Lease Commitments

As of July 26, 2013, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $217.1 million.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. As of July 26, 2013, we had $336.3 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product sales. As of July 26, 2013 and April 26, 2013, such liability amounted to $9.3 million and $9.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. As of July 26, 2013, we had $71.5 million in capital purchase commitments and $181.2 million in other purchase commitments.

Product Warranties

We provide customers a warranty on software of ninety days to five years and a warranty on hardware of one to five years. The following table summarizes our warranty reserves (in millions):

	Three Months Ended
	July 26, 2013	July 27, 2012
Beginning balance	$117.2	$83.1
Expense accrued during the period	24.0	23.7
Warranty costs incurred	(21.4)	(10.3)

Ending balance	$119.8	$96.5

Our warranty reserves were reported in our condensed consolidated balance sheets as follows (in millions):

	July 26, 2013	April 26, 2013
Other current liabilities	$81.8	$81.6
Other long-term liabilities	38.0	35.6

Total	$119.8	$117.2

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

The following schedule of financing guarantees represents the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue (in millions):

	July 26, 2013	April 26, 2013
Maximum guaranteed payment contingencies	$196.1	$182.4
Deferred revenue associated with financing guarantees	(180.8)	(168.6)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$15.3	$13.8

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of July 26, 2013 related to such matters as they are not probable and/or reasonably estimable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document includes:

•	our future financial and operating results;

•	our strategies;

•	our beliefs and objectives for future operations, research and development;

•	political, economic and industry trends;

•	expected timing of, and benefits from, product introductions, developments, enhancements and acceptance;

•	expected benefits from acquisitions and joint ventures, growth opportunities and investments;

•	expected outcomes from legal, regulatory and administrative proceedings;

•	our competitive position;

•	our short-term and long-term cash requirements, including without limitation, anticipated capital expenditures;

•	our anticipated tax rate;

•	the dilutive effect of our warrants on our earnings per share;

•	the repayment of our 2.00% Senior Notes due on December 15, 2017 and 3.25% Senior Notes due on December 15, 2022 (collectively referred to as the Senior Notes);

•	future uses of our cash, including, without limitation, the continuation of our stock repurchase and cash dividend programs.

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

•	our ability to grow direct and indirect sales and to efficiently provide global service and support;

•	the availability of acceptable financing to support our future cash requirements;

•	valuation and liquidity of our investment portfolio;

•	the results of our ongoing litigation, tax audits, government audits, inquiries and investigations; and

•	those factors discussed under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended
	July 26, 2013	July 27, 2012
Net revenues	$1,516.2	$1,444.6
Gross profit	$909.6	$850.1
Gross profit margin percentage	60.0%	58.8%
Income from operations	$96.9	$80.2
Income from operations as a percentage of net revenues	6.4%	5.6%
Net income	$81.6	$63.8
Diluted income per share	$0.23	$0.17
Operating cash flows	$285.8	$229.2

	July 26, 2013	April 26, 2013
Deferred revenue	$2,941.3	$3,009.5
Days sales outstanding (DSO)	32	42

1.75% Convertible Notes and Hedges

In June 2013, we settled our Convertible Notes. Upon conversion, we repaid the principal amount of $1.3 billion and issued an aggregate of 4.9 million shares of common stock for the excess of the conversion value over the principal amount of the Convertible Notes. Concurrently, we exercised our Convertible Note hedges, for which we received 3.9 million shares from the counterparties.

Dividends and Stock Repurchase Program Activity

In May 2013, our Board of Directors approved a $1.6 billion increase to our stock repurchase program under which during the three months ended July 27, 2013 we repurchased 21.7 million shares of our common stock at an average price of $39.20 per share, for $849.5 million. We also declared a quarterly cash dividend of $0.15 per share of common stock, for which we paid an aggregate of $51.4 million in the same period.

Restructuring and other charges

In May 2013, we initiated a business restructuring plan under which we realigned internal resources resulting in a reduction of our global workforce by approximately 7% and recognized $48.4 million of employee severance costs in the three months ended July 26, 2013.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material.

The summary of significant accounting policies is included in under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

New Accounting Standards

See Note 3 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 26, 2013	July 27, 2012
Revenues:
Product	61.4%	62.2%
Software entitlements and maintenance	15.1	15.1
Service	23.5	22.7

Net revenues	100.0	100.0
Cost of revenues:
Cost of product	29.7	31.3
Cost of software entitlements and maintenance	0.5	0.5
Cost of service	9.8	9.4

Gross profit	60.0	58.8

Operating expenses:
Sales and marketing	30.9	33.4
Research and development	15.0	15.3
General and administrative	4.5	4.5
Restructuring and other charges	3.2	—

Total operating expenses	53.6	53.2

Income from operations	6.4	5.6
Other expense, net	(0.3)	(0.5)

Income before income taxes	6.1	5.1
Provision for income taxes	0.7	0.7

Net income	5.4%	4.4%

Discussion and Analysis of Results of Operations

Overview

Net revenues for the three months ended July 26, 2013 were $1,516.2 million, up $71.6 million, or 5%, compared to the prior year. The increases were due primarily to increases in product and hardware maintenance contracts revenues.

Gross profit as a percentage of revenue increased 1% during the three months ended July 26, 2013 compared to the prior year, primarily due to pricing, higher capacity, changes in average selling prices (ASPs), changes in mix and lower OEM revenues.

Sales and marketing, research and development, and general and administrative expenses for the three months ended July 26, 2013 totaled $764.3 million, down 1%, compared to the prior year, reflecting cost control programs implemented in fiscal 2014.

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Net revenues	$1,516.2	$1,444.6	5%

The increase in net revenues for the three months ended July 26, 2013 was primarily due to an increase in product revenues of $32.8 million and an increase in service revenues of $28.8 million. Product revenues comprised 61% of net revenues for the three months ended July 26, 2013 compared to 62% of net revenues for the three months ended July 27, 2012.

Sales through our indirect channels represented 80% of net revenues for the three months ended July 26, 2013, compared to 78% of net revenues for the three months ended July 27, 2012. Included in indirect channel sales were $166.5 million of OEM revenue during the three months ended July 26, 2013 compared to $208.9 million during the three months ended July 27, 2012.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended
	July 26, 2013	July 27, 2012 (1)

Arrow Electronics, Inc.	21%	17%
Avnet, Inc.	16%	14%

(1)	Net revenues for Arrow Electronics, Inc. for the three months ended July 27, 2012 have been corrected from 16% previously disclosed to 17%.

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Product revenues	$930.8	$898.0	4%

Product revenues consist of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $537.0 million increased by $71.1 million, or 15%, during the three months ended July 26, 2013 compared to the same period in the prior year, due to revenue increases across all platforms, with the largest increase in the 6000 series systems. Total configured systems unit volume increased 9% and ASPs increased across all platforms during the three months ended July 26, 2013 compared to the prior year due to favorable product mix.

Non-configured product revenues of $393.9 million decreased $38.3 million, or 9%, during the three months ended July 26, 2013 compared to the same period in the prior year. This decrease was primarily due to lower revenue from non-configured OEM products, which declined 22%.

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

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Software entitlements and maintenance revenues	$228.5	$218.5	5%

SEM contracts entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases.

The increase in SEM revenues was due to increases in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Service revenues	$356.9	$328.1	9%

Service revenues include hardware maintenance, professional services and educational and training services.

Hardware maintenance contract revenues comprised 77% of service revenues for the three months ended July 26, 2013 and 71% for the same period in the prior year. These revenues increased $39.5 million, or 17%, during the three months ended July 26, 2013, compared to the prior year, as a result of increases in the installed base and aggregate contract values under service contracts. Professional services and educational and training services comprised 23% of service revenues for the three months ended July 26, 2013 and 29% of service revenues for the three months ended July 27, 2012.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Americas (United States, Canada and Latin America)	$858.5	$801.1	7%
Europe, Middle East and Africa (EMEA)	448.0	439.3	2%
Asia Pacific	209.7	204.2	3%

Net revenues	$1,516.2	$1,444.6

Americas revenues consist of Americas commercial and U.S. public sector revenues. Sales to customers inside the United States comprised 90% and 89% of Americas net revenues during the three months ended July 26, 2013 and July 27, 2012, respectively. Americas sales as a percentage of net revenues was up 2% from the same period in the prior year due primarily to strength in the Americas commercial revenues. Sales to Germany were $146.7 million, or 10% of net revenues, for the three months ended July 27, 2012. During the three months ended July 26, 2013, sales to Germany were less than 10% of our net revenues. No other foreign country accounted for 10% or more of our net revenues for any period presented.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Cost of product revenues	$449.9	$452.2	(1)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Materials cost	1
Excess and obsolete inventory	(2)

Total change	(1)

Cost of product revenues represented 48% of product revenues for the three months ended July 26, 2013, compared to 50% for the three months ended July 27, 2012.

Materials cost represented 83% and 81% of product costs for the three months ended July 26, 2013 and July 27, 2012, respectively, and increased $4.7 million from the prior year due to a 9% volume increase in configured systems, a change in mix of configured systems towards higher cost 6000 series systems and a favorable configuration mix within branded series platforms resulting in an overall increase in average unit materials cost. Cost of product revenues were favorably impacted by a $9.1 million decrease in inventory write-downs for the three months ended July 26, 2013 compared to the same period in the prior year.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Cost of software entitlements and maintenance revenues	$7.5	$6.6	14%

Cost of SEM revenues represented 3% of SEM revenues for all periods presented. Cost of SEM revenues increases are primarily due to higher volume subject to royalty costs.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Cost of service revenues	$149.2	$135.7	10%

Costs represented 42% and 41% of service revenues for the three months ended July 26, 2013 and July 27, 2012, respectively. Cost of service revenues increases are primarily due to increases in service contractor costs.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation costs and employee incentive compensation plan costs.

Compensation costs included in operating expenses increased $1.3 million, or less than 1%, for the three months ended July 26, 2013 compared to the prior year, primarily due to:

(i) an increase in salaries, benefits and other compensation-related costs of $10.9 million due to increases in average headcount;

(ii) substantially offset by a decrease in stock-based compensation expense of $10.8 million related to the reset of the employee stock purchase plan (ESPP) offering in June 2012.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Sales and marketing expenses	$467.8	$482.9	(3)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. Sales and marketing expenses decreased due to the following:

Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Compensation costs	(1)
Outside services	(1)
Amortization	(1)

Total change	(3)

The decrease in compensation costs during the three months ended July 26, 2013 is primarily due to lower stock-based compensation expense, partially offset by higher salaries resulting from an increase of 3% in average sales and marketing headcount compared to the prior year. The decrease in outside services reflects lower spending for third party sales support. Amortization expense during the three months ended July 27, 2013 decreased due to certain intangible assets becoming fully amortized during the period.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Research and development expenses	$228.1	$221.4	3%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Research and development expense increased due to the following:

Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Compensation costs	3
Depreciation	2
Other	(2)

Total change	3

The increase in compensation costs during the three months ended July 27, 2013 is primarily due to higher salaries and benefits, resulting from an increase of 2% in average engineering headcount compared to the prior year, partially offset by lower stock-based compensation expense compared to the prior year. Depreciation expense increased during fiscal 2013 due to higher levels of investment in engineering equipment.

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

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
General and administrative expenses	$68.4	$65.6	4%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expense increased due to the following:

Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Compensation costs	2
Outside services	3
Other	(1)

Total change	4

The increase in compensation costs for the three months ended July 26, 2013 is primarily due to higher salaries and incentive plan compensation expense resulting from an increase of 5% in average general and administrative headcount compared to the prior year. The increase in outside services during the three months ended July 26, 2013 reflect higher spending on contractors and professional services.

Restructuring and other charges (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Restructuring and other charges	$48.4	—	NM

NM - Not Meaningful

In May 2013, we initiated a business restructuring plan under which we realigned internal resources resulting in a reduction of our global workforce by approximately 7%. As a result, we recognized $48.4 million of employee severance costs in connection with the plan in the three months ended July 26, 2013. We do not anticipate incurring a significant amount of future expenses related to this plan.

Other Expense, Net

Interest Income (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Interest income	$10.0	$10.8	(7)%

The decrease in interest income was primarily due to a decrease in our investment portfolio as a result of the liquidation of some of our investments to repay our Convertible Notes and to support our stock repurchase activities.

Interest Expense (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Interest expense	$(16.5)	$(19.9)	(17)%

During the three months ended July 26, 2013 and July 27, 2012, we recognized non-cash interest expense from the amortization of debt discount and issuance costs relating to our debt of $8.2 million and $14.3 million, respectively. The coupon interest expense related to our debt was $8.3 million and $5.4 million for the three months ended July 26, 2013 and July 27, 2012, respectively. Total interest expense related to the Convertible Notes and the Senior Notes was $10.2 million and $6.3 million, respectively, for the three months ended July 26, 2013. Total interest expense related to the Convertible Notes was $19.7 million for the three months ended July 27, 2012. The decrease in interest expense reflects the maturity of our Convertible Notes in June 2013.

Other Income, Net (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Other income, net	$1.9	$3.1	(39)%

The decrease in other income, net for the three months ended July 26, 2013 compared to the prior period is primarily due to lower net foreign exchange gains.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 26, 2013	July 27, 2012	% Change
Provision for income taxes	$10.7	$10.4	3%

Our effective tax rate for the three months ended July 26, 2013 was 11.6% compared to an effective tax rate of 14.0% for the three months ended July 27, 2012. Our effective tax rate reflects our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates during the three months ended July 26, 2013 and July 27, 2012 were favorably impacted by the geographic mix of profits.

Our provision for income taxes increased for the three months ended July 26, 2013 compared to the three months ended July 27, 2012 as a result of higher pre-tax income. Our effective tax rate decreased for the three months ended July 26, 2013 compared to the prior year primarily as a result of a higher discrete tax benefit from equity awards.

We continue to monitor the progress of various ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions, as further discussed in Note 12 of the accompanying condensed consolidated financial statements.

As of July 26, 2013, we had $194.3 million of unrecognized tax benefits, of which $138.4 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $124.1 million, including penalties and interest, would affect our provision for income taxes if recognized. During the three months ended July 26, 2013, there was a gross increase in our unrecognized tax benefits of $7.2 million for tax positions related to the current year, and a gross increase of $1.0 million and gross decrease, including settlements and statute lapses, of $3.5 million for tax positions related to prior years.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 26, 2013.

Liquidity, Capital Resources and Cash Requirements

($ in Millions)	July 26, 2013	April 26, 2013
Cash and cash equivalents and short-term investments	$5,084.0	$6,952.6
Current portion of principal amount of Convertible Notes	—	1,264.9
Principal amount of Senior Notes	1,000.0	1,000.0
Debt as a % of stockholders’ equity	25%	48%

The following is a summary of our cash flows:

	Three Months Ended
(In Millions)	July 26, 2013	July 27, 2012
Net cash provided by operating activities	$285.8	$229.2
Net cash provided by (used in) investing activities	325.9	(126.7)
Net cash used in financing activities	(2,084.7)	(112.1)
Effect of exchange rate changes on cash and cash equivalents	(7.3)	(10.8)

Net decrease in cash and cash equivalents	$(1,480.3)	$(20.4)

Cash Flows

As of July 26, 2013, our cash, cash equivalents and short-term investments decreased by $1.9 billion from April 26, 2013, to $5.1 billion. The decrease was primarily due to the repayment of the principal amount of our Convertible Notes of $1.3 billion and $0.8 billion in cash paid for the repurchase of our common stock, partially offset by $0.3 billion of cash provided by operating activities and $0.4 billion from maturities and sales of investments, net of purchases. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of July 26, 2013 decreased to 32 days, compared to 42 days as of April 26, 2013, primarily due to improvements in shipment linearity in which a lesser proportion of the shipments was made in the latter part of the first quarter of fiscal 2014, compared with the fourth quarter of fiscal 2013. Working capital decreased by $0.7 billion to $3.9 billion as of July 26, 2013 as a result of a decrease of $2.2 billion in current assets, primarily due to the net decrease in cash, cash equivalents and short-term investments, partially offset by a decrease of $1.5 billion in current liabilities, primarily due to the maturity of our Convertible Notes.

Cash Flows from Operating Activities

During the three months ended July 26, 2013, we generated cash from operating activities of $285.8 million. The primary sources of cash from operating activities during the three months ended July 26, 2013 consisted of net income of $81.6 million, adjusted by depreciation and amortization of $85.9 million and stock-based compensation of $66.3 million.

Changes in assets and liabilities as of July 26, 2013 included the following:

•	Accounts receivable decreased due to higher collections compared to the same period in the prior year resulting from improvements in shipping linearity.

•	Accrued compensation and related benefits decreased due to employee payouts related to fiscal year 2013 commissions and incentive compensation plans, partially offset by accrued restructuring charges.

•	Deferred revenue decreased due to a seasonal decrease in service contract activities.

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

Cash Flows from Investing Activities

During the three months ended July 26, 2013, we generated $390.0 million from maturities and sales of investments, net of purchases and paid $65.3 million for capital expenditures.

Cash Flows from Financing Activities

During the three months ended July 26, 2013, we used $1.3 billion for the principal repayment of our Convertible Notes and used $0.8 billion for the repurchase of 21.7 million shares of our common stock.

Liquidity

Our principal sources of liquidity as of July 26, 2013 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	July 26, 2013	April 26, 2013
Cash and cash equivalents	$1,796.8	$3,277.1
Short-term investments	3,287.2	3,675.5

Total	$5,084.0	$6,952.6

As of July 26, 2013, $1.4 billion of cash, cash equivalents and short-term investments were held in the United States, while $3.7 billion was held in foreign countries. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal and state income taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state net operating loss and tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the United States, and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of cash will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. We anticipate the cash used for future dividends and share repurchases will come from our domestic cash and cash generated from ongoing domestic operating activities. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

Our investment portfolio, including auction rate securities, has been and will continue to be exposed to market risk due to trends in the credit and capital markets. We continue to closely monitor current economic and market events to minimize the market risk on our investment portfolio. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity of these investments will impact our ability to fund working capital needs, capital expenditures, acquisitions, debt obligations or other cash requirements. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our investments in Greece, Italy, Portugal, and Spain are individually and collectively not material.

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 26, 2013 (in millions):

2.00% Senior Notes Due 2017	$750.0
3.25% Senior Notes Due 2022	250.0

Total	$1,000.0

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 of the accompanying condensed consolidated financial statements.

Credit Facility

We have an unsecured $250.0 million five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. As of July 26, 2013, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in North Carolina, California and India and other locations worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. Our capital expenditures were $65.3 million during the three months ended July 26, 2013. We anticipate capital expenditures for the remainder of fiscal 2014 to be between $125.0 million and $175.0 million.

Dividends and Share Repurchase Program

In August 2013, we declared a cash dividend of $0.15 per share of common stock, payable on October 25, 2013 to holders of record as of the close of business on October 21, 2013.

As of July 26, 2013, our Board of Directors had authorized the repurchase of up to $7.1 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. As of July 26, 2013, the remaining authorized amount for stock repurchases under this program was $2.2 billion with no termination date. We plan to complete the program within the next three years including planned repurchases of $1.2 billion by May 2014, of which $0.2 billion is planned to be completed by September 2013.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of July 26, 2013, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $217.1 million.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. As of July 26, 2013, we had $336.3 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product sales. As of July 26, 2013 and April 26, 2013, such liability amounted to $9.3 million and $9.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of July 26, 2013, we had $71.5 million in capital purchase commitments and $181.2 million in other purchase commitments.

Unrecognized Tax Benefits

As of July 26, 2013, our liability for uncertain tax positions was $141.4 million, including interest and penalties. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 15 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of July 26, 2013, our financial guarantees of $10.1 million that were not recorded on our consolidated balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

In the ordinary course of business, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. During the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of July 26, 2013, the maximum guaranteed payment contingencies under our financing arrangements totaled $196.1 million and the related deferred revenue totaled $180.8 million.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of July 26, 2013, we had debt investments of $3.3 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government agency securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of July 26, 2013 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $37 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities (ARS) due to uncertainties in the credit and capital markets. As of July 26, 2013, our holdings in these securities had a par value of $44.9 million and an estimated fair value of $42.2 million. The fair value of our ARS may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our ARS. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in the estimated fair value.

Debt — As of July 26, 2013, we have outstanding $1.0 billion aggregate principal amount of our Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 of the accompanying consolidated financial statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250.0 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of July 26, 2013, no amounts were outstanding under the credit facility.

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

The following table provides information about our U.S. dollar equivalent foreign currency exchange forward contracts outstanding on July 26, 2013 and April 26, 2013 (in millions):

	July 26, 2013	April 26, 2013
	Notional Contract Amount	Notional Contract Amount
Forward contracts sold	$143.8	$158.2
Forward contracts purchased	407.7	466.8

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 26, 2013, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

The following risk factors and other information included elsewhere in this Quarterly Report on Form 10-Q should be considered and understood in the context of the following risk factors, which describe circumstances that may materially harm our future business, operating results or financial condition. The following discussion reflects our current judgment regarding the most significant risks we face. These risks can and will change in the future.

Continuing uncertain economic conditions restrict our visibility and may harm our operating results.

The continuing global economic uncertainty and related political and fiscal challenges in the U.S. and abroad (particularly the Eurozone) due to the debt and fiscal crises of recent years have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage, and networking industries at large, as well as the information technology (IT) market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, affecting all participants in our industry, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Moreover, a significant portion of our sales are to Eurozone customers and, accordingly, we are particularly sensitive to developments in that region. Additionally, fiscal restraints have caused, and may in the future again cause, governments to defer purchases in response to tighter budgets. Consequently, we expect these concerns to challenge our business for the foreseeable future, and potentially cause harm to our operating results and could result in failure to meet our forecasted financial expectations.

When and if the current macroeconomic challenges are resolved, we expect the risk of economic uncertainty to continue, with the potential to restrict our visibility and harm our operating results.

Our business may be harmed if growth in the storage market declines.

Our industry has experienced significant historical growth due to the continuing increase in the demand for storage by consumers, enterprises and government bodies around the world, and our customers’ purchases of storage solutions to address this demand. While IT spending has fluctuated periodically due to technology transitions and changing economic and business environments, overall growth in demand for storage has continued. Recent technology trends, such as the emergence of hosted (or “cloud”) storage, software as a service (SaaS) and mobile data access, are driving significant changes in storage architectures and solution requirements. The impact of these trends on overall long-term growth patterns is uncertain. Nevertheless, if the general level of historic industry growth, or if the growth of the specific markets in which we compete, were to decline, our business and results of operations could suffer.

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

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers, with a corresponding variety of sales cycles. In addition, the majority of our sales are made indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. During the three months ended July 26, 2013, revenues generated from sales through our indirect channel accounted for 80% of net revenues. This structure significantly complicates our ability to forecast future revenue, particularly within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area could harm our operating results, as qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken or if they fail to comply with legal or regulatory requirements, our business and operating results could be harmed.

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

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and consolidation. We compete with many companies in the markets we serve. Over the last decade, the expansion of market opportunities by large, broad-portfolio technology companies, by vertical integration of storage products, technologies and services, such as the acquisition of Sun Microsystems by Oracle, and through internal and external storage-related corporate initiatives, by companies such as HP, Dell and IBM, has increased the number of large, diversified technology companies with which we compete. Accordingly, many of our key competitors have greater financial resources and offer a broad portfolio of IT products and services (full-stack vendors). These competitors typically maintain broad and deep relationships with customers and partners across a diverse portfolio of products and services. They may also be able to offer lower pricing (or other preferred terms) on storage system products due to these broader relationships. We believe further storage market expansion by large, diversified technology companies, in addition to any future industry consolidation, may result in stronger competitors that are better able to compete for customers as sole-source vendors. In addition, current and potential competitors have established or may establish strategic alliances among themselves or with third parties, including some of our partners. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors. Competitive pressures we face could harm our business and operating results. A detailed description of storage and software products we compete with is identified in the Business Section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 2013.

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

We have OEM relationships with several companies, which collectively accounted for 11% of our net revenue during the three months ended July 26, 2013. These OEMs market and sell their branded solutions based on our unified solutions, as well as associated software offerings. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. We also compete with some of our OEMs, further complicating our relationships with them. Therefore, our relationships with these OEMs may not continue to generate significant revenues. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products; nor do we control their pricing.

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

For the three months ended July 26, 2013, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for 21% and 16%, respectively, of our net revenues. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

Reduced U.S. government demand could materially harm our business and operating results. In addition, we could be harmed by claims that we have or a channel partner has failed to comply with regulatory and contractual requirements applicable to sales to the U.S. government.

The U.S. government has become an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Recent and continued uncertainty regarding the U.S. budget and debt levels has increased demand uncertainty for our products. If the U.S. government or an individual agency or multiple agencies within the U.S. government reduce or shift their capital IT spending patterns, our revenues and operating results may be harmed.

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

Our growth strategy includes developing and maintaining strategic partnerships with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. A detailed description of these partnership relationships is identified in the Business Section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 2013. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage and data management market. However, there is intense competition for attractive strategic partners, and these relationships may not be exclusive, may not generate significant revenues and may terminate on short notice. For instance some of our partners are also partnering with our competitors, which may increase the availability of competing solutions and harm our ability to grow our relationships with those partners. Moreover, some of our partners, particularly large, more diversified technology companies, are also competitors, complicating our relationships. If we are unable to establish new partnerships or maintain existing partnerships, if our strategic partners favor their relationships with other vendors in the storage industry or if our strategic partners increasingly compete with us, we could experience lower than expected revenues, suffer delays in product development, or experience other harm to our operating results and business.

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

We are currently devoting considerable effort and resources to develop, introduce and gain customer acceptance for our clustered Data ONTAP-based products (cDOT). cDOT is our next generation storage operating system for our core products and represents a fundamental and revolutionary change to our solution architecture. Over time, our goal is to replace our existing technology Data ONTAP 7-Mode with cDOT and, consequently, we anticipate that a majority of our revenues will ultimately derive from cDOT. We face considerable challenges as we develop and market cDOT, including, without limitation, cost and complexity associated with migrating customer data and applications from legacy systems to cDOT-based systems, developing some features for cDOT currently available with Data ONTAP 7 and potentially required by our customers, and maintaining service, support and customer relationships as we replace Data ONTAP-7 with cDOT.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. For the three months ended July 26, 2013, our international revenues accounted for 49% of our total revenues. In addition, a substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by factors affecting our international operations, but not experienced in the U.S., including, among other things, local political or economic conditions, trade protection and export and import requirements, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial position.

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

We are currently undergoing income tax audits in the U.S. and several foreign tax jurisdictions, as described in Note 12 to our consolidated financial statements. The rights to some of our intellectual property (IP) are owned by certain of our foreign subsidiaries, and payments are made between U.S. and foreign tax jurisdictions relating to the use of this IP in a qualified cost sharing arrangement. In recent years, several other U.S. companies have had their foreign IP arrangements challenged as part of Internal Revenue Service (IRS) examinations, which have resulted in material proposed assessments and/or litigation with respect to those companies.

If the ultimate determination of income taxes or at-source withholding taxes assessed under the current IRS audits or under audits being conducted in any of the other tax jurisdictions in which we operate results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

Our international operations currently benefit from a tax ruling concluded in the Netherlands which expires on April 30, 2015 and results in a lower level of earnings subject to tax in the Netherlands. If we are unable to negotiate a similar tax ruling upon expiration of the current ruling, our effective tax rate could increase and our operating results could be adversely affected. Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results as a whole. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations and how the operations are managed and structured. The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate.

Future issuances of common stock related to our warrants and employee equity awards may adversely affect the trading price of our common stock.

Any new issuance of equity securities, including the issuance of shares upon the exercise of our outstanding warrants or shares issued in connection with employee equity awards could dilute the interests of our then-existing stockholders, and could substantially decrease the trading price of our common stock. In addition, any sales in the public market of any common stock issuable upon such conversion or the exercise of warrants could adversely affect prevailing market prices of our common stock.

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

As of July 26, 2013, $3.7 billion of cash, cash equivalents and short-term investments was held in foreign countries. Under current law, dividend repatriation of any of this cash would trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities; and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted.

If we default under our significant debt obligations, including our Senior Notes, our business, results of operations and financial condition will be harmed. Moreover, covenants associated with our Senior Notes may unduly restrict our business.

We have Senior Notes outstanding in an aggregate principal amount of $1.0 billion that mature at specific dates in calendar 2017 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250.0 million, under which we had no borrowings outstanding as of July 26, 2013. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, results of operations and financial condition will be harmed.

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

We may undertake cost savings initiatives in response to changes in market conditions and market demand for our products. These initiatives may include restructuring, disposing of, and/or otherwise discontinuing certain products, or both. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. These charges would harm our operating results. We have previously recognized restructuring and other charges associated with these activities including $48.4 million of restructuring charges recognized in the three months ended July 26, 2013. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the same.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers. Competition for qualified employees, particularly in Silicon Valley, is intense. The loss of the services of a significant number of our employees, particularly our engineers, salespeople and key managers, could be disruptive to our development efforts or business relationships and could materially and adversely affect our operating results. Equity grants are a critical component of our current compensation programs. If we reduce, modify or eliminate our equity programs, due to increased shareholder activism, heightened focus on corporate compensation practices, or increased scrutiny of the dilutive effects of such programs, we may have difficulty attracting and retaining critical employees.

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

We store and transmit sensitive and proprietary data related to our employees, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and Internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personally identifiable information. Security breaches could result in unauthorized access to, or loss or unauthorized disclosure of, such information, litigation, indemnity obligations, government investigations and other possible liabilities, as well as negative publicity, which could damage our reputation. Additionally, our clients and customers use our platforms for the transmission and storage of sensitive data. We do not regularly monitor or review the information or content that our clients and their customers upload and store, and, therefore, we have no direct control over the substance of the information or content stored within our platforms. Therefore, if employees, clients, partners or their respective customers use our platforms for the transmission or storage of personally identifiable or other sensitive information and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 26, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 27, 2013 - May 24, 2013	—	$—	137,025	$3,006.3
May 25, 2013 - June 21, 2013	18,746	$40.01	155,771	2,256.3
June 22, 2013 - July 26, 2013	2,922	$34.04	158,693	2,156.8

Total	21,668	$39.20	158,693	2,156.8

(1)

As of July 26, 2013, our Board of Directors had authorized the repurchase of up to $7.1 billion of our common stock under a stock repurchase program, including an increase of $1.6 billion approved by our Board of Directors in May 2013. Since the May 13, 2003 inception of this program through July 26, 2013, we repurchased a total of 158.7 million shares of our common stock at an average price of $31.30 per share, for an aggregate purchase price of $5.0 billion. As of July 26, 2013, the remaining authorized amount for stock repurchases under this program was $2.2 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

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

NETAPP, INC.
(Registrant)

/s/ NICHOLAS R. NOVIELLO
Nicholas R. Noviello
Executive Vice President and
Chief Financial Officer

Dated: August 29, 2013

EXHIBIT INDEX

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Company, as amended.	10-K	000-27130	3.1	June 24, 2008

3.2	Bylaws of the Company, as amended.	10-Q	000-27130	3.2	December 6, 2010

10.1	Collared Accelerated Share Repurchase Transaction, dated as of June 5, 2013, by and between the Company and Goldman, Sachs & Co.	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—