Form 10-Q
period 2013-10-25
NetApp, Inc.
filed 2013-11-26
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2013

or

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

As of November 18, 2013, there were 340,818,219 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 25, 2013	April 26, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,260.5	$3,277.1
Short-term investments	3,012.2	3,675.5
Accounts receivable, net of allowances of $2.4 million and $4.2 million as of October 25, 2013 and April 26, 2013, respectively	590.4	800.9
Inventories	115.9	139.5
Other current assets	441.0	525.2

Total current assets	6,420.0	8,418.2
Property and equipment, net	1,142.9	1,170.9
Goodwill	988.1	988.1
Purchased intangible assets, net	150.9	180.6
Other non-current assets	495.5	484.6

Total assets	$9,197.4	$11,242.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223.8	$259.7
Accrued compensation and related benefits	306.7	348.0
Other current liabilities	352.4	401.8
Current portion of long-term debt	0.0	1,257.8
Short-term deferred revenue	1,525.8	1,563.3

Total current liabilities	2,408.7	3,830.6
Long-term debt	995.0	994.6
Other long-term liabilities	267.2	253.5
Long-term deferred revenue	1,406.1	1,446.2

Total liabilities	5,077.0	6,524.9

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value, (341.8 and 460.9 shares issued as of October 25, 2013 and April 26, 2013, respectively)	0.3	0.5
Additional paid-in capital	3,998.3	4,738.9
Treasury stock, at cost (no shares and 104.3 shares as of October 25, 2013 and April 26, 2013, respectively)	0.0	(2,927.4)
Retained earnings	115.5	2,896.8
Accumulated other comprehensive income	6.3	8.7

Total stockholders’ equity	4,120.4	4,717.5

Total liabilities and stockholders’ equity	$9,197.4	$11,242.4

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Revenues:
Product	$955.3	$995.8	$1,886.1	$1,893.8
Software entitlements and maintenance	231.8	219.4	460.3	437.9
Service	362.8	326.0	719.7	654.1

Net revenues	1,549.9	1,541.2	3,066.1	2,985.8

Cost of revenues:
Cost of product	423.3	477.3	873.2	929.5
Cost of software entitlements and maintenance	7.5	7.0	15.0	13.6
Cost of service	153.9	143.0	303.1	278.7

Total cost of revenues	584.7	627.3	1,191.3	1,221.8

Gross profit	965.2	913.9	1,874.8	1,764.0

Operating expenses:
Sales and marketing	479.5	488.2	947.3	971.1
Research and development	228.2	223.8	456.3	445.2
General and administrative	69.5	66.6	137.9	132.2
Restructuring and other charges	1.1	0.0	49.5	0.0

Total operating expenses	778.3	778.6	1,591.0	1,548.5

Income from operations	186.9	135.3	283.8	215.5
Other income (expense), net:
Interest income	8.5	11.0	18.5	21.8
Interest expense	(6.5)	(19.8)	(23.0)	(39.7)
Other income, net	3.3	1.2	5.2	4.3

Total other income (expense), net	5.3	(7.6)	0.7	(13.6)

Income before income taxes	192.2	127.7	284.5	201.9
Provision for income taxes	25.4	18.1	36.1	28.5

Net income	$166.8	$109.6	$248.4	$173.4

Net income per share:
Basic	$0.49	$0.30	$0.72	$0.48

Diluted	$0.48	$0.30	$0.70	$0.47

Shares used in net income per share calculations:
Basic	340.7	362.0	345.8	364.1

Diluted	349.1	368.2	354.5	369.7

Cash dividends declared per share	$0.15	$0.00	$0.30	$0.00

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Net income	$166.8	$109.6	$248.4	$173.4

Other comprehensive income (loss):
Foreign currency translation adjustments	4.8	3.6	3.6	(1.6)
Defined benefit obligation adjustments	0.1	0.1	0.2	0.2
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	4.4	2.5	(4.0)	6.6
Income tax effect on unrealized holding gains (losses)	0.0	0.2	1.0	(0.3)
Reclassification adjustments for gains included in net income	(1.0)	(0.5)	(1.1)	(0.6)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(3.1)	(5.5)	(3.5)	0.9
Reclassification adjustments for (gains) losses included in net income	2.4	2.6	1.4	(1.9)

Other comprehensive income (loss)	7.6	3.0	(2.4)	3.3

Comprehensive income	$174.4	$112.6	$246.0	$176.7

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 25, 2013	October 26, 2012
Cash flows from operating activities:
Net income	$248.4	$173.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168.4	169.1
Stock-based compensation	133.9	144.2
Accretion of discount and issuance costs on debt	8.8	28.7
Deferred income taxes	(8.4)	(50.0)
Excess tax benefit from stock-based compensation	(9.5)	(43.6)
Other non-cash items, net	(16.5)	38.3
Changes in assets and liabilities:
Accounts receivable	209.3	212.9
Inventories	23.6	(51.7)
Other operating assets	92.9	(16.9)
Accounts payable	(40.8)	13.9
Accrued compensation and other current liabilities	(102.4)	(15.9)
Deferred revenue	(67.6)	(42.6)
Other operating liabilities	8.2	5.8

Net cash provided by operating activities	648.3	565.6

Cash flows from investing activities:
Purchases of investments	(476.1)	(1,243.0)
Maturities, sales and collections of investments	1,148.2	1,336.4
Purchases of property and equipment	(107.5)	(129.0)
Other investing activities, net	3.4	2.8

Net cash provided by (used in) investing activities	568.0	(32.8)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	123.9	45.1
Repurchase of common stock and forward contract	(1,000.0)	(348.3)
Excess tax benefit from stock-based compensation	9.5	43.6
Repayment of long-term debt	(1,264.9)	0.0
Dividends paid	(102.7)	0.0
Other financing activities, net	(5.7)	(0.3)

Net cash used in financing activities	(2,239.9)	(259.9)

Effect of exchange rate changes on cash and cash equivalents	7.0	(5.9)
Net increase (decrease) in cash and cash equivalents	(1,016.6)	267.0
Cash and cash equivalents:
Beginning of period	3,277.1	1,549.8

End of period	$2,260.5	$1,816.8

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

2.  Condensed Consolidated Financial Statements

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. The first and second quarters of fiscal 2014 and 2013 were each 13-week periods.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 26, 2013 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 2013. The results of operations for the three and six months ended October 25, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

3.  Significant Accounting Policies

There have been no significant changes in our significant accounting policies as of and for the six months ended October 25, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013.

Recent Accounting Standards Not Yet Effective — In July 2013, the Financial Accounting Standards Board issued an accounting standard update providing presentation requirements for unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a similar tax credit carryforward exists. This accounting standard update will be effective for us beginning in our first quarter of fiscal 2015 and is not expected to have a significant impact on our consolidated financial statements.

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

4.  Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Six Months Ended
	October 25, 2013	October 26, 2012
Non-cash Investing and Financing Activities:
Reclassification of equity component of Convertible Notes	$0.0	$62.6
Acquisition of property and equipment outstanding in accounts payable	$27.1	$20.0
Acquisition of software through long-term financing	$11.4	$0.8
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$26.5	$26.5
Interest paid, net of capitalized interest	$23.2	$11.3

5.  Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	October 25, 2013			April 26, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$283.0	$(134.0)	$149.0	$312.4	$(134.9)	$177.5
Customer contracts/relationships	9.6	(8.7)	0.9	54.7	(53.1)	1.6
Trademarks and trade names	2.9	(2.2)	0.7	9.9	(8.9)	1.0
Covenants not to compete	1.6	(1.3)	0.3	2.2	(1.7)	0.5

Total purchased intangible assets	$297.1	$(146.2)	$150.9	$379.2	$(198.6)	$180.6

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012	Statements of Operations Classifications
Developed technology	$14.3	$14.0	$28.6	$27.9	Cost of revenues
Customer contracts/relationships	0.3	6.3	0.7	12.6	Operating expenses
Trademarks and trade names	0.1	1.0	0.2	2.0	Operating expenses
Covenants not to compete	0.2	0.2	0.3	0.4	Operating expenses

	$14.9	$21.5	$29.8	$42.9

As of October 25, 2013, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2014	$29.5
2015	57.8
2016	53.6
2017	6.7
2018	3.3

Total	$150.9

6.  Balance Sheet Details

Cash and cash equivalents (in millions):

	October 25, 2013	April 26, 2013
Cash	$2,088.8	$1,634.7
Cash equivalents	171.7	1,642.4

Cash and cash equivalents	$2,260.5	$3,277.1

Inventories (in millions):

	October 25, 2013	April 26, 2013
Purchased components	$10.8	$16.3
Finished goods	105.1	123.2

Inventories	$115.9	$139.5

Other current assets (in millions):

	October 25, 2013	April 26, 2013
Prepaid expenses and other current assets	$192.3	$262.6
Short-term restricted cash	7.7	8.9
Deferred tax assets	241.0	253.7

Other current assets	$441.0	$525.2

Property and equipment, net (in millions):

	October 25, 2013	April 26, 2013
Land and land improvements	$265.7	$265.5
Buildings and building improvements	540.8	534.8
Leasehold improvements	101.8	100.3
Computer, production, engineering and other equipment	747.8	714.0
Software	430.1	422.6
Furniture and fixtures	84.9	82.2
Construction-in-progress	39.6	19.9

	2,210.7	2,139.3
Accumulated depreciation and amortization	(1,067.8)	(968.4)

Property and equipment, net	$1,142.9	$1,170.9

Software includes capitalized internal-use software development costs with a net book value as follows (in millions):

	October 25, 2013	April 26, 2013
Computer software	$138.6	$162.5

Other non-current assets (in millions):

	October 25, 2013	April 26, 2013
Auction rate securities	$39.5	$42.0
Deferred tax assets	211.8	200.4
Other assets	244.2	242.2

Other non-current assets	$495.5	$484.6

Short-term and long-term deferred revenue (in millions):

	October 25, 2013	April 26, 2013
Product	$26.9	$15.7
Software entitlements and maintenance and service	2,905.0	2,993.8

Total	$2,931.9	$3,009.5

Reported as:
Short-term	$1,525.8	$1,563.3
Long-term	1,406.1	1,446.2

Total	$2,931.9	$3,009.5

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

Investments

The following is a summary of our investments (in millions):

	October 25, 2013				April 26, 2013
		Gross Unrealized				Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$2,558.6	$10.8	$(0.9)	$2,568.5	$3,132.8	$14.9	$(0.6)	$3,147.1
U.S. Treasury and government debt securities	278.2	0.4	0.0	278.6	392.8	0.9	0.0	393.7
Commercial paper	151.7	0.0	0.0	151.7	178.5	0.0	0.0	178.5
Certificates of deposit	185.0	0.1	0.0	185.1	135.4	0.1	0.0	135.5
Money market funds	0.0	0.0	0.0	0.0	1,463.1	0.0	0.0	1,463.1
Auction rate securities	41.9	0.0	(2.4)	39.5	44.2	0.5	(2.7)	42.0
Equity funds	31.6	0.0	0.0	31.6	28.3	0.0	0.0	28.3

Total debt and equity securities	$3,247.0	$11.3	$(3.3)	$3,255.0	$5,375.1	$16.4	$(3.3)	$5,388.2

The unrealized losses on our available-for-sale investments were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have currently concluded that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of October 25, 2013.

The following table presents the contractual maturities of our debt investments as of October 25, 2013 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,130.1	$1,131.9
Due in one through five years	1,871.7	1,880.3
Due after ten years*	41.9	39.5

	$3,043.7	$3,051.7

*	Consists of auction rate securities (ARS) which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 25, 2013 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$2,568.5	$0.0	$2,568.5	$0.0
U.S. Treasury and government debt securities	278.6	176.4	102.2	0.0
Commercial paper	151.7	0.0	151.7	0.0
Certificates of deposit	185.1	0.0	185.1	0.0
Auction rate securities	39.5	0.0	0.0	39.5
Equity funds	31.6	31.6	0.0	0.0
Foreign currency contracts	1.2	0.0	1.2	0.0

Total	$3,256.2	$208.0	$3,008.7	$39.5

Liabilities
Foreign currency contracts	$4.4	$0.0	$4.4	$0.0

The following table summarizes the balance sheet classifications of our financial assets and liabilities measured at fair value on a recurring basis as of October 25, 2013 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$171.7	$0.0	$171.7	$0.0
Short-term investments	3,012.2	176.4	2,835.8	0.0
Other current assets	5.1	3.9	1.2	0.0
Other non-current assets	67.2	27.7	0.0	39.5

Total	$3,256.2	$208.0	$3,008.7	$39.5

Liabilities
Other current liabilities	$4.4	$0.0	$4.4	$0.0

Level 2 investments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing providers’ models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of October 25, 2013, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Quantitative information about our Level 3 fair value measurements is as follows (fair value in millions):

	Estimated Fair Value as of October 25, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted average)

ARS	$39.5	Discounted cash flow	Time-to-economic maturity	6.7 yrs. – 10.9 yrs. (8.3 yrs.)
			Liquidity risk premium, market credit spread and other factors	1.7% - 3.6% (2.5%)
			Coupon rate	1.1% - 2.7% (1.9%)

		Market comparable securities	Discount rate	2.2% - 9.2% (5.4%)

All of our ARS are classified as other non-current assets and are backed by pools of student loans guaranteed by the U.S. Department of Education. We estimate the fair value of each individual ARS using an income (discounted cash flow) and market approach that incorporate both observable and unobservable inputs. Key inputs into the discounted cash flow analysis include the time-to-economic maturity, liquidity risk premium, market credit spread and other factors, and a coupon rate. The key input into the market approach is a discount rate. A significant increase (decrease) in the time-to-economic maturity, liquidity risk premium, market credit spread and other factors, coupon rate or discount rate could result in a significantly lower (higher) fair value estimate. We review the fair value of our Level 3 financial instruments for overall reasonableness by reviewing service provider pricing methodologies, key inputs and assumptions and by understanding the processes used by our third-party service provider. We will continue to monitor our ARS investments in light of the debt market environment and evaluate these investments for impairment and classification.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 ARS measured at fair value on a recurring basis using significant unobservable inputs (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Balance at beginning of period	$42.2	$46.3	$42.0	$51.0
Total unrealized gains (losses), net included in other comprehensive income (loss)	(0.4)	0.2	(0.2)	0.5
Total realized gains included in earnings	0.7	0.0	0.7	0.0
Sales	(3.0)	0.0	(3.0)	0.0
Settlements	(0.0)	(0.0)	(0.0)	(5.0)

Balance at end of period	$39.5	$46.5	$39.5	$46.5

Fair Value of Debt

As of October 25, 2013, the fair value of our 2.00% Senior Notes and 3.25% Senior Notes (collectively referred to as Senior Notes) was approximately $989.6 million. The fair value of our debt was based on observable market prices in a less active market and discounted cash flow models that take into consideration variables such as credit-rating and interest rate changes. All of our debt obligations are categorized as Level 2 instruments.

8.  Financing Arrangements

Long-term Debt

The following table summarizes the carrying value of our long-term debt (in millions):

	October 25, 2013		April 26, 2013

	Amount	Effective Interest Rate	Amount	Effective Interest Rate
2.00% Senior Notes due 2017	$750.0	2.25%	$750.0	2.25%
3.25% Senior Notes due 2022	250.0	3.43%	250.0	3.43%
1.75% Convertible Notes due 2013	0.0	N/A	1,264.9	6.31%

Total principal amount	1,000.0		2,264.9
Less: Unamortized discount	(5.0)		(12.5)

Total debt	995.0		2,252.4
Less: Current portion	(0.0)		(1,257.8)

Total long-term portion	$995.0		$994.6

N/A - Not Applicable

Senior Notes

Our Senior Notes, issued in December 2012, are unsecured, unsubordinated obligations, which pay interest semi-annually on June 15 and December 15 and rank equally in right of payment with any future senior unsecured indebtedness. Interest expense associated with the Senior Notes was $6.2 million and $12.5 million for the three and six months ended October 25, 2013, respectively.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 25, 2013, we were in compliance with all covenants associated with the Senior Notes.

1.75% Convertible Senior Notes due 2013

On June 10, 2008, we issued $1,265.0 million aggregate principal amount of 1.75% Convertible Senior Notes (the Convertible Notes) with a maturity date of June 1, 2013. The Convertible Notes were unsecured, unsubordinated obligations of the Company and paid interest in cash semi-annually at a rate of 1.75% per annum. Upon maturity, the Convertible Notes were converted into shares of common stock at a conversion rate of 31.40 shares of common stock per $1,000 principal amount of the Convertible Notes (which represented the effective conversion price of $31.85 per share). Upon conversion in June 2013, the holders received cash for the principal amount of the Convertible Notes and an aggregate of 4.9 million shares of common stock for the $178.9 million excess of the conversion value over the principal amount.

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

• Convertible Note Hedges: As of April 26, 2013, we had arrangements with counterparties to buy up to approximately 31.8 million shares of our common stock, at a price of $31.85 per share. In June 2013, concurrent with the repayment and conversion of the Convertible Notes, we exercised the Convertible Note hedges that were net settled for an aggregate of 3.9 million shares from the counterparties.

• Warrants: As of April 26, 2013, we had outstanding warrants for certain counterparties to acquire 39.7 million shares of our common stock at an exercise price of $41.28 per share. The warrants were exercisable on a series of days commencing on September 3, 2013 and ending on October 28, 2013. The number of warrants and exercise price were adjusted in July 2013 to 39.9 million and $41.12 per share, respectively, to reflect our July 2013 dividend. On October 17, 2013, the exercise price of the warrants then outstanding was further adjusted to $40.97 per share to reflect our October 2013 dividend. Through October 25, 2013, 31.9 million warrants were exercised and net settled with 1.1 million shares of our common stock equal to the difference between the market price on the date of exercise and the exercise price of the warrants on the respective exercise dates. The remaining warrants had an exercise price greater than the market price and expired unexercised by October 28, 2013.

Interest Expense on Convertible Notes

The following table presents the amount of interest expense related to the Convertible Notes (in millions):

	Three Months Ended	Six Months Ended
	October 26, 2012	October 25, 2013	October 26, 2012
Contractual coupon interest expense	$5.5	$2.5	$11.0
Amortization of debt discount	13.6	7.1	27.1
Amortization of debt issuance costs	1.2	0.6	2.4
Less capitalized interest	(0.6)	0.0	(1.1)

Total interest expense related to Convertible Notes	$19.7	$10.2	$39.4

No interest expense related to the Convertible Notes was recognized in the three months ended October 25, 2013 due to their maturity.

Debt Maturities

As of October 25, 2013, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2018	$750.0
Thereafter	250.0

Total	$1,000.0

Credit Facility

In December 2012, we entered into a credit agreement with a syndicated group of lenders that provides for an unsecured $250.0 million revolving credit facility that is comprised of revolving loans, Eurocurrency loans and/or swingline loans. The credit facility includes a $100.0 million foreign currency sub-facility, a $50.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility available on same-day notice. Available borrowings under the credit facility are reduced by the amount of any outstanding borrowings on the sub-facilities. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. The proceeds from the facility may be used by us for general corporate purposes.

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility terminates on December 21, 2017 if no extensions have been requested and contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of October 25, 2013, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	October 25, 2013	April 26, 2013
Current portion of other long-term financing arrangements	$7.1	$5.2
Non-current portion of other long-term financing arrangements	9.5	5.6

Total	$16.6	$10.8

9.  Stockholders’ Equity

Stock Options

The following table summarizes activity related to our stock options (in millions, except for exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 26, 2013	19.2	$31.27
Granted	2.7	38.14
Exercised	(4.4)	25.90
Forfeited and expired	(0.7)	40.85

Outstanding as of October 25, 2013	16.8	33.37	3.64	$139.5

Vested and expected to vest as of October 25, 2013	16.2	33.23	3.55	137.4

Exercisable as of October 25, 2013	11.8	31.18	2.73	121.6

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions, except per share information):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Weighted-average fair value per share granted	$10.49	$12.40	$9.86	$10.86
Intrinsic value of exercises	$33.0	$10.4	$60.4	$15.8
Proceeds received from exercises	$56.4	$12.8	$113.2	$19.5
Fair value of options vested	$13.4	$15.1	$25.4	$29.5

Restricted Stock Units

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 26, 2013	12.8	$38.36
Granted	5.9	38.58
Vested	(3.0)	36.74
Forfeited	(1.1)	39.39

Outstanding as of October 25, 2013	14.6	38.70

RSUs are converted into common stock upon vesting. We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Shares withheld for taxes	0.1	0.1	1.0	0.7
Fair value of shares withheld	$4.0	$2.8	$39.3	$22.6

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (ESPP), employees who elect to participate are granted purchase rights that include a purchase price adjustment provision under which the employees may purchase common stock at a 15% discount from the market value of the common stock at certain specified dates within a two-year offering period. Information related to the purchase rights issued under the ESPP is provided below (in millions, except per right information):

	Six Months Ended
	October 25, 2013	October 26, 2012
Weighted-average fair value per right granted	$10.53	$10.25
Shares issued under the ESPP	2.0	1.9
Proceeds from issuance of shares	$49.9	$48.2

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Cost of product revenues	$1.4	$1.5	$2.7	$3.3
Cost of service revenues	4.2	4.6	8.2	10.2
Sales and marketing	31.1	30.9	61.6	69.9
Research and development	21.6	19.3	43.0	43.0
General and administrative	9.3	8.7	18.4	17.8

Total stock-based compensation expense	$67.6	$65.0	$133.9	$144.2

As of October 25, 2013, total unrecognized compensation expense related to our equity awards was $500.1 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.6 years.

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Six Months Ended
	October 25, 2013	October 26, 2012
Income tax benefit associated with employee stock transactions	$1.8	$28.2

Valuation Assumptions

The fair value of each stock option and ESPP purchase right is estimated on the grant date using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Stock Options
	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Expected term in years	4.8	4.8	4.8	4.8
Risk-free interest rate	1.6%	0.6%	1.1%	0.6%
Volatility	32%	43%	34%	41%
Dividend yield	1.6%	0.0%	1.6%	0.0%

	ESPP
	Six Months Ended
	October 25, 2013	October 26, 2012
Expected term in years	1.2	1.2
Risk-free interest rate	0.2%	0.2%
Volatility	32%	38%
Dividend yield	1.6%	0.0%

The weighted-average assumptions used to value RSUs are summarized as follows:

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Grant date fair value per share	$40.13	$31.91	$38.58	$29.31
Expected dividend	1.6%	0.0%	1.6%	0.0%

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

Stock Repurchase Program

As of October 25, 2013, our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock. Under this program, which may be suspended or discontinued at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the six months ended October 25, 2013 (in millions, except per share information):

Number of shares repurchased	25.3
Average price per share	$39.57
Aggregate purchase price	$1,000.0
Remaining authorization at end of period	$2,006.3

The aggregate purchase price of our share repurchases for the six months ended October 25, 2013 consisted of $750.0 million under an accelerated share repurchase agreement (ASR) and $250.0 million of open market purchases, for which collectively $386.3 million and $613.7 million was allocated to additional paid-in capital and retained earnings, respectively.

During the six months ended October 25, 2013, we retired 104.3 million shares of common stock repurchased in prior years and previously reported as treasury stock, resulting in reductions of $0.1 million in common stock (par value), $614.0 million in additional paid-in capital and $2,313.3 million in retained earnings.

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

Dividends

During the six months ended October 25, 2013, we declared and paid quarterly cash dividends of $0.15 per share of outstanding common stock, or an aggregate of $102.7 million. On November 13, 2013, we declared a cash dividend of $0.15 per share of common stock, payable on January 22, 2014 to holders of record on January 9, 2014. No dividends were declared or paid during the six months ended October 26, 2012. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Retained Earnings

A reconciliation of retained earnings for the six months ended October 25, 2013 is as follows (in millions):

Balance as of April 26, 2013	$2,896.8
Net income	248.4
Repurchases of common stock	(613.7)
Retirement of treasury stock	(2,313.3)
Dividends	(102.7)

Balance as of October 25, 2013	$115.5

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 26, 2013	$2.0	$(5.7)	$11.4	$1.0	$8.7

Other comprehensive income (loss) (OCI) before reclassifications	3.6	0.2	(3.0)	(3.5)	(2.7)
Amounts reclassified from AOCI	0.0	0.0	(1.1)	1.4	0.3

Net OCI	3.6	0.2	(4.1)	(2.1)	(2.4)

Balance as of October 25, 2013	$5.6	$(5.5)	$7.3	$(1.1)	$6.3

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
OCI Components	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Statements of Operations Location
Realized gains on available-for-sale securities	$(1.0)	$(0.5)	$(1.1)	$(0.6)	Other income (expense), net
Realized losses (gains) on cash flow hedges	2.4	2.6	1.4	(1.9)	Net revenues

Total reclassifications	$1.4	$2.1	$0.3	$(2.5)

10.  Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. All contracts have a maturity of less than six months. The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 25, 2013	April 26, 2013
Cash Flow Hedges
Forward contracts purchased	$181.3	$108.4
Balance Sheet Contracts
Forward contracts sold	180.3	158.2
Forward contracts purchased	258.7	358.4

We have master netting arrangements in place to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 25, 2013 and April 26, 2013. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented.

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our condensed consolidated statements of operations is presented in the condensed consolidated statements of comprehensive income and Note 9.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
	Gain (Loss) Recognized into Income		Gain Recognized into Income
Foreign currency exchange forward contracts	$0.6	$(9.7)	$0.8	$6.2

11.  Restructuring and Other Charges

In May 2013, we initiated a business restructuring plan under which we realigned internal resources, resulting in a reduction of our global workforce of approximately 7%. Restructuring and other charges during the six months ended October 25, 2013 consisted primarily of employee severance-related costs.

Activities related to this plan for the six months ended October 25, 2013 were as follows (in millions):

Total
Net charges	$49.5
Cash payments	(45.4)

Balance as of October 25, 2013	$4.1

The reserve balance as of October 25, 2013 is included in accrued compensation and related benefits in our condensed consolidated balance sheet.

12.  Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 25, 2013	October 26, 2012
Effective tax rates	12.7%	14.1%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

As of October 25, 2013, we had $199.8 million of unrecognized tax benefits, of which $142.7 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $129.0 million, including penalties and interest, would affect our provision for income taxes if recognized. During the six months ended October 25, 2013, there was a gross increase in our unrecognized tax benefits of $13.6 million for tax positions related to the current year, and a gross increase of $1.0 million and gross decrease, including settlements and statute lapses, of $4.4 million for tax positions related to prior years.

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

13.  Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Numerator:
Net income	$166.8	$109.6	$248.4	$173.4

Denominator:
Shares used in basic computation	340.7	362.0	345.8	364.1
Dilutive potential shares related to employee equity award plans	7.5	5.2	7.2	5.1
Dilutive impact of assumed conversion of Convertible Notes	0.0	1.0	1.1	0.5
Dilutive impact of warrants	0.9	0.0	0.4	0.0

Shares used in diluted computation	349.1	368.2	354.5	369.7

Net Income per Share:
Basic	$0.49	$0.30	$0.72	$0.48

Diluted	$0.48	$0.30	$0.70	$0.47

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Employee equity award plans	7.2	16.3	6.9	17.1

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Americas (United States, Canada and Latin America)	$899.2	$897.3	$1,757.7	$1,698.4
Europe, Middle East and Africa	445.0	437.7	893.0	877.0
Asia Pacific	205.7	206.2	415.4	410.4

Net revenues	$1,549.9	$1,541.2	$3,066.1	$2,985.8

Americas revenues consist of Americas commercial and U.S. public sector revenues. Sales to customers inside the United States comprised $800.7 million and $797.6 million of Americas net revenues during the three months ended October 25, 2013 and October 26, 2012, respectively, and $1,573.5 million and $1,509.0 million of Americas net revenues during the six months ended October 25, 2013 and October 26, 2012, respectively. No single foreign country accounted for 10% or more of our net revenues for any period presented.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents, restricted cash and investments held in the United States and internationally in various foreign subsidiaries (in millions):

	October 25, 2013	April 26, 2013
United States	$1,414.1	$3,419.3
International	3,908.2	3,586.8

Total	$5,322.3	$7,006.1

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 25, 2013	April 26, 2013
United States	$1,053.1	$1,076.3
International	89.8	94.6

Total	$1,142.9	$1,170.9

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Arrow Electronics, Inc.(1)	23%	21%	22%	19%
Avnet, Inc.(1)	16%	15%	16%	15%

(1)

Net revenues for Arrow Electronics, Inc. for the three and six months ended October 26, 2012 have been corrected from 20% and 18%, respectively, previously disclosed to 21% and 19%, respectively. Net revenues for Avnet, Inc. for the six months ended October 26, 2012 have been corrected from 14% previously disclosed to 15%.

The following customers accounted for 10% or more of net accounts receivable:

	October 25, 2013	April 26, 2013
Arrow Electronics, Inc.	15%	16%
Avnet, Inc.	10%	14%

15.  Commitments and Contingencies

Operating Lease Commitments

As of October 25, 2013, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $215.7 million.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. As of October 25, 2013, we had $306.8 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product sales. As of October 25, 2013 and April 26, 2013, such liability amounted to $10.9 million and $9.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course business for which we have not received goods or services. As of October 25, 2013, we had $33.6 million in capital purchase commitments and $202.4 million in other purchase commitments.

Product Warranties

We provide customers a warranty on software of ninety days to five years and a warranty on hardware of one to five years. The following table summarizes our warranty reserves (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Beginning balance	$119.8	$96.5	$117.2	$83.1
Expense accrued during the period	14.3	27.1	38.3	50.8
Warranty costs incurred	(18.1)	(11.8)	(39.5)	(22.1)

Ending balance	$116.0	$111.8	$116.0	$111.8

Our warranty reserves were reported in our condensed consolidated balance sheets as follows (in millions):

	October 25, 2013	April 26, 2013
Other current liabilities	$78.1	$81.6
Other long-term liabilities	37.9	35.6

Total	$116.0	$117.2

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

The following schedule of financing guarantees represents the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue (in millions):

	October 25, 2013	April 26, 2013
Maximum guaranteed payment contingencies	$215.6	$182.4
Deferred revenue associated with financing guarantees	(199.0)	(168.6)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$16.6	$13.8

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of October 25, 2013 related to such matters as they are not probable and/or reasonably estimable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	our ability to accurately forecast demand for our products and services, and future financial performance;

•	our ability to understand, and effectively respond to changes affecting, our market environment, products, technologies and customer requirements;

•	the overall growth and structure of the data storage industry;

•	general global political, macroeconomic and market conditions;

•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;

•

failure of our products and services to meet our customers’ quality requirements, including, without limitation, any epidemic failure event relating to our products installed by our customers in their systems;

•	our ability to maintain our gross profit margins;

•	our ability to successfully manage our backlog;

•	the quality of our strategy and our ability to successfully execute on the same, including, without limitation, our organic and acquisition-related growth strategies;

•	our ability to effectively integrate acquired businesses, products and technologies;

•	our ability to timely and successfully introduce, and increase volumes of new products and services, and to forecast demand and pricing for the same;

•	our ability to design, manufacture and market products meeting global environmental standards;

•	the impact of industry consolidation, affecting our suppliers, competitors, partners and customers;

•	our ability to successfully recruit and retain critical employees and to manage our investment in people, process and systems;

•	our ability to maintain our customer, partner, supplier and contract manufacturer relationships on favorable terms and conditions;

•

the actions of our competitors, most of which are larger and have greater financial and other resources than we have, including, without limitation, their ability to introduce competitive products and to acquire businesses and technologies that negatively impact our strategy, operations or customer demand for our products;

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

Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Net revenues	$1,549.9	$1,541.2	$3,066.1	$2,985.8
Gross profit	$965.2	$913.9	$1,874.8	$1,764.0
Gross profit margin percentage	62.3%	59.3%	61.2%	59.1%
Income from operations	$186.9	$135.3	$283.8	$215.5
Income from operations as a percentage of net revenues	12.1%	8.8%	9.3%	7.2%
Net income	$166.8	$109.6	$248.4	$173.4
Diluted income per share	$0.48	$0.30	$0.70	$0.47
Operating cash flows	$362.5	$336.4	$648.3	$565.6

			October 25, 2013	April 26, 2013
Deferred revenue			$2,931.9	$3,009.5
Days sales outstanding (DSO)			35	42

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

Dividends and Stock Repurchase Program Activity

In May 2013, our Board of Directors approved a $1.6 billion increase to our stock repurchase program under which during the six months ended October 25, 2013 we repurchased 25.3 million shares of our common stock at an average price of $39.57 per share, for an aggregate of $1.0 billion. We also declared quarterly cash dividends of $0.15 per share of common stock in fiscal 2014, for which we paid an aggregate of $102.7 million during the six months ended October 25, 2013.

Restructuring and Other Charges

In May 2013, we initiated a business restructuring plan under which we realigned internal resources, resulting in a reduction of our global workforce by approximately 7%, for which we have recognized $49.5 million of employee severance costs in the six months ended October 25, 2013.

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

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Revenues:
Product	61.6%	64.6%	61.5%	63.4%
Software entitlements and maintenance	15.0	14.2	15.0	14.7
Service	23.4	21.2	23.5	21.9

Net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	27.3	31.0	28.4	31.1
Cost of software entitlements and maintenance	0.5	0.4	0.5	0.5
Cost of service	9.9	9.3	9.9	9.3

Gross profit	62.3	59.3	61.2	59.1

Operating expenses:
Sales and marketing	30.9	31.7	30.9	32.5
Research and development	14.7	14.5	14.9	14.9
General and administrative	4.5	4.3	4.5	4.5
Restructuring and other charges	0.1	—	1.6	—

Total operating expenses	50.2	50.5	51.9	51.9

Income from operations	12.1	8.8	9.3	7.2
Other income (expense), net	0.3	(0.5)	—	(0.4)

Income before income taxes	12.4	8.3	9.3	6.8
Provision for income taxes	1.6	1.2	1.2	1.0

Net income	10.8%	7.1%	8.1%	5.8%

Discussion and Analysis of Results of Operations

Overview

Net revenues for the three and six months ended October 25, 2013 were $1,549.9 million, up $8.7 million, or 1%, and $3,066.1 million, up $80.3 million, or 3%, respectively, compared to the prior year. The increase for the three months ended October 25, 2013 was primarily due to increases in hardware maintenance contract and software entitlements and maintenance (SEM) revenues, partially offset by a decrease in product revenues. The increase for the six months ended October 25, 2013 was primarily due to increases in hardware maintenance contract and SEM revenues.

Gross profit as a percentage of revenue increased 3% and 2% during the three and six months periods ended October 25, 2013, respectively, compared to the same period in the prior year, primarily due to lower unit materials costs due to supply chain efficiencies, and in the six months ended October 25, 2013, higher average selling price (ASP) for total configured systems. Additionally, gross profit was favorably impacted by changes in the mix between platforms and lower OEM revenues.

Sales and marketing, research and development, and general and administrative expenses for the three and six months ended October 25, 2013 totaled $777.2 million and $1,541.5 million, a decrease of 1% and 2%, respectively, as a percentage of revenue compared to the same periods in the prior year, reflecting cost control programs implemented in fiscal 2014.

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Net revenues	$1,549.9	$1,541.2	1%	$3,066.1	$2,985.8	3%

The increase in net revenues for the three months ended October 25, 2013 was primarily due to increases in service and SEM revenues of $36.8 million and $12.4 million, respectively, partially offset by a decrease in product revenues of $40.5 million. The decrease in product revenue was due to a $57.4 million decrease in OEM product revenue, partially offset by a $16.9 million increase in branded product revenue. Product revenues comprised 62% of net revenues for the three months ended October 25, 2013 compared to 65% of net revenues for the three months ended October 26, 2012.

The increase in net revenues for the six months ended October 25, 2013 was primarily due to increases in service and SEM revenues of $65.6 million and $22.4 million, respectively, partially offset by a decrease in product revenues of $7.7 million. The decrease in product revenue was due to a $99.5 million decrease in OEM product revenue, mostly offset by a $91.8 million increase in branded product revenue. Product revenues comprised 62% of net revenues for the six months ended October 25, 2013 compared to 63% of net revenues for the six months ended October 26, 2012.

Sales through our indirect channels represented 83% and 81% of net revenues for the three and six months ended October 25, 2013, respectively, compared to 82% and 80% of net revenues for the three and six months ended October 26, 2012. Included in indirect channel sales were $151.1 million and $317.6 million of OEM revenue during the three and six months ended October 25, 2013, respectively, compared to $209.6 million and $418.5 million during the three and six months ended October 26, 2012, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012

Arrow Electronics, Inc.(1)	23%	21%	22%	19%
Avnet, Inc.(1)	16%	15%	16%	15%

(1)

Net revenues for Arrow Electronics, Inc. for the three and six months ended October 26, 2012 have been corrected from 20% and 18%, respectively, previously disclosed to 21% and 19%, respectively. Net revenues for Avnet, Inc. for the six months ended October 26, 2012 have been corrected from 14% previously disclosed to 15%.

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Product revenues	$955.3	$995.8	(4)%	$1,886.1	$1,893.8	—%

Product revenues consist of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $549.1 million increased by $12.5 million, or 2%, during the three months ended October 25, 2013 compared to the same period in the prior year, primarily due to an increase in the 3000 series systems revenues, partially offset by a decrease in the 2000 series systems revenues. Total configured systems unit volume increased 5% during the three months ended October 25, 2013 compared to the same period in the prior year. Unit volume of the 3000 series increased, while unit volume of the 2000 series systems decreased, reflecting a shift in demand of the older 2000 series systems to newer 3000 series systems. The ASP of total configured systems decreased during the three months ended October 25, 2013 compared to the same period in the prior year, with decreases in the 2000 and 3000 series ASPs.

Non-configured product revenues of $406.0 million decreased $53.1 million, or 12%, during the three months ended October 25, 2013 compared to the same period in the prior year. This decrease was primarily due to lower revenue from non-configured OEM products, which declined 29%.

Total configured system revenues of $1,086.1 million increased by $83.6 million, or 8%, during the six months ended October 25, 2013 compared to the same period in the prior year, due to revenue increases across all platforms, with the largest increases in the 6000 series systems. Total configured systems unit volume increased 7% during the six months ended October 25, 2013 compared to the same period in the prior year reflecting unit increases in all platforms. The ASP of total configured systems increased during the six months ended October 25, 2013 compared to the same period in the prior year, due to a higher ASP in our more highly configured 6000 series, partially offset by lower ASP in the 2000 and 3000 series.

Non-configured product revenues of $799.9 million decreased $91.4 million, or 10%, during the six months ended October 25, 2013 compared to the same period in the prior year. This decrease was primarily due to lower revenue from non-configured OEM products, which declined 26%.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This can cause a wide variation in product configurations that can significantly impact revenues, cost of revenues and gross profits. Pricing changes, discounting practices, product competition, foreign currency, unit volumes, customer mix, natural disasters and product materials costs can also impact revenues, cost of revenues and/or gross profits. Disks are a significant component of our storage systems. Industry disk pricing has fallen every year; however, when supplies are constrained, disk prices may increase. To the extent that disk prices increase or decrease, we intend to pass along those price increases or decreases to our customers while working to maintain relatively constant profit margins on our disk drives. While our sales price per terabyte historically declines over time, improved system performance, increased capacity and software to manage this increased capacity have an offsetting favorable impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Software entitlements and maintenance revenues	$231.8	$219.4	6%	$460.3	$437.9	5%

SEM revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, as well as bug fixes and patch releases.

The increases in SEM revenues for both the three and six months ended October 25, 2013 were due to increases in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Service revenues	$362.8	$326.0	11%	$719.7	$654.1	10%

Service revenues include hardware maintenance, professional services, and educational and training services.

Hardware maintenance contract revenues comprised 76% of service revenues for each of the three and six months ended October 25, 2013, and 74% and 72% for the three and six months ended October 26, 2012, respectively. These revenues increased $36.5 million, or 15%, and $76.0 million, or 16% during the three and six months ended October 25, 2013, respectively, compared to the same periods in the prior year, as a result of increases in the installed base and aggregate contract values under service contracts. Professional services and educational and training services comprised 24% of service revenues for each of the three and six months ended October 25, 2013, and 26% and 28% of service revenues for the three and six months ended October 26, 2012, respectively.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Americas (United States, Canada and Latin America)	$899.2	$897.3	—%	$1,757.7	$1,698.4	3%
Europe, Middle East and Africa	445.0	437.7	2%	893.0	877.0	2%
Asia Pacific	205.7	206.2	—%	415.4	410.4	1%

Net revenues	$1,549.9	$1,541.2		$3,066.1	$2,985.8

Americas revenues consist of Americas commercial and U.S. public sector revenues. Sales to customers inside the United States comprised 89% of Americas net revenues during each of the three months ended October 25, 2013 and October 26, 2012, and 90% and 89% of Americas net revenues during the six months ended October 25, 2013 and October 26, 2012, respectively. No single foreign country accounted for 10% or more of our net revenues for any period presented.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Cost of product revenues	$423.3	$477.3	(11)%	$873.2	$929.5	(6)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points	Six Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Materials cost	(9)	(4)
Warranty	(3)	(1)
Excess and obsolete inventory	—	(1)
Other	1	—

Total change	(11)	(6)

Cost of product revenues represented 44% and 46% of product revenues for the three and six months ended October 25, 2013, respectively, compared to 48% and 49% for the three and six months ended October 26, 2012, respectively.

Materials cost represented 83% of product costs for each of the three months ended October 25, 2013 and October 26, 2012, and decreased $44.3 million from the prior year due to an overall decrease in average unit materials cost across all platforms, reflecting increased efficiencies in our supply chain and favorable configuration mix. This decrease was only partially offset by a 5% volume increase in configured systems, resulting in higher gross margins on products compared to the same period in the prior year. In addition, cost of product revenues were favorably impacted by a $12.8 million decrease in hardware-related warranty expense in the three months ended October 25, 2013 compared to the same period in the prior year.

Materials cost represented 83% and 82% of product costs for the six months ended October 25, 2013 and October 26, 2012, respectively, and decreased $39.6 million from the prior year due to an overall decrease in average unit materials cost across all platforms, reflecting increased efficiencies in our supply chain and favorable configuration mix. This decrease was only partially offset by a 7% volume increase in configured systems, resulting in higher gross margins on products compared to the same period in the prior year. In addition, cost of product revenues were favorably impacted by a $12.6 million decrease in hardware-related warranty expense and an $8.4 million decrease in inventory write-downs in the six months ended October 25, 2013 compared to the same period in the prior year.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Cost of software entitlements and maintenance revenues	$7.5	$7.0	7%	$15.0	$13.6	10%

Cost of SEM revenues represented 3% of SEM revenues for all periods presented. Cost of SEM revenues increases are primarily due to higher volume subject to royalty costs.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Cost of service revenues	$153.9	$143.0	8%	$303.1	$278.7	9%

Costs represented 42% and 44% of service revenues for the three months ended October 25, 2013 and October 26, 2012, respectively, and represented 42% and 43% of service revenues for the three months ended October 25, 2013 and October 26, 2012, respectively. Cost of service revenues increases are primarily due to increases in service logistics and contractor costs.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation costs and employee incentive compensation plan costs.

Total compensation costs included in operating expenses were flat for the three and six months ended October 25, 2013 compared to the same periods in the prior year and the components within such costs did not fluctuate significantly.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Sales and marketing expenses	$479.5	$488.2	(2)%	$947.3	$971.1	(2)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. Sales and marketing expenses decreased due to the following:

	Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points	Six Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Compensation costs	—	(1)
Commissions	(1)	—
Outside services	(1)	(1)
Depreciation and amortization	(1)	(1)
Facilities and IT support costs	1	1

Total change	(2)	(2)

The decrease in compensation costs during the six months ended October 25, 2013 is primarily due to lower stock-based compensation expense compared to the same period in the prior year. The decrease in commissions expense during the three months ended October 25, 2013 is due to lower individual sales attainment. The decrease in outside services during the three and six months ended October 25, 2013 reflects lower spending for third party sales support. Depreciation and amortization expense decreased during the three and six months ended October 25, 2013 due to certain intangible assets becoming fully amortized during fiscal 2013. The increase in facilities and IT support costs reflect our investment in sales IT systems and infrastructure.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Research and development expenses	$228.2	$223.8	2%	$456.3	$445.2	2%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Research and development expense increased due to the following:

	Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points	Six Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Compensation costs	—	1
Depreciation	1	1
Other	1	—

Total change	2	2

The increase in compensation costs during the six months ended October 25, 2013 is primarily due to higher salaries and incentive compensation, partially offset by lower benefits. Depreciation expense during the three and six months ended October 25, 2013 increased due to higher levels of investment in engineering equipment.

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

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
General and administrative expenses	$69.5	$66.6	4%	$137.9	$132.2	4%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expense increased due to the following:

	Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points	Six Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Compensation costs	4	3
Outside services	(2)	1
Professional and corporate legal fees	2	—

Total change	4	4

The increase in compensation costs for the three and six months ended October 25, 2013 reflects increases in average headcount compared to the same periods in the prior year. The fluctuations in outside services during the three and six months ended October 25, 2013 reflect spending levels on contractors and professional services. Professional and corporate legal fees were higher during the three months ended October 25, 2013 as a result of spending on various legal activities.

Restructuring and other charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Restructuring and other charges	$1.1	$—	NM	$49.5	$—	NM

NM - Not Meaningful

In May 2013, we initiated a business restructuring plan under which we realigned internal resources resulting in a reduction of our global workforce by approximately 7%. We recognized $49.5 million of employee severance costs in connection with the plan in the six months ended October 25, 2013. We do not anticipate incurring a significant amount of future expenses related to this plan.

Other Income (Expense), Net

Interest Income (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Interest income	$8.5	$11.0	(23)%	$18.5	$21.8	(15)%

The decrease in interest income during the three and six months ended October 25, 2013 was primarily due to a decrease in our investment portfolio as a result of the liquidation of some of our investments to repay our Convertible Notes and to support our stock repurchase activities.

Interest Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Interest expense	$(6.5)	$(19.8)	(67)%	$(23.0)	$(39.7)	(42)%

Interest expense, including the amortization of debt discount and issuance costs, related to our Senior Notes and Convertible Notes was $6.2 million and $19.7 million for the three months ended October 25, 2013 and October 26, 2012, respectively. The decrease in interest expense reflects the maturity of our Convertible Notes in June 2013.

Interest expense related to our Senior Notes and Convertible Notes was $12.5 million and $10.2 million, respectively, for the six months ended October 25, 2013. Interest expense related to the Convertible Notes was $39.4 million for the six months ended October 26, 2012. The decrease in interest expense reflects the maturity of our Convertible Notes in June 2013.

Other Income, Net (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Other income, net	$3.3	$1.2	175%	$5.2	$4.3	21%

The increase in other income, net for the three months ended October 25, 2013 compared to the same period in the prior period is primarily due to higher realized net gains on investments. The increase in other income, net for the six months ended October 25, 2013 compared to the same period in the prior year is primarily due to higher realized net gains on investments, partially offset by lower net foreign exchange gains.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Provision for income taxes	$25.4	$18.1	40%	$36.1	$28.5	27%

Our effective tax rate for the three months ended October 25, 2013 was 13.2% compared to an effective tax rate of 14.2% for the three months ended October 26, 2012. Our effective tax rate for the six months ended October 25, 2013 was 12.7% compared to an effective tax rate of 14.1% for the six months ended October 26, 2012. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates during the three and six months ended October 25, 2013 and October 26, 2012, respectively, were favorably impacted by the geographic mix of profits.

Our provision for income taxes increased for the three and six months ended October 25, 2013 compared to the prior year as a result of higher pre-tax income. Our effective tax rates decreased for the three and six months ended October 25, 2013 compared to the prior year primarily as a result of a higher discrete tax benefit from equity awards.

We continue to monitor the progress of various ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions, as further discussed in Note 12 of the accompanying condensed consolidated financial statements.

As of October 25, 2013, we had $199.8 million of unrecognized tax benefits, of which $142.7 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $129.0 million, including penalties and interest, would affect our provision for income taxes if recognized. During the six months ended October 25, 2013, there was a gross increase in our unrecognized tax benefits of $13.6 million for tax positions related to the current year, and a gross increase of $1.0 million and gross decrease, including settlements and statute lapses, of $4.4 million for tax positions related to prior years.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 25, 2013.

Liquidity, Capital Resources and Cash Requirements

($ in Millions)	October 25, 2013	April 26, 2013
Cash and cash equivalents and short-term investments	$5,272.7	$6,952.6
Current portion of principal amount of Convertible Notes	—	1,264.9
Principal amount of Senior Notes	1,000.0	1,000.0
Debt as a % of stockholders’ equity	24%	48%

The following is a summary of our cash flows:

	Six Months Ended
(In Millions)	October 25, 2013	October 26, 2012
Net cash provided by operating activities	$648.3	$565.6
Net cash provided by (used in) investing activities	568.0	(32.8)
Net cash used in financing activities	(2,239.9)	(259.9)
Effect of exchange rate changes on cash and cash equivalents	7.0	(5.9)

Net increase (decrease) in cash and cash equivalents	$(1,016.6)	$267.0

Cash Flows

As of October 25, 2013, our cash, cash equivalents and short-term investments decreased by $1.7 billion from April 26, 2013, to $5.3 billion. The decrease was primarily due to the repayment of the principal amount of our Convertible Notes of $1.3 billion and $1.0 billion in cash paid for the repurchase of our common stock, partially offset by $0.6 billion of cash provided by operating activities. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of October 25, 2013 decreased to 35 days, compared to 42 days as of April 26, 2013, primarily due to collection activities. Working capital decreased by $0.6 billion to $4.0 billion as of October 25, 2013 as a result of a decrease of $2.0 billion in current assets, primarily due to the net decrease in cash, cash equivalents and short-term investments, partially offset by a decrease of $1.4 billion in current liabilities, primarily due to the maturity of our Convertible Notes.

Cash Flows from Operating Activities

During the six months ended October 25, 2013, we generated cash from operating activities of $648.3 million. The primary sources of cash from operating activities during the six months ended October 25, 2013 consisted of net income of $248.4 million, adjusted by depreciation and amortization of $168.4 million and stock-based compensation of $133.9 million.

Changes in assets and liabilities as of October 25, 2013 included the following:

•	Accounts receivable decreased due to higher collections compared to the fourth quarter of fiscal 2013.

•	Accrued compensation and related benefits decreased due to employee payouts related to fiscal year 2013 commissions and incentive compensation plans.

•	Deferred revenue decreased due to a seasonal decrease in service contract activities.

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

Cash Flows from Investing Activities

During the six months ended October 25, 2013, we generated $672.1 million from maturities and sales of investments, net of purchases, and paid $107.5 million for capital expenditures.

Cash Flows from Financing Activities

During the six months ended October 25, 2013, we used $1.3 billion for the principal repayment of our Convertible Notes and used $1.0 billion for the repurchase of 25.3 million shares of our common stock.

Liquidity

Our principal sources of liquidity as of October 25, 2013 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	October 25, 2013	April 26, 2013
Cash and cash equivalents	$2,260.5	$3,277.1
Short-term investments	3,012.2	3,675.5

Total	$5,272.7	$6,952.6

As of October 25, 2013, $1.4 billion of cash, cash equivalents and short-term investments were held in the United States, while $3.9 billion was held in foreign countries. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal and state income taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the United States, and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 25, 2013 (in millions):

2.00% Senior Notes Due 2017	$750.0
3.25% Senior Notes Due 2022	250.0

Total	$1,000.0

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 of the accompanying condensed consolidated financial statements.

Credit Facility

We have an unsecured $250.0 million five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. As of October 25, 2013, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in North Carolina, California and India and other locations worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. Our capital expenditures were $107.5 million during the six months ended October 25, 2013. We anticipate capital expenditures for the remainder of fiscal 2014 to be between $75.0 million and $125.0 million.

Dividends and Share Repurchase Program

In November 2013, we declared a cash dividend of $0.15 per share of common stock, payable on January 22, 2014 to holders of record as of the close of business on January 9, 2014.

As of October 25, 2013, our Board of Directors had authorized the repurchase of up to $7.1 billion of our common stock under our stock repurchase program, including an increase of $1.6 billion approved by our Board of Directors in May 2013. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through October 25, 2013, we repurchased a total of 162.3 million shares of our common stock at an average price of $31.53 per share, for an aggregate purchase price of $5.1 billion. As of October 25, 2013, the remaining authorized amount for stock repurchases under this program was $2.0 billion with no termination date. We plan to complete the program within the next three years including planned repurchases of $1.0 billion by the end of May 2014.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of October 25, 2013, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $215.7 million.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. As of October 25, 2013, we had $306.8 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product sales. As of October 25, 2013 and April 26, 2013, such liability amounted to $10.9 million and $9.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of October 25, 2013, we had $33.6 million in capital purchase commitments and $202.4 million in other purchase commitments.

Unrecognized Tax Benefits

As of October 25, 2013, our liability for uncertain tax positions was $146.1 million, including interest and penalties. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 15 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of October 25, 2013, our financial guarantees of $11.3 million that were not recorded on our consolidated balance sheet consisted of standby letters of credit related to workers’ compensation, a customs guarantee, a corporate credit card program, foreign rent guarantees and surety bonds, which were primarily related to self-insurance.

In the ordinary course of business, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. During the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of October 25, 2013, the maximum guaranteed payment contingencies under our financing arrangements totaled $215.6 million and the related deferred revenue totaled $199.0 million.

We enter into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third-parties due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. We use certain derivative financial instruments to manage foreign currency exchange risks. We do not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with management-approved policies.

Market Risk and Market Interest Risk

Investment and Interest Income — As of October 25, 2013, we had debt investments of $3.1 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government agency securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of October 25, 2013 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $34 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities (ARS) due to uncertainties in the credit and capital markets. As of October 25, 2013, our holdings in these securities had a par value of $41.9 million and an estimated fair value of $39.5 million. The fair value of our ARS may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our ARS. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in the estimated fair value.

Debt — As of October 25, 2013, we have outstanding $1.0 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 of the accompanying consolidated financial statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250.0 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of October 25, 2013, no amounts were outstanding under the credit facility.

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

The following table provides information about our U.S. dollar equivalent foreign currency exchange forward contracts outstanding on October 25, 2013 and April 26, 2013 (in millions):

	October 25, 2013	April 26, 2013
	Notional Contract Amount	Notional Contract Amount
Forward contracts sold	$180.3	$158.2
Forward contracts purchased	440.0	466.8

The fair value of these contracts did not differ materially from their notional contract amounts.

Item 4.  Controls and Procedures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 25, 2013, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

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

The continuing global economic uncertainty and related political and fiscal challenges in the U.S. and abroad (particularly the Eurozone) due to the debt and fiscal crises of recent years have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage, and networking industries at large, as well as the information technology (IT) market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, affecting all participants in our industry, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Moreover, a significant portion of our sales are to Eurozone customers and, accordingly, we are particularly sensitive to developments in that region. Additionally, fiscal restraints have caused, and may in the future again cause, governments, including the U.S. government, to defer purchases in response to tighter budgets. Consequently, we expect these concerns to challenge our business for the foreseeable future, and potentially cause harm to our operating results. Such conditions have resulted, and may in the future again result in failure to meet our forecasted financial expectations.

When and if the current macroeconomic and U.S. government fiscal challenges are resolved, we expect the risk of economic uncertainty to continue, with the potential to restrict our visibility and harm our operating results.

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

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers, with a corresponding variety of sales cycles. In addition, the majority of our sales are made indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. During the six months ended October 25, 2013, revenues generated from sales through our indirect channel accounted for 81% of net revenues. This structure significantly complicates our ability to forecast future revenue, particularly within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area could harm our operating results, as qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken or if they fail to comply with legal or regulatory requirements, our business and operating results could be harmed.

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

Our gross margins vary.

Our gross margins reflect a variety of factors, including competitive pricing, component and product design, the volume and relative mixture of product, services and software entitlements and maintenance (SEM) revenues. Increased component costs, increased pricing pressures, the relative and varying rates of increases or decreases in component costs and product prices, changes in product, services and SEM revenue mixture or decreased volume could harm our revenues, gross margins or earnings. Our gross margins are also impacted by quality failures and our sales and distribution activities, including, without limitation, pricing actions, rebates, sales initiatives and discount levels, and the timing of service contract renewals.

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

There have been trends toward consolidation in the storage industry and market expansion by technology companies for several years, both of which have risks for us. Among other things, the last few years have witnessed considerable consolidation in the disk drive industry, an industry we depend upon for critical storage components. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving, maturing industry, as companies become unable to maintain their competitive positions or continue operations and as customers demand more flexible business models and terms. Disk drive and other component manufacturing industry consolidations may lead to higher component prices and supply constraints for us, which may, in turn, harm our operating results.

Our OEM relationships may not generate significant revenues.

We have OEM relationships with several companies, which collectively accounted for 10% of our net revenue during the six months ended October 25, 2013. These OEMs market and sell their branded solutions based on our unified solutions, as well as associated software offerings. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. We also compete with some of our OEMs, further complicating our relationships with them. Therefore, our relationships with these OEMs may not continue to generate significant revenues. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products; nor do we control their pricing.

If our OEM relationships increase, we may experience distribution channel conflicts between our direct sales force and the OEMs or among our channel partners. If we fail to minimize channel conflicts, or if our OEM relationships do not continue to generate significant revenues, our operating results and financial condition could be harmed.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected us in the past, and in the future could negatively affect, our revenues.

For the six months ended October 25, 2013, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for 22% and 16%, respectively, of our net revenues. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

Reduced U.S. government demand could materially harm our business and operating results. In addition, we could be harmed by claims that we have or a channel partner has failed to comply with regulatory and contractual requirements applicable to sales to the U.S. government.

The U.S. government has become an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Recent events, such as the U.S. federal government shutdown in October 2013, and continued uncertainty regarding the U.S. budget and debt levels has increased demand uncertainty for our products. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

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

Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations administered by the Commerce Department’s Bureau of Industry and Security (BIS) and the trade and economic sanctions regulations administered by the Treasury Department’s Office of Foreign Assets Control (OFAC). The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries and persons. Violators of these export control and sanctions laws may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the federal government. We take a variety of precautions to prevent our products from being shipped to U.S.-sanctioned targets; however, our products could be shipped to those targets by third parties, including potentially our channel partners, despite such precautions. For instance, media reports starting in November 2011 have asserted that certain of our products were delivered to Syria through a third-party possibly in violation of U.S. export-control laws. We have publicly stated that we condemn any use of our products or technologies in Syria, we have notified the U.S. government that we are conducting a review of these allegations, and intend to cooperate fully with any government inquiry. We have met with U.S. government officials, provided information at their request, and expressed our willingness to continue cooperating with any further inquiry or investigation. If we are found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial position. Even if we are not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant financial and reputational harm and distract senior executives from managing our normal day-to-day operations, which could have a material and adverse impact on our business, operating results and financial position.

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

New or additional product introductions also increase the complexities of forecasting revenues, and subject us to additional financial and operational risks. In addition, as new or enhanced products are introduced, we must also avoid excessive levels of older product inventories and related components and ensure that enough supplies of new products can be delivered to meet customers’ demands. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, service and support to effectively compete for these market opportunities.

Due to the global nature of our business, risks inherent in our international operations could materially harm our business.

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. For the six months ended October 25, 2013, our international revenues accounted for 49% of our total revenues. In addition, a substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by factors affecting our international operations, but not experienced in the U.S., including, among other things, local political or economic conditions, trade protection and export and import requirements, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial position.

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

Future issuances of common stock related to employee equity awards may adversely affect the trading price of our common stock.

Any new issuance of equity securities, including the issuance of shares issued in connection with employee equity awards could dilute the interests of our then-existing stockholders, and could substantially decrease the trading price of our common stock.

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

As of October 25, 2013, $3.9 billion of cash, cash equivalents and short-term investments was held in foreign countries. Under current law, dividend repatriation of any of this cash would trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities; and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted.

If we default under our significant debt obligations, including our Senior Notes, our business, results of operations and financial condition will be harmed. Moreover, covenants associated with our Senior Notes may unduly restrict our business.

We have Senior Notes outstanding in an aggregate principal amount of $1.0 billion that mature at specific dates in calendar 2017 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250.0 million, under which we had no borrowings outstanding as of October 25, 2013. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, results of operations and financial condition will be harmed.

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

We may undertake cost savings initiatives in response to changes in market conditions and market demand for our products. These initiatives may include restructuring, disposing of, and/or otherwise discontinuing certain products, or both. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. These charges would harm our operating results. We have previously recognized restructuring and other charges associated with these activities including $49.5 million of restructuring charges recognized in the six months ended October 25, 2013. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the same.

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

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our existing general liability insurance coverage and coverage for errors and omissions may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims, or our insurers may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 25, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 27, 2013 – August 23, 2013	2,682	$41.81	161,375	$2,044.7
August 24, 2013 – September 20, 2013	920	$41.70	162,295	2,006.3
September 21, 2013 – October 25, 2013	—	$—	162,295	2,006.3

Total	3,602	$41.78	162,295	2,006.3

(1)

As of October 25, 2013, our Board of Directors had authorized the repurchase of up to $7.1 billion of our common stock under a stock repurchase program, including an increase of $1.6 billion approved by our Board of Directors in May 2013. Since the May 13, 2003 inception of this program through October 25, 2013, we repurchased a total of 162.3 million shares of our common stock at an average price of $31.53 per share, for an aggregate purchase price of $5.1 billion. As of October 25, 2013, the remaining authorized amount for stock repurchases under this program was $2.0 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

Item 3.   Defaults upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.   Other Information.

None

Item 6.   Exhibits.

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ NICHOLAS R. NOVIELLO
Nicholas R. Noviello
Executive Vice President and
Chief Financial Officer

Dated: November 26, 2013

EXHIBIT INDEX

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Company, as amended.	—	—	—	—

3.2	Bylaws of the Company, as amended.	—	—	—	—

10.1	The Company’s Amended and Restated 1999 Stock Option Plan, as amended and restated through July 31, 2013.	Proxy Statement	000-27130	Appendix A	August 2, 2013

10.2	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective July 31, 2013.	Proxy Statement	000-27130	Appendix B	August 2, 2013

10.3	Form of Stock Option Agreement approved for use under the Company’s Amended and Restated 1999 Stock Option Plan.	—	—	—	—

10.4	Form of Restricted Stock Unit Agreement approved for use under the Company’s Amended and Restated 1999 Stock Option Plan.	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—