Form 10-Q
period 2014-01-24
NetApp, Inc.
filed 2014-02-26
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2014

or

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

As of February 18, 2014, there were 331,275,224 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2014 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go Further, Faster, ASUP, AutoSupport, Campaign Express, Clustered Data ONTAP, Customer Fitness, CyberSnap, Data ONTAP, DataFort, DataMotion, FilerView, Fitness, Flash Accel, Flash Cache, Flash Pool, FlashRay, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, GetSuccessful, LockVault, Manage ONTAP, Mars, MetroCluster, MultiStore, Network Appliance, the Network Appliance logo, OnCommand, ONTAP, ONTAPI, RAID-DP, SANtricity, SecureShare, Simplicity, Simulate ONTAP, Snap Creator, SnapCopy, SnapDrive, SnapIntegrator, SnapLock, SnapManager, SnapMirror, SnapMover, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, StorageGRID, Tech OnTap, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 24, 2014	April 26, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,152.7	$3,277.1
Short-term investments	2,916.6	3,675.5
Accounts receivable, net of allowances of $2.2 million and $4.2 million as of January 24, 2014 and April 26, 2013, respectively	584.3	800.9
Inventories	118.2	139.5
Other current assets	457.6	525.2

Total current assets	6,229.4	8,418.2
Property and equipment, net	1,128.6	1,170.9
Goodwill	988.1	988.1
Purchased intangible assets, net	136.1	180.6
Other non-current assets	518.4	484.6

Total assets	$9,000.6	$11,242.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186.6	$259.7
Accrued compensation and related benefits	296.9	348.0
Other current liabilities	374.0	401.8
Current portion of long-term debt	0.0	1,257.8
Short-term deferred revenue	1,566.3	1,563.3

Total current liabilities	2,423.8	3,830.6
Long-term debt	995.2	994.6
Other long-term liabilities	272.7	253.5
Long-term deferred revenue	1,393.0	1,446.2

Total liabilities	5,084.7	6,524.9

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.001 par value, (333.2 and 460.9 shares issued as of January 24, 2014 and April 26, 2013, respectively)	0.3	0.5
Additional paid-in capital	3,908.9	4,738.9
Treasury stock, at cost (no shares and 104.3 shares as of January 24, 2014 and April 26, 2013, respectively)	0.0	(2,927.4)
Retained earnings	0.0	2,896.8
Accumulated other comprehensive income	6.7	8.7

Total stockholders’ equity	3,915.9	4,717.5

Total liabilities and stockholders’ equity	$9,000.6	$11,242.4

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Revenues:
Product	$1,015.0	$1,060.7	$2,901.1	$2,954.5
Software entitlements and maintenance	227.0	228.6	687.3	666.5
Service	368.0	340.8	1,087.7	994.9

Net revenues	1,610.0	1,630.1	4,676.1	4,615.9

Cost of revenues:
Cost of product	450.7	512.5	1,323.9	1,442.0
Cost of software entitlements and maintenance	7.7	7.3	22.7	20.9
Cost of service	149.3	145.4	452.4	424.1

Total cost of revenues	607.7	665.2	1,799.0	1,887.0

Gross profit	1,002.3	964.9	2,877.1	2,728.9

Operating expenses:
Sales and marketing	475.9	493.5	1,423.2	1,464.6
Research and development	230.3	215.6	686.6	660.8
General and administrative	69.4	66.2	207.3	198.4
Restructuring and other charges	0.0	0.0	49.5	0.0
Acquisition-related expense	0.0	1.7	0.0	1.7

Total operating expenses	775.6	777.0	2,366.6	2,325.5

Income from operations	226.7	187.9	510.5	403.4
Other income (expense), net:
Interest income	7.9	10.3	26.4	32.1
Interest expense	(6.7)	(24.0)	(29.7)	(63.7)
Other income, net	1.7	1.6	6.9	5.9

Total other income (expense), net	2.9	(12.1)	3.6	(25.7)

Income before income taxes	229.6	175.8	514.1	377.7
Provision for income taxes	37.5	17.7	73.6	46.2

Net income	$192.1	$158.1	$440.5	$331.5

Net income per share:
Basic	$0.57	$0.44	$1.28	$0.91

Diluted	$0.55	$0.43	$1.25	$0.90

Shares used in net income per share calculations:
Basic	339.4	359.5	343.7	362.5

Diluted	346.2	364.7	351.7	368.1

Cash dividends declared per share	$0.15	$0.00	$0.45	$0.00

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Net income	$192.1	$158.1	$440.5	$331.5

Other comprehensive income (loss):
Foreign currency translation adjustments	(2.7)	1.5	0.9	(0.1)
Defined benefit obligation adjustments	0.1	0.0	0.3	0.2
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	1.6	(1.9)	(2.4)	4.7
Income tax effect on unrealized holding gains (losses)	0.1	0.3	1.1	0.0
Reclassification adjustments for losses (gains) included in net income	0.0	0.1	(1.1)	(0.5)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	1.5	(2.7)	(2.0)	(1.8)
Reclassification adjustments for losses (gains) included in net income	(0.2)	3.1	1.2	1.2

Other comprehensive income (loss)	0.4	0.4	(2.0)	3.7

Comprehensive income	$192.5	$158.5	$438.5	$335.2

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 24, 2014	January 25, 2013
Cash flows from operating activities:
Net income	$440.5	$331.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252.0	255.5
Stock-based compensation	205.8	211.5
Accretion of discount and issuance costs on debt	9.2	44.0
Deferred income taxes	(30.9)	(57.9)
Excess tax benefit from stock-based compensation	(33.4)	(53.0)
Other non-cash items, net	(0.7)	49.6
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	213.4	193.1
Inventories	21.3	(11.4)
Other operating assets	78.3	(59.3)
Accounts payable	(69.8)	(16.0)
Accrued compensation and other current liabilities	(94.5)	(35.1)
Deferred revenue	(27.0)	62.7
Other operating liabilities	15.9	15.5

Net cash provided by operating activities	980.1	930.7

Cash flows from investing activities:
Purchases of investments	(701.3)	(1,548.3)
Maturities, sales and collections of investments	1,464.0	1,752.4
Purchases of property and equipment	(165.4)	(239.7)
Acquisition of business, net of cash acquired	0.0	(89.4)
Other investing activities, net	2.6	3.0

Net cash provided by (used in) investing activities	599.9	(122.0)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	191.8	95.5
Repurchase of common stock and forward contract	(1,507.0)	(410.0)
Excess tax benefit from stock-based compensation	33.4	53.0
Repayment of long-term debt	(1,264.9)	0.0
Issuance of long-term debt, net	0.0	987.3
Dividends paid	(153.1)	0.0
Other financing activities, net	(7.5)	(0.7)

Net cash provided by (used in) financing activities	(2,707.3)	725.1

Effect of exchange rate changes on cash and cash equivalents	2.9	(1.9)
Net increase (decrease) in cash and cash equivalents	(1,124.4)	1,531.9
Cash and cash equivalents:
Beginning of period	3,277.1	1,549.8

End of period	$2,152.7	$3,081.7

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

2.  Condensed Consolidated Financial Statements

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. Every quarter of fiscal 2014 and 2013 was a 13-week period.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 26, 2013 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 2013. The results of operations for the three and nine months ended January 24, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

3.  Significant Accounting Policies

There have been no significant changes in our significant accounting policies as of and for the nine months ended January 24, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 26, 2013.

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

4.  Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Nine Months Ended
	January 24, 2014	January 25, 2013
Non-cash Investing and Financing Activities:
Reclassification of equity component of Convertible Notes	$0.0	$62.6
Acquisition of property and equipment outstanding in accounts payable	$25.7	$30.4
Acquisition of software through long-term financing	$11.4	$0.8
Vested options assumed in acquisition	$0.0	$1.2
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$39.5	$33.9
Interest paid, net of capitalized interest	$35.0	$22.6

5.  Business Combination

On November 14, 2012, we acquired all of the outstanding shares of CacheIQ, Inc., a privately-held storage solutions company based in Texas, for $89.8 million in cash and $1.2 million in equity. This acquisition provides us with technology that extends our capabilities to support non-disruptive operations for enterprise data center environments. We will integrate this technology into our product offerings over time.

Following are the fair value of assets acquired and liabilities assumed as of the closing date (in millions):

Cash	$0.4
Other current assets	4.0
Finite-lived intangible assets	22.0
Goodwill	72.9
Other assets	0.9

Total assets acquired	100.2
Current liabilities	(0.5)
Deferred income taxes	(8.7)

Total purchase price	$91.0

The results of operations of CacheIQ have been included in our condensed consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

6.  Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	January 24, 2014			April 26, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$283.0	$(148.3)	$134.7	$312.4	$(134.9)	$177.5
Customer contracts/relationships	9.6	(8.9)	0.7	54.7	(53.1)	1.6
Trademarks and trade names	2.9	(2.3)	0.6	9.9	(8.9)	1.0
Covenants not to compete	1.6	(1.5)	0.1	2.2	(1.7)	0.5

Total purchased intangible assets	$297.1	$(161.0)	$136.1	$379.2	$(198.6)	$180.6

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013	Statements of Operations Classifications
Developed technology	$14.2	$13.9	$42.8	$41.8	Cost of revenues
Customer contracts/relationships	0.3	6.3	1.0	18.9	Operating expenses
Trademarks and trade names	0.1	1.1	0.3	3.1	Operating expenses
Covenants not to compete	0.1	0.1	0.4	0.5	Operating expenses

	$14.7	$21.4	$44.5	$64.3

As of January 24, 2014, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2014	$14.7
2015	57.8
2016	53.6
2017	6.7
2018	3.3

Total	$136.1

7.  Balance Sheet Details

Cash and cash equivalents (in millions):

	January 24, 2014	April 26, 2013
Cash	$1,989.8	$1,634.7
Cash equivalents	162.9	1,642.4

Cash and cash equivalents	$2,152.7	$3,277.1

Inventories (in millions):

	January 24, 2014	April 26, 2013
Purchased components	$18.9	$16.3
Finished goods	99.3	123.2

Inventories	$118.2	$139.5

Other current assets (in millions):

	January 24, 2014	April 26, 2013
Prepaid expenses and other current assets	$210.6	$271.5
Deferred tax assets	247.0	253.7

Other current assets	$457.6	$525.2

Property and equipment, net (in millions):

	January 24, 2014	April 26, 2013
Land and land improvements	$265.7	$265.5
Buildings and building improvements	540.6	534.8
Leasehold improvements	102.3	100.3
Computer, production, engineering and other equipment	759.0	714.0
Software	429.4	422.6
Furniture and fixtures	86.1	82.2
Construction-in-progress	61.2	19.9

	2,244.3	2,139.3
Accumulated depreciation and amortization	(1,115.7)	(968.4)

Property and equipment, net	$1,128.6	$1,170.9

Software includes capitalized internal-use software development costs with a net book value as follows (in millions):

	January 24, 2014	April 26, 2013
Computer software	$119.9	$162.5

Other non-current assets (in millions):

	January 24, 2014	April 26, 2013
Auction rate securities	$40.4	$42.0
Deferred tax assets	224.3	200.4
Other assets	253.7	242.2

Other non-current assets	$518.4	$484.6

Short-term and long-term deferred revenue (in millions):

	January 24, 2014	April 26, 2013
Product	$32.4	$15.7
Software entitlements and maintenance and service	2,926.9	2,993.8

Total	$2,959.3	$3,009.5

Reported as:
Short-term	$1,566.3	$1,563.3
Long-term	1,393.0	1,446.2

Total	$2,959.3	$3,009.5

8.  Financial Instruments and Fair Value Measurements

The accounting guidance for fair value measurements provides a framework for measuring fair value on either a recurring or nonrecurring basis, whereby the inputs used in our valuation techniques are assigned a hierarchical level. The following are the three levels of inputs to measure fair value:

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

Investments

The following is a summary of our investments (in millions):

	January 24, 2014				April 26, 2013
		Gross Unrealized				Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$2,433.8	$11.5	$(0.7)	$2,444.6	$3,132.8	$14.9	$(0.6)	$3,147.1
U.S. Treasury and government debt securities	249.3	0.3	0.0	249.6	392.8	0.9	0.0	393.7
Commercial paper	237.2	0.0	0.0	237.2	178.5	0.0	0.0	178.5
Certificates of deposit	135.0	0.0	0.0	135.0	135.4	0.1	0.0	135.5
Money market funds	13.1	0.0	0.0	13.1	1,463.1	0.0	0.0	1,463.1
Auction rate securities	41.9	0.0	(1.5)	40.4	44.2	0.5	(2.7)	42.0
Equity funds	32.5	0.0	0.0	32.5	28.3	0.0	0.0	28.3

Total debt and equity securities	$3,142.8	$11.8	$(2.2)	$3,152.4	$5,375.1	$16.4	$(3.3)	$5,388.2

The unrealized losses on our available-for-sale investments were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have currently concluded that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of January 24, 2014.

The following table presents the contractual maturities of our debt investments as of January 24, 2014 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,155.4	$1,157.5
Due in one through five years	1,750.1	1,759.1
Due after ten years*	41.9	40.4

	$2,947.4	$2,957.0

*	Consists of auction rate securities (ARSs) which have contractual maturities of greater than 10 years.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of January 24, 2014 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$2,444.6	$0.0	$2,444.6	$0.0
U.S. Treasury and government debt securities	249.6	180.5	69.1	0.0
Commercial paper	237.2	0.0	237.2	0.0
Certificates of deposit	135.0	0.0	135.0	0.0
Money market funds	13.1	13.1	0.0	0.0
Auction rate securities	40.4	0.0	0.0	40.4
Equity funds	32.5	32.5	0.0	0.0
Foreign currency contracts	2.4	0.0	2.4	0.0

Total	$3,154.8	$226.1	$2,888.3	$40.4

Liabilities
Foreign currency contracts	$2.0	$0.0	$2.0	$0.0

The following table summarizes the balance sheet classifications of our financial assets and liabilities measured at fair value on a recurring basis as of January 24, 2014 (in millions):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$162.9	$13.1	$149.8	$0.0
Short-term investments	2,916.6	180.5	2,736.1	0.0
Other current assets	6.2	3.8	2.4	0.0
Other non-current assets	69.1	28.7	0.0	40.4

Total	$3,154.8	$226.1	$2,888.3	$40.4

Liabilities
Other current liabilities	$2.0	$0.0	$2.0	$0.0

Level 2 investments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing providers’ models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of January 24, 2014, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Quantitative information about our Level 3 fair value measurements is as follows (fair value in millions):

	Estimated Fair Value as of January 24, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted average)

ARSs	$40.4	Discounted cash flow	Time-to-economic maturity	6.7 yrs. –10.6 yrs. (8.2 yrs.)
			Illiquidity premium	1.5% - 3.3% (2.3%)
			Coupon rate	1.1% - 2.7% (1.9%)

		Market comparable securities	Discount rate	2.0% - 4.0% (2.8%)

All of our ARSs are classified as other non-current assets and are backed by pools of student loans guaranteed by the U.S. Department of Education. We estimate the fair value of each individual ARS using an income (discounted cash flow) and market approach that incorporate both observable and unobservable inputs. Key inputs into the discounted cash flow analysis include the time-to-economic maturity, illiquidity premium, which factors in liquidity risk, market credit spread and other factors, and a coupon rate. The key input into the market approach is a discount rate. A significant increase (decrease) in the time-to-economic maturity, liquidity risk premium, market credit spread and other factors, coupon rate or discount rate could result in a significantly lower (higher) fair value estimate. We review the fair value of our Level 3 financial instruments for overall reasonableness by reviewing service provider pricing methodologies, key inputs and assumptions and by understanding the processes used by our third-party service provider. We will continue to monitor our ARS investments in light of the debt market environment and evaluate these investments for impairment and classification.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 ARSs measured at fair value on a recurring basis using significant unobservable inputs (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Balance at beginning of period	$39.5	$46.5	$42.0	$51.0
Total unrealized gains, net included in other comprehensive income (loss)	0.9	0.0	0.7	0.5
Total realized gains included in earnings	0.0	0.7	0.7	0.7
Sales	0.0	0.0	(3.0)	0.0
Settlements	0.0	(5.0)	0.0	(10.0)

Balance at end of period	$40.4	$42.2	$40.4	$42.2

Fair Value of Debt

As of January 24, 2014, the fair value of our 2.00% Senior Notes and 3.25% Senior Notes (collectively referred to as Senior Notes) was approximately $983.7 million. The fair value of our debt was based on observable market prices in a less active market and discounted cash flow models that take into consideration variables such as credit-rating and interest rate changes. All of our debt obligations are categorized as Level 2 instruments.

9.  Financing Arrangements

Long-term Debt

The following table summarizes the carrying value of our long-term debt (in millions):

	January 24, 2014		April 26, 2013

	Amount	Effective Interest Rate	Amount	Effective Interest Rate
2.00% Senior Notes due 2017	$750.0	2.25%	$750.0	2.25%
3.25% Senior Notes due 2022	250.0	3.43%	250.0	3.43%
1.75% Convertible Notes due 2013	0.0	N/A	1,264.9	6.31%

Total principal amount	1,000.0		2,264.9
Less: Unamortized discount	(4.8)		(12.5)

Total debt	995.2		2,252.4
Less: Current portion	(0.0)		(1,257.8)

Total long-term portion	$995.2		$994.6

N/A - Not Applicable

Senior Notes

Our Senior Notes, issued in December 2012, are unsecured, unsubordinated obligations, which pay interest semi-annually on June 15 and December 15 and rank equally in right of payment with any future senior unsecured indebtedness. Interest expense associated with the Senior Notes was $6.2 million and $18.7 million for the three and nine months ended January 24, 2014, respectively, and was $3.1 million for each of the three and nine months ended January 25, 2013.

We may redeem the Senior Notes in whole or in part at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 24, 2014, we were in compliance with all covenants associated with the Senior Notes.

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

• Warrants: As of April 26, 2013, we had outstanding warrants for certain counterparties to acquire 39.7 million shares of our common stock at an exercise price of $41.28 per share. The warrants were exercisable on a series of days commencing on September 3, 2013 and ending on October 28, 2013. The number of warrants and exercise price were adjusted in July 2013 to 39.9 million and $41.12 per share, respectively, to reflect our July 2013 dividend. On October 17, 2013, the exercise price of the warrants then outstanding was further adjusted to $40.97 per share to reflect our October 2013 dividend. Through October 28, 2013, 31.9 million warrants were exercised and net settled with 1.1 million shares of our common stock equal to the difference between the market price on the date of exercise and the exercise price of the warrants on the respective exercise dates. No warrants were exercised during the three months ended January 24, 2014 as their exercise price exceeded the market value of our stock prior to their expiration during the quarter.

Interest Expense on Convertible Notes

The following table presents the amount of interest expense related to the Convertible Notes (in millions):

	Three Months Ended	Nine Months Ended
	January 25, 2013	January 24, 2014	January 25, 2013
Contractual coupon interest expense	$5.5	$2.5	$16.5
Amortization of debt discount	13.9	7.1	41.0
Amortization of debt issuance costs	1.2	0.6	3.6
Less capitalized interest	0.0	0.0	(1.1)

Total interest expense related to Convertible Notes	$20.6	$10.2	$60.0

No interest expense related to the Convertible Notes was recognized in the three months ended January 24, 2014 due to their maturity.

Debt Maturities

As of January 24, 2014, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2018	$750.0
Thereafter	250.0

Total	$1,000.0

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

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility terminates on December 21, 2017 if no extensions have been requested and contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of January 24, 2014, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	January 24, 2014	April 26, 2013
Other long-term financing arrangements	$14.8	$10.8
Less: current portion	(6.9)	(5.2)

Non-current portion of other long-term financing arrangements	$7.9	$5.6

10.  Stockholders’ Equity

Stock Options

The following table summarizes activity related to our stock options (in millions, except for exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 26, 2013	19.2	$31.27
Granted	2.7	38.28
Exercised	(5.7)	25.91
Forfeited and expired	(1.1)	42.04

Outstanding as of January 24, 2014	15.1	33.79	3.62	$176.6

Vested and expected to vest as of January 24, 2014	14.6	33.67	3.54	173.0

Exercisable as of January 24, 2014	10.7	31.86	2.77	145.9

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions, except per share information):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Weighted-average fair value per share granted	$10.34	$20.53	$9.88	$11.54
Intrinsic value of exercises	$20.9	$15.0	$81.3	$30.8
Proceeds received from exercises	$34.5	$15.8	$147.7	$35.3
Fair value of options vested	$10.6	$14.5	$36.0	$44.0

Restricted Stock Units

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 26, 2013	12.8	$38.36
Granted	6.3	38.67
Vested	(4.0)	38.20
Forfeited	(1.4)	39.23

Outstanding as of January 24, 2014	13.7	38.45

RSUs are converted into common stock upon vesting. We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Shares withheld for taxes	0.3	0.4	1.3	1.1
Fair value of shares withheld	$12.1	$12.2	$51.4	$34.8

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

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Weighted-average fair value per right granted	$11.03	$10.37	$10.83	$10.36
Shares issued under the ESPP	1.8	1.9	3.8	3.8
Proceeds from issuance of shares	$45.6	$46.8	$95.5	$95.0

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Cost of product revenues	$1.5	$1.4	$4.2	$4.7
Cost of service revenues	4.6	4.8	12.8	15.0
Sales and marketing	33.0	31.9	94.6	101.8
Research and development	23.6	20.8	66.6	63.8
General and administrative	9.2	8.4	27.6	26.2

Total stock-based compensation expense	$71.9	$67.3	$205.8	$211.5

As of January 24, 2014, total unrecognized compensation expense related to our equity awards was $449.3 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.5 years.

Total income tax benefits associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Nine Months Ended
	January 24, 2014	January 25, 2013
Income tax benefits associated with employee stock transactions	$22.5	$35.4

Valuation Assumptions

The fair value of each stock option and ESPP purchase right is estimated on the grant date using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Stock Options
	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Expected term in years	4.8	4.5	4.8	4.8
Risk-free interest rate	1.4%	0.6%	1.1%	0.6%
Volatility	32%	43%	34%	42%
Dividend yield	1.6%	0.0%	1.6%	0.0%

	ESPP
	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Expected term in years	1.2	1.2	1.2	1.2
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Volatility	30%	41%	31%	40%
Dividend yield	1.6%	0.0%	1.6%	0.0%

The weighted-average assumptions used to value RSUs are summarized as follows:

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Grant date fair value per share	$39.87	$30.69	$38.67	$29.45
Expected dividend	1.6%	0.0%	1.6%	0.0%

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

Stock Repurchase Program

As of January 24, 2014, our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the nine months ended January 24, 2014 (in millions, except per share information):

Number of shares repurchased	37.6
Average price per share	$40.04
Aggregate purchase price	$1,507.0
Remaining authorization at end of period	$1,499.2

The aggregate purchase price of our stock repurchases for the nine months ended January 24, 2014 consisted of $750.0 million under an accelerated share repurchase agreement (ASR) and $757.0 million of open market purchases, for which collectively $585.7 million and $921.3 million was allocated to additional paid-in capital and retained earnings, respectively.

During the nine months ended January 24, 2014, we retired 104.3 million shares of common stock repurchased in prior years and previously reported as treasury stock, resulting in reductions of $0.1 million in common stock (par value), $614.0 million in additional paid-in capital and $2,313.3 million in retained earnings.

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

Dividends

During the nine months ended January 24, 2014, we declared and paid quarterly cash dividends of $0.15 per share of outstanding common stock, or an aggregate of $153.1 million, of which $50.4 million and $102.7 million was allocated to additional paid-in capital and retained earnings, respectively. On February 12, 2014, we declared a cash dividend of $0.15 per share of common stock, payable on April 22, 2014 to holders of record as of the close of business on April 10, 2014. No dividends were declared or paid during the nine months ended January 25, 2013. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings

A reconciliation of retained earnings for the nine months ended January 24, 2014 is as follows (in millions):

Balance as of April 26, 2013	$2,896.8
Net income	440.5
Repurchases of common stock	(921.3)
Retirement of treasury stock	(2,313.3)
Dividends	(102.7)

Balance as of January 24, 2014	$0.0

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) by component, net of tax, for the nine months ended January 24, 2014 are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains on Available- for-Sale Securities	Unrealized Gains on Derivative Instruments	Total
Balance as of April 26, 2013	$2.0	$(5.7)	$11.4	$1.0	$8.7

Other comprehensive income (loss) (OCI) before reclassifications	0.9	0.3	(1.3)	(2.0)	(2.1)
Amounts reclassified from AOCI, net of tax	0.0	0.0	(1.1)	1.2	0.1

Net OCI	0.9	0.3	(2.4)	(0.8)	(2.0)

Balance as of January 24, 2014	$2.9	$(5.4)	$9.0	$0.2	$6.7

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
OCI Components	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Statements of Operations Location
Realized losses (gains) on available-for-sale securities	$0.0	$0.1	$(1.1)	$(0.5)	Other income (expense), net
Realized losses (gains) on cash flow hedges	(0.2)	3.1	1.2	1.2	Net revenues

Total reclassifications	$(0.2)	$3.2	$0.1	$0.7

11.  Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. All contracts have a maturity of less than six months. The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 24, 2014	April 26, 2013
Cash Flow Hedges
Forward contracts purchased	$188.8	$108.4
Balance Sheet Contracts
Forward contracts sold	148.4	158.2
Forward contracts purchased	340.5	358.4

We have master netting arrangements in place to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 24, 2014 and April 26, 2013. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented.

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our condensed consolidated statements of operations is presented in the condensed consolidated statements of comprehensive income and Note 10.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
	Gain Recognized into Income		Gain Recognized into Income
Foreign currency exchange forward contracts	$1.0	$0.0	$1.8	$6.2

12.  Restructuring and Other Charges

In May 2013, we initiated a business restructuring plan under which we realigned internal resources, resulting in a reduction of our global workforce of approximately 7%. Such activities have been substantially completed as of January 24, 2014. Restructuring and other charges during the nine months ended January 24, 2014 consisted primarily of employee severance-related costs.

Activities related to this plan for the nine months ended January 24, 2014 were as follows (in millions):

Total
Net charges	$49.5
Cash payments	(48.9)

Balance as of January 24, 2014	$0.6

The reserve balance as of January 24, 2014 is included in accrued compensation and related benefits in our condensed consolidated balance sheet.

13.  Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 24, 2014	January 25, 2013
Effective tax rates	14.3%	12.2%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

As of January 24, 2014, we had $207.8 million of unrecognized tax benefits, of which $148.6 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $135.8 million, including penalties and interest, would affect our provision for income taxes if recognized. During the nine months ended January 24, 2014, there was a gross increase in our unrecognized tax benefits of $20.9 million for tax positions related to the current year, and a gross increase of $1.8 million and gross decrease, including settlements and statute lapses, of $4.5 million for tax positions related to prior years.

Our fiscal 2005 through 2007 income tax returns are currently under audit by the IRS. In September 2012, we reached a tentative agreement with the IRS field examination team on certain transfer pricing matters under appeals, and in July 2013, we received a revised Revenue Agent’s Report (RAR) from the IRS. We are currently in the process of preparing for the review of the revised RAR by certain higher authorities within the IRS and the Joint Committee on Taxation. In February 2012, the IRS commenced an examination of our fiscal 2008 through fiscal 2010 income tax returns. Our open years in U.S. federal jurisdictions are fiscal 2005 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. In January 2014, the California Franchise Tax Board temporarily closed the audit of our fiscal 2007 and 2008 income tax returns and will reopen the audit upon the conclusion of the applicable federal IRS audits.

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

In April 2010, our Dutch subsidiary received a favorable tax ruling from the Dutch tax authorities, effective May 1, 2010, that replaces the previous Dutch tax ruling that expired on April 30, 2010. This ruling results in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2015.

14.  Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Numerator:
Net income	$192.1	$158.1	$440.5	$331.5

Denominator:
Shares used in basic computation	339.4	359.5	343.7	362.5
Dilutive potential shares related to employee equity award plans	6.8	5.1	7.0	5.1
Dilutive impact of assumed conversion of Convertible Notes	0.0	0.1	0.7	0.5
Dilutive impact of warrants	0.0	0.0	0.3	0.0

Shares used in diluted computation	346.2	364.7	351.7	368.1

Net Income per Share:
Basic	$0.57	$0.44	$1.28	$0.91

Diluted	$0.55	$0.43	$1.25	$0.90

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Employee equity award plans	5.7	15.0	6.5	16.4

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Americas (United States, Canada and Latin America)	$838.7	$882.8	$2,596.4	$2,581.2
Europe, Middle East and Africa	546.9	528.6	1,439.9	1,405.6
Asia Pacific	224.4	218.7	639.8	629.1

Net revenues	$1,610.0	$1,630.1	$4,676.1	$4,615.9

Americas revenues consist of Americas commercial and U.S. public sector revenues. Sales to customers inside the United States comprised $734.6 million and $778.9 million of Americas net revenues during the three months ended January 24, 2014 and January 25, 2013, respectively, and $2,308.1 million and $2,287.9 million of Americas net revenues during the nine months ended January 24, 2014 and January 25, 2013, respectively. Sales to Germany accounted for $163.8 million of net revenues for the three months ended January 25, 2013. No single foreign country accounted for 10% or more of our net revenues for any other period presented.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents, restricted cash and investments held in the United States and internationally in various foreign subsidiaries (in millions):

	January 24, 2014	April 26, 2013
United States	$1,010.3	$3,419.3
International	4,111.0	3,586.8

Total	$5,121.3	$7,006.1

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 24, 2014	April 26, 2013
United States	$1,043.6	$1,076.3
International	85.0	94.6

Total	$1,128.6	$1,170.9

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Arrow Electronics, Inc.(1)	20%	18%	21%	19%
Avnet, Inc.(1)	15%	15%	16%	15%

(1)

Net revenues for Arrow Electronics, Inc. for the nine months ended January 25, 2013 have been corrected from 18% previously disclosed to 19%. Net revenues for Avnet, Inc. for each of the three and nine months ended January 25, 2013 have been corrected from 14% previously disclosed to 15%.

The following customers accounted for 10% or more of net accounts receivable:

April 26, 2013
Arrow Electronics, Inc.	16%
Avnet, Inc.	14%

No customer accounted for 10% or more of net accounts receivable as of January 24, 2014.

16.  Commitments and Contingencies

Operating Lease Commitments

As of January 24, 2014, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $216.1 million.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. As of January 24, 2014, we had $240.2 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product revenues. As of January 24, 2014 and April 26, 2013, such liability amounted to $15.4 million and $9.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of January 24, 2014, we had $44.1 million in capital purchase commitments and $203.2 million in other purchase commitments.

Product Warranties

We provide customers a warranty on software of ninety days to five years and a warranty on hardware of one to five years. The following table summarizes our warranty reserves (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Beginning balance	$116.0	$111.8	$117.2	$83.1
Expense accrued during the period	21.1	23.5	59.4	74.3
Warranty costs incurred	(20.0)	(18.5)	(59.5)	(40.6)

Ending balance	$117.1	$116.8	$117.1	$116.8

Our warranty reserves were reported in our condensed consolidated balance sheets as follows (in millions):

	January 24, 2014	April 26, 2013
Other current liabilities	$79.8	$81.6
Other long-term liabilities	37.3	35.6

Total	$117.1	$117.2

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

The following schedule of financing guarantees represents the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue (in millions):

	January 24, 2014	April 26, 2013
Maximum guaranteed payment contingencies	$218.0	$182.4
Deferred revenue associated with financing guarantees	(203.8)	(168.6)

Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$14.2	$13.8

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of January 24, 2014 related to such matters as they are not probable and/or reasonably estimable.

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

Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Net revenues	$1,610.0	$1,630.1	$4,676.1	$4,615.9
Gross profit	$1,002.3	$964.9	$2,877.1	$2,728.9
Gross profit margin percentage	62.3%	59.2%	61.5%	59.1%
Income from operations	$226.7	$187.9	$510.5	$403.4
Income from operations as a percentage of net revenues	14.1%	11.5%	10.9%	8.8%
Net income	$192.1	$158.1	$440.5	$331.5
Diluted income per share	$0.55	$0.43	$1.25	$0.90
Operating cash flows	$331.8	$365.1	$980.1	$930.7

	January 24, 2014	April 26, 2013
Deferred revenue	$2,959.3	$3,009.5
Days sales outstanding (DSO)	33	42

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

Dividends and Stock Repurchase Program Activity

In May 2013, our Board of Directors approved a $1.6 billion increase to our stock repurchase program under which during the nine months ended January 24, 2014 we repurchased 37.6 million shares of our common stock at an average price of $40.04 per share, for an aggregate of $1.5 billion. We also declared quarterly cash dividends of $0.15 per share of common stock in fiscal 2014, for which we paid an aggregate of $153.1 million during the nine months ended January 24, 2014.

Restructuring and Other Charges

In May 2013, we initiated a business restructuring plan under which we realigned internal resources, resulting in a reduction of our global workforce by approximately 7%. We substantially completed such activities in the three months ended January 24, 2014. The costs associated with the plan consisted of $49.5 million of employee severance costs.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material.

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

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Revenues:
Product	63.0%	65.1%	62.0%	64.0%
Software entitlements and maintenance	14.1	14.0	14.7	14.4
Service	22.9	20.9	23.3	21.6

Net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	28.0	31.4	28.3	31.2
Cost of software entitlements and maintenance	0.5	0.5	0.5	0.5
Cost of service	9.2	8.9	9.7	9.2

Gross profit	62.3	59.2	61.5	59.1

Operating expenses:
Sales and marketing	29.6	30.3	30.4	31.7
Research and development	14.3	13.2	14.7	14.3
General and administrative	4.3	4.1	4.4	4.3
Acquisition-related expense	—	0.1	1.1	—

Total operating expenses	48.2	47.7	50.6	50.3

Income from operations	14.1	11.5	10.9	8.8
Other income (expense), net	0.2	(0.7)	0.1	(0.6)

Income before income taxes	14.3	10.8	11.0	8.2
Provision for income taxes	2.4	1.1	1.6	1.0

Net income	11.9%	9.7%	9.4%	7.2%

Discussion and Analysis of Results of Operations

Overview

Net revenues for the three and nine months ended January 24, 2014 were $1,610.0 million, down $20.1 million, or 1%, and $4,676.1 million, up $60.2 million, or 1%, respectively, compared to the prior year. The decrease for the three months ended January 24, 2014 was primarily due to a decrease in product revenues, partially offset by an increase in hardware maintenance contract revenues. The increase for the nine months ended January 24, 2014 was primarily due to increases in hardware maintenance contract and software entitlements and maintenance (SEM) revenues, partially offset by a decrease in product revenues.

Gross profit as a percentage of net revenues increased 3% and 2% during the three and nine months ended January 24, 2014, respectively, compared to the same periods in the prior year, primarily due to lower unit materials costs due to supply chain efficiencies, partially offset by a lower average selling price (ASP) for total configured systems. Additionally, gross profit was favorably impacted by lower OEM revenues.

Sales and marketing, research and development, and general and administrative expenses for the three and nine months ended January 24, 2014 totaled $775.6 million, up 1% as a percentage of net revenues, and $2,317.1 million, down 1% as a percentage of net revenues, respectively, compared to the same periods in the prior year. The increase during the three months ended January 24, 2014 was primarily due to increased incentive compensation and the decrease during the nine months ended January 24, 2014, reflects cost control programs implemented in fiscal 2014, partially offset by an increase in incentive compensation.

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Net revenues	$1,610.0	$1,630.1	(1)%	$4,676.1	$4,615.9	1%

The decrease in net revenues for the three months ended January 24, 2014 was primarily due to a decrease in product revenues of $45.7 million, partially offset by an increase in service revenues of $27.2 million. The decrease in product revenues was primarily due to a $43.3 million decrease in OEM product revenues. Product revenues comprised 63% of net revenues for the three months ended January 24, 2014 compared to 65% of net revenues for the three months ended January 25, 2013.

The increase in net revenues for the nine months ended January 24, 2014 was primarily due to increases in service and SEM revenues of $92.8 million and $20.8 million, respectively, partially offset by a decrease in product revenues of $53.4 million. The decrease in product revenues was due to a $142.8 million decrease in OEM product revenues, partially offset by an $89.4 million increase in branded product revenues. Product revenues comprised 62% of net revenues for the nine months ended January 24, 2014 compared to 64% of net revenues for the nine months ended January 25, 2013.

Sales through our indirect channels represented 83% and 82% of net revenues for the three and nine months ended January 24, 2014, respectively, compared to 81% and 80% of net revenues for the three and nine months ended January 25, 2013, respectively. Included in indirect channel sales were $157.3 million and $474.9 million of OEM revenue during the three and nine months ended January 24, 2014, respectively, compared to $203.2 million and $621.7 million during the three and nine months ended January 25, 2013, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013

Arrow Electronics, Inc.(1)	20%	18%	21%	19%
Avnet, Inc.(1)	15%	15%	16%	15%

(1)

Net revenues for Arrow Electronics, Inc. for the nine months ended January 25, 2013 have been corrected from 18% previously disclosed to 19%. Net revenues for Avnet, Inc. for each of the three and nine months ended January 25, 2013 have been corrected from 14% previously disclosed to 15%.

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Product revenues	$1,015.0	$1,060.7	(4)%	$2,901.1	$2,954.5	(2)%

Product revenues consist of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $569.1 million decreased by $31.2 million, or 5%, during the three months ended January 24, 2014 compared to the same period in the prior year, primarily due to decreases in the 2000 and 6000 series systems revenues, partially offset by an increase in E-series configured revenues. Total configured systems unit volume decreased 3% during the three months ended January 24, 2014 compared to the same period in the prior year. Unit volume of the 2000 and 6000 series decreased, while unit volume of the E-series and 3000 series systems increased, reflecting a shift in demand from older 2000 series systems to newer 3000 series systems, increased demand for the E-series platform and a change in customer mix. The overall ASP of total configured systems decreased during the three months ended January 24, 2014 compared to the same period in the prior year, as a result of decreases in the 2000, 3000 and 6000 series ASPs due to a shift in product mix, partially offset by an increase in E-series ASP.

Non-configured product revenues of $446.0 million decreased $14.5 million, or 3%, during the three months ended January 24, 2014 compared to the same period in the prior year. This decrease was primarily due to lower revenue from non-configured OEM products, which declined 24%, partially offset by an 11% increase in add-on storage revenues.

Total configured system revenues of $1,655.2 million increased by $52.4 million, or 3%, during the nine months ended January 24, 2014 compared to the same period in the prior year, primarily due to increases in the E-Series, 3000 and 6000 series systems revenues, partially offset by a decrease in the 2000 series systems revenues. Total configured systems unit volume increased 3% during the nine months ended January 24, 2014 compared to the same period in the prior year primarily as a result of unit increases in the E-series, 3000 and 6000 series systems, partially offset by a decrease in the 2000 series systems reflecting a shift in demand from the older 2000 series systems to newer 3000 series and increased demand for the E-series and 6000 series systems. The overall ASP of total configured systems decreased during the nine months ended January 24, 2014 compared to the same period in the prior year, partially offsetting the volume increases. The lower ASP was primarily in the 2000 and 3000 series due to a shift in product mix.

Non-configured product revenues of $1,245.9 million decreased $105.9 million, or 8%, during the nine months ended January 24, 2014 compared to the same period in the prior year. This decrease was primarily due to lower revenue from non-configured OEM products, which declined 25%.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This can cause a wide variation in product configurations that can significantly impact revenues, cost of revenues and gross profits. Pricing changes, discounting practices, product competition, foreign currency, unit volumes, customer mix, natural disasters and product materials costs can also impact revenues, cost of revenues and/or gross profits. Disks are a significant component of our storage systems. Industry disk pricing has fallen every year; however, when supplies are constrained, disk prices may increase. To the extent that disk prices increase or decrease, we intend to pass along those price increases or decreases to our customers over time, while working to maintain relatively constant profit margins on our disk drives. While our sales price per terabyte historically declines over time, improved system performance, increased capacity and software to manage this increased capacity have an offsetting favorable impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Software entitlements and maintenance revenues	$227.0	$228.6	(1)%	$687.3	$666.5	3%

SEM revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, as well as bug fixes and patch releases.

The decrease in SEM revenues for the three months ended January 24, 2014 was due to lower aggregate deferred contract values. The increase in SEM revenues for the nine months ended January 24, 2014 was due to increases in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Service revenues	$368.0	$340.8	8%	$1,087.7	$994.9	9%

Service revenues include hardware maintenance, professional services, and educational and training services.

Hardware maintenance contract revenues comprised 78% and 77% of service revenues for the three and nine months ended January 24, 2014, respectively, compared to 75% and 73% for the three and nine months ended January 25, 2013, respectively. These revenues increased $31.1 million, or 12%, and $107.1 million, or 15% during the three and nine months ended January 24, 2014, respectively, compared to the same periods in the prior year, as a result of increases in the installed base and aggregate contract values under service contracts. Professional services and educational and training services comprised 22% and 23% of service revenues for the three and nine months ended January 24, 2014, respectively and 25% and 27% of service revenues for the three and nine months ended January 25, 2013, respectively.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Americas (United States, Canada and Latin America)	$838.7	$882.8	(5)%	$2,596.4	$2,581.2	1%
Europe, Middle East and Africa	546.9	528.6	3%	1,439.9	1,405.6	2%
Asia Pacific	224.4	218.7	3%	639.8	629.1	2%

Net revenues	$1,610.0	$1,630.1		$4,676.1	$4,615.9

Americas revenues consist of Americas commercial and U.S. public sector revenues. Sales to customers inside the United States comprised 88% of Americas net revenues during each of the three months ended January 24, 2014 and January 25, 2013, and 89% of Americas net revenues during each of the nine months ended January 24, 2014 and January 25, 2013. Sales to Germany accounted for $163.8 million of net revenues for the three months ended January 25, 2013. No single foreign country accounted for 10% or more of our net revenues for any other period presented.

Cost of Revenues

Our cost of revenues consists of three elements: (1) cost of product revenues, which includes the costs of manufacturing and shipping our storage products, amortization of purchased intangible assets, inventory write-downs, and warranty costs, (2) cost of SEM, which includes the costs of providing SEM and third-party royalty costs and (3) cost of service revenues, which includes costs associated with providing support activities for hardware, global support partnership programs, professional services and educational and training services.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Cost of product revenues	$450.7	$512.5	(12)%	$1,323.9	$1,442.0	(8)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points	Nine Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Materials cost	(10)	(6)
Warranty	—	(1)
Overhead	(1)	(1)
Other	(1)	—

Total change	(12)	(8)

Cost of product revenues represented 44% and 46% of product revenues for the three and nine months ended January 24, 2014, respectively, compared to 48% and 49% for the three and nine months ended January 25, 2013, respectively.

Materials cost represented 84% and 83% of product costs for the three months ended January 24, 2014 and January 25, 2013, respectively, and decreased $50.9 million from the prior year due to a decrease in average unit materials cost in the 2000, 3000 and 6000 platforms, reflecting increased supply chain efficiencies and favorable configuration mix. Additionally, materials cost was favorably impacted by a lower OEM product mix compared to the same period in the prior year. This decrease in materials cost also reflects a 3% volume decrease in configured systems and resulted in higher gross margins on products compared to the same period in the prior year.

Materials cost represented 83% of product costs in each of the nine months ended January 24, 2014 and January 25, 2013, and decreased $90.5 million from the prior year due to an overall decrease in average unit materials cost primarily in the 2000 and 6000 platforms, reflecting increased supply chain efficiencies and favorable configuration mix. Additionally, materials cost was favorably impacted by lower OEM product mix compared to the same period in the prior year. This decrease was partially offset by a 3% volume increase in configured systems, resulting in higher gross margins on products compared to the same period in the prior year. In addition, cost of product revenues was favorably impacted by a $15.0 million decrease in hardware-related warranty expense compared to the same period in the prior year.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Cost of software entitlements and maintenance revenues	$7.7	$7.3	5%	$22.7	$20.9	9%

Cost of SEM revenues represented 3% of SEM revenues for all periods presented. Cost of SEM revenues increases are primarily due to higher volume subject to royalty costs.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Cost of service revenues	$149.3	$145.4	3%	$452.4	$424.1	7%

Costs represented 41% and 43% of service revenues for the three months ended January 24, 2014 and January 25, 2013, respectively, and represented 42% and 43% of service revenues for the nine months ended January 24, 2014 and January 25, 2013, respectively. Increases in cost of service revenues during the three ended January 24, 2014 are primarily due to higher service logistics costs, and during the nine months ended January 24, 2014, higher service logistics and outsourced service provider costs.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation costs and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased $31.8 million, or 8%, and $33.9 million, or 3%, for the three and nine months ended January 24, 2014, respectively, compared to the same periods in the prior year primarily due to increases in incentive compensation reflecting stronger operating performance against goals.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Sales and marketing expenses	$475.9	$493.5	(4)%	$1,423.2	$1,464.6	(3)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. Sales and marketing expenses decreased due to the following:

	Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points	Nine Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Compensation costs	2	—
Outside services	(2)	(1)
Depreciation and amortization	(1)	(1)
Other	(3)	(1)

Total change	(4)	(3)

The increase in compensation costs during the three months ended January 24, 2014 is primarily due to higher incentive compensation compared to the same period in the prior year. The decrease in outside services during the three and nine months ended January 24, 2014 reflects lower spending on third party sales support. Depreciation and amortization expense decreased during the three and nine months ended January 24, 2014 due to certain intangible assets becoming fully amortized during fiscal 2013.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Research and development expenses	$230.3	$215.6	7%	$686.6	$660.8	4%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Research and development expense increased due to the following:

	Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points	Nine Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Compensation costs	7	3
Depreciation	1	1
Development projects	(1)	(1)
Other	—	1

Total change	7	4

The increase in compensation costs during the three months ended January 24, 2014 is primarily due to higher incentive compensation, and during the nine months ended January 24, 2014 is primarily due to higher salaries and incentive compensation. Depreciation expense during the three and nine months ended January 24, 2014 increased due to higher levels of investment in engineering equipment. The decrease in development projects expense during the three and nine months ended January 24, 2014 reflects lower spending on materials and services associated with engineering activities to develop new product lines and enhancements to existing products.

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

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
General and administrative expenses	$69.4	$66.2	5%	$207.3	$198.4	4%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expense increased due to the following:

	Three Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points	Nine Months Ended Fiscal 2014 to Fiscal 2013 Percentage Change Points
Compensation costs	9	5
Outside services	(2)	—
Professional and corporate legal fees	1	2
Bad debt expense	(2)	(2)
Other	(1)	(1)

Total change	5	4

The increase in compensation costs for the three months ended January 24, 2014 is primarily due to higher incentive compensation, and in the nine months ended January 24, 2014 higher salaries and incentive compensation. The decrease in outside services during the three months ended January 24, 2014 reflects lower spending levels on contractors and professional services, primarily legal services. Professional and corporate legal fees were higher during the three and nine months ended January 24, 2014 primarily due to higher spending on various legal activities. Bad debt expense for the three and nine months ended January 24, 2014 decreased $1.2 million and $3.7 million, respectively, compared to the same periods in the prior year.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Acquisition-related expense	$—	$1.7	(100)%	$—	$1.7	(100)%

During the three and nine months ended January 25, 2013, we incurred acquisition costs primarily related to severance costs associated with the termination of certain acquiree company employees.

Restructuring and other charges:

In May 2013, we initiated a business restructuring plan under which we realigned internal resources resulting in a reduction of our global workforce by approximately 7%. We recognized $49.5 million of employee severance costs in connection with the plan in the nine months ended January 24, 2014. We substantially completed such activities in the three months ended January 24, 2014 with no additional charges.

Other Income (Expense), Net

Interest Income (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Interest income	$7.9	$10.3	(23)%	$26.4	$32.1	(18)%

The decrease in interest income during the three and nine months ended January 24, 2014 was primarily due to a decrease in our investment portfolio as a result of the liquidation of some of our investments to repay our Convertible Notes.

Interest Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Interest expense	$(6.7)	$(24.0)	(72)%	$(29.7)	$(63.7)	(53)%

Interest expense, including the amortization of debt discount and issuance costs, is related to our Senior Notes and Convertible Notes as summarized below:

	Three Months Ended		Nine Months Ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Senior Notes	$6.2	$3.1	$18.7	$3.1
Convertible Notes	—	20.6	10.2	60.0

Total	$6.2	$23.7	$28.9	$63.1

The increase in interest expense related to our Senior Notes reflects their issuance in December 2012, and the decrease in interest expense related to our Convertible Notes reflects their maturity in June 2013.

Other Income, Net (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Other income, net	$1.7	$1.6	6%	$6.9	$5.9	17%

The increase in other income, net for the three months ended January 24, 2014 compared to the same period in the prior year is primarily due to higher net foreign exchange gains, partially offset by lower realized net gains on investments. The increase in other income, net for the nine months ended January 24, 2014 compared to the same period in the prior year is primarily due to higher unrealized net gains on investments, partially offset by lower net foreign exchange gains.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Provision for income taxes	$37.5	$17.7	112%	$73.6	$46.2	59%

Our effective tax rate for the three months ended January 24, 2014 was 16.3% compared to an effective tax rate of 10.1% for the three months ended January 25, 2013. Our effective tax rate for the nine months ended January 24, 2014 was 14.3% compared to an effective tax rate of 12.2% for the nine months ended January 25, 2013. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates during the three and nine months ended January 24, 2014 and January 25, 2013, respectively, were favorably impacted by the geographic mix of profits.

Our provision for income taxes increased for the three and nine months ended January 24, 2014 compared to the prior year primarily as a result of higher pre-tax income. Our effective tax rates increased for the three and nine months ended January 24, 2014 compared to the prior year primarily as a result of higher pre-tax income in the United States and the expiration of the federal research credit, partially offset by a higher discrete tax benefit from equity awards.

We continue to monitor the progress of various ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions, as further discussed in Note 13 of the accompanying condensed consolidated financial statements.

As of January 24, 2014, we had $207.8 million of unrecognized tax benefits, of which $148.6 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $135.8 million, including penalties and interest, would affect our provision for income taxes if recognized. During the nine months ended January 24, 2014, there was a gross increase in our unrecognized tax benefits of $20.9 million for tax positions related to the current year, and a gross increase of $1.8 million and gross decrease, including settlements and statute lapses, of $4.5 million for tax positions related to prior years.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 24, 2014.

Liquidity, Capital Resources and Cash Requirements

($ in Millions)	January 24, 2014	April 26, 2013
Cash and cash equivalents and short-term investments	$5,069.3	$6,952.6
Current portion of principal amount of Convertible Notes	—	1,264.9
Principal amount of Senior Notes	1,000.0	1,000.0
Debt as a % of stockholders’ equity	26%	48%

The following is a summary of our cash flow activities:

	Nine Months Ended
(In Millions)	January 24, 2014	January 25, 2013
Net cash provided by operating activities	$980.1	$930.7
Net cash provided by (used in) investing activities	599.9	(122.0)
Net cash provided by (used in) financing activities	(2,707.3)	725.1
Effect of exchange rate changes on cash and cash equivalents	2.9	(1.9)

Net increase (decrease) in cash and cash equivalents	$(1,124.4)	$1,531.9

Cash Flows

As of January 24, 2014, our cash, cash equivalents and short-term investments decreased by $1.9 billion from April 26, 2013, to $5.1 billion. The decrease was primarily due to the repayment of the principal amount of our Convertible Notes of $1.3 billion and $1.5 billion in cash paid for the repurchase of our common stock, partially offset by $1.0 billion of cash provided by operating activities. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of January 24, 2014 decreased to 33 days, compared to 42 days as of April 26, 2013, primarily due to improvements in shipment linearity in which a lesser proportion of shipments was made in the latter part of the third quarter of fiscal 2014, compared to the fourth quarter of fiscal 2013. Working capital decreased by $0.8 billion to $3.8 billion as of January 24, 2014 as a result of a decrease of $2.2 billion in current assets, primarily due to the net decrease in cash, cash equivalents and short-term investments, partially offset by a decrease of $1.4 billion in current liabilities, primarily due to the maturity of our Convertible Notes.

Cash Flows from Operating Activities

During the nine months ended January 24, 2014, we generated cash from operating activities of $980.1 million. The primary sources of cash from operating activities during the nine months ended January 24, 2014 consisted of net income of $440.5 million, adjusted by depreciation and amortization of $252.0 million and stock-based compensation of $205.8 million.

Changes in assets and liabilities as of January 24, 2014 included the following:

•	Accounts receivable increased due to improved shipment linearity compared to the fourth quarter of fiscal 2013.

•

Accrued compensation and related benefits decreased primarily due to lower employee stock purchase plan (ESPP) withholdings and accrued payroll and related taxes as a result of the timing of ESPP purchases and payroll cycles, respectively.

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

Cash Flows from Investing Activities

During the nine months ended January 24, 2014, we generated $762.7 million from maturities and sales of investments, net of purchases, and paid $165.4 million for capital expenditures.

Cash Flows from Financing Activities

During the nine months ended January 24, 2014, we used $1.3 billion for the principal repayment of our Convertible Notes and used $1.5 billion for the repurchase of 37.6 million shares of our common stock and the purchase of a related forward contract.

Liquidity

Our principal sources of liquidity as of January 24, 2014 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	January 24, 2014	April 26, 2013
Cash and cash equivalents	$2,152.7	$3,277.1
Short-term investments	2,916.6	3,675.5

Total	$5,069.3	$6,952.6

As of January 24, 2014, $1.0 billion of cash, cash equivalents and short-term investments was held in the United States, while $4.1 billion was held in foreign countries. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal and state income taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the United States, and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of cash will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. We anticipate the cash used for future dividends and stock repurchases will come from our domestic cash and cash generated from ongoing domestic operating activities. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

Our investment portfolio, including auction rate securities, has been and will continue to be exposed to market risk due to trends in the credit and capital markets. We continue to closely monitor current economic and market events to minimize the market risk of our investment portfolio. Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity of these investments will impact our ability to fund working capital needs, capital expenditures, acquisitions, debt obligations or other cash requirements. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties.

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 24, 2014 (in millions):

2.00% Senior Notes Due 2017	$750.0
3.25% Senior Notes Due 2022	250.0

Total	$1,000.0

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 9 of the accompanying condensed consolidated financial statements.

Credit Facility

We have an unsecured $250.0 million five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested at that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. As of January 24, 2014, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We expect that our existing facilities and those being developed in North Carolina, California and India and other locations worldwide are adequate for our requirements over at least the next two years and that additional space will be available as needed. Our capital expenditures were $165.4 million during the nine months ended January 24, 2014. We anticipate capital expenditures for the remainder of fiscal 2014 to be between $25.0 million and $75.0 million.

Dividends and Stock Repurchase Program

On February 12, 2014, we declared a cash dividend of $0.15 per share of common stock, payable on April 22, 2014 to holders of record as of the close of business on April 10, 2014.

As of January 24, 2014, our Board of Directors had authorized the repurchase of up to $7.1 billion of our common stock under our stock repurchase program, including an increase of $1.6 billion approved by our Board of Directors in May 2013. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 24, 2014, we repurchased a total of 174.7 million shares of our common stock at an average price of $32.20 per share, for an aggregate purchase price of $5.6 billion. As of January 24, 2014, the remaining authorized amount for stock repurchases under this program was $1.5 billion with no termination date. We plan to complete the program by May 2016, including planned repurchases of $0.5 billion by the end of May 2014.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of January 24, 2014, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $216.1 million.

Purchase Orders and Other Commitments

In the normal course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. As of January 24, 2014, we had $240.2 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product sales. As of January 24, 2014 and April 26, 2013, such liability amounted to $15.4 million and $9.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of January 24, 2014, we had $44.1 million in capital purchase commitments and $203.2 million in other purchase commitments.

Unrecognized Tax Benefits

As of January 24, 2014, our liability for uncertain tax positions was $152.7 million, including interest and penalties. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 16 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of January 24, 2014, our financial guarantees of $12.3 million that were not recorded on our consolidated balance sheet consisted of standby letters of credit and surety bonds.

In the ordinary course of business, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. During the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of January 24, 2014, the maximum guaranteed payment contingencies under our financing arrangements totaled $218.0 million and the related deferred revenue totaled $203.8 million.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of January 24, 2014, we had debt investments of $3.0 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government agency securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of January 24, 2014 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $31 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities (ARSs) due to uncertainties in the credit and capital markets. As of January 24, 2014, our holdings in these securities had a par value of $41.9 million and an estimated fair value of $40.4 million. The fair value of our ARSs may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our ARSs. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in the estimated fair value.

Debt — As of January 24, 2014, we have outstanding $1.0 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 9 of the accompanying consolidated financial statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250.0 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 24, 2014, no amounts were outstanding under the credit facility.

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

The following table provides information about our U.S. dollar equivalent foreign currency exchange forward contracts outstanding on January 24, 2014 and April 26, 2013 (in millions):

	January 24, 2014	April 26, 2013
	Notional Contract Amount	Notional Contract Amount
Forward contracts sold	$148.4	$158.2
Forward contracts purchased	529.3	466.8

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 24, 2014, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the third quarter of fiscal 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers, with a corresponding variety of sales cycles. In addition, the majority of our sales are made indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. During the nine months ended January 24, 2014, revenues generated from sales through our indirect channel accounted for 82% of net revenues. This structure significantly complicates our ability to forecast future revenue, particularly within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area could harm our operating results, as qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken or if they fail to comply with legal or regulatory requirements, our business and operating results could be harmed.

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

We have OEM relationships with several companies, which collectively accounted for 10% of our net revenues during the nine months ended January 24, 2014. These OEMs market and sell their branded solutions based on our unified solutions, as well as associated software offerings. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. We also compete with some of our OEMs, further complicating our relationships with them. Therefore, our relationships with these OEMs may not continue to generate significant revenues. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products; nor do we control their pricing.

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

For the nine months ended January 24, 2014, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for 21% and 16%, respectively, of our net revenues. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. For the nine months ended January 24, 2014, our international revenues accounted for 51% of our net revenues. In addition, a substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by factors affecting our international operations, but not experienced in the U.S., including, among other things, local political or economic conditions, trade protection and export and import requirements, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial position.

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

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. The United States, countries in the European Union and other countries where we do business have been considering changes in relevant tax laws applicable to multinational corporations such as ours. These potential changes could adversely affect our effective tax rate or result in higher cash tax liabilities.

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

Our failure to pay quarterly dividends to our shareholders and to fully consummate our stock repurchase program could cause the market price of our stock to decline significantly.

Our ability to pay quarterly dividends and to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors. Future dividends are subject to declaration by our Board of Directors, and our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to dividends and/or stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s market price at a given point in time.

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

As of January 24, 2014, $4.1 billion of cash, cash equivalents and short-term investments was held in foreign countries. Under current law, dividend repatriation of any of this cash would trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities; and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted.

If we default under our significant debt obligations, including our Senior Notes, our business, results of operations and financial condition will be harmed. Moreover, covenants associated with our Senior Notes may unduly restrict our business.

We have Senior Notes outstanding in an aggregate principal amount of $1.0 billion that mature at specific dates in calendar 2017 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250.0 million, under which we had no borrowings outstanding as of January 24, 2014. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, results of operations and financial condition will be harmed.

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

We may undertake cost savings initiatives in response to changes in market conditions and market demand for our products. These initiatives may include restructuring, disposing of, and/or otherwise discontinuing certain products, or both. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. These charges would harm our operating results. We have previously recognized restructuring and other charges associated with these activities including $49.5 million of restructuring charges recognized in the nine months ended January 24, 2014. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the same.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 24, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 26, 2013 – November 22, 2013	1,253	$38.80	163,548	$1,957.7
November 23, 2013 – December 20, 2013	4,364	$40.73	167,912	1,779.9
December 21, 2013 – January 24, 2014	6,751	$41.57	174,663	1,499.2

Total	12,368	$40.99	174,663	1,499.2

(1)

As of January 24, 2014, our Board of Directors had authorized the repurchase of up to $7.1 billion of our common stock under a stock repurchase program, including an increase of $1.6 billion approved by our Board of Directors in May 2013. Since the May 13, 2003 inception of this program through January 24, 2014, we repurchased a total of 174.7 million shares of our common stock at an average price of $32.20 per share, for an aggregate purchase price of $5.6 billion. As of January 24, 2014, the remaining authorized amount for stock repurchases under this program was $1.5 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

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

NETAPP, INC.
(Registrant)

/s/ NICHOLAS R. NOVIELLO
Nicholas R. Noviello
Executive Vice President and
Chief Financial Officer

Dated: February 26, 2014

EXHIBIT INDEX

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	November 26, 2013

3.2	Bylaws of the Company, as amended.	8-K	000-27130	3.1	February 13, 2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—