Form 10-K
period 2014-04-25
NetApp, Inc.
filed 2014-06-17
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 25, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,501,908,637 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On June 4, 2014, 323,499,354 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 25, 2014.

PART II

PART III

PART IV

TRADEMARKS

© 2014 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go Further, Faster, ASUP, AutoSupport, Campaign Express, Cloud ONTAP, Clustered Data ONTAP, Customer Fitness, Data ONTAP, DataMotion, Fitness, Flash Accel, Flash Cache, Flash Pool, FlashRay, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, FPolicy, GetSuccessful, LockVault, Manage ONTAP, Mars, MetroCluster, MultiStore, NetApp Insight, OnCommand, ONTAP, ONTAPI, RAID-DP, SANtricity, SecureShare, Simplicity, Simulate ONTAP, Snap Creator, SnapCopy, SnapDrive, SnapIntegrator, SnapLock, SnapManager, SnapMirror, SnapMover, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, StorageGRID, Tech OnTap, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document includes:

•	our future financial and operating results;

•	our strategies;

•	our beliefs and objectives for future operations, research and development;

•	political, economic and industry trends;

•	expected timing of, customer acceptance of and benefits from, product introductions, developments, enhancements;

•	expected benefits from acquisitions and joint ventures, growth opportunities and investments;

•	expected outcomes from legal, regulatory and administrative proceedings;

•	our competitive position;

•	our short-term and long-term cash requirements, including without limitation, anticipated capital expenditures;

•	our anticipated tax rate;

•	the repayment of our 2.00% Senior Notes due on December 15, 2017 and 3.25% Senior Notes due on December 15, 2022 (collectively referred to as the Senior Notes); and

•	future uses of our cash, including, without limitation, the continuation of our stock repurchase and cash dividend programs.

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	the overall growth and structure of the data storage industry;

•	our ability to understand, and effectively respond to changes affecting, our market environment, products, technologies and customer requirements;

•	general global political, macroeconomic and market conditions;

•	our ability to accurately forecast demand for our products and services, and future financial performance;

•	our ability to successfully manage our backlog;

•	our ability to successfully execute on our strategy to generate profitable growth and stockholder return;

•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;

•	our ability to maintain our customer, partner, supplier and contract manufacturer relationships on favorable terms and conditions;

•	our ability to maintain our gross profit margins;

•	our ability to timely and successfully introduce and increase volumes of new products and services and to forecast demand and pricing for the same;

•	our ability to gain customer acceptance of new products;

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

•

failure of our products and services to meet our customers’ quality requirements, including, without limitation, any epidemic failure event relating to our systems installed by our customers in their IT infrastructures;

•	our ability to resolve ongoing litigation, tax audits, government audits, inquiries and investigations in line with our expectations;

•	the availability of acceptable financing to support our future cash requirements;

•	our ability to effectively integrate acquired businesses, products and technologies;

•	valuation and liquidity of our investment portfolio;

•	our ability to successfully recruit and retain critical employees and to manage our investment in people, process and systems;

•	our ability to anticipate techniques used to obtain unauthorized access or to sabotage systems and to implement adequate preventative measures against cybersecurity and other securities breaches; and

•	those factors discussed under the heading “Risk Factors” elsewhere in this Annual Report on Form 10-K.

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

Overview

NetApp, Inc. (NetApp, we or us) is a leading global provider of innovative storage and data management software, systems and services. Our storage solutions help customers create the flexible, efficient and highly available IT infrastructures they need to support their organizations. Our unified scale-out fabric-attached storage (FAS) platform is designed to meet the demanding requirements of shared infrastructures and cloud environments. Our E-Series high-performance storage area network (SAN) platform is designed to meet demanding performance and capacity requirements while retaining simplicity and an optimized price to performance ratio.

We were incorporated in 1992 and are the creators of the world’s first networked storage appliance. Today, we are a leading storage and data management provider to enterprises of all sizes, service providers, governmental organizations, and original equipment manufacturers (OEMs). We have a history of identifying and creating new markets and delivering innovations that support market transitions including:

Cloud. Cloud-based infrastructure has become a business priority. NetApp® clustered Data ONTAP® storage operating system offers a single storage and data management platform that enables unrestricted, secure movement of data across private and public clouds, including those of hyperscale cloud providers. To meet customers’ needs for public cloud services, we have developed a global network of world-class service provider partners that deliver a comprehensive portfolio of services built on NetApp technology. Our solutions for service providers accelerate the development and delivery of cloud services. Our NetApp Private Storage for Amazon Web Services allows customers to utilize cloud-computing services while retaining full control and mobility of their enterprise data.

Flash. Flash-based devices reduce data access time and speed application performance in a smaller footprint and with less energy usage than hard-disk drives (HDDs). At the device level, solid-state drives (SSDs) are still more costly than HDDs, but they can reduce the need to overprovision HDD storage, thus lowering the overall cost of ownership. Customers will deploy flash in multiple places in their infrastructure to solve a wide variety of challenges; however, the market is not one-size-fits-all. Our broad portfolio includes both hybrid and all-flash storage offerings, which enable IT organizations to optimize the level of performance, efficiency, and scalability to meet their specific needs.

Converged infrastructure. Converged infrastructure is an industry response to market demand to simplify complex IT environments. Through storage reference architectures, we have partnered with various companies to offer customers the ability to simplify deployment, management, and orchestration of dedicated and cloud infrastructures. One such storage reference architecture, our FlexPod® storage reference architecture, was developed with Cisco Systems. With our FlexPod Cooperative Support offering, we quickly address multivendor technical issues and help our customers get the most value from their FlexPod investments.

Virtualized infrastructures. A market shift from traditional dedicated storage to shared storage in virtualized IT infrastructures is well under way. Virtualization allows organizations to separate applications and data from dedicated hardware so that the server, storage, and networking infrastructure can be shared and used more efficiently. Our unified FAS architecture, running clustered Data ONTAP storage operating system with integrated data protection, is well suited for virtualized environments.

NetApp® Product Portfolio

We offer two storage product lines that help us satisfy a broad range of customer workloads across different data types, whether customers are running their applications inside their data center or connecting to external cloud resources.

Our unified scale-out FAS storage platform uses the NetApp® Data ONTAP® storage operating system. Data ONTAP delivers integrated data protection, comprehensive data management, and built-in efficiency software for virtualized, shared infrastructures, cloud computing, and mixed workload business applications. Our E-Series platform with SANtricity® storage management software offers high-performance, reliable, scalable, and space-efficient storage for demanding SAN workloads needing an optimized price-to-performance ratio. We offer hybrid and all-flash configurations of both E-Series and FAS platforms. In addition, we are bringing to market a new all-flash storage array architecture called FlashRay™, which will provide rich scale-out and efficiency capabilities to the all-flash market.

Our storage platforms are designed to help improve business productivity, performance, and profitability, while providing investment protection and enhanced asset utilization. Our enterprise-class storage solutions are complemented by our services expertise to maximize the business benefits that customers gain from deploying our products.

Data Storage Systems

FAS Unified Storage Systems

Our FAS family of unified storage systems streamlines, simplifies, and consolidates storage and data management. Our modular, scalable, and highly available FAS architecture supports both scale-up and scale-out growth strategies utilizing the highly efficient Data ONTAP storage operating system.

In February 2014, we released our next-generation NetApp FAS8000 Series storage systems. They combine a unified, scale-out architecture with leading data-management capabilities. This helps customers adapt faster to changing business needs and meet IT requirements for uptime, scalability, and cost-efficiency. Utilizing a new high performance, multi-core architecture and self-managing flash acceleration, FAS8000 unified, scale-out systems boost throughput and decrease latency. They deliver consistent application performance across a broad range of SAN and NAS workloads.

Other products in the FAS line include the FAS6200, FAS3200, and FAS2000 series of FAS systems. These systems are also designed to consolidate various types of storage workloads, including primary and secondary data, as well as structured and unstructured data, across all key operating system platforms and network infrastructures. They also unify storage access for all standard network protocols based on host bus adapter technology and standard Internet Protocol networks.

V-Series Storage Virtualization Controllers

NetApp V-Series storage virtualization controllers provide leading data protection, data management, and storage efficiency for existing NetApp E-Series, EMC, Hitachi Data Systems (HDS), HP, IBM, and Fujitsu storage arrays. Customers can reclaim 35% or more capacity and reduce what they must spend for new disk drives to handle data growth by using NetApp storage efficiency features such as deduplication, thin provisioning, and compression.

E-Series Storage Systems

Since the acquisition of the Engenio business in May 2011, NetApp has been offering the formerly-branded Engenio products as NetApp E-Series storage arrays for SAN workloads. Core differentiators of this price-performance leader include enterprise reliability, availability and scalability. Customers choose E-Series for general purpose computing, high-density content repositories, video surveillance, and high-performance computing workloads where data is managed by the application and the advanced data management capabilities of Data ONTAP storage operating system are not required. A field-proven architecture delivers high reliability and 99.999% uptime. SANtricity® storage management software and Dynamic Disk Pools (DDP) simplify storage and data management, data protection, and utilization.

The E-Series family includes the entry-level E2600 and E2700 systems and the mid-range E5400 and E5500 systems that deliver high performance and scalability for data-intensive workloads. The modular flexibility of the E-Series enables custom configurations optimized to scale as needed. NetApp’s DDP simplifies traditional RAID management by distributing data parity information and spare capacity across a pool of drives.

Flash Systems and Technologies

Flash-based devices such as SSDs and controller-based flash can complete 25 to 100 times more random read operations per second than the fastest HDDs, but that performance comes at a premium of 15 to 20 times higher cost per gigabyte. Our approach is to maximize the value of flash across the entire computer, network and storage stack. As a result, our customers are able to choose the most cost-effective approach for each workload. NetApp integrates flash technology across all our FAS, V-Series, and E-Series storage platforms, optimized to utilize each platform’s strengths, as well as offering dedicated all-flash arrays. NetApp flash solutions enable business agility, improve user experience, lower costs, and use less energy than traditional storage solutions.

Hybrid Arrays

Flash storage today primarily is offered in the form of hybrid arrays, a practical best-of-both-worlds approach that uses a mix of flash and traditional hard disk drives. Hybrid arrays provide the right level of performance at the right cost for the majority of business applications. Hybrid FAS and E-Series arrays combine Flash with HDD storage to increase performance, reduce latency, shrink rack space requirements, and lower power and cooling costs.

All-Flash Arrays

All-flash arrays offer the fastest access times for the lowest cost per input/output operations per second (IOPS). They are typically used for business-critical workloads that demand high performance. NetApp offers three all-flash platforms:

•

EF Series Flash Arrays — EF540 and EF550 flash products combine consistent extreme performance with enterprise-class availability, reliability, and manageability. The EF540 and the EF550 both provide sub millisecond data access in a highly available, fault-tolerant architecture. They can eliminate storage over-provisioning and greatly reduce costs by cutting space utilization, power, and cooling. These flash arrays feature intuitive storage management and advanced tuning functions, enabling efficient management with minimal effort. A fully redundant architecture is designed to eliminate downtime.

•

FAS Series All-Flash Configurations — The all-flash FAS platform combines low-latency performance with robust data management and built-in efficiencies. Capabilities include integrated data protection, multiprotocol support, secure multi-tenancy, scale-out, and nondisruptive operations. All-flash FAS can be deployed as a standalone system or as a high-performance tier in a clustered Data ONTAP storage operating system configuration.

•

FlashRay™ Storage Arrays — FlashRay™ storage array systems are designed from the ground up to maximize the benefits of flash technology. These systems, which we plan to bring to market in fiscal 2015, feature new technologies including a new operating system software and new hardware architecture designed to provide consistent low-latency performance, high availability, and integrated data protection. FlashRay arrays include scale-out and rich data management capabilities. They also include built-in enterprise storage efficiency features such as inline deduplication and compression.

Data Management Software

Data ONTAP® Storage Operating System

Data ONTAP® storage operating system is a unified data storage platform that supports any mix of storage area network (SAN) and network-attached storage (NAS) environments. Our platform is compatible with UNIX, Linux, Windows, and web environments. Our FAS, V-Series, and FlexArray™ storage solutions are based on the NetApp Data ONTAP software, ranked as the #1 branded storage operating system for both revenue and capacity share worldwide by industry analyst firm IDC1.

Data ONTAP software enables unrestricted and secure data movement across multiple cloud environments and paves the way for software-defined data centers. It offers advanced performance, availability, and efficiency. Data ONTAP clustering capabilities can help customers keep their businesses running nonstop. In a single, feature-rich platform, clustered Data ONTAP software lets customers scale their infrastructure without increasing IT staff. Benefits include:

Nondisruptive operations — Perform storage maintenance, hardware lifecycle operations, and software upgrades without business interruptions.

Proven efficiency — Reduces storage costs by consolidating workloads on the same infrastructure.

[1]	Source: IDC Names NetApp Data ONTAP as the #1 Branded Storage Operating System (www.netapp.com/storage-os-ranked-1).

Seamless scalability — SAN and NAS storage capacity, performance, and operations scales without reconfiguring running applications.

Data ONTAP storage operating system unifies storage efficiency, data management, and data protection. We believe customers can benefit from these capabilities as they increasingly virtualize their application environments. Our deduplication for primary and secondary storage, thin provisioning, and intelligent caching technologies helps maximize utilization and performance while reducing data center footprint and lowering storage-related power and cooling consumption. Data ONTAP features enable massive scalability and efficient data management capabilities.

Storage Efficiency Technologies

Our portfolio of efficiency technologies helps our customers reduce their storage spending and get more from the storage assets they already own. Some of the NetApp efficiency technologies we offer include:

Snapshot® Copies — Its point-in-time copies use minimal storage space to protect data without performance impact.

Thin Provisioning — Implemented by NetApp at the FlexVol® volume and LUN level, it defers storage purchases by keeping a common pool of free storage available to all applications.

Data Deduplication — Cuts storage requirements by reducing redundancies in primary, backup, and archival data.

Data Compression — Reduces disk space, regardless of storage protocol, application, or storage tier.

RAID-DP® Data Protection — Protects against double disk failure without sacrificing performance or adding disk mirroring overhead.

Virtual Storage Tier — Lets customers scale performance and capacity while achieving the highest level of storage efficiency. Flash Cache intelligent caching helps optimize storage system performance.

FlexClone® Data Replication — Virtual cloning reduces the need for storage by enabling multiple, instant, space-efficient writable copies.

Thin Replication — The heart of our data protection portfolio, which includes SnapMirror® and SnapVault® software. SnapVault software enables more frequent backups that use less storage capacity, because no redundant data is moved or stored. SnapMirror software protects business-critical data while minimizing storage capacity requirements.

FlexArray™ Storage Virtualization Software

We built on 10 years of storage virtualization experience with our V-Series platform to create our FlexArray™ storage virtualization software, which enables FAS8000 systems to provide full storage virtualization of NetApp E-Series, EMC, and HDS arrays.

FlexArray software unifies and simplifies IT operations by virtualizing customers’ current arrays to support both SAN and NAS workloads. It reduces capacity requirements on arrays by more than 35% and increases the usefulness of current storage. When virtualizing existing storage with FlexArray software, customers can create a single storage management architecture that uses easy-to-learn tools for provisioning, performance management, and data protection.

Data Protection Software Products

The NetApp Integrated Data Protection products offer a broad range of branded and partner-integrated solutions designed to increase the speed, simplicity, and efficiency of data protection operations in any environment from dedicated to shared IT to cloud storage. NetApp technologies include:

Snapshot® Copies Technology — Enables near-instantaneous, space-efficient online backups of large datasets without affecting system performance.

SnapMirror® Data Replication Solutions — Provide disaster recovery protection for business-critical data matched to the recovery point objectives and recovery time objectives of customer environments.

SnapRestore® Data Recovery Software — Uses stored Snapshot backups to recover entire file systems or data volumes in seconds, regardless of capacity or number of files.

SnapVault® and Open Systems SnapVault Backup Software — Provide network- and storage-optimized data movement for disk-to-disk backup.

MetroCluster™ High Availability and Disaster Recovery Software — Uniquely combine array-based clustering with synchronous mirroring to deliver continuous availability and zero data loss.

SnapProtect® Management Software — Manages Snapshot copies, replication, and tape from a single console to enable high-speed, modern backup solutions that solve longstanding data protection challenges.

Integrated Backup Solutions — Bring the speed and efficiency of Snapshot copies and replication to customers using our alliance partners’ backup solutions. Symantec NetBackup, CommVault Simpana, and Syncsort data protection software can manage our data protection stack to accelerate operations without complicating management.

Data Retention and Archive Products

To meet growing regulatory compliance demands faced by most enterprises, we offer a broad suite of products to help enable data permanence, accessibility, and privacy to satisfy a variety of different regulations such as the Sarbanes-Oxley Act, FDA Title 21 CFR Part 11, SEC Rule 17a-4, and the Health Insurance Portability and Accountability Act. Cost-effective, resilient, and reliable storage architectures can be created utilizing the NetApp SnapLock® compliance software.

Storage Management and Application Integration Software

NetApp OnCommand® storage management software improves storage and service efficiency through functions that help customers control, automate, and analyze their shared storage infrastructures. Our management software family of products provides a broad range of storage and data management tools to simplify IT administration and enhance flexibility and productivity.

We deliver differentiated products that support industry open standards and interfaces. We integrate our software with database and business application software from partners such as Microsoft, Oracle, SAP, and VMware, optimizing the performance of those applications on our storage systems.

Through our comprehensive portfolio of data center tools, we give customers the ability to monitor service levels, manage performance, automate and integrate storage processes, and support change management in complex enterprise SAN and NAS environments. We also help customers optimize shared infrastructures by supporting individual application performance, service level, and security needs, even if the storage is shared across multiple applications through the following solutions.

OnCommand® System Manager — Provides a simple and powerful management solution for smaller storage environments within large enterprises or service providers.

OnCommand® Unified Manager — Provides a single dashboard to monitor and optimize storage availability, capacity, performance, and data protection across large storage environments.

OnCommand® Performance Manager — Allows storage administrators to troubleshoot performance issues, isolate potential problems, and find concrete solutions through system analysis.

OnCommand® Workflow Automation — Automates storage workflows for virtualized and cloud environments and integrates with third-party orchestrators, allowing fast and reliable deployment.

OnCommand® Insight (formerly SANscreen) — Allows multivendor storage environments to be managed as an integrated, end-to-end service.

OnCommand® Balance — Provides infrastructure-wide intelligence about application workloads, utilization levels, and use of virtual and physical resources, allowing customers to balance loads.

Snap Creator™ Storage Management Framework — Integrates unified data protection with a broad range of standard and custom applications, standardizing and simplifying backup, restore, and disaster recovery in any environment.

SnapManager® Storage Management Software and SnapDrive® Data Management Software — Work with leading enterprise applications to simplify application data management and enable application-aware backup and recovery.

StorageGRID® Object Storage Software

NetApp StorageGRID® object-based storage software is a proven object storage software designed to manage petabyte-scale, globally distributed, object-oriented repositories of images, video, and records for enterprises and service providers. StorageGRID software provides scalability by eliminating the typical constraints of data containers in blocks and files. It supports billions of files or objects and petabytes of capacity in hybrid cloud storage architectures with a single global namespace.

NetApp StorageGRID software enables intelligent data management and secure content retention. Data placement and secure content retention are optimized by aligning system and business process management metadata with a global policy engine that manages how data is stored, placed, governed, protected, and retrieved. Content is protected from tampering using such technologies as digital fingerprints and encryption.

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

Services and Support

We complement our products by providing a broad range of service offerings, including technical support services and advanced consulting services. We also enable our channel partners to deliver a portfolio of support and services directly to end users. Our services team and certified partners have the expertise to assist customers with each phase of their IT lifecycle, from planning next-generation storage systems to optimizing the operational efficiency of existing infrastructures. Together, we help customers achieve greater business value from NetApp products and solutions.

NetApp’s technical support services deliver hardware and software maintenance to ensure our products operate efficiently and benefit from the most up-to-date version of software. These services help customers minimize downtime for systems running business-critical applications. In addition, our services organization provides in-depth guidance and educational services that include access to extensive knowledge sharing through our technical support centers, NetApp University courses, webcasts, technical documentation, knowledge base, intellectual property and skill-based videos.

We utilize a global, integrated model to provide consistent service delivery and global support during every phase of the customer engagement, including assessment and analysis, planning, design, installation, implementation, integration, optimization, ongoing support, and remote management and monitoring. NetApp has direct and outsourced product support personnel who are augmented by certified service partners around the world. Customers can choose from a number of support options, including onsite services, personalized services, multivendor escalations, online self-help, technical tools, our web-based My AutoSupport™ remote support diagnostics system, and an active online community of customers.

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

As of April 25, 2014, our worldwide sales and marketing functions consisted of approximately 5,640 managers, sales representatives, and technical support personnel. We have field sales offices in approximately 50 countries. We employ a multichannel distribution strategy, selling products and services to end users and service providers through a direct sales force and through channel partners, including value-added resellers, system integrators, OEMs, and distributors. During fiscal 2014, sales through our indirect channels represented 82% of our net revenues. Sales to customers Arrow Electronics, Inc. and Avnet, Inc., which are distributors, accounted for 22% and 16% of our net revenues, respectively, in fiscal 2014. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations, and net sales attributable to our geographic regions is included in Note 15 to our consolidated financial statements.

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

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Memphis, Tennessee; Olive Branch, Mississippi; Schiphol Airport, The Netherlands; Szekesfehervar and Tiszaujvaros, Hungary; Longhua, Wuxi, and Tianjin, China; Taoyuan City, Taiwan; and Singapore. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We use multiple vendors and have our products manufactured in a number of locations wherever possible to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, maximizing the exchange of critical information and facilitating implementation of joint quality programs. We use contract manufacturers for the production of major subassemblies and final system configuration. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We were most recently awarded International Organization for Standardization (ISO) 9001 and ISO 14001 certifications on August 15, 2013, and continue to be ISO 9001 and ISO 14001 certified.

Research and Development

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $917.3 million, $ 904.2 million and $828.2 million in fiscal 2014, 2013 and 2012, respectively. These costs consist primarily of personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services (full-stack vendors) and others that offer a more limited set of storage and data management products or services. Our system products and associated software portfolio mainly compete with storage system products and data management software from Dell, EMC, HDS, HP, and IBM. In the OEM market we compete against many of those same companies as well as Dot Hill and Xyratex.

By extending our flash and software-defined storage offerings, we are competing in new segments with both traditional competitors and new competitors. Smaller, emerging storage vendors include Nimbus Data, Skyera, and Violin Memory in the all-flash array segment and NexGen, Nimble Storage, Tegile, and Tintri in the hybrid flash array segment. The longer-term potential and competitiveness of these emerging vendors remains to be determined. In cloud and converged infrastructure, we also compete with large well-established competitors, including EMC, HP, and IBM.

An increase in industry consolidation might result in stronger competitors that are better able to compete as sole-source vendors for customers. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share. The IT storage market is also experiencing a recent change in the way that storage services are consumed due to technology transitions and changing economic and business environments. Customers now have the option of engaging with cloud service providers to provide storage as an operating expense rather than storage systems for their data centers. Recent technology trends, such as the emergence of hosted (or “cloud”) storage, software as a service (SaaS) and flash storage are driving significant changes in storage architectures and solution requirements. The impact of these trends on both short-term and long-term growth patterns in the markets in which we compete is uncertain.

We consider innovation and our technological partnerships to be key to our competitive differentiation. We are committed to being the best-in-class storage vendor and partnering with other industry leaders in delivering leading cloud, converged infrastructure, and integrated solutions that provide customers with the best applications and technologies available. To offer customer support for our converged architectures, we offer a cooperative support model with our partners.

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

Proprietary Rights

Over the years, NetApp has been widely recognized for its spirit of innovation including recognition as one of the “World’s Most Innovative Companies” (Forbes), a top 300 United States patent holder (Intellectual Property Owners Association) and one of the best “Quality Over Quantity” patent portfolios in its industry (IEEE Spectrum). We generally rely on patent, copyright, trademark, trade secret and contract laws to establish and maintain our proprietary rights in our technology and products. While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any particular patent, trademark, copyright, license or other intellectual property right. We have been granted or own by assignment over 1,580 patents issued by, and have over 660 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

NetApp, the NetApp logo, Go Further, Faster, AutoSupport, Data ONTAP, Data Motion, FlexClone, Flash Accel, Flash Cache, Flash Pool, FlashRay, FlexArray, FlexPod, FlexShare, FlexVol, Mars, MetroCluster, MultiStore, OnCommand, RAID-DP, SANtricity, Snap Creator, SnapDrive, SnapLock, SnapManager, SnapMirror, SnapProtect, Snapshot, SnapRestore, SnapVault, StorageGRID, Unbound Cloud, WAFL, and other names are trademarks or registered trademarks in the United States and/or other countries. We will continue to evaluate the registration of additional trademarks as appropriate.

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

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding intellectual property rights, and we may be exposed to various risks related to such claims or legal proceedings. Also, if we are unable to protect our intellectual property, we might be subject to increased competition that could materially and adversely affect our operating results.

Environmental Disclosure

We are committed to the success of our customers and partners, to delivering value to our stockholders, and to positively affecting the communities where our employees work and live. We firmly believe that we can accomplish these objectives concurrently with our commitment to sustainability. We are committed to the prevention of pollution; efficient use of natural resources; and minimizing, relative to the growth of the company, the environmental impacts from our operations, products, and services, as well as to comply with laws and regulations related to these areas. Our environmental management system provides the framework for setting, monitoring, and continuously improving our environmental goals and objectives.

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

We are also subject to other federal, state, and local regulations regarding workplace safety and protection of the environment. Various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs or subject us to business interruptions. We believe we are substantially compliant with all applicable environmental laws. All of our products meet the requirements for the Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH); Waste Electrical and Electronic Equipment (WEEE); Restriction of Hazardous Substances (RoHS); and China RoHS directives compliance. We have maintained an environmental management system since December 2004 and maintain ISO 14001 certification at three office locations globally. As part of ISO 14001 requirements, we set local environmental performance goals such as reducing energy use per square foot and minimizing waste generated on site, that are aligned with our overall corporate strategy. We also conduct an annual review and third- party verified audits of our operations, and we monitor environmental legislation and requirements to help make sure we are taking necessary measures to remain in compliance with applicable laws, not only in our operations but also for our products.

Working Capital Practices

Information about our working capital practices in included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” and is incorporated herein by reference.

Employees

As of April 25, 2014, we had approximately 12,490 employees, of which 5,640 were in sales and marketing, 3,750 were in research and development, 1,450 were in services and manufacturing operations, 1,240 were in finance and administration and 410 were on notification period related to the March 2014 restructuring event. None of our employees are represented by a labor union and we consider relations with our employees to be good. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages as of May 31, 2014, are as follows:

Name	Age	Position
Thomas Georgens	54	Chief Executive Officer and Chairman of the Board of Directors
Nicholas R. Noviello	45	Executive Vice President of Finance and Operations and Chief Financial Officer
Robert E. Salmon	53	President
George Kurian	47	Executive Vice President, Product Operations
Matthew K. Fawcett	46	Senior Vice President, General Counsel and Secretary

Thomas Georgens is chief executive officer and was elected chairman of the board in April 2014. Mr. Georgens has been the company’s president and chief executive officer since August 2009. From February 2008 to August 2009, Mr. Georgens served as our president and chief operating officer and was responsible for all product operations and field operations worldwide. Mr. Georgens has also been a member of our Board of Directors since March 2008. Mr. Georgens joined NetApp in October 2005 as executive vice president and general manager of enterprise storage systems and served as our executive vice president of product operations from January 2007 to February 2008. Before joining NetApp, Mr. Georgens spent nine years in various roles at LSI Corporation, an electronics design company, and its subsidiaries, including chief executive officer of Engenio, president of LSI Logic Storage Systems and executive vice president of LSI Logic. Prior to Engenio, Mr. Georgens spent 11 years at EMC Corporation, a computer storage and data management company, in a variety of engineering and marketing positions. Mr. Georgens holds a BS degree and an ME degree in computer and systems engineering from Rensselaer Polytechnic Institute as well as an MBA degree from Babson College.

Nicholas R. Noviello is executive vice president of finance and operations and chief financial officer. He is responsible for all financial aspects of the company including financial operations, customer leasing and investor relations, as well as workplace resources, IT, manufacturing operations, quoting, sales order processing and fulfillment operations. From January 2012 to April 2014, he was executive vice president and chief financial officer. Mr. Noviello joined NetApp in January 2008 as vice president, finance and controller. He was named senior vice president finance and corporate controller in April 2008 and senior vice president finance and global controller in November 2010. Before joining NetApp, Mr. Noviello spent eight years at Honeywell International, where he was chief financial officer of two global business units, managed investor relations, and was a leader on the corporate mergers and acquisitions team. Prior to Honeywell, Mr. Noviello led mergers and acquisitions for Monarch Dental Corporation for two years and spent seven years at PricewaterhouseCoopers. Mr. Noviello holds a BS degree in business administration from Boston University and an MS degree in taxation from Fairleigh Dickinson University, and he is a certified public accountant.

Robert E. Salmon joined NetApp in January 1994 and was appointed president in April 2014, overseeing field operations, global marketing, and customer success operations. From December 2005 to April 2014, Mr. Salmon was executive vice president, field operations. Mr. Salmon served as the company’s executive vice president of worldwide sales from September 2004 to December 2005. From August 2003 to September 2004, Mr. Salmon served as our senior vice president of worldwide sales, and from May 2000 to August 2003, Mr. Salmon served as our vice president of North American sales. Prior to his tenure at NetApp, Mr. Salmon spent nearly 10 years with Sun Microsystems, a supplier of network computing systems, and Data General Corporation, a manufacturer of multiuser computer systems. Mr. Salmon graduated from California State University, Chico with a BS degree in computer science.

George Kurian was appointed the executive vice president of product operations in September 2013, overseeing all aspects of technology strategy, product and solutions development across our product portfolio. Mr. Kurian joined NetApp in April 2011 as the senior vice president of the storage solutions group and was appointed to senior vice president of the Data ONTAP group in December 2011. Prior to NetApp, from 2002 to 2011, Mr. Kurian was at Cisco Systems where he was vice president and general manager of the application networking and switching technology group. From 1999 to 2002, Mr. Kurian was the vice president of product management and strategy at Akamai Technologies, a management consultant with McKinsey and Company, and led software engineering and product management teams at Oracle Corporation. Mr. Kurian holds a BS degree in electrical engineering from Princeton University and an MBA from Stanford University.

Matthew K. Fawcett joined the company in September 2010 as senior vice president, general counsel, and secretary. Prior to joining NetApp, from 1999 to August 2010, Mr. Fawcett served in various legal positions at JDS Uniphase Corporation, an optical components company, including as senior vice president, general counsel, and corporate secretary. Prior to joining JDSU, Mr. Fawcett was counsel at Fujitsu and worked in private practice at Morrison & Foerster LLP. Mr. Fawcett holds a BA degree from the University of California at Berkeley and a JD degree from the University of California at Los Angeles.

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

Our business may be harmed by trends in the storage market or if we are unable to keep pace with rapid industry, technological and market changes.

Our industry and the market in which we compete have historically experienced significant growth due to the increase in the demand for storage solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage solutions to address this demand. However, despite continued data growth, the storage market did not experience growth in calendar year 2013 due to a combination of customers delaying purchases in the face of technology transitions, increased storage efficiency, and changing economic and business environments. Recent technology trends, such as the emergence of cloud storage, software as a service (SaaS) and flash storage and converged architectures are driving significant changes in storage architectures and solution requirements. The impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific market in which we compete decline, or if the consumption model of storage changes and our new and existing products and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

Continuing uncertain economic and political conditions restrict our visibility and may harm our operating results, including our revenue growth and profitability.

The continuing global economic uncertainty and political and fiscal challenges in the United States (U.S.) and abroad due to the financial and fiscal crises of recent years have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage, and networking industries at large, as well as the information technology (IT) market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Additionally, budgetary constraints and shifts in government spending priorities have caused, and may in the future again cause, governments, including the U.S. government, to decrease purchases of storage equipment. Consequently, we expect these concerns to challenge our business for the foreseeable future, and potentially cause harm to our operating results. Such conditions have resulted, and may in the future again result in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers, with a corresponding variety of sales cycles. In addition, the majority of our sales are made indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. During fiscal 2014, revenues generated from sales through our indirect channel accounted for 82% of net revenues. This structure significantly complicates our ability to forecast future revenue, particularly within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area could harm our operating results, as qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken or if they fail to comply with legal or regulatory requirements, our business, operating results and financial condition could be harmed.

If we do not achieve forecasted bookings in any quarter, our financial results will be harmed.

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

We often incur expenses before we receive related benefits, and expenses may be difficult to reduce quickly if demand declines.

We base our expense levels in part on future revenue expectations and a significant percentage of our expenses is fixed. It is difficult to reduce our fixed costs quickly, and if revenue levels are below our expectations, operating results will be adversely impacted. During periods of uneven growth or decline, we may incur costs before we realize the anticipated related benefits, which could also harm our operating results. We have made, and will continue to make, significant investments in engineering, sales, service and support, marketing and other functions to support and grow our business. We are likely to recognize the costs associated with these investments earlier than some of the related anticipated benefits, such as revenue growth, and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business, operating results and financial condition.

Any disruption to our supply chain could materially harm our business, operating results and financial condition.

We do not manufacture our products or their components. Instead, we rely on third parties to make our products and critical components, such as disk drives, as well as for associated logistics. Our lack of direct responsibility for, and control over, these elements of our business, as well as the diverse international geographic locations of our manufacturing partners and suppliers, creates significant risks for us, including, among other things:

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

Such risks have in the past and could again in the future subject us to supply constraints, price increases and minimum purchase requirements and our business, operating results and financial condition could be harmed. The risks associated with our out-sourced manufacturing model are particularly acute when we transition products to new facilities or manufacturers, introduce and increase volumes of new products or qualify new contract manufacturers or suppliers, at which times our ability to manage the relationships among us, our manufacturing partners and our component suppliers, becomes critical. New manufacturers, products, components or facilities create increased costs and risk that we will fail to deliver high quality products in the required volumes to our customers. Any failure of a manufacturer or component supplier to meet our quality, quantity or delivery requirements in a cost-effective manner will harm our business, operating results and customer relationships.

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

Our gross margins vary.

Our gross margins reflect a variety of factors, including competitive pricing, component and product design, the volume and relative mix of product, services and software entitlements and maintenance (SEM) revenues. Increased component costs, increased pricing pressures, the relative and varying rates of increases or decreases in component costs and product prices, changes in product, services and SEM revenue mix or decreased volume could harm our revenues, gross margins or earnings. Our gross margins are also impacted by the cost of any materials that are of poor quality and our sales and distribution activities, including, without limitation, pricing actions, rebates, sales initiatives and discount levels, and the timing of service contract renewals.

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

If we are unable to develop, introduce and gain market acceptance for clustered Data ONTAP-based products or other new products while managing the transition from older products, or if we cannot provide the expected level of quality, service and support for our new products, our business, operating results and financial condition could be harmed.

Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage subsystems and appliances and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical and quality control risks.

We are currently devoting considerable effort and resources to develop, introduce and gain customer acceptance for our clustered Data ONTAP-based products (cDOT). cDOT is our next generation storage operating system for our core products and represents a fundamental and revolutionary change to our solution architecture. Over time, our goal is to replace our existing technology Data ONTAP 7-Mode with cDOT and, consequently, we anticipate that a majority of our revenues will ultimately derive from cDOT. We face considerable challenges as we develop and market cDOT, including, without limitation, cost and complexity associated with migrating customer data and applications from legacy systems to cDOT-based systems, developing some features for cDOT currently available with Data ONTAP 7-Mode and potentially required by our customers, and maintaining service, support and customer relationships as we replace Data ONTAP 7-Mode with cDOT.

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for cDOT, or any other new products, as and when required by the market and our customers, our business, operating results and financial condition could be materially and adversely affected.

New or additional product introductions, including new software and flash product offerings, subject us to additional financial and operational risks, including our ability to forecast customer preferences or demand, our ability to expand production capacity to meet the demand for new products, our ability to successfully manage the transition from older products, and our ability to forecast the impact of customers’ demand for new products or the products being replaced. In addition, as new or enhanced products are introduced, we must also avoid excessive levels of older product inventories and related components and ensure that enough supplies of new products can be delivered to meet customers’ demands. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire by customers to evaluate new products for extended periods of time. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, service and support to effectively compete for these market opportunities.

Increasing competition and industry consolidation could harm our business and operating results.

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and fragmentation. We compete with many companies in the markets we serve, including companies that offer a broad spectrum of IT products and services (full-stack vendors) and others that offer a more limited set of storage and data management products or services. Several key competitors have greater financial resources and offer a more diverse portfolio of products and services.

By extending our flash and software-defined storage offerings, we are competing in new segments with both traditional competitors and new competitors, particularly smaller emerging storage vendors. In cloud and converged infrastructure, we also compete with large well established competitors. The longer-term potential and competitiveness of these emerging vendors remains to be determined.

For information regarding our competitors, see the section entitled “Competition” contained in Item 1. Business of this report. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share.

An increase in industry consolidation might result in stronger competitors that are better able to compete as sole-source vendors for customers. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners.

Our OEM relationships may not generate significant revenues.

We have OEM relationships with several companies, which collectively accounted for 9% of our net revenues during the fiscal 2014, compared to 12% during the corresponding period of the prior year. These OEMs market and sell their branded solutions based on our unified solutions, as well as associated software offerings. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. We also compete with some of our OEMs, further complicating our relationships with them. Therefore, our relationships with these OEMs may not continue to generate significant revenues and our total revenues may decline. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products; nor do we control their pricing.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected us in the past, and in the future could negatively affect our revenues.

For fiscal 2014, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for 22% and 16%, respectively, of our net revenues. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

Reduced U.S. government demand could materially harm our business and operating results. In addition, we could be harmed by claims that we have or a channel partner has failed to comply with regulatory and contractual requirements applicable to sales to the U.S. government.

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Recent events, such as the U.S. federal government shutdown in October 2013 and continued uncertainty regarding the U.S. budget and debt levels, has increased demand uncertainty for our products, and has recently resulted in lower sales to these customers. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could materially harm our operating results and financial condition. As an example, the United States Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with IT vendors, including us and several of our competitors and channel partners, under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. Although the DOJ and GSA currently have no claims pending against us, we could face claims in the future. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our business, operating results and financial condition.

Some of our products are subject to U.S. export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered; any violation of these laws could have a material and adverse effect on our business, operating results and financial condition.

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

For instance, media reports starting in November 2011 asserted that certain of our products were delivered to Syria through a third-party possibly in violation of U.S. export-control laws. Following these media reports, we met with U.S. government officials, provided information at their request, and expressed our willingness to continue cooperating with any further inquiry or investigation. In April 2014, we were notified by the U.S. government that it had completed its review of the matter and determined that we did not violate the U.S. export laws and that the government had closed its inquiry into the matter. However, if in the future we are ever found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition. As in the case of the media reports regarding Syria described above, even if we are not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm and distract senior executives from managing our normal day-to-day operations. Such collateral consequences could have a material adverse impact on our business, operating results and financial condition.

If we are unable to maintain and develop relationships with strategic partners, our revenues may be harmed.

Our growth strategy includes developing and maintaining strategic partnerships with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. A detailed description of these partnership relationships is identified in the Business Section of this Annual Report. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage and data management market. However, there is intense competition for attractive strategic partners, and these relationships may not be exclusive, may not generate significant revenues and may be terminated on short notice. For instance, some of our partners are also partnering with our competitors, which may increase the availability of competing solutions and harm our ability to grow our relationships with those partners. Moreover, some of our partners, particularly large, more diversified technology companies, are also competitors, complicating our relationships. If we are unable to establish new partnerships or maintain existing partnerships, if our strategic partners favor their relationships with other vendors in the storage industry or if our strategic partners increasingly compete with us, we could experience lower than expected revenues, suffer delays in product development, or experience other harm to our business, operating results and financial condition.

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

Our products are complex. We have experienced in the past, and expect to experience in the future, quality issues. Quality risk is most acute when we are introducing new products. Quality issues have and could again in the future cause customers to experience outages or disruptions in service, data loss or data corruption. If we fail to remedy a product defect, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, loss of revenue, inventory costs or product reengineering expenses and higher ongoing warranty and service costs, and these occurrences could have a material impact on our gross margins, business and operating results. Customers and we may experience losses that may result from or are alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages.

Due to the global nature of our business, risks inherent in our international operations could materially harm our business.

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. For fiscal 2014, our international revenues accounted for 51% of our net revenues. In addition, a substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by factors affecting our international operations, but not experienced in the U.S., including, among other things, local political or economic conditions, trade protection and export and import requirements, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by our internal policies and procedures, or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. There can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will comply with these policies, procedures, laws and/or regulations. Any such violation could subject us to fines and other penalties, which could have a material adverse effect on our business, operating results and financial condition.

Changes in our effective tax rate or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our effective tax rate is influenced by a variety of factors, many of which are outside of our control. These factors include among other things, fluctuations in our earnings and financial results in the various countries and states in which we do business and changes to the tax laws in such jurisdictions. Any of these factors could materially impact our operating results.

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

We are currently undergoing income tax audits in the U.S. and several foreign tax jurisdictions, as described in Note 13 to our consolidated financial statements. The U.S. and foreign tax authorities have questioned our intercompany transfer pricing arrangements during these audits. In recent years, several other U.S. companies have had their transfer pricing arrangements challenged as part of Internal Revenue Service (IRS) examinations, which have resulted in material proposed assessments and/or litigation with respect to those companies.

If the ultimate determination of income taxes or at-source withholding taxes assessed under the current IRS audits or audits being conducted in any other tax jurisdiction results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition would be adversely affected.

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

Our failure to pay quarterly dividends to our stockholders and to fully consummate our stock repurchase program could cause the market price of our stock to decline significantly.

Our ability to pay quarterly dividends and to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial condition and results of operations, available cash and cash flow in the U.S, capital requirements, and other factors. Future dividends are subject to declaration by our Board of Directors, and our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to dividends and/or stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s market price at a given point in time.

Our acquisitions may not achieve expected benefits, and may increase our liabilities, disrupt our existing business and harm our results of operations.

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal 2012, we completed the acquisition of certain assets related to Engenio, and in fiscal 2013, we completed the acquisitions of CacheIQ and ionGrid. The benefits we expect to receive from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business. Any inaccuracy in our acquisition assumptions, any failure to uncover liabilities or risks associated with the acquisition, any failure to make the acquisition on favorable terms, or any failure to integrate the acquired business or assets as and when expected, may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our results of operations or our business. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

We are exposed to the credit and non-payment risk of our customers, resellers and distributors, especially during times of economic uncertainty and tight credit markets, which could result in material losses.

Most of our sales to customers are on an open credit basis, with typical payment terms of 30 days. While we monitor individual customer payment capability in granting such open credit arrangements, and seek to limit such open credit to amounts we believe are reasonable, we may experience losses due to a customer’s inability to pay.

Beyond our open credit arrangements, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party leasing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default.

We expect demand for customer financing to continue. During periods of economic uncertainty, our exposure to credit risks from our customers increases. In addition, our exposure to credit risks of our customers may increase further if our customers and their customers or their lease financing sources are adversely affected by global economic conditions.

In the past, there have been bankruptcies by our customers to whom we had extended open credit, provided lease financing arrangements or guaranteed lease payments under full recourse lease arrangements. Such events have caused us to incur bad debt charges, in the case of financing arrangements have caused a loss of revenues, and in the case of recourse lease arrangements have caused us to make payments to third-party financers. We may be subject to similar losses in future periods. Any future losses could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that turmoil in the credit markets makes it more difficult for customers to obtain open credit or lease financing, those customers’ ability to purchase our products could be adversely impacted, which in turn could have a material adverse impact on our financial condition and operating results.

A repatriation of cash held by our foreign subsidiaries to fund U.S. operations, strategic opportunities or debt service may subject us to a significant tax liability.

As of April 25, 2014, $4.3 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities; and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted

If we default under our significant debt obligations, including our Senior Notes and our recently issued notes, our business, operating results and financial condition will be harmed. Moreover, covenants associated with our Senior Notes may unduly restrict our business.

We have Senior Notes outstanding as of April 25, 2014 in an aggregate principal amount of $1.0 billion that mature at specific dates in calendar 2017 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250.0 million, under which we had no borrowings outstanding as of April 25, 2014. In addition, on June 5, 2014, we issued $500.0 million of senior notes that mature in calendar 2021. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed.

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

We have in the past and may in the future incur restructuring charges and asset impairment in response to changing market conditions or cost-cutting initiatives.

We have in the past undertaken cost savings initiatives in response to changes in market conditions and market demand for our products. For example, in May 2013 and March 2014 we executed restructuring events designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment. As a result, we recognized substantial restructuring expenses. We may in the future undertake initiatives that may include restructuring, disposing of, and/or otherwise discontinuing certain products, or both. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. These charges would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

We are continually seeking ways to make our cost structure, business processes and systems more efficient, including by moving activities from higher-cost to lower-cost locations, outsourcing certain business processes and functions, and implementing new business information systems. Problems with the execution of these activities could have an adverse effect on our business, operating results and financial condition.

We continuously seek to make our cost structure and business processes more efficient, including by moving our business activities from higher-cost to lower-cost locations, outsourcing certain business processes and functions, and implementing changes to our business information systems. These efforts involve a significant investment of financial and human resources and significant changes to our current operating processes. In addition, as we move operations into lower-cost jurisdictions and outsource certain business processes, we become subject to new regulatory regimes and lose control of certain aspects of our operations and, as a consequence, become more dependent upon the systems and business processes of third-parties. If we are unable to move our operations, outsource business processes and implement new business information systems in a manner that complies with local law and maintains adequate standards, controls and procedures, the quality of our products and services may suffer and we may be subject to increased litigation risk, either of which could have an adverse effect on our business, operating results and financial condition.

If we are unable to attract and retain qualified personnel, our business, operating results and financial condition could be harmed.

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers. Competition for qualified employees, particularly in Silicon Valley, is intense. The loss of the services of a significant number of our employees, particularly our engineers, salespeople and key managers, could be disruptive to our development efforts or business relationships and could materially and adversely affect our operating results. Equity grants are a critical component of our current compensation programs. If we reduce, modify or eliminate our equity programs, due to increased shareholder activism, heightened focus on corporate compensation practices, or increased scrutiny of the dilutive effects of such programs, we may have difficulty attracting and retaining critical employees.

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

Our failure to protect our intellectual property could harm our business, operating results and financial condition.

Our success depends significantly upon developing, maintaining and protecting proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions with employees, resellers, strategic partners and customers, to protect our proprietary rights. We currently have multiple U.S. and international patent applications pending and multiple U.S. and international patents issued. The pending applications may not be approved, and our existing and future patents may be challenged. If such challenges are brought, the patents may be invalidated. We may not be able to develop proprietary products or technologies that are patentable, and patents issued to us may not provide us with any competitive advantages and may be challenged by third parties. Further, the patents of others may materially and adversely affect our ability to do business. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive condition.

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

If a cybersecurity or other security breach occurs on our systems or on our end user customer systems, or if stored data is improperly accessed, customers may reduce or cease using our solutions, our reputation may be harmed and we may incur significant liabilities.

We store and transmit sensitive and proprietary data related to our employees, customers, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and Internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personally identifiable information. In the current environment there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, human error and technological vulnerabilities. Cybersecurity incidents or other security breaches could result in unauthorized access to, or loss or unauthorized disclosure of, such information, litigation, indemnity obligations, government investigations and other possible liabilities, as well as negative publicity, which could damage our reputation and public perception of the security and reliability of our products. Additionally, our clients and customers use our platforms for the transmission and storage of sensitive data. We do not regularly monitor or review the information or content that our clients and their customers upload and store, and, therefore, we have no direct control over the substance of the information or content stored within our platforms. Therefore, if employees, clients, partners or their respective customers use our platforms for the transmission or storage of personally identifiable or other sensitive information and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems.

Many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding security breaches often lead to widespread negative publicity. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms, and social media sites. Any security breach, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their support contracts, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our existing general liability insurance coverage and coverage for errors and omissions may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims, or our insurers may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results and financial condition.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, the increased use of fair value measures, changes to revenue recognition, lease accounting, financial instruments and other accounting standards could have a significant effect on our reported financial results or the way we conduct our business.

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

We own approximately 0.8 million square feet of facilities in Research Triangle Park (RTP), North Carolina, of which we occupy approximately 0.5 million square feet. In addition, we own 65 acres of undeveloped land. The RTP site supports research and development, global services and sales and marketing.

We own forty acres of land and approximately 0.3 million square feet of facilities in Wichita, Kansas. This site supports sales and marketing, research and development, and global services.

We lease and occupy approximately 0.4 million square feet of facilities in Bangalore, India. In addition, we own 15 acres of land under development. The Bangalore site supports research and development, sales and marketing and global services.

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

Market Information

Our common stock commenced trading on the NASDAQ Global Select Market (and its predecessor, the Nasdaq National Market) on November 21, 1995, and is traded under the symbol “NTAP.” The closing price for our common stock on June 4, 2014 was $36.26. The following table sets forth for the periods indicated, the high and low sale prices for our common stock as reported on the NASDAQ Global Select Market.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$42.11	$33.61	$41.05	$27.79
Second Quarter	44.65	38.93	36.41	27.62
Third Quarter	45.96	38.34	36.19	26.26
Fourth Quarter	44.44	34.95	37.02	32.75

Holders

As of June 4, 2014 there were 630 holders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Dividends

The Company declared and paid cash dividends of $0.15 per share of outstanding common stock each quarter for an aggregate of $202.3 million in fiscal 2014. No dividends were declared or paid in fiscal 2013.

Performance Graph

The following graph shows a five-year comparison of the cumulative total return on our common stock, the NASDAQ Composite Index, the S&P 500 Index and the S&P 500 Information Technology Index from April 24, 2009 through April 25, 2014. The past performance of our common stock is not indicative of the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NetApp, Inc., the NASDAQ Composite Index,

the S&P 500 Index and the S&P 500 Information Technology Index

*	$100 invested on 4/30/09 in stock or index, including reinvestment of dividends.

	4/09	4/10	4/11	4/12	4/13	4/14
NetApp, Inc.	$100.00	$189.45	$284.75	$212.19	$190.66	$197.58
NASDAQ Composite	100.00	144.63	170.44	182.57	202.25	253.22
S&P 500	100.00	138.84	162.75	170.49	199.29	240.02
S&P 500 Information Technology	100.00	143.49	162.37	186.06	189.18	236.12

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See “Item 1A. Risk Factors.”

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 25, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 25, 2014 – February 21, 2014	2,424	$42.64	177,087	$1,395.9
February 22, 2014 – March 21, 2014	1,611	$40.34	178,698	1,330.9
March 22, 2014 – April 25, 2014	5,627	$36.64	184,325	1,124.8

Total	9,662	$38.76

In May 2003, our Board of Directors approved a stock repurchase program. During fiscal 2014, we repurchased and retired 47.3 million shares of our common stock for an aggregate purchase price of $1,881.5 million. Since inception of the program through April 25, 2014, we repurchased a total of 184.3 million shares of our common stock for an aggregate purchase price of $6.0 billion. As of April 25, 2014, the remaining authorized amount for stock repurchases was $1.1 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

	Fiscal Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012	April 29, 2011	April 30, 2010
	(In millions, except per share amounts)
Net revenues(1)	$6,325.1	$6,332.4	$6,233.2	$5,122.6	$3,931.4
Total cost of revenues	2,406.0	2,571.3	2,519.8	1,793.9	1,412.2

Gross profit	3,919.1	3,761.1	3,713.4	3,328.7	2,519.2
Total operating expenses	3,184.8	3,153.3	2,966.9	2,504.4	2,030.8

Income from operations	734.3	607.8	746.5	824.3	488.4

Net income(1)	$637.5	$505.3	$605.4	$673.1	$400.4

Net income per share, basic	$1.87	$1.40	$1.66	$1.87	$1.18

Net income per share, diluted	$1.83	$1.37	$1.58	$1.71	$1.13

Shares used in basic computation	340.3	361.5	363.9	360.9	339.6

Shares used in diluted computation	347.9	368.0	384.3	393.7	353.2

Cash dividends declared per share	$0.60	$—	$—	$—	$—

	April 25, 2014	April 26, 2013	April 27, 2012	April 29, 2011	April 30, 2010
	(In millions)
Cash, cash equivalents and short-term investments	$5,003.3	$6,952.6	$5,398.5	$5,174.7	$3,724.0
Working capital	3,776.7	4,587.6	3,306.7	2,992.4	2,626.1
Total assets	9,219.2	11,242.4	9,532.3	8,498.8	6,494.4
Current portion of long-term debt	—	1,257.8	1,202.3	1,150.4	—
Long-term debt and other	1,291.7	1,248.1	206.9	192.9	1,273.4
Total stockholders’ equity	3,786.5	4,717.5	4,293.6	3,730.2	2,530.5

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

Executive Overview

Our Company

We are a leading global provider of innovative storage and data management software, systems and services. Our storage solutions help customers create the flexible, efficient and highly available information technology (IT) infrastructures they need to support their organizations.

Our unified scale-out fabric-attached storage (FAS) platform is designed to meet the demanding requirements of shared infrastructures and cloud environments. Our E-Series high-performance storage area network platform is designed to meet demanding performance and capacity requirements of dedicated workloads, while retaining simplicity and an optimized price to performance ratio. Our FAS storage platform uses the NetApp® DataONTAP® storage operating system to deliver integrated data protection, comprehensive data management, and built-in efficiency software for virtualized, shared infrastructures, cloud computing, and mixed workload business applications. We offer hybrid and all-flash configurations of both FAS and E-Series platforms. Effective in the fourth quarter of fiscal 2014, we have changed the way we group our FAS product platforms. We now describe our configured systems as (1) entry level products, which consists of our FAS2000 systems, (2) mid-range products, which consists of our legacy FAS3000 systems and our new FAS8020 and FAS8040 systems, and (3) high-end products, which consists of our legacy 6000 systems and our new FAS8060 systems. This change had no impact on previously reported amounts.

In addition to our products, we provide a variety of services including hardware maintenance, and software entitlement and maintenance (SEM), professional services, global support solutions, and customer education and training to help customers most effectively manage their data.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics for each of the last three fiscal years (in millions, except per share amounts, percentages and days sales outstanding):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Net revenues	$6,325.1	$6,332.4	$6,233.2
Gross profit	$3,919.1	$3,761.1	$3,713.4
Gross profit margin percentage	62.0%	59.4%	59.6%
Income from operations	$734.3	$607.8	$746.5
Income from operations as a percentage of net revenues	11.6%	9.6%	12.0%
Net income	$637.5	$505.3	$605.4
Diluted income per share	$1.83	$1.37	$1.58
Operating cash flows	$1,349.6	$1,386.3	$1,462.6

	April 25, 2014	April 26, 2013
Deferred revenue	$3,100.2	$3,009.5
Days sales outstanding (DSO)	47	42

•

Net revenues: Our net revenues decreased slightly in fiscal 2014 compared to fiscal 2013. This was primarily due to a decrease in OEM product revenues of 26%, partially offset by increases in hardware maintenance contract revenue generated from a higher installed base of our hardware products under maintenance contracts.

•

Gross profit margin percentage: Our gross profit margin as a percentage of net revenues increased in fiscal 2014 compared to fiscal 2013 primarily due to lower unit materials costs due to supply chain efficiencies and changes in our revenue mix. Additionally, gross profit was favorably impacted by lower OEM revenues and higher gross profit margins on add-on storage.

•

Income from operations as a percentage of net revenues: Our income from operations as a percentage of net revenues increased in fiscal 2014 compared to fiscal 2013 primarily due to an increase in gross margins and the favorable impact of cost containment initiatives.

•

Net Income and Diluted Income per Share: The 26% and 34% increases in net income and diluted income per share, respectively, in fiscal 2014 compared to fiscal 2013 reflects higher operating income in dollars and as a percentage of net revenues, partially offset by a 3% increase in our effective tax rate. In addition to these factors, diluted income per share was favorably impacted by a 5% decrease in the number of dilutive shares, primarily due to higher share repurchases in fiscal 2014.

•	Operating cash flows: Operating cash flows decreased 3% in fiscal 2014, reflecting an increase in net income that was more than offset by changes in our operating assets and liabilities.

•

Deferred revenue: Total deferred revenue increased $90.7 million, or 3%, in fiscal 2014 compared to fiscal 2013 primarily due to an increase in deferred SEM and service revenue related to service contract sales and renewals.

•

DSO: DSO increased in the fourth quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013 primarily due to a higher percentage of the fourth quarter’s shipments that occurred in the last month of the fourth quarter (shipment linearity) of fiscal 2014 compared to the corresponding period in the prior year.

Stock Repurchase Program and Dividend Activity

During fiscal 2014, we repurchased 47.3 million shares of our common stock at an average price of $39.78 per share, for an aggregate of $1.9 billion. We also declared cash dividends of $0.60 per share of common stock in fiscal 2014, for which we paid an aggregate of $202.3 million.

Restructuring Plans

In March 2014 and May 2013, we initiated business realignment plans designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment, resulting in a reduction of our global workforce of approximately 11% in aggregate, for which we have recognized an aggregate of $88.3 million of employee severance costs in fiscal 2014. We have completed all activities under the May 2013 plan, and expect to complete activities under the March 2014 plan in the first six months of fiscal 2015, with no significant additional charges.

Recent Activity

On June 5, 2014 we issued $500.0 million principal amount of 3.375% Senior Notes due on June 15, 2021. We intend to use the net proceeds from this offering for general corporate purposes, including possible stock repurchases, dividends, capital expenditures, working capital and potential acquisitions and strategic transactions. For further information on the terms of this debt issuance, see Note 18 of the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), which require management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material.

The summary of significant accounting policies is included in Note 1 to the consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. The accounting policies described below reflect the significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

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

For multiple element arrangements, we allocate revenue to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement. For our non-software deliverables, we allocate the arrangement consideration based on the relative selling price of the deliverables using estimated selling price (ESP). For our software entitlements and support services, we generally use vendor-specific objective evidence of selling price (VSOE). When we are unable to establish VSOE for our software entitlements and support services, we use ESP in our allocation of arrangement consideration.

The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained.

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

We establish VSOE of selling price using the price charged for a deliverable when sold separately and generally evidenced by a substantial majority of historical stand-alone transactions falling within a reasonably narrow range. In addition, we consider major service type, customer type, and other variables in determining VSOE. Our revenue estimates and assumptions are based on our ability to assert and maintain VSOE.

ESP is generally evidenced by a majority of historical transactions falling within a reasonable price range. We also consider multiple factors, including, but not limited to, cost of products, gross margin objectives, historical pricing practices, customer type and distribution channels. Our revenue estimates and assumptions are based on our ability to maintain consistent ESP.

As our business and offerings evolve over time, modifications to our pricing and discounting methodologies, changes in the scope and nature of service offerings and/or changes in customer segmentation may result in a lack of consistency required to establish and/or maintain VSOE or to maintain consistent ESP. Additionally, technological changes resulting in variability in product costs and gross margins may require changes to our ESP model. Changes in ESP may result in a different allocation of revenue to the deliverables in multiple-element arrangements. These factors, among others, may adversely impact the amount of revenue and gross margins we report in a particular period.

Sales returns are estimated based on historical sales returns, current trends and our expectations regarding future experience. Additionally, distributors and partners participate in various marketing and other programs, and we maintain estimated accruals and allowances for these programs based on contractual terms and historical experience.

If there is insufficient relevant historical data for determining our sales returns estimates, or if we experience changes in practices related to sales returns or changes in market or competitive conditions resulting in higher than expected return rates, or if actual credits received by our distributors and partners deviate significantly from our estimates, our revenues may be adversely impacted.

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

Key Estimates and Assumptions	Key Uncertainties
We periodically perform an excess and obsolete analysis of our inventory. Inventories are written down based on excess and obsolete reserves determined primarily on assumptions about future demand forecasts and market conditions. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.	Although we use our best estimates to forecast future product demand, any significant unanticipated changes in demand or obsolescence related to technological developments, new product introductions, customer requirements, competition or other factors could have a significant impact on the valuation of our inventory. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings that adversely impact gross margins may be required. If actual market conditions are more favorable, we may realize higher gross profits in the period when the written-down inventory is sold.

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2014, we performed a quantitative test at the reporting unit level and determined the fair value substantially exceeded the carrying value for each reporting unit and, therefore, found no impairment of goodwill.

The following are the key estimates and assumptions and corresponding uncertainties for estimating the value of our goodwill and purchased intangible assets:

Key Estimates and Assumptions	Key Uncertainties

The assessment of fair value for goodwill and purchased intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the accounting guidance for the fair value measurement of nonfinancial assets.

The valuation of purchased intangible assets is principally based on estimates of the future performance and cash flows expected to be generated by the acquired assets from the acquired business.

While we employ experts to determine the acquisition date fair value of acquired intangibles, the fair value of assets acquired and liabilities assumed are based on significant management assumptions and estimates, which are inherently uncertain and highly subjective and as a result, actual results may differ from estimates. If different assumptions were to be used, it could materially impact the purchase price allocation.

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

Stock-Based Compensation

We recognize stock-based compensation expense for all share-based payment awards, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period.

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

Valuation of Investment Securities

Our investments in debt securities are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of these securities are recognized in accumulated other comprehensive income, net of tax, unless they are determined to be other-than-temporary impairments. The ultimate value realized on these securities is subject to market price volatility until they are sold. Our investment portfolio includes Auction Rate Securities (ARSs), which we classify as long-term investments as there is no active market and we believe our ability to liquidate these investments in the next twelve months is uncertain.

The following are the key estimates and assumptions and corresponding uncertainties for the valuation of our investment securities:

Key Estimates and Assumptions	Key Uncertainties
The estimated fair value of our debt securities, excluding ARSs, and the associated accounting for unrealized losses is based on an evaluation of current economic and market conditions, the credit rating of the security’s issuer, the length of time and extent a security’s fair value has been below its amortized cost and our ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery in value. If we determine that an investment has an other-than-temporary decline in fair value, we recognize the investment loss in earnings.	The fair value of our investments in debt securities, including ARSs, could decrease significantly from uncertainties in the credit and capital markets, credit rating downgrades and/or solvency of the issuer, decreases in the marketability of the securities or changes in our ability and intent to continue to hold the securities. If the fair value of our investments decreases significantly and is determined to be other-than-temporary, we may incur impairment charges that could adversely affect our results of operations.

In estimating the fair value of our ARSs we consider the assessments of the underlying structure of each security, discounted expected cash flows, credit ratings, workout periods, trading activity for similar securities in the secondary market and overall capital market liquidity.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The following are the key estimates and assumptions and corresponding uncertainties for our income taxes:

Key Estimates and Assumptions	Key Uncertainties
Our income tax provision is based on existing tax law and advanced pricing agreements or letter rulings we have with various tax authorities.	Our provision for income taxes is subject to volatility and could be adversely impacted by future changes in existing tax laws, such as a change in tax rate, possible U.S. changes to the taxation of earnings of our foreign subsidiaries, and uncertainties as to future renewals of favorable tax agreements and rulings.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries because these earnings have been indefinitely reinvested and there is no plan in the foreseeable future to initiate any action that would precipitate the payment of income taxes thereon.	We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: the forecasts, budgets and financial requirements of the parent and subsidiaries for both the long and short term; the tax consequences of a decision to reinvest; and any U.S. and foreign government programs designed to influence remittances. If factors change, future income tax expense and payments may differ significantly from the current period and could materially adversely affect our results of operations.

The determination of whether we should record or adjust a valuation allowance against our deferred tax assets is based on assumptions regarding our future profitability.	Our future profits could change resulting in a change to our determination as to the amount of deferred tax assets that can be realized. We could adjust our valuation allowance with a corresponding impact to the tax provision in the period in which such determination is made.

The estimates for our uncertain tax positions are based primarily on company specific circumstances, applicable tax laws, tax opinions from outside firms and past results from examinations of our income tax returns.	Significant judgment is required in evaluating our uncertain tax positions. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome or tax court rulings of these matters will not be different from that which is reflected in our historical tax provisions and accruals.

New Accounting Standards

See Note 3 of the accompanying consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Revenues:
Product	62.3%	64.6%	67.6%
Software entitlements and maintenance	14.5	14.1	13.0
Service	23.2	21.3	19.4

Net revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product	28.1	31.0	31.7
Cost of software entitlements and maintenance	0.5	0.4	0.4
Cost of service	9.4	9.2	8.3

Gross profit	62.0	59.4	59.6

Operating expenses:
Sales and marketing	30.0	31.2	29.9
Research and development	14.5	14.3	13.3
General and administrative	4.5	4.3	4.2
Restructuring and other charges	1.4	—	—
Acquisition-related expense	—	—	0.2

Total operating expenses	50.4	49.8	47.6

Income from operations	11.6	9.6	12.0
Other income (expense), net	0.1	(0.6)	(0.6)

Income before income taxes	11.7	9.0	11.4
Provision for income taxes	1.6	1.0	1.7

Net income	10.1%	8.0%	9.7%

Discussion and Analysis of Results of Operations

Overview — Net revenues for fiscal 2014 were $6,325.1 million, down $7.3 million, or less than 1%, compared to fiscal 2013, reflecting a decrease in product revenues, mostly offset by increases in hardware maintenance contract and SEM revenues.

Net revenues for fiscal 2013 were $6,332.4 million, up $99.2 million, or 2%, compared to fiscal 2012. The increase was due to increases in hardware maintenance contract and SEM revenues.

Gross profit as a percentage of net revenues increased 2.6% during fiscal 2014 compared to fiscal 2013, primarily due to lower unit materials costs due to supply chain efficiencies, partially offset by a lower average selling price (ASP) for total configured systems. Additionally, gross profit was favorably impacted by lower OEM revenues and higher margins on service revenues.

Gross profit as a percentage of net revenues decreased less than 1% during fiscal 2013 compared to fiscal 2012.

Sales and marketing, research and development, and general and administrative expenses for fiscal 2014 totaled $3,096.5 million, down 1% as a percentage of net revenues compared to fiscal 2013, reflecting cost control programs implemented in fiscal 2014, partially offset by an increase in incentive compensation due to higher achievement against plan.

Sales and marketing, research and development and general and administrative expenses for fiscal 2013 totaled $3,151.6 million, up 7% compared to fiscal 2012. The increase was primarily due to increased compensation costs resulting from a 9% increase in average headcount during fiscal 2013 compared to fiscal 2012.

Net Revenues (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Net revenues	$6,325.1	$6,332.4	—	$6,233.2	2%

The slight decrease in net revenues for fiscal 2014 was due to a decrease of $148.4 million in product revenues, offset by an aggregate increase in service and SEM revenues of $141.1 million. Product revenues comprised 62% of net revenues for fiscal 2014, compared to 65% of net revenues for fiscal 2013.

The increase in net revenues for fiscal 2013 was due to increases in service and SEM revenues of $216.6 million, partially offset by a decrease in product revenues of $117.4 million. Product revenues comprised 65% of net revenues for fiscal 2013, compared to 68% of net revenues for fiscal 2012.

Sales through our indirect channels represented 82%, 81% and 78% of net revenues in fiscal 2014, 2013 and 2012, respectively. Included in indirect channel sales were $584.7 million, $787.2 million and $889.5 million of OEM revenues for fiscal 2014, 2013 and 2012, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Arrow Electronics, Inc.	22%	19%	17%
Avnet, Inc.	16%	15%	12%

Product Revenues (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Product revenues	$3,943.9	$4,092.3	(4)%	$4,209.7	(3)%

Product revenues consist of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products. Please refer to the Executive Overview- Our Company section for a description of how, effective the fourth quarter of fiscal 2014, we aggregate our FAS product platforms into entry-level, mid-range and high-end systems for reporting purposes.

Total configured system revenues of $2,287.3 million increased by $4.2 million in fiscal 2014 compared to fiscal 2013. Revenues from FAS high-end systems and E-Series (which includes our all flash EF systems) increased, offset by decreases in FAS entry level and mid-range systems. Total configured systems unit volume increased 1.6% during fiscal 2014 compared to fiscal 2013, primarily as a result of unit increases in the FAS high-end and mid-range systems and E-Series systems, partially offset by a decrease in unit volume of the FAS entry level systems, reflecting a shift in customer demand to our newer mid-range and high-end products, lower sales to the U.S. public sector market, and higher demand for our E-Series systems. The average selling prices (ASP’s) decreased across all FAS system platforms in fiscal 2014 compared to fiscal 2013 due to higher discounting and higher demand of newer lower priced products, while the ASP for E-Series increased due to higher ASPs on all-flash E-Series systems. Overall, ASPs of total configured systems decreased 1% during fiscal 2014 due to higher discounting and product mix.

Non-configured product revenues of $1,656.6 million decreased $152.6 million, or 8%, during fiscal 2014 compared to fiscal 2013. This decrease was primarily due to lower revenues from non-configured OEM products, which declined 26%.

Total configured system revenues of $2,283.1 million increased by $63.4 million, or 3%, in fiscal 2013 compared to fiscal 2012, primarily due to an increase in revenues from FAS entry-level and high-end systems, partially offset by a decrease in FAS mid-range systems. Total configured systems unit volume increased 9% during fiscal 2013 compared to fiscal 2012. Unit volume for both the FAS entry-level and high-end systems increased, while unit volume of the FAS mid-range systems decreased, reflecting a shift in customer demand from certain older mid-range systems to certain entry level systems and increased demand for the high-end systems. The ASP’s across all FAS configured systems increased due to increased capacity during fiscal 2013 compared to fiscal 2012. However, ASPs of total configured systems decreased during fiscal 2013, due to a shift in sales from higher priced FAS mid-range systems to lower priced entry level systems.

Non-configured product revenues of $1,809.1 million decreased $180.9 million, or 9%, during fiscal 2013 compared to fiscal 2012. This decrease was primarily due to lower revenues from non-configured OEM products, which declined 11%, and lower add-on storage revenues.

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

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Software entitlements and maintenance revenues	$914.8	$893.5	2%	$812.2	10%

SEM revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, as well as bug fixes and patch releases.

The increases in SEM revenues in each period were due to increases in the aggregate contract value of the installed base under SEM contracts, which is recognized as revenue ratably over the terms of the underlying contracts. In addition, in fiscal 2014, our SEM revenues were favorably impacted by a change in our pricing strategy, effective in the fourth quarter of that period, such that we now charge for SEM services on the storage capacity sold in our configured systems and add-on storage products. We expect this change to result in favorable trends in our SEM revenues as a percentage of total revenues in fiscal 2015.

Service Revenues (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Service revenues	$1,466.4	$1,346.6	9%	$1,211.3	11%

Service revenues include hardware maintenance, professional services and educational and training services.

Hardware maintenance contract revenues represent 77%, 74% and 70%, of service revenues in fiscal 2014, 2013 and 2012, respectively. These revenues increased $137.8 million, or 14%, during fiscal 2014 compared to fiscal 2013, and increased $143.5 million, or 17%, during fiscal 2013 compared to fiscal 2012. The increases in each year are a result of increases in the installed base and aggregate contract values under service contracts. Professional services and educational and training services comprised 23%, 26% and 30% of service revenues for fiscal 2014, 2013 and 2012, respectively.

Revenues by Geographic Area (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Americas (United States, Canada and Latin America)	$3,513.3	$3,552.5	(1)%	$3,529.7	1%
Europe, Middle East and Africa (EMEA)	1,954.6	1,928.8	1%	1,936.5	—%
Asia Pacific (APAC)	857.2	851.1	1%	767.0	11%

Net revenues	$6,325.1	$6,332.4		$6,233.2

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. During fiscal 2014, Americas revenues were unfavorably impacted by a decrease in sales to the U.S. public sector market. During fiscal 2013, EMEA revenues were negatively impacted by the general macroeconomic conditions in the region.

Sales to customers inside the United States comprised 89%, 89% and 86% of Americas net revenues during fiscal 2014, 2013 and 2012, respectively. Sales to Germany accounted for $632.6 million for fiscal 2012. No other foreign country accounted for 10% or more of our net revenues in an individual fiscal year.

Cost of Revenues

Our cost of revenues consists of three elements: (1) cost of product revenues, which includes the costs of manufacturing and shipping our storage products, amortization of purchased intangible assets, inventory write-downs, and warranty costs, (2) cost of SEM, which includes the costs of providing SEM and third-party royalty costs and (3) cost of service revenues, which includes costs associated with providing support activities for hardware maintenance, global support partnership programs, professional services and educational and training services.

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

Cost of Product Revenues (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Cost of product revenues	$1,777.1	$1,959.9	(9)%	$1,979.9	(1)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Fiscal 2014 to Fiscal 2013 Percentage Change Points	Fiscal 2013 to Fiscal 2012 Percentage Change Points
Materials cost	(7)	(3)
Excess and obsolete inventory	(1)	1
Warranty	(1)	1

Total change	(9)	(1)

Cost of product revenues represented 45%, 48% and 47% of product revenues for fiscal 2014, 2013 and 2012, respectively.

Materials cost represented 84%, 83% and 85% of product costs for fiscal 2014, 2013 and 2012, respectively.

Materials cost decreased $129.0 million in fiscal 2014 compared to fiscal 2013 due to an overall decrease in average unit materials cost across all FAS platforms, reflecting increased supply chain efficiencies and favorable changes in product mix. Additionally, materials cost was favorably impacted by lower OEM product volume compared to fiscal 2013 and to lower materials cost of add-on hardware and storage. This decrease was partially offset by a 1.6% unit volume increase in configured systems, resulting in higher gross margins on products compared to fiscal 2013. In addition, cost of product revenues in fiscal 2014 was favorably impacted by a $24.6 million decrease in hardware-related warranty expense and a $14.1 million decrease in excess and obsolete inventory write-downs compared to fiscal 2013.

Materials cost decreased $58.9 million in fiscal 2013 compared to fiscal 2012 due to change in mix of configured systems towards lower cost FAS entry level systems, lower drive costs and lower OEM product volume, resulting in an overall decrease in average unit materials cost. This decrease was partially offset by a 9% unit volume increase in configured systems. In addition, cost of product revenues in fiscal 2013 reflected a $26.9 million increase in hardware-related warranty expense and an $11.7 million increase in inventory write-downs compared to fiscal 2012.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Cost of software entitlements and maintenance revenues	$30.7	$28.3	8%	$23.9	18%

Cost of SEM revenues increased primarily due to higher royalty costs in fiscal 2014 compared to fiscal 2013 and in fiscal 2013 compared to fiscal 2012. Cost of SEM revenues represented 3% of SEM revenues for fiscal 2014, 2013 and 2012.

Cost of Service Revenues (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Cost of service revenues	$598.2	$583.1	3%	$516.0	13%

Cost of service revenues increased in fiscal 2014 compared to 2013 primarily due to increases in spares materials costs and a higher volume of service calls related to a higher service contract base, largely offset by headcount related savings and lower per unit logistics and service delivery costs. Cost of service revenues increased in fiscal 2013 compared to 2012 primarily due to increases in service contract fulfillment, logistics and service delivery costs. Costs represented 41%, 43% and 43% of service revenues for fiscal 2014, 2013 and 2012.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased $28.2 million, or 2% during fiscal 2014 compared to fiscal 2013, primarily due to increases in incentive compensation reflecting stronger operating performance against goals.

Total compensation costs included in operating expenses increased $111.1 million, or 7% during fiscal 2013 compared to fiscal 2012, primarily due to an increase in salaries, benefits and other compensation-related costs due to an increase in average headcount.

Sales and Marketing (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Sales and marketing expenses	$1,898.2	$1,974.8	(4)%	$1,864.0	6%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense and travel and entertainment expense. Sales and marketing expenses increased (decreased) due to the following:

	Fiscal 2014 to Fiscal 2013 Percentage Change Points	Fiscal 2013 to Fiscal 2012 Percentage Change Points
Compensation costs	—	3
Depreciation and amortization	(1)	—
Facilities and IT support costs	1	2
Other	(4)	1

Total change	(4)	6

Compensation costs during fiscal 2014 reflect higher incentive compensation that was more than offset by lower stock-based compensation and salaries expense. Depreciation and amortization expense decreased during fiscal 2014 due to certain intangible assets becoming fully amortized during fiscal 2013. Facilities and IT support costs increased during fiscal 2014 due to our increased investment in sales IT systems. The decrease in other sales and marketing expenses was primarily due to our fiscal 2014 cost containment programs.

The increase in compensation costs during fiscal 2013 is primarily due to higher salaries and stock-based compensation resulting from a 9% increase in average sales and marketing headcount compared to fiscal 2012. Facilities and IT support costs increased during fiscal 2013 due to our increased investment in sales IT systems.

Research and Development (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Research and development expenses	$917.3	$904.2	1%	$828.2	9%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Research and development expense increased (decreased) due to the following:

	Fiscal 2014 to Fiscal 2013 Percentage Change Points	Fiscal 2013 to Fiscal 2012 Percentage Change Points
Compensation costs	2	6
Depreciation	1	2
Development projects	(1)	1
Other	(1)	—

Total change	1	9

The increase in compensation costs during fiscal 2014 is primarily due to higher incentive compensation. Depreciation expense during fiscal 2014 increased due to higher levels of investment in engineering equipment. The decrease in development projects expense during fiscal 2014 reflects lower spending on materials and services associated with engineering activities to develop new product lines and enhancements to existing products.

The increase in compensation costs during fiscal 2013 is primarily due to higher salaries, stock-based compensation and incentive compensation resulting from an increase of 9% in average engineering headcount compared to fiscal 2012. Depreciation and amortization expense increased during fiscal 2013 due to higher levels of investment in engineering equipment.

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

General and Administrative (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
General and administrative expenses	$281.0	$272.6	3%	$264.9	3%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expense increased (decreased) due to the following:

	Fiscal 2014 to Fiscal 2013 Percentage Change Points	Fiscal 2013 to Fiscal 2012 Percentage Change Points
Compensation costs	5	3
Professional and legal fees and outside services	1	(2)
Bad debt expense	(2)	1
Other	(1)	1

Total change	3	3

The increase in compensation costs in fiscal 2014 is primarily due to higher incentive compensation and to a lesser extent higher stock-based compensation and salaries expense. The increase in professional and legal fees and outside services during fiscal 2014 reflects higher fees related to legal activities, partially offset by lower spending levels on contractors and professional services. Bad debt expense in fiscal 2014 decreased $6.5 million compared to fiscal 2013.

The increase in compensation costs in fiscal 2013 is primarily due to higher salaries resulting from an increase of 8% in average general and administrative headcount during fiscal 2013 compared to fiscal 2012. The decreases in outside services during fiscal 2013 reflect lower spending on contractors and various operational projects, as well as the absence of Engenio integration activities in fiscal 2013 compared to fiscal 2012.

Acquisition-related Expense (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Acquisition-related expense	$—	$1.7	(100)%	$9.8	(83)%

During fiscal 2013, we incurred $1.7 million of acquisition costs, primarily related to severance costs associated with the termination of certain acquiree company employees. During fiscal 2012, we incurred $9.8 million of due diligence, legal and integration charges associated with our acquisition of Engenio.

Restructuring and Other Charges:

In March 2014 and May 2013, we initiated business realignment plans designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment, resulting in a reduction of our global workforce of approximately 11% in aggregate, for which we have recognized an aggregate of $88.3 million of employee severance costs in fiscal 2014. We have completed all activities under the May 2013 plan, and expect to complete activities under the March 2014 plan in the first six months of fiscal 2015, with no significant additional charges.

Other Income, Net

Interest Income (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Interest income	$34.9	$42.2	(17)%	$38.2	10%

The decrease in interest income for fiscal 2014 compared to fiscal 2013 was primarily due to a decrease in our investment portfolio as a result of the liquidation of some of our investments to repay our Convertible Notes and to pay for stock repurchases.

The increase in interest income for fiscal 2013 compared to fiscal 2012 was primarily due to increases in our investment portfolio, partially offset by lower yields.

Interest Expense (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Interest expense	$(36.1)	$(91.7)	(61)%	$(74.7)	23%

Interest expense, including the amortization of debt discount and issuance costs, is related to our Senior Notes and Convertible Notes as summarized below:

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Senior Notes	$25.1	$9.4	$—
Convertible Notes	10.2	81.2	73.5

Total	$35.3	$90.6	$73.5

The increase in interest expense related to our Senior Notes in fiscal 2014 compared to fiscal 2013 reflects their issuance in December 2012. The decrease in interest expense related to our Convertible Notes in fiscal 2014 compared to fiscal 2013 reflects their maturity in June 2013.

The increase in interest expense related to our Convertible Notes in fiscal 2013 compared to fiscal 2012 reflects lower capitalized interest and higher amortization of debt discount and issuance costs.

Other Income, Net (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Other income, net	$7.6	$8.3	(8)%	$2.4	246%

The decrease in other income, net for fiscal 2014 compared to fiscal 2013 is primarily due to lower net foreign exchange gains, partially offset by higher unrealized net gains on investments. The increase in other income, net for fiscal 2013 compared to fiscal 2012 is primarily due to net foreign exchange gains.

Provision for Income Taxes (in millions, except percentages):

	Year Ended
	April 25, 2014	April 26, 2013	% Change	April 27, 2012	% Change
Provision for income taxes	$103.2	$61.3	68%	$107.0	(43)%

Our effective tax rate for fiscal 2014 was 13.9% compared to an effective tax rate of 10.8% for fiscal 2013, and an effective tax rate of 15.0% for fiscal 2012. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates for fiscal 2012 through fiscal 2014 were favorably impacted by the geographic mix of profits.

The effective tax rate of 13.9% in fiscal 2014 included a benefit of $163.3 million, or 22.0 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year included a benefit of $8.7 million, or 1.2 percentage points, related to current year research and development credits, an expense of $9.8 million, or 1.3 percentage points, attributable to non-deductible stock-based compensation and an expense of $5.6 million, or 0.8 percentage points, related to state tax provisions.

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

The effective tax rate of 15.0% in fiscal 2012 included a benefit of $162.2 million, or 22.8 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year included a benefit of $10.9 million, or 1.5 percentage points, related to research and development credits, an expense of $14.4 million, or 2.0 percentage points, attributable to non-deductible stock-based compensation, an expense of $6.4 million, or 0.9 percentage points, for state tax expense and an expense of $7.3 million, or 1.0 percentage point, in connection with income tax audits.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2011, and before January 1, 2014. As a result of the extension, in fiscal 2013 we recorded a benefit of $12.1 million related to the fiscal 2013 research credit and a benefit of $3.2 million related to prior year credits that we retroactively claimed. The federal research credit expired on December 31, 2013.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. Transfer pricing is a key issue under audit in various jurisdictions, and is often subject to dispute. Our fiscal 2005 through 2007 income tax returns are currently under audit by the IRS. On May 19, 2014, we received a Revenue Agent’s Report (RAR) from the IRS field examination team for the audit period. The RAR is subject to further review and approval by certain higher authorities within the IRS before submission to the Joint Committee of Taxation for final review and approval. We expect to close our fiscal 2005 through 2007 income tax audit within the next twelve months. Our fiscal 2008 through fiscal 2010 income tax returns are currently under audit by the IRS. We are currently in the process of responding to inquiries from the IRS examination team. We expect the IRS examination team to finish the field audit within the next twelve months. In January 2014, the California Franchise Tax Board temporarily closed the audit of our fiscal 2007 and 2008 income tax returns and will reopen the audit upon the conclusion of the applicable federal IRS audits.

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

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions, as further discussed in Note 13 of the accompanying consolidated financial statements. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties involved in all tax audits, we can only determine a range of estimated potential increase in underlying unrecognized tax benefits ranging from $23.5 million to approximately $45.9 million.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 25, 2014.

Liquidity, Capital Resources and Cash Requirements

($ in Millions)	April 25, 2014	April 26, 2013
Cash and cash equivalents and short-term investments	$5,003.3	$6,952.6
Current portion of principal amount of Convertible Notes	—	1,264.9
Principal amount of Senior Notes	1,000.0	1,000.0
Debt as a % of stockholders’ equity	26%	48%

The following is a summary of our cash flow activities:

	Year Ended
(In Millions)	April 25, 2014	April 26, 2013
Net cash provided by operating activities	$1,349.6	$1,386.3
Net cash provided by (used in) investing activities	760.4	(228.6)
Net cash provided by (used in) financing activities	(3,104.0)	578.9
Effect of exchange rate changes on cash and cash equivalents	7.9	(9.3)

Net increase (decrease) in cash and cash equivalents	$(986.1)	$1,727.3

Cash Flows

As of April 25, 2014, our cash, cash equivalents and short-term investments decreased by $1.9 billion from April 26, 2013 to $5.0 billion. The decrease was primarily due to the repayment of the principal amount of our Convertible Notes of $1.3 billion and $1.9 billion in cash paid for the repurchase of our common stock, partially offset by $1.3 billion of cash provided by operating activities. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of April 25, 2014 were 47 days compared to 42 days as of April 26, 2013. Working capital decreased by $0.8 billion to $3.8 billion as of April 25, 2014 as a result of a decrease of $1.9 billion in current assets, primarily due to the net decrease in cash, cash equivalents and short-term investments, partially offset by a decrease of $1.1 billion in current liabilities, primarily due to the maturity of our Convertible Notes in the first quarter of fiscal 2014.

Cash Flows from Operating Activities

During fiscal 2014, we generated cash from operating activities of $1.3 billion. The primary sources of cash from operating activities during fiscal 2014 consisted of net income of $637.5 million, adjusted by depreciation and amortization of $334.1 million and stock-based compensation of $273.0 million.

Changes in assets and liabilities during fiscal 2014 included the following:

•	Accounts receivable increased primarily due to the impact of more back-ended shipment linearity in the fourth quarter of fiscal 2014 compared to the corresponding period in the prior year.

•	Deferred revenue increased due to an increase in deferred SEM and service revenue.

During fiscal 2013, we generated cash from operating activities of $1.4 billion. The primary sources of cash from operating activities during fiscal 2013 consisted of net income of $505.3 million, adjusted by depreciation and amortization of $344.6 million and stock-based compensation of $276.6 million.

Changes in assets and liabilities during fiscal 2013 included the following:

•	Deferred revenue increased due to an increase in deferred SEM and service revenues.

•	Accrued compensation and other current liabilities increased due to an increase in hardware-related warranty accruals and employee compensation plans.

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

Cash Flows from Investing Activities

During fiscal 2014, we generated $975.0 million from maturities and sales of investments, net of purchases, and paid $221.4 million for capital expenditures.

During fiscal 2013, we generated $177.0 million from maturities and sales of investments, net of purchases, completed business acquisitions for net cash payments of $106.5 million and paid $303.3 million for capital expenditures, including $69.6 million related to buildings and land associated with the buyout of our remaining synthetic leases.

Cash Flows from Financing Activities

During fiscal 2014, we used $1.3 billion for the principal repayment of our Convertible Notes and used $1.9 billion for the repurchase of 47.3 million shares of our common stock and the purchase of a related forward contract.

During fiscal 2013, we generated $987.3 million, net, from the issuance of long-term debt, used $590.0 million for the repurchase of 18.1 million shares of common stock and received an aggregate of $183.5 million of proceeds and excess tax benefits from employee equity award plans, net of shares withheld for taxes.

Liquidity

Our principal sources of liquidity as of April 25, 2014 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	April 25, 2014	April 26, 2013
Cash and cash equivalents	$2,291.0	$3,277.1
Short-term investments	2,712.3	3,675.5

Total	$5,003.3	$6,952.6

As of April 25, 2014 and April 26, 2013, $4.3 billion and $3.6 billion, respectively, of cash, cash equivalents and short-term investments was held by various foreign subsidiaries and was generally based in U.S. dollar-denominated holdings, while $0.7 billion and $3.4 billion, respectively, was available in the United States. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the United States, and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, the timing and amount of stock repurchases and payment of cash dividends, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including potential future issuances of debt, equity or other securities, will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

Our investment portfolio, including auction rate securities, has been and will continue to be exposed to market risk due to trends in the credit and capital markets. We continue to closely monitor current economic and market events to minimize the market risk of our investment portfolio. We utilize a variety of planning and financing strategies in an effort to ensure our worldwide cash is available when and where it is needed. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs, capital expenditures, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties.

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 25, 2014 (in millions):

2.00% Senior Notes Due 2017	$750.0
3.25% Senior Notes Due 2022	250.0

Total	$1,000.0

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 9 of the accompanying consolidated financial statements.

Credit Facility

Our credit facility, under which we may borrow up to $250.0 million, provides another potential source of liquidity. The credit facility is an unsecured five-year revolving credit facility that terminates on December 21,

2017 if no extensions have been requested at that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. As of April 25, 2014, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

We also have an automatic shelf registration statement on file with the SEC, pursuant to which, subsequent to year-end on June 5, 2014, we completed a debt offering and raised $494.7 million, net of discount and offering costs, through the issuance of long-term debt, as further discussed in Note 18 to our consolidated financial statements. We may in the future offer an additional unspecified amount of debt, equity and other securities.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. Our capital expenditures were $221.4 million during fiscal 2014. We anticipate capital expenditures for fiscal 2015 to be between $200.0 million and $250.0 million.

Dividends and Stock Repurchase Program

On May 21, 2014, we declared a cash dividend of $0.165 per share of common stock, payable on July 22, 2014 to holders of record as of the close of business on July 10, 2014.

Our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock under our stock repurchase program, including an increase of $1.6 billion approved by our Board of Directors in May 2013. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 25, 2014, we repurchased a total of 184.3 million shares of our common stock at an average price of $32.55 per share, for an aggregate purchase price of $6.0 billion. As of April 25, 2014, the remaining authorized amount for stock repurchases under this program was $1.1 billion with no termination date, which we plan to complete by May 2015.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. The following table summarizes our contractual obligations at April 25, 2014 (in millions):

Fiscal year	2015	2016	2017	2018	2019	Thereafter	Total
Off-balance sheet commitments:
Office space and equipment lease commitments	$63.3	$51.5	$27.5	$14.8	$12.2	$33.9	$203.2
Purchase commitments with contract manufacturers(1)	258.4	—	—	—	—	—	258.4
Capital expenditures	30.2	0.3	0.3	0.3	—	—	31.1
Other purchase obligations(2)	107.0	48.3	16.7	2.1	—	—	174.1

Total off-balance sheet commitments	458.9	100.1	44.5	17.2	12.2	33.9	666.8
Long-term debt obligations(3)	23.1	23.1	23.1	773.2	8.1	282.5	1,133.1
Long-term financing arrangements	8.4	7.7	1.4	—	—	—	17.5
Uncertain tax positions(4)							180.0

Total	$490.4	$130.9	$69.0	$790.4	$20.3	$316.4	$1,997.4

Other Commercial Commitments:
Letters of credit	$5.1	$3.0	$1.8	$1.6	$0.1	$1.0	$12.6

(1)

Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. We recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product sales. As of April 25, 2014, such liability amounted to $11.5 million and is included in other current liabilities in our consolidated balance sheets.

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

(3)

Included in long-term debt are obligations related to our $1.0 billion principal amount of our Senior Notes, of which $750.0 million is due in December 2017 and $250.0 million is due in December 2022. Estimated interest payments for our long-term debt, assuming no early retirement of debt obligations are $133.1 million for fiscal 2015 through fiscal 2023.

(4)

As of April 25, 2014, our liability for uncertain tax positions was $180.0 million, including interest and penalties, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 25, 2014, our financial guarantees of $12.6 million that were not recorded on our consolidated balance sheet consisted primarily of standby letters of credit and surety bonds.

In the ordinary course of business, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. During the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of April 25, 2014, the maximum guaranteed payment contingencies under our financing arrangements totaled $205.8 million and the related deferred revenue totaled $193.1 million.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of April 25, 2014, we had debt investments of $2.7 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government agency securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 25, 2014 would have resulted in a decrease in the fair value of our debt securities of approximately $27 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities (ARSs) due to uncertainties in the credit and capital markets. As of April 25, 2014, our holdings in these securities had a par value of $36.9 million and an estimated fair value of $36.0 million. The fair value of our ARSs may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our ARSs. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in the estimated fair value.

Debt — As of April 25, 2014, we have outstanding $1.0 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 9 of the accompanying consolidated financial statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250.0 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 25, 2014, no amounts were outstanding under the credit facility.

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

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward and option contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with creditworthy multinational commercial banks. As of April 25, 2014 and April 26, 2013, all contracts had a maturity of less than six months.

The following table provides information about our U.S. dollar equivalent foreign currency exchange forward contracts outstanding on April 25, 2014 and April 26, 2013 (in millions):

	April 25, 2014	April 26, 2013
	Notional Contract Amount	Notional Contract Amount
Forward contracts sold	$155.5	$158.2
Forward contracts purchased	512.5	466.8

The fair value of these contracts did not differ materially from their notional contract amounts.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (collectively, the “Company”) as of April 25, 2014 and April 26, 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended April 25, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetApp, Inc. and subsidiaries as of April 25, 2014 and April 26, 2013, and the results of their operations and their cash flows for each of the three years in the period ended April 25, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 25, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 17, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 17, 2014

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 25, 2014	April 26, 2013
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,291.0	$3,277.1
Short-term investments	2,712.3	3,675.5
Accounts receivable, net of allowances of $1.7 million and $4.2 million as of April 25, 2014 and April 26, 2013, respectively	855.9	800.9
Inventories	122.4	139.5
Other current assets	489.7	525.2

Total current assets	6,471.3	8,418.2
Property and equipment, net	1,108.8	1,170.9
Goodwill	988.1	988.1
Purchased intangible assets, net	121.5	180.6
Other non-current assets	529.5	484.6

Total assets	$9,219.2	$11,242.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247.0	$259.7
Accrued compensation and related benefits	407.8	348.0
Other current liabilities	386.0	401.8
Current portion of long-term debt	0.0	1,257.8
Short-term deferred revenue	1,653.8	1,563.3

Total current liabilities	2,694.6	3,830.6
Long-term debt	995.5	994.6
Other long-term liabilities	296.2	253.5
Long-term deferred revenue	1,446.4	1,446.2

Total liabilities	5,432.7	6,524.9

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued or outstanding as of April 25, 2014 or April 26, 2013	0.0	0.0
Common stock, $0.001 par value, 885.0 shares authorized; 324.5 and 460.9 shares issued as of April 25, 2014 and April 26, 2013, respectively	0.3	0.5
Additional paid-in capital	3,776.0	4,738.9
Treasury stock, at cost (no shares and 104.3 shares as of April 25, 2014 and April 26, 2013, respectively)	0.0	(2,927.4)
Retained earnings	1.1	2,896.8
Accumulated other comprehensive income	9.1	8.7

Total stockholders’ equity	3,786.5	4,717.5

Total liabilities and stockholders’ equity	$9,219.2	$11,242.4

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
	(In millions, except per share amounts)
Revenues:
Product	$3,943.9	$4,092.3	$4,209.7
Software entitlements and maintenance	914.8	893.5	812.2
Service	1,466.4	1,346.6	1,211.3

Net revenues	6,325.1	6,332.4	6,233.2

Cost of revenues:
Cost of product	1,777.1	1,959.9	1,979.9
Cost of software entitlements and maintenance	30.7	28.3	23.9
Cost of service	598.2	583.1	516.0

Total cost of revenues	2,406.0	2,571.3	2,519.8

Gross profit	3,919.1	3,761.1	3,713.4

Operating expenses:
Sales and marketing	1,898.2	1,974.8	1,864.0
Research and development	917.3	904.2	828.2
General and administrative	281.0	272.6	264.9
Restructuring and other charges	88.3	0.0	0.0
Acquisition-related expense	0.0	1.7	9.8

Total operating expenses	3,184.8	3,153.3	2,966.9

Income from operations	734.3	607.8	746.5
Other income (expense), net:
Interest income	34.9	42.2	38.2
Interest expense	(36.1)	(91.7)	(74.7)
Other income, net	7.6	8.3	2.4

Total other income (expense), net	6.4	(41.2)	(34.1)

Income before income taxes	740.7	566.6	712.4
Provision for income taxes	103.2	61.3	107.0

Net income	$637.5	$505.3	$605.4

Net income per share:
Basic	$1.87	$1.40	$1.66

Diluted	$1.83	$1.37	$1.58

Shares used in net income per share calculations:
Basic	340.3	361.5	363.9

Diluted	347.9	368.0	384.3

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
	(In millions)
Net income	$637.5	$505.3	$605.4

Other comprehensive income (loss):
Foreign currency translation adjustments	3.5	(2.9)	(6.7)
Defined benefit obligations:
Defined benefit obligation adjustments	0.7	(3.9)	(4.4)
Income tax effect on defined benefit obligations	(0.4)	2.6	0.0
Reclassification adjustment for actuarial net losses from defined benefit obligations into earnings	0.6	0.0	0.0
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(2.5)	7.3	1.5
Income tax effect on unrealized holding gains (losses)	1.3	(0.2)	0.5
Reclassification adjustments for gains included in net income	(1.3)	(0.6)	(0.5)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(3.5)	3.7	20.6
Reclassification adjustments for losses (gains) included in net income	2.0	(2.2)	(18.9)

Other comprehensive income (loss)	0.4	3.8	(7.9)

Comprehensive income	$637.9	$509.1	$597.5

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
	(In millions)
Cash flows from operating activities:
Net income	$637.5	$505.3	$605.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334.1	344.6	293.1
Stock-based compensation	273.0	276.6	257.6
Accretion of discount and issuance costs on debt	9.7	60.2	52.9
Deferred income taxes	(76.0)	(76.6)	(60.9)
Excess tax benefit from stock-based compensation	(52.5)	(72.9)	(113.3)
Other non-cash items, net	17.6	70.6	97.2
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(56.6)	23.1	(90.4)
Inventories	17.0	22.0	(16.5)
Other operating assets	74.6	(77.3)	(37.0)
Accounts payable	(12.1)	25.1	11.4
Accrued compensation and other current liabilities	32.3	53.5	(48.3)
Deferred revenue	106.6	198.1	506.4
Other operating liabilities	44.4	34.0	5.0

Net cash provided by operating activities	1,349.6	1,386.3	1,462.6

Cash flows from investing activities:
Purchases of investments	(1,018.5)	(2,287.7)	(3,572.4)
Maturities, sales and collections of investments	1,993.5	2,464.7	2,147.5
Purchases of property and equipment	(221.4)	(303.3)	(407.1)
Acquisitions of businesses, net of cash acquired	0.0	(106.5)	(480.0)
Other investing activities, net	6.8	4.2	1.6

Net cash provided by (used in) investing activities	760.4	(228.6)	(2,310.4)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	201.4	110.6	142.1
Repurchase of common stock and forward contract	(1,881.5)	(590.0)	(600.0)
Excess tax benefit from stock-based compensation	52.5	72.9	113.3
Repayment of long-term debt	(1,264.9)	0.0	0.0
Issuance of long-term debt, net	0.0	987.3	0.0
Dividends paid	(202.3)	0.0	0.0
Other financing activities, net	(9.2)	(1.9)	1.0

Net cash provided by (used in) financing activities	(3,104.0)	578.9	(343.6)

Effect of exchange rate changes on cash and cash equivalents	7.9	(9.3)	(16.1)
Net increase (decrease) in cash and cash equivalents	(986.1)	1,727.3	(1,207.5)
Cash and cash equivalents:
Beginning of year	3,277.1	1,549.8	2,757.3

End of year	$2,291.0	$3,277.1	$1,549.8

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Additional Paid-in Capital	Shares	Amount
	(In millions, except per share amounts)
Balances, April 29, 2011	473.3	$0.5	$3,970.3	(104.3)	$(2,927.4)	$2,674.0	$12.8	$3,730.2
Net income	0.0	0.0	0.0	0.0	0.0	605.4	0.0	605.4
Other comprehensive loss, net	0.0	0.0	0.0	0.0	0.0	0.0	(7.9)	(7.9)
Reclassification of equity component of Convertible Notes	0.0	0.0	52.0	0.0	0.0	0.0	0.0	52.0
Issuance of common stock under employee stock plans, net of taxes	10.2	0.0	148.8	0.0	0.0	0.0	0.0	148.8
Repurchase of common stock and forward contract	(14.6)	0.0	(125.9)	0.0	0.0	(474.1)	0.0	(600.0)
Stock-based compensation	0.0	0.0	257.6	0.0	0.0	0.0	0.0	257.6
Income tax benefit from employee stock transactions	0.0	0.0	107.5	0.0	0.0	0.0	0.0	107.5

Balances, April 27, 2012	468.9	0.5	4,410.3	(104.3)	(2,927.4)	2,805.3	4.9	4,293.6
Net income	0.0	0.0	0.0	0.0	0.0	505.3	0.0	505.3
Other comprehensive income, net	0.0	0.0	0.0	0.0	0.0	0.0	3.8	3.8
Reclassification of equity component of Convertible Notes	0.0	0.0	62.6	0.0	0.0	0.0	0.0	62.6
Issuance of common stock under employee stock plans, net of taxes	10.1	0.0	110.6	0.0	0.0	0.0	0.0	110.6
Repurchase of common stock	(18.1)	0.0	(176.2)	0.0	0.0	(413.8)	0.0	(590.0)
Stock-based compensation	0.0	0.0	276.6	0.0	0.0	0.0	0.0	276.6
Income tax benefit from employee stock transactions	0.0	0.0	53.8	0.0	0.0	0.0	0.0	53.8
Vested options assumed in acquisition	0.0	0.0	1.2	0.0	0.0	0.0	0.0	1.2

Balances, April 26, 2013	460.9	0.5	4,738.9	(104.3)	(2,927.4)	2,896.8	8.7	4,717.5
Net income	0.0	0.0	0.0	0.0	0.0	637.5	0.0	637.5
Other comprehensive income, net	0.0	0.0	0.0	0.0	0.0	0.0	0.4	0.4
Issuance of common stock under employee stock plans, net of taxes	13.1	0.0	201.4	0.0	0.0	0.0	0.0	201.4
Conversion of convertible notes	4.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Exercise of convertible note hedges	(3.9)	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Exercise of warrants	1.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Repurchase of common stock and forward contract	(47.3)	(0.1)	(813.4)	0.0	0.0	(1,068.0)	0.0	(1,881.5)
Retirement of treasury stock	(104.3)	(0.1)	(614.0)	104.3	2,927.4	(2,313.3)	0.0	0.0
Stock-based compensation	0.0	0.0	273.0	0.0	0.0	0.0	0.0	273.0
Income tax benefit from employee stock transactions	0.0	0.0	40.5	0.0	0.0	0.0	0.0	40.5
Cash dividends declared ($0.60 per common share)	0.0	0.0	(50.4)	0.0	0.0	(151.9)	0.0	(202.3)

Balances, April 25, 2014	324.5	$0.3	$3,776.0	0.0	$0.0	$1.1	$9.1	$3,786.5

See accompanying notes to consolidated financial statements.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business — NetApp, Inc. (we, us, or the Company) is a global provider of innovative storage and data management software, systems and services. Our storage solutions help customers create the flexible, efficient and highly available IT infrastructures they need to support their organizations. We are a storage and data management provider to enterprises of all sizes, service providers, governmental organizations and original equipment manufacturers.

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. Fiscal 2014, 2013 and 2012 were each 52-week years.

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

Available-for-Sale Investments — We classify our investments in debt securities as available-for-sale investments. Debt securities primarily consist of corporate bonds, U.S. government securities, U.S. government agency securities, commercial paper, certificates of deposit and asset-backed securities. These available-for-sale investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of debt securities sold. These investments are recorded in the Consolidated Balance Sheets at fair value.

Unrealized gains and temporary losses, net of related taxes, are included in accumulated other comprehensive income (loss) (AOCI). Upon realization, those amounts are reclassified from AOCI to earnings. The amortization of premiums and discounts on the investments are included in our results of operations. Realized gains or losses on our available-for-sale investments are calculated based on the specific identification method.

We classify our investments as current or noncurrent based on the nature of the investments and their availability for use in current operations.

Other-than-Temporary Impairments on Investments — All of our available-for-sale investments are subject to periodic impairment review. When the fair value of a debt security is less than its amortized cost, it is deemed impaired, and we assess whether the impairment is other-than-temporary. An impairment is considered other-than-temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security. If impairment is considered other-than-temporary based on condition

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) or (ii) described above, the entire difference between the amortized cost and the fair value of the debt security is recognized in the results of operations. If an impairment is considered other-than-temporary based on condition (iii), described above, the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) is recognized in earnings, and the amount relating to all other factors is recognized in other comprehensive income (OCI).

For our auction rate securities (ARSs), impairment is determined based on fair value and marketability of these investments. The valuation models used to estimate fair value include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, trading activity in the secondary market for similar securities, credit ratings, workout periods, and overall capital market liquidity.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying value of goodwill is tested for impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of our reporting units to its net book value, including goodwill. We have three reporting units, the fair values of which are determined based on an allocation of our entity level market capitalization, as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded. We have not been required to perform this second step of the process because the fair value of our reporting units have exceeded their net book value for fiscal 2014, 2013 and 2012.

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

Derivative Instruments — Our derivative instruments consist of foreign currency exchange contracts as described below:

Balance Sheet Hedges — We utilize foreign currency exchange forward and option contracts to hedge against the short-term impact of foreign currency exchange rate fluctuations related to certain foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. These derivative instruments are not designated as hedging instruments and do not subject us to material balance sheet risk due to exchange rate movements because the gains and losses on these

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being hedged and the net amount is included in earnings.

Cash Flow Hedges — We use foreign currency exchange forward contracts to hedge foreign currency exchange exposures related to forecasted sales transactions denominated in certain foreign currencies. These derivative instruments are designated and qualify as cash flow hedges and in general, closely match the underlying forecasted transactions in duration. The contracts are carried on the consolidated balance sheets at fair value, and the effective portion of the contracts’ gains and losses resulting from changes in fair value is recorded in AOCI until the forecasted transaction is recognized in the consolidated statements of operations. When the forecasted transactions occur, we reclassify the related gains or losses on the cash flow hedges into net revenues. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from AOCI and recognized immediately in earnings. We measure the effectiveness of hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated foreign currency exchange forward purchase contracts with the fair values of the forecasted transactions. Any ineffective portion of the derivative hedging gain or loss, as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness), is recognized in earnings.

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

For multiple element arrangements, we allocate revenue to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available. ESP is generally evidenced by a majority of historical transactions falling within a reasonable price range. We also consider multiple factors, including, but not limited to, cost of products, gross margin objectives, historical pricing practices, type of customer and distribution channels. For our non-software deliverables, we generally allocate the arrangement consideration based on the relative selling price of the deliverables using estimated selling price (ESP). For our software entitlements and support services, we generally use vendor-specific objective evidence of selling price (VSOE). When we are unable to establish VSOE for our software entitlements and support services, we use ESP in our allocation of arrangement consideration.

VSOE is based upon the normal pricing and discounting practices for those services when sold separately. VSOE is generally evidenced by a substantial majority of historical stand-alone transactions falling within a reasonably narrow range. In addition, we consider major service type, customer type, and other variables in determining VSOE.

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

We regularly review VSOE, TPE, and ESP and maintain internal controls over the establishment and updates of these estimates.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record reductions to revenue for estimated sales returns at the time of shipment. Sales returns are estimated based on historical sales returns, current trends, and our expectations regarding future experience. We monitor and analyze the accuracy of sales returns estimates by reviewing actual returns and adjust them for future expectations. Additionally, distributors and retail partners participate in various cooperative marketing and other programs, and we record estimated accruals and allowances for these programs. We accrue for these programs based on contractual terms and historical experience. Sales and value added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of operations.

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

The fair value of employee RSUs is equal to the market value of our common stock on the grant date of the award, less (effective with our first dividend declaration in May 2013) the present value of expected dividends during the vesting period, discounted at a risk-free interest rate. Calculating the fair value of employee stock options and the rights to purchase shares under the ESPP requires estimates and significant judgment. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Option-pricing models require the input of highly subjective assumptions, including the expected term of awards and the stock price volatility of the underlying stock of such awards. Our expected term assumption is based primarily on historical exercise and post-vesting forfeiture experience. Effective fiscal 2013, our stock price volatility assumption is based on a combination of our historical and implied volatility, whereas prior to fiscal 2013, we solely used implied volatility. The change in volatility assumption methodology was based upon our assessment that blended volatility is more representative of our future stock price trends as it weighs in the longer term historical volatility with the near term future implied volatility.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes — Deferred income tax assets and liabilities are provided for temporary differences that will result in tax deductions or income in future periods, as well as the future benefit of tax credit carryforwards. A valuation allowance reduces tax assets to their estimated realizable value. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The accounting guidance for income taxes prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expect to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). We recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and assumed conversion of our 1.75% Convertible Senior Notes due 2013 (the Convertible Notes). Repurchased shares that are held as treasury stock are excluded from the outstanding shares.

Treasury Stock — We account for treasury stock under the cost method. If treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in capital on our consolidated balance sheets. If treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings on our consolidated balance sheets. Upon the retirement of treasury stock, we allocate the value of treasury shares between common stock, additional paid-in capital and retained earnings.

2. Concentration of Risk

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

Our long term investments, consisting primarily of ARSs, have been and will continue to be exposed to market risk due to uncertainties in the credit and capital markets.

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

3. Recent Accounting Standards Not Yet Effective

In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations and expands related disclosure requirements. This accounting standard will be effective for us beginning in our first quarter of fiscal 2016. The effects of this guidance will depend on the nature and significance of discontinued operations occurring after the effective date.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Non-cash Investing and Financing Activities:
Reclassification of equity component of Convertible Notes	$0.0	$62.6	$52.0
Capital expenditures incurred but not paid	$18.0	$20.2	$31.4
Acquisition of software through long-term financing	$11.4	$0.8	$3.6
Vested options assumed in acquisition	$0.0	$1.2	$0.0
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$58.1	$46.7	$48.2
Interest paid, net of capitalized interest	$35.2	$22.8	$21.4

5. Business Combinations

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

The following are the fair value of assets acquired and liabilities assumed as of the respective closing dates (in millions):

Cash	$0.4
Other current assets	6.0
Finite-lived intangible assets	30.3
Goodwill	82.9
Other assets	1.0

Total assets acquired	120.6
Current liabilities	(0.5)
Deferred income taxes	(12.0)

Total purchase price	$108.1

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated net revenues for fiscal 2012 included $665.9 million attributable to Engenio since the acquisition. Due to the integration of the combined businesses since the date of acquisition, it is impracticable to determine the earnings contributed by Engenio.

6. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

April 27, 2012	$905.2
Additions	82.9

April 26, 2013	988.1
Additions	0.0

April 25, 2014	$988.1

We conducted our annual goodwill impairment test during the three months ended April 25, 2014. Based on this analysis, we determined that there was no impairment to goodwill. We will continue to monitor our recorded goodwill for indicators of impairment.

Purchased intangible assets, net are summarized below (in millions):

	April 25, 2014			April 26, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$283.0	$(162.6)	$120.4	$312.4	$(134.9)	$177.5
Customer contracts/relationships	9.6	(9.0)	0.6	54.7	(53.1)	1.6
Trademarks and trade names	2.9	(2.4)	0.5	9.9	(8.9)	1.0
Covenants not to compete	1.6	(1.6)	0.0	2.2	(1.7)	0.5

Total purchased intangible assets	$297.1	$(175.6)	$121.5	$379.2	$(198.6)	$180.6

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statements of Operations Classifications
	April 25, 2014	April 26, 2013	April 27, 2012
Developed technology	$57.1	$55.9	$55.8	Cost of revenues
Customer contracts/relationships	1.0	25.2	28.1	Operating expenses
Trademarks and trade names	0.5	4.0	4.2	Operating expenses
Covenants not to compete	0.5	0.7	0.9	Operating expenses

	$59.1	$85.8	$89.0

As of April 25, 2014, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2015	$57.9
2016	53.6
2017	6.7
2018	3.3

Total	$121.5

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Balance Sheet Details

Cash and cash equivalents (in millions):

	April 25, 2014	April 26, 2013
Cash	$2,174.0	$1,634.7
Cash equivalents	117.0	1,642.4

Cash and cash equivalents	$2,291.0	$3,277.1

Inventories (in millions):

	April 25, 2014	April 26, 2013
Purchased components	$17.6	$16.3
Finished goods	104.8	123.2

Inventories	$122.4	$139.5

Other current assets (in millions):

	April 25, 2014	April 26, 2013
Prepaid expenses and other current assets	$219.4	$271.5
Deferred tax assets	270.3	253.7

Other current assets	$489.7	$525.2

Property and equipment, net (in millions):

	April 25, 2014	April 26, 2013
Land	$265.7	$265.5
Buildings and building improvements	541.7	534.8
Leasehold improvements	102.9	100.3
Computer, production, engineering and other equipment	753.8	714.0
Software	369.1	422.6
Furniture and fixtures	86.4	82.2
Construction-in-progress	72.9	19.9

	2,192.5	2,139.3
Accumulated depreciation and amortization	(1,083.7)	(968.4)

Property and equipment, net	$1,108.8	$1,170.9

In fiscal 2013, we exercised our options under our three remaining synthetic leasing arrangements to terminate the leases and purchase the related facilities, including land and buildings, for $69.6 million. The purchased facilities had an aggregate fair value of $88.4 million at the dates of the respective purchases. In fiscal

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012, we exercised our option under one of our synthetic leasing arrangements to early terminate the lease and purchase the facilities, including land and buildings, for $80.0 million, which had a fair value of $44.3 million at the date of purchase. We had accounted for these leasing arrangements as operating leases. The difference between the estimated fair value of the facilities and their respective lease obligation had been accrued as additional rent expense in our consolidated statement of operations and as a residual value guarantee obligation in our consolidated balance sheets. The terminations did not result in a material impact to our operating results.

The net book value of software, which includes capitalized internal-use software development costs, is summarized below (in millions):

	April 25, 2014	April 26, 2013
Computer software	$103.5	$162.5

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Depreciation and amortization expense	$275.0	$258.8	$204.1

Included in depreciation and amortization expense above is amortization related to computer software, as summarized below (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Computer software amortization expense	$74.4	$76.7	$53.8

Other non-current assets (in millions):

	April 25, 2014	April 26, 2013
Auction rate securities	$36.0	$42.0
Deferred tax assets	245.0	200.4
Other assets	248.5	242.2

Other non-current assets	$529.5	$484.6

Short-term and long-term deferred revenue (in millions):

	April 25, 2014	April 26, 2013
Product	$23.4	$15.7
SEM and service	3,076.8	2,993.8

Total	$3,100.2	$3,009.5

Reported as:
Short-term	$1,653.8	$1,563.3
Long-term	1,446.4	1,446.2

Total	$3,100.2	$3,009.5

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Financial Instruments and Fair Value Measurements

The accounting guidance for fair value measurements provides a framework for measuring fair value on either a recurring or nonrecurring basis, whereby the inputs used in valuation techniques are assigned a hierarchical level. The following are the three levels of inputs to measure fair value:

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

Investments

The following is a summary of our investments (in millions):

	April 25, 2014				April 26, 2013
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$2,142.3	$10.5	$(0.5)	$2,152.3	$3,132.8	$14.9	$(0.6)	$3,147.1
U.S. Treasury and government debt securities	263.4	0.3	(0.1)	263.6	392.8	0.9	0.0	393.7
Commercial paper	168.4	0.0	0.0	168.4	178.5	0.0	0.0	178.5
Certificates of deposit	245.0	0.0	0.0	245.0	135.4	0.1	0.0	135.5
Money market funds	0.0	0.0	0.0	0.0	1,463.1	0.0	0.0	1,463.1
Auction rate securities	36.9	0.0	(0.9)	36.0	44.2	0.5	(2.7)	42.0
Equity funds	32.7	0.0	0.0	32.7	28.3	0.0	0.0	28.3

Total debt and equity securities	$2,888.7	$10.8	$(1.5)	$2,898.0	$5,375.1	$16.4	$(3.3)	$5,388.2

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the gross unrealized losses and estimated fair values of our available-for-sale investments with gross unrealized losses and the length of time that individual securities have been in continuous unrealized loss positions (in millions):

	April 25, 2014
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate bonds	$233.1	$(0.5)	$0.0	$0.0	$233.1	$(0.5)
Auction rate securities	0.0	0.0	36.0	(0.9)	36.0	(0.9)
U.S. Treasury and government debt securities	63.0	(0.1)	0.0	0.0	63.0	(0.1)

Total	$296.1	$(0.6)	$36.0	$(0.9)	$332.1	$(1.5)

	April 26, 2013
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate bonds	$698.1	$(0.5)	$38.4	$(0.1)	$736.5	$(0.6)
Auction rate securities	0.0	0.0	39.2	(2.7)	39.2	(2.7)

Total	$698.1	$(0.5)	$77.6	$(2.8)	$775.7	$(3.3)

As of April 25, 2014, the unrealized losses on our available-for-sale investments were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis, we have determined that no other-than-temporary impairments were required to be recognized on these investments as of April 25, 2014.

The following table presents the contractual maturities of our debt investments as of April 25, 2014 (in millions):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,325.7	$1,328.4
Due in one through five years	1,493.4	1,500.9
Due after ten years*	36.9	36.0

	$2,856.0	$2,865.3

*	Consists of ARSs which have contractual maturities of greater than 10 years.

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 25, 2014
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$2,152.3	$0.0	$2,152.3	$0.0
U.S. Treasury and government debt securities	263.6	185.1	78.5	0.0
Commercial paper	168.4	0.0	168.4	0.0
Certificates of deposit	245.0	0.0	245.0	0.0
Auction rate securities	36.0	0.0	0.0	36.0
Equity funds	32.7	32.7	0.0	0.0
Foreign currency contracts	0.4	0.0	0.4	0.0

Total	$2,898.4	$217.8	$2,644.6	$36.0

Liabilities
Foreign currency contracts	$1.9	$0.0	$1.9	$0.0

	April 26, 2013
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$3,147.1	$0.0	$3,147.1	$0.0
U.S. Treasury and government debt securities	393.7	222.9	170.8	0.0
Commercial paper	178.5	0.0	178.5	0.0
Certificates of deposit	135.5	0.0	135.5	0.0
Money market funds	1,463.1	1,463.1	0.0	0.0
Auction rate securities	42.0	0.0	0.0	42.0
Equity funds	28.3	28.3	0.0	0.0
Foreign currency contracts	1.2	0.0	1.2	0.0

Total	$5,389.4	$1,714.3	$3,633.1	$42.0

Liabilities
Foreign currency contracts	$3.1	$0.0	$3.1	$0.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balance sheet classifications of our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 25, 2014
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$117.0	$0.0	$117.0	$0.0
Short-term investments	2,712.3	185.1	2,527.2	0.0
Other current assets	6.8	6.4	0.4	0.0
Other non-current assets	62.3	26.3	0.0	36.0

Total	$2,898.4	$217.8	$2,644.6	$36.0

Liabilities
Other current liabilities	$1.9	$0.0	$1.9	$0.0

	April 26, 2013
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,642.4	$1,463.1	$179.3	$0.0
Short-term investments	3,675.5	222.9	3,452.6	0.0
Other current assets	2.8	1.6	1.2	0.0
Other non-current assets	68.7	26.7	0.0	42.0

Total	$5,389.4	$1,714.3	$3,633.1	$42.0

Liabilities
Other current liabilities	$3.1	$0.0	$3.1	$0.0

Level 2 investments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of April 25, 2014 and April 26, 2013, we have not made any adjustments to the prices obtained from our third-party pricing providers.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about our Level 3 fair value measurements is as follows (fair value in millions):

	Estimated Fair Value as of April 25, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted average)
ARSs	$36.0	Discounted cash flow	Time-to-economic maturity	6.7 yrs. - 10.0 yrs. (8.2 yrs.)
			Illiquidity premium	1.1% - 2.8% (1.8%)
			Coupon rate	1.1% - 2.7% (1.8%)

		Market comparable securities	Discount rate	1.0% - 5.0% (2.4%)

	Estimated Fair Value as of April 26, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted average)
ARSs	$42.0	Discounted cash flow	Time-to-economic maturity	6.7 yrs. - 11.4 yrs. (8.6 yrs.)
			Illiquidity premium	1.6% - 2.8% (2.0%)
			Coupon rate	0.8% - 2.7% (1.5%)

		Market comparable securities	Discount rate	3.3% - 7.3% (6.3%)

All of our ARSs are classified as other non-current assets and are backed by pools of student loans guaranteed by the U.S. Department of Education. We estimate the fair value of each individual ARS using an income (discounted cash flow) and market approach that incorporate both observable and unobservable inputs. Key inputs into the discounted cash flow analysis include the time-to-economic maturity, illiquidity premium, (which factors in liquidity risk, market credit spread and other factors), and a coupon rate. The key input into the market approach is a discount rate. A significant increase (decrease) in the time-to-economic maturity, illiquidity premium, market credit spread and other factors, coupon rate or discount rate could result in a significantly lower (higher) fair value estimate. We review the fair value of our Level 3 financial instruments for overall reasonableness by reviewing service provider pricing methodologies, key inputs and assumptions and by understanding the processes used by our third-party service provider. We will continue to monitor our ARS investments in light of the asset-backed securities market environment and evaluate these investments for impairment and classification.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 ARSs measured at fair value on a recurring basis using significant unobservable inputs (in millions).

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Balance at beginning of period	$42.0	$51.0	$65.1
Total unrealized gains, net included in OCI	1.3	0.5	0.9
Total realized gains included in earnings	0.7	1.1	0.7
Sales	(8.0)	0.0	0.0
Settlements	0.0	(10.6)	(15.7)

Balance at end of period	$36.0	$42.0	$51.0

Fair Value of Debt

As of April 25, 2014, the fair value of our 2.00% Senior Notes and 3.25% Senior Notes (collectively referred to as Senior Notes) was approximately $1,000.0 million. The fair value of our debt was based on

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

observable market prices in a less active market and discounted cash flow models that take into consideration variables such as credit-rating and interest rate changes. All of our debt obligations are categorized as Level 2 instruments.

9. Financing Arrangements

Long-term Debt

The following table summarizes the carrying value of our long-term debt (in millions):

	April 25, 2014		April 26, 2013
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
2.00% Senior Notes Due 2017	$750.0	2.25%	$750.0	2.25%
3.25% Senior Notes Due 2022	250.0	3.43%	250.0	3.43%
1.75% Convertible Notes Due 2013	0.0	N/A	1,264.9	6.31%

Total principal amount	1,000.0		2,264.9
Less: Unamortized discount	(4.5)		(12.5)

Total debt	995.5		2,252.4
Less: Current portion	(0.0)		(1,257.8)

Total long-term portion	$995.5		$994.6

N/A — Not Applicable

Senior Notes

Our Senior Notes, issued in December 2012, are unsecured, unsubordinated obligations, which pay interest semi-annually on June 15 and December 15 and rank equally in right of payment with any future senior unsecured indebtedness. Interest expense associated with the Senior Notes was $ 25.1 million and $9.4 million for the years ended April 25, 2014 and April 26, 2013, respectively.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 25, 2014, we were in compliance with all covenants associated with the Senior Notes.

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

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•

Convertible Note Hedges: As of April 26, 2013, we had arrangements with counterparties to buy up to approximately 31.8 million shares of our common stock, at a price of $31.85 per share. In June 2013, concurrent with the repayment and conversion of the Convertible Notes, we exercised the Convertible Note hedges that were net settled for an aggregate of 3.9 million shares from the counterparties. No hedges were outstanding as of April 25, 2014.

•

Warrants: As of April 26, 2013, we had outstanding warrants for certain counterparties to acquire 39.7 million shares of our common stock at an exercise price of $41.28 per share. The warrants were exercisable on a series of days commencing on September 3, 2013 and ending on October 28, 2013. The number of warrants and exercise price were adjusted in fiscal 2014 to reflect cash dividends declared during that period. During fiscal 2014, 31.9 million warrants were exercised at a weighted-average price of $43.09 and were net settled with 1.1 million shares of our common stock, equal to the difference between the market price on the date of exercise and the exercise price of the warrants on their respective exercise dates. No warrants were outstanding as of April 25, 2014.

Interest Expense on Convertible Notes

The following table presents the amount of interest expense related to the Convertible Notes (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Contractual coupon interest expense	$2.5	$22.0	$22.0
Amortization of debt discount	7.1	55.5	52.0
Amortization of debt issuance costs	0.6	4.8	4.5
Less capitalized interest	0.0	(1.1)	(5.0)

Total interest expense related to Convertible Notes	$10.2	$81.2	$73.5

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities

As of April 25, 2014, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2018	$750.0
Thereafter	250.0

Total	$1,000.0

Credit Facility

In December 2012, we entered into a credit agreement with a syndicated group of lenders that is scheduled to expire on December 21, 2017 and provides for an unsecured $250.0 million revolving credit facility that is comprised of revolving loans, Eurocurrency loans and/or swingline loans. The credit facility includes a $100.0 million foreign currency sub-facility, a $50.0 million letter of credit sub-facility and a $10.0 million swingline sub-facility available on same-day notice. Available borrowings under the credit facility are reduced by the amount of any outstanding borrowings on the sub-facilities. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. The proceeds from the facility may be used by us for general corporate purposes.

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of April 25, 2014, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	April 25, 2014	April 26, 2013
Other long-term financing arrangements	$13.1	$10.8
Less: current portion	(6.6)	(5.2)

Non-current portion of other long-term financing arrangements	$6.5	$5.6

10. Stockholders’ Equity

Equity Incentive Programs

The 1999 Plan — As most recently amended on September 13, 2013, the 1999 Stock Option Plan (the Plan) comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Stock Appreciation Rights

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in fair market value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of common stock directly; (iv) the Performance Share and Performance Unit Program (also known as RSUs) under which eligible persons may be granted performance shares or performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved and (v) the Automatic Award Program under which nonemployee board members automatically receive equity grants at designated intervals over their period of board service. The Plan expires in August 2019.

Under the Plan, the Board of Directors may grant to employees, nonemployee directors, consultants and independent advisors options to purchase shares of our common stock during their period of service. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the Plan generally vest over a four-year period. Options granted generally have a term of seven years after the grant date, subject to earlier termination upon the occurrence of certain events. The Plan prohibits the repricing of any outstanding stock option or stock appreciation right after it has been granted or to cancel any outstanding stock option or stock appreciation right and immediately replace it with a new stock option or stock appreciation right with a lower exercise price unless approved by stockholders. RSUs granted under the Plan generally vest over a four-year period with 25% vesting on each anniversary of the grant date. The Compensation Committee of the Board of Directors has the discretion to use different vesting schedules.

Under the Plan, the number of shares reserved for issuance is reduced by two shares for every share subject to a full value award, which are specified to be grants that are in the form of performance shares and/or performance unit awards, stock, restricted stock, restricted stock units. The Plan limits (i) the number of shares that may be granted pursuant to awards under the Stock Issuance Program to a participant in any calendar year to 1 million, (ii) limits the initial value of performance units a participant may receive of not more than $5 million and (iii) limits the number of performance shares a participant may receive in a calendar year to 1 million.

During fiscal 2014, the shares reserved for issuance under the plan were increased by 10.0 million shares. As of April 25, 2014, 17.8 million shares were available for grant under our equity incentive plans.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes activity related to our stock options (in millions, except for exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 29, 2011	24.5	$26.62
Granted	2.2	$50.65
Exercised	(5.2)	$21.54
Forfeited and expired	(0.9)	$37.23

Outstanding as of April 27, 2012	20.6	$29.98
Granted	2.4	$28.87
Exercised	(3.0)	$18.37
Forfeited and expired	(0.8)	$40.11

Outstanding as of April 26, 2013	19.2	$31.27
Granted	2.9	$38.26
Exercised	(6.3)	$25.83
Forfeited and expired	(1.3)	$42.47

Outstanding as of April 25, 2014	14.5	$34.10	3.49	$71.9

Vested and expected to vest as of April 25, 2014	14.1	$34.01	3.42	71.4

Exercisable as of April 25, 2014	10.5	$32.55	2.72	66.2

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Intrinsic value of exercises	$90.7	$46.1	$116.9
Proceeds received from exercises	$163.7	$56.5	$111.1
Fair value of options vested	$45.3	$55.9	$71.8

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The following table summarizes activity related to our RSUs (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 29, 2011	10.1	$35.79
Granted	6.5	$47.17
Vested	(3.7)	$30.35
Forfeited	(0.9)	$40.91

Outstanding as of April 27, 2012	12.0	$43.28
Granted	6.0	$29.94
Vested	(4.0)	$39.83
Forfeited	(1.2)	$40.95

Outstanding as of April 26, 2013	12.8	$38.36
Granted	6.5	$38.61
Vested	(4.5)	$38.48
Forfeited	(1.6)	$39.08

Outstanding as of April 25, 2014	13.2	$38.35

RSUs are converted into common stock upon vesting. We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Shares withheld for taxes	1.5	1.3	1.2
Fair value of shares withheld	$57.7	$40.9	$52.0

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 13, 2013, the ESPP was amended to increase the shares reserved for issuance by 5.0 million shares of common stock. As of April 25, 2014, 7.4 million shares were available for issuance. Additional information related to the purchase rights issued under the ESPP is provided below (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Shares issued under the ESPP	3.8	3.8	2.6
Proceeds from issuance of shares	$95.5	$95.0	$89.6

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Cost of product revenues	$5.6	$6.1	$5.4
Cost of service revenues	16.7	19.4	17.8
Sales and marketing	125.0	132.2	126.0
Research and development	87.7	84.1	74.1
General and administrative	38.0	34.8	34.3

Total stock-based compensation expense	$273.0	$276.6	$257.6

As of April 25, 2014, total unrecognized compensation expense related to our equity awards was $385.6 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Income tax benefit associated with employee stock transactions	$40.5	$53.8	$107.5

Valuation Assumptions

The valuation of stock options and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Stock Options
	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Expected term in years	4.8	4.8	4.8
Risk-free interest rate	1.1%	0.6%	1.5%
Volatility	34%	41%	36%
Dividend yield	1.6%	0.0%	0.0%
Weighted-average fair value per share granted	$9.85	$11.52	$16.70

	ESPP
	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Expected term in years	1.2	1.2	1.2
Risk-free interest rate	0.2%	0.2%	0.2%
Volatility	31%	40%	44%
Dividend yield	1.6%	0.0%	0.0%
Weighted-average fair value per right granted	$10.83	$10.36	$12.87

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used to value RSUs are summarized as follows:

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Grant date fair value per share	$38.61	$29.94	$47.17
Expected dividend	1.6%	0.0%	0.0%

Stock Repurchase Program

As of April 25, 2014, our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock, including an increase of $1.6 billion approved by our Board of Directors in fiscal 2014. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program (in millions, except per share information):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Number of shares repurchased	47.3	18.1	14.6
Average price per share	$39.78	$32.68	$40.97
Aggregate purchase price	$1,881.5	$590.0	$600.0
Remaining authorization at end of period	$1,124.8	$1,406.3	$496.3

The aggregate purchase price of our stock repurchases for fiscal 2014 consisted of $750.0 million under an accelerated share repurchase agreement (ASR) and $1,131.5 million of open market purchases, for which collectively $0.1 million, $813.4 million and $1,068.0 million was allocated to common stock (par value), additional paid-in capital and retained earnings, respectively.

During fiscal 2014, we retired 104.3 million shares of common stock repurchased in prior years and previously reported as treasury stock, resulting in reductions of $0.1 million in common stock (par value), $614.0 million in additional paid-in capital and $2,313.3 million in retained earnings.

Since the May 13, 2003 inception of our stock repurchase program through April 25, 2014, we repurchased a total of 184.3 million shares of our common stock at an average price of $32.55 per share, for an aggregate purchase price of $6.0 billion.

Accelerated Share Repurchase Agreements

In fiscal 2014 and 2012, we entered into collared ASRs with third parties under which we prepaid $750.0 million and $600 million, respectively, to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. All such contracts have been settled, resulting in the repurchase of 19.2 million and 14.6 million shares in fiscal 2014 and 2012, respectively, at an average price per share of $39.13 and $40.97, respectively. The value of the ASR forward contracts settled in fiscal 2014 and 2012 was determined to be $13.9 million and $0.1 million, respectively, which has been recorded as additional paid-in capital.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

Our Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

Dividends

During fiscal 2014, we paid cash dividends of $0.60 per share, or $202.3 million on our outstanding common stock, of which $50.4 million and $151.9 million was allocated to additional paid-in capital and retained earnings, respectively. No dividends were declared or paid in fiscal 2013 and 2012.

On May 21, 2014, we declared a cash dividend of $0.165 per share of common stock, payable on July 22, 2014 to holders of record as of the close of business on July 10, 2014. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains on Available- for-Sale Securities	Unrealized Gains on Derivative Instruments	Total
Balance as of April 27, 2012	$4.9	$(4.4)	$4.9	$(0.5)	$4.9

Other comprehensive income (loss) (OCI) before reclassifications	(2.9)	(1.3)	7.1	3.7	6.6
Amounts reclassified from AOCI, net of tax	0.0	0.0	(0.6)	(2.2)	(2.8)

Net OCI	(2.9)	(1.3)	6.5	1.5	3.8

Balance as of April 26, 2013	2.0	(5.7)	11.4	1.0	8.7

Other comprehensive income (loss) (OCI) before reclassifications	3.5	0.5	(1.2)	(3.5)	(0.7)
Amounts reclassified from AOCI, net of tax	0.0	0.4	(1.3)	2.0	1.1

Net OCI	3.5	0.9	(2.5)	(1.5)	0.4

Balance as of April 25, 2014	$5.5	$(4.8)	$8.9	$(0.5)	$9.1

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended
OCI Components	April 25, 2014	April 26, 2013	April 27, 2012	Statements of Operations Location
	Amounts Reclassified from AOCI
Recognized losses on defined benefit obligations	$0.4	$0.0	$0.0	Operating expenses
Realized losses (gains) on available-for-sale securities	(1.3)	(0.6)	(0.5)	Other income, net
Realized losses (gains) on cash flow hedges	2.0	(2.2)	(18.9)	Net revenues

Total reclassifications	$1.1	$(2.8)	$(19.4)

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

Over the next 12 months, we expect an immaterial amount of derivative losses recorded in AOCI as of April 25, 2014 will be reclassified into net revenues. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 25, 2014	April 26, 2013
Cash Flow Hedges
Forward contracts purchased	$122.6	$108.4
Balance Sheet Contracts
Forward contracts sold	155.5	158.2
Forward contracts purchased	389.9	358.4

We have master netting arrangements in place to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 25, 2014 and April 26, 2013. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented.

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our consolidated statements of operations is presented in the consolidated statements of comprehensive income and Note 10.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our consolidated statements of operations was as follows (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
	Gain Recognized into Income
Foreign exchange forward contracts	$0.8	$6.5	$21.0

12. Restructuring and Other Charges

In May 2013, we initiated a business restructuring plan under which we realigned internal resources, resulting in a reduction of our global workforce of approximately 7%. Such activities have been completed as of April 25, 2014. In March 2014, we initiated a business realignment plan designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment, resulting in a reduction of our global workforce of approximately 4%. We expect such activities to be substantially completed in the second quarter of fiscal 2015. Restructuring and other charges consisted primarily of employee severance-related costs.

Activities related to these plans for the year ended April 25, 2014 were as follows (in millions):

	May 2013 Plan	March 2014 Plan	Total
Net charges	$49.5	$38.8	$88.3
Cash payments	(49.5)	(12.3)	(61.8)

Balance as of April 25, 2014	$0.0	$26.5	$26.5

The liability for our restructuring plans as of April 25, 2014 is included in accrued compensation and related benefits in our consolidated balance sheets.

13. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Domestic	$120.5	$(63.8)	$211.9
Foreign	620.2	630.4	500.5

Total	$740.7	$566.6	$712.4

Domestic income before taxes is lower than foreign income before taxes due to significant domestic expenses related to the amortization of intangibles, stock based compensation and convertible debt interest.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Current:
Federal	$123.7	$85.3	$114.8
State	14.6	14.6	26.2
Foreign	40.9	38.0	26.9

Total current	179.2	137.9	167.9

Deferred:
Federal	(64.8)	(56.9)	(61.5)
State	(6.1)	(17.8)	(16.4)
Foreign	(5.1)	(1.9)	17.0

Total deferred	(76.0)	(76.6)	(60.9)

Provision for income taxes	$103.2	$61.3	$107.0

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Tax computed at federal statutory rate	$259.2	$198.3	$249.4
State income taxes, net of federal benefit	5.6	(2.0)	6.4
Foreign earnings in lower tax jurisdictions	(163.3)	(144.4)	(162.2)
Stock-based compensation	9.8	18.4	14.4
Research and experimentation credits	(8.7)	(12.1)	(10.9)
Resolution of income tax examinations	0.0	0.1	7.3
Other	0.6	3.0	2.6

Provision for income taxes	$103.2	$61.3	$107.0

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities are as follows (in millions):

	April 25, 2014	April 26, 2013
Deferred tax assets:
Reserves and accruals	$89.3	$83.5
Acquired intangibles	22.3	12.3
Net operating loss and credit carryforwards	87.6	76.5
Stock-based compensation	73.3	81.9
Deferred revenue	318.9	311.6
Other	19.8	20.7

Gross deferred tax assets	611.2	586.5
Valuation allowance	(49.6)	(39.8)

Deferred tax assets, net of valuation allowance	561.6	546.7
Deferred tax liabilities:
Reserves and accruals	3.9	7.7
Acquired intangibles	10.0	6.0
Property and equipment	30.8	71.5
Convertible Notes	0.0	4.4
Other	2.6	4.1

Total deferred tax liabilities	47.3	93.7

Deferred tax assets, net of valuation allowance and deferred tax liabilities	$514.3	$453.0

Current and non-current net deferred tax assets are as follows (in millions):

	April 25, 2014	April 26, 2013
Current deferred tax assets, net	$269.3	$252.7
Non-current deferred tax assets, net	245.0	200.3

The valuation allowance increased by $9.8 million and $7.4 million in fiscal 2014 and 2013, respectively. The increases are mainly attributable to corresponding changes in deferred tax assets, primarily foreign tax credit carryforwards in a foreign jurisdiction and state tax credit carryforwards in certain states.

As of April 25, 2014, the federal and state net operating loss carryforwards were approximately $28.8 million and $108.4 million, respectively, before applying tax rates for the respective jurisdictions. The federal and state tax credit carryforwards were approximately $120.0 million and $138.7 million, respectively. Certain acquired net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The federal and state net operating loss carryforwards and credits will expire in various years from fiscal 2015 through 2034. If realized, $127.5 million, tax effected, of net operating loss and tax credit carryovers will be recognized as additional paid-in capital.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Balance at beginning of period	$189.6	$161.0	$133.3
Additions based on tax positions related to the current year	26.9	34.5	13.0
Additions for tax positions of prior years	23.8	1.0	22.1
Decreases for tax positions of prior years	(4.4)	(6.9)	(7.4)

Balance at end of period	$235.9	$189.6	$161.0

Of the $235.9 million of unrecognized tax benefits at April 25, 2014, $175.9 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $140.8 million, including penalties and interest, would affect our provision for income taxes if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During fiscal 2014, 2013 and 2012, we recognized accrued interest and penalties of approximately $2.2 million, $1.2 million and $0.6 million, respectively in the consolidated statements of operations and $5.0 million and $2.8 million, respectively, were recorded on the consolidated balance sheets as of April 25, 2014 and April 26, 2013.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 25, 2014

2005 — 2014	United States — federal income tax
2005 — 2014	United States — state and local income tax
2009 — 2014	Australia
2010 — 2014	Germany
2006 — 2014	India
2007 — 2014	Japan
2010 — 2014	The Netherlands
2009 — 2014	United Kingdom
2008 — 2014	Canada

In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal 2000, in that we have net operating loss carryforwards from these years that could be subject to adjustment upon utilization. During fiscal 2014, 2013 and 2012, we recorded income tax expense of $0.0 million, $0.1 million and $7.3 million, respectively, in connection with income tax audits.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. Our fiscal 2005 through 2007 income tax returns are currently under audit by the IRS. On May 19, 2014, we received a Revenue Agent’s Report (RAR) from the IRS field examination team for the audit period. The RAR is subject to further review and approval by certain higher authorities within the IRS before submission to the Joint Committee of Taxation for final review and approval. We expect to close our fiscal 2005 through 2007 income tax audit within the next twelve months. Our fiscal 2008 through fiscal 2010

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income tax returns are currently under audit by the IRS. We are currently in the process of responding to inquiries from the IRS examination team. We expect the IRS examination team to finish the field audit within the next twelve months. In January 2014, the California Franchise Tax Board temporarily closed the audit of our fiscal 2007 and 2008 income tax returns and will reopen the audit upon the conclusion of the applicable federal IRS audits.

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

We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties involved in all tax audits, we can only determine a range of estimated potential increase in underlying unrecognized tax benefits ranging from $23.5 million to approximately $45.9 million.

In April 2010, our Dutch subsidiary received a favorable tax ruling from the Dutch tax authorities, effective May 1, 2010, that replaces the previous Dutch tax ruling that expired on April 30, 2010. This ruling results in both a lower level of earnings subject to tax in the Netherlands and an extension of the expiration date to April 30, 2015.

As of April 25, 2014, the amount of accumulated unremitted earnings from our foreign subsidiaries is approximately $3.0 billion. We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings as well as tax attributes carryforwards. We estimate the unrecognized deferred tax liability related to these earnings to be $895.9 million as of April 25, 2014.

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Numerator:
Net Income	$637.5	$505.3	$605.4

Denominator:
Shares used in basic computation	340.3	361.5	363.9
Dilutive potential shares related to employee equity award plans	6.9	5.4	8.8
Dilutive impact of assumed conversion of Convertible Notes	0.5	1.1	9.4
Dilutive impact of warrants	0.2	0.0	2.2

Shares used in diluted computation	347.9	368.0	384.3

Net Income per Share:
Basic	$1.87	$1.40	$1.66

Diluted	$1.83	$1.37	$1.58

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Employee equity award plans	6.4	15.1	9.9

Dilutive shares outstanding during fiscal 2013 do not include any effect resulting from warrants, as their impact would have been anti-dilutive. The Convertible Note hedges are not included in the calculation of earnings per share prior to their exercise as their effect would have been anti-dilutive.

15. Segment, Geographic, and Significant Customer Information

We operate in one industry segment: the design, manufacturing, marketing, and technical support of high-performance networked storage solutions. We conduct business globally, and our sales and support activities are managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance. We do not allocate costs of revenues, research and development, sales and marketing, or general and administrative expenses to our geographic regions in this internal management reporting because management does not review operations or operating results, or make planning decisions, below the consolidated entity level.

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Americas (United States, Canada and Latin America)	$3,513.3	$3,552.5	$3,529.7
Europe, Middle East and Africa	1,954.6	1,928.8	1,936.5
Asia Pacific	857.2	851.1	767.0

Net revenues	$6,325.1	$6,332.4	$6,233.2

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the United States comprised $3,130.9 million, $3,152.7 million and $3,027.8 million of Americas net revenues during fiscal 2014, 2013 and 2012, respectively. Sales to Germany accounted for $632.6 million during fiscal 2012. No other foreign country accounted for 10% or more of our net revenues in an individual fiscal year.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents, restricted cash and investments held in the United States and internationally in various foreign subsidiaries (in millions):

	April 25, 2014	April 26, 2013
United States	$688.5	$3,419.3
International	4,360.9	3,586.8

Total	$5,049.4	$7,006.1

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 25, 2014	April 26, 2013
United States	$1,021.4	$1,076.3
International	87.4	94.6

Total	$1,108.8	$1,170.9

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
Arrow Electronics, Inc.	22%	19%	17%
Avnet, Inc.	16%	15%	12%

The following customers accounted for 10% or more of net accounts receivable:

	April 25, 2014	April 26, 2013
Arrow Electronics, Inc.	14%	16%
Avnet, Inc.	16%	14%

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

	Year Ended
	April 25, 2014	April 26, 2013	April 27, 2012
401(k) matching contributions	$19.6	$19.9	$20.0

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

	April 25, 2014	April 26, 2013
Deferred compensation plan assets	$32.7	$28.3
Deferred compensation plan liabilities reported as:
Other current liabilities	6.4	1.6
Other long-term liabilities	26.3	26.7

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Health Care Plan

We maintain a plan to provide postretirement health and welfare benefits to certain executives who meet certain age and service requirements. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. There is no funding requirement associated with the plan and none of the benefit obligation was funded as of April 25, 2014. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

International Defined Benefit Plans

We maintain various defined benefit plans to provide termination and postretirement benefits to certain eligible employees outside of the United States. We also provide disability benefits to certain eligible employees in the United States. Eligibility is determined based on the terms of our plans and local statutory requirements. Assumed discount rates and expected long-term returns on plan assets have significant effects on the amounts reported for the defined benefit plans.

Funded Status

The funded status of our postretirement health care and international termination and postretirement benefits was as follows (in millions):

	April 25, 2014	April 26, 2013
Fair value of plan assets	$18.7	$17.3
Benefit obligations	(45.7)	(44.7)

Unfunded obligations	$(27.0)	$(27.4)

Amounts recognized in the consolidated balance sheets were as follows (in millions):

	April 25, 2014	April 26, 2013
Other long-term liabilities	$27.0	$27.4
AOCI	$(4.8)	$(5.7)

17. Commitments and Contingencies

Operating Leases — We lease various equipment, vehicles and office space in the U.S. and internationally.

Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of April 25, 2014 are as follows (in millions):

Fiscal Year	2015	2016	2017	2018	2019	Thereafter	Total
Lease commitments	$63.3	$51.5	$27.5	$14.8	$12.2	$33.9	$203.2

Rent expense under all non-cancelable operating leases was $65.5 million, $64.9 million and $88.2 million in fiscal 2014, 2013 and 2012, respectively.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. As of April 25, 2014, we had $258.4 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product revenues. As of April 25, 2014 and April 26, 2013, such liability amounted to $11.5 million and $9.5 million, respectively, and is included in other current liabilities in our consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of April 25, 2014, we had $31.1 million in capital purchase commitments and $174.1 million in other purchase commitments.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 25, 2014, our financial guarantees of $12.6 million that were not recorded on our consolidated balance sheets consisted primarily of standby letters of credit and surety bonds.

Product Warranties

We generally provide customers a warranty on software of ninety days and a warranty on hardware of three years. The following table summarizes the activity related to product warranty liabilities for fiscal 2014 and 2013 (in millions):

	Year Ended
	April 25, 2014	April 26, 2013
Balance at beginning of period	$117.2	$83.1
Expense accrued during the period	70.2	94.8
Warranty costs incurred	(77.4)	(60.7)

Balance at end of period	$110.0	$117.2

Product warranty liabilities were reported in our consolidated balance sheets as follows (in millions):

	April 25, 2014	April 26, 2013
Other current liabilities	$73.0	$81.6
Other long-term liabilities	37.0	35.6

Total	$110.0	$117.2

Financing Guarantees

Some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Under the terms of the non-recourse leases, we do not have any continuing obligations or liabilities to the third-party financing companies. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services.

The following schedule of financing guarantees represents the total maximum potential future payments under financing arrangements with third parties, and the related deferred revenue (in millions):

	April 25, 2014	April 26, 2013
Maximum guaranteed payment contingencies	$205.8	$182.4
Deferred revenue associated with financing guarantees	(193.1)	(168.6)

Net amount	$12.7	$13.8

To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

Indemnification Agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to the customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at April 25, 2014 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of April 25, 2014 related to such matters as they are not probable and/or reasonably estimable.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Event

On June 5, 2014 we issued $500.0 million aggregate par value of 3.375% senior notes, with a maturity date of June 15, 2021 and received proceeds of approximately $494.7 million, net of discount and issuance costs, which will be used for general corporate purposes, including possible stock repurchases, dividends, capital expenditures, working capital and potential acquisitions and strategic transactions. The 3.375% senior notes are unsecured, unsubordinated obligations, which pay interest semi-annually on June 15 and December 15 and rank equally in right of payment with our Senior Notes. We may redeem the 3.375% Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the 3.375% Senior Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the date of repurchase.

19. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows (in millions, except per share amounts):

	Quarter Ended
	July 26, 2013	October 25, 2013	January 24, 2014	April 25, 2014
Net revenues	$1,516.2	$1,549.9	$1,610.0	$1,649.0
Total cost of revenues	606.6	584.7	607.7	607.0

Gross profit	909.6	965.2	1,002.3	1,042.0

Income before income taxes	92.3	192.2	229.6	226.6
Provision for income taxes	10.7	25.4	37.5	29.6

Net income	$81.6	$166.8	$192.1	$197.0

Net income per share, basic	$0.23	$0.49	$0.57	$0.60

Net income per share, diluted	$0.23	$0.48	$0.55	$0.59

	Quarter Ended
	July 27, 2012	October 26, 2012	January 25, 2013	April 26, 2013
Net revenues	$1,444.6	$1,541.2	$1,630.1	$1,716.5
Total cost of revenues	594.5	627.3	665.2	684.3

Gross profit	850.1	913.9	964.9	1,032.2

Income before income taxes	74.2	127.7	175.8	188.9
Provision for income taxes	10.4	18.1	17.7	15.1

Net income	$63.8	$109.6	$158.1	$173.8

Net income per share, basic	$0.17	$0.30	$0.44	$0.48

Net income per share, diluted	$0.17	$0.30	$0.43	$0.47

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 25, 2014, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of April 25, 2014, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 25, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the fourth quarter of fiscal 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (collectively, the “Company”) as of April 25, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 25, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 25, 2014 of the Company and our report dated June 17, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 17, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 25, 2014. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

NETAPP, INC.

By:	/s/ THOMAS GEORGENS
Thomas Georgens
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Operating Officer)

Date:	June 17, 2014

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

Signature	Title	Date
/s/ THOMAS GEORGENS Thomas Georgens	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Operating Officer)	June 17, 2014

/s/ NICHOLAS R. NOVIELLO Nicholas R. Noviello	Executive Vice President of Finance and Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 17, 2014

/s/ T. MICHAEL NEVENS T. Michael Nevens	Lead Independent Director	June 17, 2014

/s/ JEFFRY R. ALLEN Jeffry R. Allen	Director	June 17, 2014

/s/ TOR R. BRAHAM Tor R. Braham	Director	June 17, 2014

/s/ ALAN L. EARHART Alan L. Earhart	Director	June 17, 2014

/s/ GERALD HELD Gerald Held	Director	June 17, 2014

/s/ KATHRYN M. HILL Kathryn M. Hill	Director	June 17, 2014

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Director	June 17, 2014

/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	June 17, 2014

/s/ ROBERT T. WALL Robert T. Wall	Director	June 17, 2014

/s/ RICHARD P. WALLACE Richard P. Wallace	Director	June 17, 2014

/s/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Director	June 17, 2014

SCHEDULE II

NETAPP, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 25, 2014, April 26, 2013 and April 27, 2012

(In millions)

Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Reductions and Write-offs	Balance at End of Period
Allowance for doubtful accounts:
2014	$4.2	$(2.3)	$0.2	$1.7
2013	$0.4	$4.2	$0.4	$4.2
2012	$0.5	$0.3	$0.4	$0.4

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

2.4†	Asset Purchase Agreement, dated as of March 9, 2011, by and between LSI Corporation as Seller and the Company as Buyer.	10-K	000-27130	2.4	June 23, 2011

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	November 26, 2013

3.2	Bylaws of the Company, as amended.	8-K	000-27130	3.1	February 13, 2014

4.1	Indenture for 1.75% Convertible Senior Notes Due 2013, dated as of June 10, 2008, by and between U.S. Bank National Association, as Trustee, and the Company.	8-K	000-27130	4.1	June 10, 2008

4.2	Registration Rights Agreement, dated as of June 10, 2008, by and among Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and the Company.	8-K	000-27130	4.2	June 10, 2008

4.3	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National	8-K	000-27130	4.1	December 12, 2012

4.4	First Supplemental Indenture dated December 12,2012, by and between the Company and U.S. Bank National Association	8-K	000-27130	4.2	December 12, 2012

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	10-Q	000-27130	10.2	March 1, 2010

10.2*	The Company’s Amended and Restated Change of Control Severance Agreement (CEO).	10-Q	000-27130	10.4	December 2, 2009

10.3*	The Company’s Amended and Restated Change of Control Severance Agreement (Executive Chairman).	10-Q	000-27130	10.5	December 2, 2009

10.4*	Form of Amendment to Change of Control Severance Agreement	10-Q	000-27130	10.1	August 30, 2012

10.5*	Form of Change Control Severance Agreement (Non-CEO Executives)	10-Q	000-27130	10.2	August 30, 2012

10.6*	The Company’s Amended and Restated Executive Compensation Plan.	Proxy Statement	000-27130	Appendix C	August 20, 2009

10.7*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.8*	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective September 13, 2013.	Proxy Statement	000-27130	Appendix B	July 12, 2013

10.9*	The Company’s Amended and Restated 1995 Stock Incentive Plan.	Proxy Statement	000-27130		August 21, 1998

10.10*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.	10-K	000-27130	10.21	July 8, 2005

10.11*	Form of Stock Issuance Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock).	10-K	000-27130	10.23	July 8, 2005

10.12*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).	10-K	000-27130	10.22	July 8, 2005

10.13*	The Company’s Amended and Restated 1999 Stock Option Plan.	Proxy Statement	000-27130	Appendix A	July 12, 2013

10.14*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.	10-Q	000-27130	10.3	November 26, 2013

10.15*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).	10-Q	000-27130	10.4	November 26, 2013

10.16*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).	10-K	000-27130	10.29	July 8, 2005

10.17*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).	10-K	000-27130	10.28	July 8, 2005

10.18*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.19*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).	10-K	000-27130	10.27	July 8, 2005

10.20*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).	10-K	000-27130	10.30	July 8, 2005

10.21*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).	10-K	000-27130	10.31	July 8, 2005

10.22*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).	10-K	000-27130	10.32	July 8, 2005

10.23*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).	10-K	000-27130	10.81	June 24, 2008

10.24*	WebManage Technologies, Inc. 1999 Stock Option Plan.	S-8	333-53776	99.4	January 16, 2001

10.25*	Spinnaker Networks, Inc. 2000 Stock Plan.	S-8	333-113200	99.1	March 1, 2004

10.26*	Alacritus, Inc. 2005 Stock Plan.	S-8	333-125448	99.1	June 2, 2005

10.27*	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.	S-8	333-128098	99.1	September 2, 2005

10.28*	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.	S-8	333-128098	99.2	September 2, 2005

10.29*	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.	S-8	333-128098	99.4	September 2, 2005

10.30*	SANPro Systems, Inc. 2001 U.S. Stock Option Plan.	S-8	333-139835	4.2	January 5, 2007

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.31*	Onaro, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (including Appendix — Israeli Taxpayers).	S-8	333-149375	4.1	February 25, 2008

10.32*	Akorri Networks, Inc. 2010 Equity Incentive Plan, including form of Restricted Stock Unit Agreement.	S-8	333-172081	99.1, 99.2	February 4, 2011

10.33*	Bycast Inc. 2010 Equity Incentive Plan	S-8	333-167619	99.1	June 18, 2010

10.34*	Incentive Stock Option Plan of Bycast Inc.	S-8	333-167619	99.2	June 18, 2010

10.35	Purchase and Sale Agreement, dated July 27, 2004 by and between Cisco Systems, Inc. and the Company.	10-Q	000-27130	10.2	August 31, 2004

10.36	Master Confirmation, dated March 19, 2007, by and between JP Morgan Securities Inc. and the Company.	10-K	000-27130	10.54	June 26, 2007

10.37	Master Confirmation, dated August 13, 2007, by and between Bank of America, N.A. and the Company.	10-Q	000-27130	10.60	December 4, 2007

10.38	Agreement to Sell, dated as of November 18, 2009, by and between Bhoruka Financial Services Limited, as Seller, and NetApp India Private Limited, as Buyer.	8-K	000-27130	10.1	November 25, 2009

10.39	Form of Convertible Bond Hedge Confirmation.	8-K	000-27130	10.1	June 10, 2008

10.40	Form of Warrant Confirmation.	8-K	000-27130	10.2	June 10, 2008

10.41	Form of Amendment to Warrant Confirmation.	8-K	000-27130	10.3	June 10, 2008

10.42	Settlement Agreement entered into among the U.S.A, acting through the United States Department of Justice and on behalf of the General Services Administration, the Company and Igor Kapuscinski.	10-K	000-27130	10.68	June 17, 2009

10.43*	Form of Amendment No. 1 to Change of Control Severance Agreement.	10-K	000-27130	10.64	June 19, 2012

10.44*	Outside Director Compensation Policy.	10-K	000-27130	10.65	June 19, 2012

10.45	Collared Accelerated Share Repurchase Transaction, dated as of August 19, 2011, by and between the Company and Wells Fargo Bank, N.A.	10-Q	000-27130	10.3	December 5, 2011

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.46	Collared Accelerated Share Repurchase Transaction, dated as of July 18, 2011, by and between the Company and Bank of America, N.A.	10-Q	000-27130	10.2	September 1, 2011

10.47	Credit Agreement, dated December 21, 2012, by and among the Company, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and J.P. Morgan Securities LLC, Morgan Stanley Funding, Inc. and Wells Fargo Securities LLC, as Joint Bookrunners and Joint Lead Arrangers	8-K	000-27130	10.1	December 28, 2012

10.48	Collared Accelerated Share Repurchase Transaction dated as of June 5, 2013, by and between the Company and Goldman, Sachs & Co.	10-Q	000-27130	10.1	November 26, 2013

21.1	Subsidiaries of the Company.	—	—	—	—

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Identifies management plan or compensatory plan or arrangement.
†	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.