Form 10-Q
period 2014-07-25
NetApp, Inc.
filed 2014-08-28
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 2014

or

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

As of August 18, 2014, there were 319,256,006 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2014 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go Further, Faster, ASUP, AutoSupport, Campaign Express, Cloud ONTAP, Clustered Data ONTAP, Customer Fitness, Data ONTAP, DataMotion, Fitness, Flash Accel, Flash Cache, Flash Pool, FlashRay, FlexArray, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, FPolicy, GetSuccessful, LockVault, Manage ONTAP, Mars, MetroCluster, MultiStore, NetApp Insight, OnCommand, ONTAP, ONTAPI, RAID-DP, SANtricity, SecureShare, Simplicity, Simulate ONTAP, Snap Creator, SnapCopy, SnapDrive, SnapIntegrator, SnapLock, SnapManager, SnapMirror, SnapMover, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, StorageGRID, Tech OnTap, Unbound Cloud, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 25, 2014	April 25, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,031.6	$2,291.0
Short-term investments	2,532.6	2,712.3
Accounts receivable, net of allowances of $1.6 million and $1.7 million as of July 25, 2014 and April 25, 2014, respectively	585.4	855.9
Inventories	104.2	122.4
Other current assets	494.3	489.7

Total current assets	6,748.1	6,471.3
Property and equipment, net	1,098.0	1,108.8
Goodwill	988.1	988.1
Purchased intangible assets, net	107.0	121.5
Other non-current assets	531.2	529.5

Total assets	$9,472.4	$9,219.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183.1	$247.0
Accrued compensation and related benefits	243.0	407.8
Other current liabilities	318.4	386.0
Short-term deferred revenue	1,656.4	1,653.8

Total current liabilities	2,400.9	2,694.6
Long-term debt	1,494.1	995.5
Other long-term liabilities	320.8	296.2
Long-term deferred revenue	1,419.9	1,446.4

Total liabilities	5,635.7	5,432.7

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.001 par value, (325.5 and 324.5 shares issued as of July 25, 2014 and April 25, 2014, respectively)	0.3	0.3
Additional paid-in capital	3,791.2	3,776.0
Retained earnings	36.1	1.1
Accumulated other comprehensive income	9.1	9.1

Total stockholders’ equity	3,836.7	3,786.5

Total liabilities and stockholders’ equity	$9,472.4	$9,219.2

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 25, 2014	July 26, 2013
Revenues:
Product	$882.6	$930.8
Software entitlements and maintenance	221.3	228.5
Service	385.3	356.9

Net revenues	1,489.2	1,516.2

Cost of revenues:
Cost of product	394.2	449.9
Cost of software entitlements and maintenance	8.2	7.5
Cost of service	148.7	149.2

Total cost of revenues	551.1	606.6

Gross profit	938.1	909.6

Operating expenses:
Sales and marketing	480.2	467.8
Research and development	228.0	228.1
General and administrative	70.0	68.4
Restructuring and other charges	0.0	48.4

Total operating expenses	778.2	812.7

Income from operations	159.9	96.9
Other income (expense), net:
Interest income	8.3	10.0
Interest expense	(9.0)	(16.5)
Other income, net	0.5	1.9

Total other expense, net	(0.2)	(4.6)

Income before income taxes	159.7	92.3
Provision for income taxes	71.3	10.7

Net income	$88.4	$81.6

Net income per share:
Basic	$0.27	$0.23

Diluted	$0.27	$0.23

Shares used in net income per share calculations:
Basic	323.5	350.9

Diluted	329.1	359.9

Cash dividends declared per share	$0.165	$0.150

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	July 25, 2014	July 26, 2013
Net income	$88.4	$81.6

Other comprehensive income (loss):
Foreign currency translation adjustments	(0.8)	(1.2)
Defined benefit obligations:
Defined benefit obligation adjustments	1.5	0.1
Income tax effect on defined benefit obligations	(0.5)	0.0
Reclassification adjustment for actuarial net losses from defined benefit obligations into earnings	0.1	0.0
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	(1.8)	(8.4)
Income tax effect on unrealized holding gains	0.2	1.0
Reclassification adjustments for (gains) losses included in net income	0.2	(0.1)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding losses arising during the period	(0.6)	(0.4)
Reclassification adjustments for (gains) losses included in net income	1.7	(1.0)

Other comprehensive income (loss)	0.0	(10.0)

Comprehensive income	$88.4	$71.6

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 25, 2014	July 26, 2013
Cash flows from operating activities:
Net income	$88.4	$81.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77.5	85.9
Stock-based compensation	62.3	66.3
Accretion of discount and issuance costs on debt	0.6	8.2
Deferred income taxes	8.2	(10.1)
Excess tax benefit from stock-based compensation	(42.6)	(0.1)
Other non-cash items, net	36.9	(25.3)
Changes in assets and liabilities:
Accounts receivable	271.5	265.2
Inventories	18.1	22.9
Other operating assets	(13.1)	53.8
Accounts payable	(62.3)	(37.9)
Accrued compensation and other current liabilities	(227.1)	(175.4)
Deferred revenue	(26.5)	(54.3)
Other operating liabilities	23.6	5.0

Net cash provided by operating activities	215.5	285.8

Cash flows from investing activities:
Purchases of investments	(331.7)	(234.9)
Maturities, sales and collections of investments	522.9	624.9
Purchases of property and equipment	(58.4)	(65.3)
Other investing activities, net	0.2	1.2

Net cash provided by investing activities	133.0	325.9

Cash flows from financing activities:
Issuance of common stock under employee stock plans	28.4	71.5
Repurchase of common stock and forward contract	(118.9)	(849.5)
Excess tax benefit from stock-based compensation	42.6	0.1
Repayment of long-term debt	0.0	(1,264.9)
Issuance of long-term debt, net	494.7	0.0
Dividends paid	(53.4)	(51.4)
Other financing activities, net	(1.8)	9.5

Net cash provided by (used in) financing activities	391.6	(2,084.7)

Effect of exchange rate changes on cash and cash equivalents	0.5	(7.3)
Net increase (decrease) in cash and cash equivalents	740.6	(1,480.3)
Cash and cash equivalents:
Beginning of period	2,291.0	3,277.1

End of period	$3,031.6	$1,796.8

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of Business and Significant Accounting Policies

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

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. The first quarters of fiscal 2015 and 2014 were each 13-week periods.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 25, 2014 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 2014. The results of operations for the three months ended July 25, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

There have been no significant changes in our significant accounting policies as of and for the three months ended July 25, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 25, 2014.

2.  Recent Accounting Standards Not Yet Effective

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

In May 2014, the Financial Accounting Standards Board issued new guidance related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018; early adoption is not permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use.

3.  Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$11.5	$17.7
Acquisition of software through long-term financing	$3.1	$10.6
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$68.2	$19.1
Interest paid, net of capitalized interest	$11.7	$23.0

4.  Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	July 25, 2014			April 25, 2014
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$283.0	$(176.9)	$106.1	$283.0	$(162.6)	$120.4
Customer contracts/relationships	2.6	(2.1)	0.5	9.6	(9.0)	0.6
Trademarks and trade names	2.9	(2.5)	0.4	2.9	(2.4)	0.5
Covenants not to compete	0.0	0.0	0.0	1.6	(1.6)	0.0

Total purchased intangible assets	$288.5	$(181.5)	$107.0	$297.1	$(175.6)	$121.5

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013	Statements of Operations Classifications
Developed technology	$14.3	$14.3	Cost of revenues
Customer contracts/relationships	0.1	0.4	Operating expenses
Trademarks and trade names	0.1	0.1	Operating expenses
Covenants not to compete	0.0	0.1	Operating expenses

	$14.5	$14.9

As of July 25, 2014, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2015	$43.4
2016	53.6
2017	6.7
2018	3.3

Total	$107.0

5.  Balance Sheet Details

Cash and cash equivalents (in millions):

	July 25, 2014	April 25, 2014
Cash	$2,878.2	$2,174.0
Cash equivalents	153.4	117.0

Cash and cash equivalents	$3,031.6	$2,291.0

Inventories (in millions):

	July 25, 2014	April 25, 2014
Purchased components	$17.1	$17.6
Finished goods	87.1	104.8

Inventories	$104.2	$122.4

Other current assets (in millions):

	July 25, 2014	April 25, 2014
Prepaid expenses and other current assets	$240.7	$219.4
Deferred tax assets	253.6	270.3

Other current assets	$494.3	$489.7

Property and equipment, net (in millions):

	July 25, 2014	April 25, 2014
Land	$265.7	$265.7
Buildings and building improvements	605.7	541.7
Leasehold improvements	103.9	102.9
Computer, production, engineering and other equipment	768.3	753.8
Software	376.5	369.1
Furniture and fixtures	88.3	86.4
Construction-in-progress	14.0	72.9

	2,222.4	2,192.5
Accumulated depreciation and amortization	(1,124.4)	(1,083.7)

Property and equipment, net	$1,098.0	$1,108.8

The net book value of software, which includes capitalized internal-use software development costs, is summarized below (in millions):

	July 25, 2014	April 25, 2014
Computer software	$96.6	$103.5

Other non-current assets (in millions):

	July 25, 2014	April 25, 2014
Auction rate securities	$26.4	$36.0
Deferred tax assets	241.0	245.0
Other assets	263.8	248.5

Other non-current assets	$531.2	$529.5

Short-term and long-term deferred revenue (in millions):

	July 25, 2014	April 25, 2014
Product	$31.9	$23.4
Software entitlements and maintenance and service	3,044.4	3,076.8

Total	$3,076.3	$3,100.2

Reported as:
Short-term	$1,656.4	$1,653.8
Long-term	1,419.9	1,446.4

Total	$3,076.3	$3,100.2

6.  Financial Instruments and Fair Value Measurements

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

Investments

The following is a summary of our investments (in millions):

	July 25, 2014				April 25, 2014
		Gross Unrealized				Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$1,905.8	$8.5	$(0.4)	$1,913.9	$2,142.3	$10.5	$(0.5)	$2,152.3
U.S. Treasury and government debt securities	227.1	0.3	(0.1)	227.3	263.4	0.3	(0.1)	263.6
Commercial paper	174.5	0.0	0.0	174.5	168.4	0.0	0.0	168.4
Certificates of deposit	370.3	0.0	0.0	370.3	245.0	0.0	0.0	245.0
Auction rate securities	26.9	0.0	(0.5)	26.4	36.9	0.0	(0.9)	36.0
Equity funds	33.5	0.0	0.0	33.5	32.7	0.0	0.0	32.7

Total debt and equity securities	$2,738.1	$8.8	$(1.0)	$2,745.9	$2,888.7	$10.8	$(1.5)	$2,898.0

The unrealized losses on our available-for-sale investments were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis, we have concluded that no other-than-temporary impairments were required to be recognized on these investments as of July 25, 2014.

The following table presents the contractual maturities of our debt investments as of July 25, 2014 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,413.8	$1,416.2
Due in two through five years	1,263.9	1,269.8
Due after ten years*	26.9	26.4

	$2,704.6	$2,712.4

*	Consists of auction rate securities (ARSs) which have contractual maturities of greater than 10 years.

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 25, 2014
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$1,913.9	$0.0	$1,913.9	$0.0
U.S. Treasury and government debt securities	227.3	161.9	65.4	0.0
Commercial paper	174.5	0.0	174.5	0.0
Certificates of deposit	370.3	0.0	370.3	0.0
Auction rate securities	26.4	0.0	0.0	26.4
Equity funds	33.5	33.5	0.0	0.0
Foreign currency contracts	3.2	0.0	3.2	0.0

Total	$2,749.1	$195.4	$2,527.3	$26.4

Liabilities
Foreign currency contracts	$(0.7)	$0.0	$(0.7)	$0.0

The following table summarizes the balance sheet classifications of our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 25, 2014
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$153.4	$0.0	$153.4	$0.0
Short-term investments	2,532.6	161.9	2,370.7	0.0
Other current assets	8.4	5.2	3.2	0.0
Other non-current assets	54.7	28.3	0.0	26.4

Total	$2,749.1	$195.4	$2,527.3	$26.4

Liabilities
Other current liabilities	$(0.7)	$0.0	$(0.7)	$0.0

Level 2 investments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of July 25, 2014, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Quantitative information about our Level 3 fair value measurements is as follows (fair value in millions):

	Estimated Fair Value as of July 25, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted average)

ARSs	$26.4	Discounted cash flow	Time-to-economic maturity	6.7 yrs. – 9.4 yrs. (7.5 yrs.)
			Illiquidity premium	1.3% – 1.8% (1.5%)
			Coupon rate	1.1% – 1.8% (1.4%)

		Market comparable securities	Discount rate	1.0% – 2.0% (1.3%)

All of our ARSs are classified as other non-current assets and are backed by pools of student loans guaranteed by the U.S. Department of Education. We estimate the fair value of each individual ARS using an income (discounted cash flow) and market approach that incorporate both observable and unobservable inputs. Key inputs into the discounted cash flow analysis include the time-to-economic maturity, illiquidity premium, (which factors in liquidity risk, market credit spread and other factors), and a coupon rate. The key input into the market approach is a discount rate. A significant increase (decrease) in the time-to-economic maturity, illiquidity premium, coupon rate, discount rate or other factors could result in a significantly lower (higher) fair value estimate. We review the fair value of our Level 3 financial instruments for overall reasonableness by reviewing service provider pricing methodologies, key inputs and assumptions and by understanding the processes used by our third-party service provider. We will continue to monitor our ARS investments in light of the asset-backed securities market environment and evaluate these investments for impairment and classification.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 ARSs measured at fair value on a recurring basis using significant unobservable inputs (in millions).

	Three Months Ended
	July 25, 2014	July 26, 2013
Balance at beginning of period	$36.0	$42.0
Total unrealized gains, net included in other comprehensive income (loss)	0.4	0.2
Sales	(10.0)	0.0

Balance at end of period	$26.4	$42.2

Fair Value of Debt

As of July 25, 2014, the fair value of our long-term debt was approximately $1,506.4 million. The fair value of our debt was based on observable market prices in a less active market and discounted cash flow models that take into consideration variables such as credit-rating and interest rate changes. All of our debt obligations are categorized as Level 2 instruments.

7.  Financing Arrangements

Long-term Debt

The following table summarizes the carrying value of our long-term debt (in millions):

	July 25, 2014		April 25, 2014
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
2.00% Senior Notes due 2017	$750.0	2.25%	$750.0	2.25%
3.375% Senior Notes due 2021	500.0	3.54%	0.0	N/A
3.25% Senior Notes due 2022	250.0	3.43%	250.0	3.43%

Total principal amount	1,500.0		1,000.0
Less: Unamortized discount	(5.9)		(4.5)

Total long-term debt	$1,494.1		$995.5

N/A - Not Applicable

Senior Notes

On June 5, 2014 we issued $500.0 million aggregate par value of 3.375% Senior Notes, with a maturity date of June 15, 2021, and received proceeds of approximately $494.7 million, net of discount and issuance costs, which will be used for general corporate purposes, including possible stock repurchases, dividends, capital expenditures, working capital and potential acquisitions and strategic transactions. Our 2.00% Senior Notes and 3.25% Senior Notes, with a par value of $750.0 million and $250.0 million, respectively, were issued in December 2012. We collectively refer to such long-term debt as our Senior Notes. Interest on our Senior Notes is paid semi-annually on June 15 and December 15. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 25, 2014, we were in compliance with all covenants associated with the Senior Notes.

As of July 25, 2014, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2018	$750.0
Thereafter	750.0

Total	$1,500.0

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

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of July 25, 2014, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	July 25, 2014	April 25, 2014
Other long-term financing arrangements	$14.3	$13.1
Less: current portion	(7.1)	(6.6)

Non-current portion of other long-term financing arrangements	$7.2	$6.5

8.  Stockholders’ Equity

Stock Options

The following table summarizes activity related to our stock options (in millions, except for exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 25, 2014	14.5	$34.10
Granted	2.0	36.29
Exercised	(0.5)	23.60
Forfeited and expired	(0.2)	41.43

Outstanding as of July 25, 2014	15.8	34.68	3.75	$93.1

Vested and expected to vest as of July 25, 2014	15.0	34.58	3.63	91.6

Exercisable as of July 25, 2014	10.4	33.33	2.63	81.1

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
Intrinsic value of exercises	$7.2	$27.4
Proceeds received from exercises	$13.4	$56.8
Fair value of options vested	$8.7	$12.0

Restricted Stock Units

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 25, 2014	13.2	$38.35
Granted	5.3	34.93
Vested	(2.9)	38.79
Forfeited	(0.7)	38.14

Outstanding as of July 25, 2014	14.9	37.06

RSUs are converted into common stock upon vesting. We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
Shares withheld for taxes	0.9	0.9
Fair value of shares withheld	$33.9	$35.3

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the Employee Stock Purchase Plan (ESPP) (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
Shares issued under the ESPP	1.9	2.0
Proceeds from issuance of shares	$48.9	$49.9

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
Cost of product revenues	$1.5	$1.3
Cost of service revenues	4.4	4.0
Sales and marketing	27.0	30.5
Research and development	21.5	21.4
General and administrative	7.9	9.1

Total stock-based compensation expense	$62.3	$66.3

As of July 25, 2014, total unrecognized compensation expense related to our equity awards was $507.8 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.7 years.

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
Income tax benefit associated with employee stock transactions	$43.4	$8.0

Valuation Assumptions

The fair value of stock options and ESPP purchase rights is estimated on the grant date using the Black-Scholes option pricing model and the following underlying weighted-average assumptions:

	Stock Options
	Three Months Ended
	July 25, 2014	July 26, 2013
Expected term in years	4.8	4.8
Risk-free interest rate	1.6%	1.0%
Volatility	29%	34%
Dividend yield	1.8%	1.6%
Weighted-average fair value per share granted	$8.19	$9.78

	ESPP
	Three Months Ended
	July 25, 2014	July 26, 2013
Expected term in years	1.3	1.2
Risk-free interest rate	0.2%	0.2%
Volatility	27%	32%
Dividend yield	1.8%	1.6%
Weighted-average fair value per right granted	$9.71	$10.53

The weighted-average assumptions used to value RSUs are summarized as follows:

	Three Months Ended
	July 25, 2014	July 26, 2013
Grant date fair value per share	$34.93	$38.16
Expected dividend	1.8%	1.6%

Stock Repurchase Program

As of July 25, 2014, our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the three months ended July 25, 2014 (in millions, except per share information):

Number of shares repurchased	3.4
Average price per share	$34.82
Aggregate purchase price	$118.9
Remaining authorization at end of period	$1,005.9

The aggregate purchase price of our stock repurchases for the three months ended July 25, 2014 consisted of $118.9 million of open market purchases, which was allocated to additional paid-in capital.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 25, 2014	July 26, 2013
Dividends per share declared and paid	$0.165	$0.150

Dividend payments allocated to retained earnings	$53.4	$51.4

On August 13, 2014, we declared a cash dividend of $0.165 per share of common stock, payable on October 22, 2014 to holders of record as of the close of business on October 10, 2014. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings

A reconciliation of retained earnings for the three months ended July 25, 2014 is as follows (in millions):

Balance as of April 25, 2014	$1.1
Net income	88.4
Dividends	(53.4)

Balance as of July 25, 2014	$36.1

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) by component, net of tax, for the three months ended July 25, 2014 are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains on Available- for-Sale Securities	Unrealized Gains on Derivative Instruments	Total
Balance as of April 25, 2014	$5.5	$(4.8)	$8.9	$(0.5)	$9.1

Other comprehensive income (loss) (OCI) before reclassifications	(0.8)	1.0	(1.6)	(0.6)	(2.0)
Amounts reclassified from AOCI, net of tax	0.0	0.1	0.2	1.7	2.0

Net OCI	(0.8)	1.1	(1.4)	1.1	0.0

Balance as of July 25, 2014	$4.7	$(3.7)	$7.5	$0.6	$9.1

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
OCI Components	Amounts Reclassified from AOCI		Statements of Operations Location
Recognized losses on defined benefit obligations	$0.1	$0.0	Operating expenses
Realized (gains) losses on available-for-sale securities	0.2	(0.1)	Other expense, net
Realized (gains) losses on cash flow hedges	1.7	(1.0)	Net revenues

Total reclassifications	$2.0	$(1.1)

9.  Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. All contracts have a maturity of less than six months. The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 25, 2014	April 25, 2014
Cash Flow Hedges
Forward contracts purchased	$116.1	$122.6
Balance Sheet Contracts
Forward contracts sold	167.6	155.5
Forward contracts purchased	270.6	389.9

We have master netting arrangements in place to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 25, 2014 and April 25, 2014. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented.

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our condensed consolidated statements of operations is presented in the condensed consolidated statements of comprehensive income and Note 8.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
	Gain (Loss) Recognized into Income
Foreign exchange forward contracts	$(0.8)	$0.2

10.  Restructuring and Other Charges

In May 2013, we initiated a business restructuring plan under which we realigned internal resources, resulting in a reduction of our global workforce of approximately 7%. Such activities were completed in fiscal 2014. In March 2014, we initiated a business realignment plan designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment, resulting in a reduction of our global workforce of approximately 4%. We expect such activities to be substantially completed in the second quarter of fiscal 2015. Restructuring and other charges consisted primarily of employee severance-related costs.

Activities related to these plans are summarized as follows (in millions):

	Three Months Ended July 25, 2014	Three Months Ended July 26, 2013
	(March 2014 Plan)	(May 2013 Plan)
Balance at beginning of period	$26.5	$0.0
Net charges	0.0	48.4
Cash payments	(21.6)	(24.6)

Balance at end of period	$4.9	$23.8

The liability for our restructuring plans is included in accrued compensation and related benefits in our condensed consolidated balance sheets.

11.  Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 25, 2014	July 26, 2013
Effective tax rates	44.6%	11.6%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. In addition, our effective tax rate for the three months ended July 25, 2014 was impacted by the settlement of an income tax audit as discussed below.

In July 2014, the Internal Revenue Service (IRS) completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. We recorded a $47.4 million income tax provision attributable to the audit settlement and related re-measurement of uncertain tax positions for tax years subject to future audits. The audit adjustments resulted in lower earnings in our foreign subsidiaries which reduced the taxability of dividends that were previously repatriated from such subsidiaries. As a result of this reduction in taxable dividends, we expect to receive a refund of $8.0 million, excluding interest, from the conclusion of the fiscal 2005 to 2007 income tax audit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
Balance at beginning of period	$235.9	$189.6
Additions based on tax positions related to the current year	6.8	7.2
Additions for tax positions of prior years	98.7	1.0
Decreases for tax positions of prior years	(18.6)	(3.5)
Settlements	(45.5)	0.0

Balance at end of period	$277.3	$194.3

As of July 25, 2014, we had $277.3 million of gross unrecognized tax benefits, of which $223.6 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $172.9 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. The IRS is currently auditing our fiscal 2008 to 2010 income tax returns. We expect the IRS examination team to complete their field audit within the next twelve months. However, the resolution of the fiscal 2008 to 2010 income tax return audits may likely occur beyond the next twelve months should we choose to appeal the IRS examination team’s audit findings.

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

12. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	July 25, 2014	July 26, 2013
Numerator:
Net income	$88.4	$81.6

Denominator:
Shares used in basic computation	323.5	350.9
Dilutive potential shares related to employee equity award plans	5.6	6.9
Dilutive impact of assumed conversion of Convertible Notes	0.0	2.1

Shares used in diluted computation	329.1	359.9

Net Income per Share:
Basic	$0.27	$0.23

Diluted	$0.27	$0.23

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
Employee equity award plans	8.5	6.6

13.  Segment, Geographic, and Significant Customer Information

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
Americas (United States, Canada and Latin America)	$831.2	$858.5
Europe, Middle East and Africa	444.9	448.0
Asia Pacific	213.1	209.7

Net revenues	$1,489.2	$1,516.2

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the United States comprised $746.2 million and $772.8 million of Americas net revenues during the three months ended July 25, 2014 and July 26, 2013, respectively. No single foreign country accounted for 10% or more of our net revenues for any period presented.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents, restricted cash and investments held in the United States and internationally in various foreign subsidiaries (in millions):

	July 25, 2014	April 25, 2014
United States	$1,089.6	$688.5
International	4,514.4	4,360.9

Total	$5,604.0	$5,049.4

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 25, 2014	April 25, 2014
United States	$1,005.3	$1,021.4
International	92.7	87.4

Total	$1,098.0	$1,108.8

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 25, 2014	July 26, 2013
Arrow Electronics, Inc.	22%	21%
Avnet, Inc.	16%	16%

The following customers accounted for 10% or more of net accounts receivable:

	July 25, 2014	April 25, 2014
Arrow Electronics, Inc.	12%	14%
Avnet, Inc.	11%	16%

14.  Commitments and Contingencies

Operating Lease Commitments

We lease various equipment, vehicles and office space in the U.S. and internationally. As of July 25, 2014, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $213.6 million.

Purchase Orders and Other Commitments

In the ordinary course of business we make commitments to third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that product forecasts are not achieved, our commitments and associated accruals may change. As of July 25, 2014, we had $239.3 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product revenues. As of July 25, 2014 and April 25, 2014, such liability amounted to $10.4 million and $11.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of July 25, 2014, we had $36.4 million in capital purchase commitments and $180.2 million in other purchase commitments.

Product Warranties

We generally provide customers a warranty on software of ninety days and a warranty on hardware of three years. The following table summarizes the activity related to product warranty liabilities (in millions):

	Three Months Ended
	July 25, 2014	July 26, 2013
Balance at beginning of period	$110.0	$117.2
Expense accrued during the period	10.5	24.0
Warranty costs incurred	(16.4)	(21.4)

Balance at end of period	$104.1	$119.8

Product warranty liabilities were reported in our condensed consolidated balance sheets as follows (in millions):

	July 25, 2014	April 25, 2014
Other current liabilities	$68.8	$73.0
Other long-term liabilities	35.3	37.0

Total	$104.1	$110.0

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

The following schedule of financing guarantees represents the total maximum potential future payments under financing arrangements with third parties and the related deferred revenue (in millions):

	July 25, 2014	April 25, 2014
Maximum guaranteed payment contingencies	$213.2	$205.8
Deferred revenue associated with financing guarantees	(196.8)	(193.1)

Net amount	$16.4	$12.7

To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

Legal Contingencies

When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict, and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency.

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of July 25, 2014 related to such matters as they are not probable and/or reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document includes:

•	our future financial and operating results;

•	our strategies;

•	our beliefs and objectives for future operations, research and development;

•	political, economic and industry trends;

•	expected timing of, customer acceptance of and benefits from, product introductions, developments and enhancements;

•	expected benefits from acquisitions and joint ventures, growth opportunities and investments;

•	expected outcomes from legal, regulatory and administrative proceedings;

•	our competitive position;

•	our short-term and long-term cash requirements, including without limitation, anticipated capital expenditures;

•	our anticipated tax rate;

•

the repayment of our 2.00% Senior Notes due on December 15, 2017, 3.375% Senior Notes due on June 15, 2021 and 3.25% Senior Notes due on December 15, 2022 (collectively referred to as the Senior Notes);

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

•	the impact of industry consolidation affecting our suppliers, competitors, partners and customers;

•	our ability to grow direct and indirect sales and to efficiently provide global service and support;

•	our ability to design, manufacture and market products meeting global environmental standards;

•

failure of our products and services to meet our customers’ quality requirements, including, without limitation, any epidemic failure event relating to our systems installed by our customers in their IT infrastructures;

•	our ability to resolve ongoing litigation, tax audits, government audits, inquiries and investigations in line with our expectations;

•	the availability of acceptable financing to support our future cash requirements;

•	our ability to effectively integrate acquired businesses, products and technologies;

•	valuation and liquidity of our investment portfolio;

•	our ability to successfully recruit and retain critical employees and to manage our investment in people, process and systems;

•	our ability to anticipate techniques used to obtain unauthorized access or to sabotage systems and to implement adequate preventative measures against cybersecurity and other security breaches; and

•	those factors discussed under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended
	July 25, 2014	July 26, 2013
Net revenues	$1,489.2	$1,516.2
Gross profit	$938.1	$909.6
Gross profit margin percentage	63.0%	60.0%
Income from operations	$159.9	$96.9
Income from operations as a percentage of net revenues	10.7%	6.4%
Net income	$88.4	$81.6
Diluted net income per share	$0.27	$0.23
Operating cash flows	$215.5	$285.8

	July 25, 2014	April 25, 2014
Deferred revenue	$3,076.3	$3,100.2
Days sales outstanding (DSO)	36	47

3.375% Senior Notes due 2021

On June 5, 2014 we issued $500.0 million aggregate par value of 3.375% Senior Notes, with a maturity date of June 15, 2021 and received proceeds of $494.7 million, net of discount and issuance costs, which will be used for general corporate purposes, including possible stock repurchases, dividends, capital expenditures, working capital and potential acquisitions and strategic transactions.

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

The summary of significant accounting policies is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 25, 2014. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

New Accounting Standards

See Note 2 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 25, 2014	July 26, 2013
Revenues:
Product	59.3%	61.4%
Software entitlements and maintenance	14.8	15.1
Service	25.9	23.5

Net revenues	100.0	100.0
Cost of revenues:
Cost of product	26.5	29.7
Cost of software entitlements and maintenance	0.5	0.5
Cost of service	10.0	9.8

Gross profit	63.0	60.0

Operating expenses:
Sales and marketing	32.3	30.9
Research and development	15.3	15.0
General and administrative	4.7	4.5
Restructuring and other charges	—	3.2

Total operating expenses	52.3	53.6

Income from operations	10.7	6.4
Other expense, net	—	(0.3)

Income before income taxes	10.7	6.1
Provision for income taxes	4.8	0.7

Net income	5.9%	5.4%

Discussion and Analysis of Results of Operations

Overview

Net revenues for the three months ended July 25, 2014 were $1,489.2 million, down $27.0 million, or 2%, compared to the three months ended July 26, 2013, reflecting a decrease in product and software entitlements and maintenance (SEM) revenues, partially offset by an increase in hardware maintenance contract revenues.

Gross profit as a percentage of net revenues increased 3% during the three months ended July 25, 2014, compared to the three months ended July 26, 2013, primarily due to lower average unit materials costs due to product mix, partially offset by a lower average selling price (ASP) for all configured systems platforms. Additionally, gross profit was favorably impacted by lower OEM revenues and higher margins on service revenues.

Sales and marketing, research and development, and general and administrative expenses for the three months ended July 25, 2014 totaled $778.2 million, up 2% as a percentage of net revenues, compared to the three months ended July 26, 2013, primarily due to increases in compensation costs.

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Net revenues	$1,489.2	$1,516.2	(2)%

The decrease in net revenues for the three months ended July 25, 2014 was primarily due to a decrease in product and SEM revenues of $48.2 million and $7.2 million, respectively, partially offset by an increase in service revenues of $28.4 million. Product revenues comprised 59% of net revenues for the three months ended July 25, 2014 compared to 61% of net revenues for the three months ended July 26, 2013.

Sales through our indirect channels represented 79% of net revenues for the three months ended July 25, 2014, compared to 80% of net revenues for the three months ended July 26, 2013. Included in indirect channel sales were $128.7 million and $166.5 million of OEM revenue during the three months ended July 25, 2014 and July 26, 2013, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended
	July 25, 2014	July 26, 2013
Arrow Electronics, Inc.	22%	21%
Avnet, Inc.	16%	16%

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Product revenues	$882.6	$930.8	(5)%

Product revenues consist of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $526.2 million decreased by $10.8 million for the three months ended July 25, 2014 compared to the three months ended July 26, 2013. Revenues from FAS mid-range, high-end systems and E-Series (which includes our all flash EF systems) increased, offset by decreases in FAS entry level systems. Total configured systems unit volume decreased 2% during the three months ended July 25, 2014, compared to the three months ended July 26, 2013, primarily due to a unit volume decrease in the FAS entry level systems, partially offset by increases in unit volume of the FAS mid-range and high-end systems and E Series systems. These changes in unit volume reflect a shift in customer demand to our newer FAS mid-range and high-end products and higher demand for our E-Series systems, and away from our older FAS entry level systems. The average selling prices (ASPs) decreased across all FAS system and E Series platforms in the three months ended July 25, 2014, compared to the three months ended July 26, 2013, due to higher demand of newer lower priced products within their respective platform. However, overall ASPs of configured systems were relatively flat during the three months ended July 25, 2014 compared to the corresponding period in the prior year due to favorable product mix towards higher priced platforms.

Non-configured product revenues of $356.4 million decreased $37.4 million, or 10%, during the three months ended July 25, 2014 compared to the three months ended July 26, 2013. This decrease was primarily due to lower revenues from non-configured OEM products, which declined 23%, and add-on storage, which declined 13%, but was partially offset by a 82% increase in revenues from add-on software. The decrease in add-on storage and increase in add-on software are largely due to the change in our pricing strategy that was effective in the fourth quarter of fiscal 2014, whereby we now charge for operating system software for storage capacity but have lowered prices on storage hardware.

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

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Software entitlements and maintenance revenues	$221.3	$228.5	(3)%

SEM revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, as well as bug fixes and patch releases.

The decrease in SEM revenues for the three months ended July 25, 2014 was due to a decrease in the aggregate contract value of the installed base under SEM contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Service revenues	$385.3	$356.9	8%

Service revenues include hardware maintenance, professional services, and educational and training services.

Hardware maintenance contract revenues comprised 79% of service revenues for the three months ended July 25, 2014, compared to 77% for the three months ended July 26, 2013. These revenues increased $29.2 million, or 11%, during the three months ended July 25, 2014, compared to the corresponding period in the prior year, as a result of increases in the installed base and aggregate contract values under service contracts. Professional services and educational and training services comprised 21% and 23% of service revenues for the three months ended July 25, 2014 and July 26, 2013, respectively.

Revenues by Geographic Area (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Americas (United States, Canada and Latin America)	$831.2	$858.5	(3)%
Europe, Middle East and Africa	444.9	448.0	(1)%
Asia Pacific	213.1	209.7	2%

Net revenues	$1,489.2	$1,516.2

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the United States comprised 90% of Americas net revenues during each of the three months ended July 25, 2014 and July 26, 2013. No single foreign country accounted for 10% or more of our net revenues for any period presented.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Cost of product revenues	$394.2	$449.9	(12)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

Three Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points
Materials cost	(8)
Warranty	(3)
Excess and obsolete inventory	(1)

Total change	(12)

Cost of product revenues represented 45% and 48% of product revenues for the three months ended July 25, 2014 and July 26, 2013, respectively.

Materials cost represented 85% and 83% of product costs for the three months ended July 25, 2014 and July 26, 2013, respectively.

Materials cost decreased $36.7 million in the three months ended July 25, 2014 compared to the three months ended July 26, 2013. Material costs were favorably impacted by a 2% unit volume decrease in configured systems in the three months ended July 25, 2014, compared to the corresponding period of the prior year. The average unit materials costs decreased for our FAS entry level and mid-range systems, but increased for our FAS high-end and E Series systems. Our overall materials unit cost for configured systems decreased due to favorable changes in product mix. Additionally, materials cost was favorably impacted by lower OEM product volume compared to the corresponding period in the prior year and to lower materials cost of add-on hardware, partially offset by higher materials cost of add-on storage. As a result of these factors, we experienced higher gross margins on products in the three months ended July 25, 2014 compared to the three months ended July 26, 2013. In addition, cost of product revenues in the three months ended July 25, 2014 was favorably impacted by a $13.4 million decrease in warranty expense and a $3.7 million decrease in excess and obsolete inventory write-downs compared to the corresponding period in the prior year.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Cost of software entitlements and maintenance revenues	$8.2	$7.5	9%

Cost of SEM revenues increased primarily due to higher royalty costs in the three months ended July 25, 2014 compared to the three months ended July 26, 2013. Cost of SEM revenues represented 4% and 3% of SEM revenues for the three months ended July 25, 2014 and July 26, 2013, respectively.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Cost of service revenues	$148.7	$149.2	—%

Cost of service revenues were relatively flat during the three months ended July 25, 2014 compared to the three months ended July 26, 2013, primarily due to an increase in spares materials costs, largely offset by lower logistics, materials rework and service delivery costs. Costs represented 39% and 42% of service revenues for the three months ended July 25, 2014 and July 26, 2013, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased $1.7 million for the three months ended July 25, 2014 compared to the corresponding period in the prior year, reflecting relatively flat headcount compared to the prior year period.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Sales and marketing expenses	$480.2	$467.8	3%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology costs, advertising and marketing promotional expense, and travel and entertainment expense. Sales and marketing expenses increased due to the following:

Three Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points
Commissions	1
Sales events	1
Other	1

Total change	3

Commissions expense increased during the three months ended July 25, 2014 reflecting higher bookings achievement compared to the corresponding period in the prior year. The increase in sales events represents activities to communicate the corporate strategy to the world-wide sales force at the beginning of fiscal 2015.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Research and development expenses	$228.0	$228.1	—%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Research and development expense increased (decreased) due to the following:

Three Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points
Compensation costs	1
Outside services	1
Development projects	(2)

Total change	—

The increase in compensation costs during the three months ended July 25, 2014 is primarily due to higher incentive compensation, reflecting stronger operating performance against goals. Outside services expense during the three months ended July 25, 2014 increased due to higher spending on contractors. The decrease in development projects expense during the three months ended July 25, 2014 reflects lower spending on materials and services associated with engineering activities to develop new product lines and enhancements to existing products.

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

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
General and administrative expenses	$70.0	$68.4	2%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expense increased (decreased) due to the following:

Three Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points
Compensation costs	(1)
Professional and legal fees and outside services	2
Bad debt expense	1

Total change	2

The decrease in compensation costs for the three months ended July 25, 2014 is primarily due to lower payroll taxes and stock-based compensation expense, partially offset by higher salaries, reflecting an increase in headcount, and incentive compensation expense, reflecting stronger operating performance against goals. The increase in professional and legal fees and outside services for the three months ended July 25, 2014 reflects higher spending levels on contractors and professional services. Bad debt expense for the three months ended July 25, 2014 increased $1.0 million compared to the corresponding period in the prior year.

Restructuring and other charges:

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Restructuring and other charges	$—	$48.4	(100)%

In March 2014 and May 2013, we initiated business realignment plans designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment, resulting in a reduction of our global workforce. The charges for the three months ended July 26, 2013 represent employee severance costs recognized in connection with the May 2013 restructuring plan. We incurred no additional costs in connection with either of our restructuring plans in the three months ended July 25, 2014. We completed all activities under the May 2013 plan during fiscal 2014, and expect to complete activities under the March 2014 plan in the second quarter of fiscal 2015, with no significant additional charges.

Other Income (Expense), Net

Interest Income (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Interest income	$8.3	$10.0	(17)%

The decrease in interest income during the three months ended July 25, 2014 was primarily due to a decrease in our average investment portfolio compared to the corresponding prior year period.

Interest Expense (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Interest expense	$(9.0)	$(16.5)	(45)%

Interest expense, including the amortization of debt discount and issuance costs, is related to our Senior Notes and Convertible Notes as summarized below:

	Three Months Ended
	July 25, 2014	July 26, 2013
Senior Notes	$8.8	$6.3
Convertible Notes	—	10.2

Total	$8.8	$16.5

The increase in interest expense related to our Senior Notes reflects the issuance of our 3.375% Senior Notes due 2021 in June 2014, and the decrease in interest expense related to our Convertible Notes reflects their maturity in June 2013.

Other Income, Net (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Other income, net	$0.5	$1.9	(74)%

The decrease in other income, net for the three months ended July 25, 2014 compared to the corresponding period in the prior year is primarily due to higher net foreign exchange losses.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 25, 2014	July 26, 2013	% Change
Provision for income taxes	$71.3	$10.7	566%

Our effective tax rate for the three months ended July 25, 2014 was 44.6% compared to an effective tax rate of 11.6% for the three months ended July 26, 2013. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates during the three months ended July 25, 2014 and July 26, 2013, respectively, were favorably impacted by the geographic mix of profits. Our effective tax rate increased for the three months ended July 25, 2014 compared to the corresponding period in the prior year primarily as a result of the discrete provision charge related to the Internal Revenue Service (IRS) audit settlement as discussed below. Higher pre-tax profits and a lapse of the federal research credit statute also contributed to the increase in the effective tax rate.

In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. We recorded a $47.4 million tax provision attributable to the audit settlement and related re-measurement of uncertain tax positions for tax years subject to future audits. We expect to receive a refund of $8.0 million, excluding interest, from the conclusion of the fiscal 2005 to 2007 income tax audit.

As of July 25, 2014, we had $277.3 million of gross unrecognized tax benefits, of which $223.6 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $172.9 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized. During the three months ended July 25, 2014, there was an increase in our unrecognized tax benefits of $6.8 million for tax positions related to the current year, a gross increase of $98.7 million and a gross decrease, including statute lapses, of $18.6 million for tax positions related to prior years. We also recorded a gross decrease of $45.5 million related to settlements with taxing authorities during the period.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 25, 2014.

Liquidity, Capital Resources and Cash Requirements

($ in Millions)	July 25, 2014	April 25, 2014
Cash and cash equivalents and short-term investments	$5,564.2	$5,003.3
Principal amount of Senior Notes	1,500.0	1,000.0
Debt as a % of stockholders’ equity	39%	26%

The following is a summary of our cash flow activities:

	Three Months Ended
(In Millions)	July 25, 2014	July 26, 2013
Net cash provided by operating activities	$215.5	$285.8
Net cash provided by investing activities	133.0	325.9
Net cash provided by (used in) financing activities	391.6	(2,084.7)
Effect of exchange rate changes on cash and cash equivalents	0.5	(7.3)

Net increase (decrease) in cash and cash equivalents	$740.6	$(1,480.3)

Cash Flows

As of July 25, 2014, our cash, cash equivalents and short-term investments increased by $0.6 billion from April 25, 2014 to $5.6 billion. The increase was primarily due to $494.7 million of net proceeds received from the issuance of long-term debt and $215.5 million of cash provided by operating activities, partially offset by $118.9 million in cash paid for the repurchase of our common stock. We derive our liquidity and capital resources primarily from our operating cash flows and from working capital. Accounts receivable days sales outstanding as of July 25, 2014 decreased to 36 days from 47 days as of April 25, 2014, reflecting historical seasonality in shipment linearity. Working capital increased by $570.5 million to $4.3 billion as of July 25, 2014 primarily as a result of the $560.9 million increase in cash, cash equivalents and short-term investments.

Cash Flows from Operating Activities

During the three months ended July 25, 2014, we generated cash from operating activities of $215.5 million. The primary sources of cash from operating activities during the three months ended July 25, 2014 consisted of net income of $88.4 million, adjusted by depreciation and amortization of $77.5 million, stock-based compensation of $62.3 million and other adjustments to net income of $45.1 million, partially offset by excess tax benefit from stock-based compensation of $42.6 million.

Changes in assets and liabilities as of July 25, 2014 included the following:

•

Accounts receivable decreased $271.5 million in the three months ended July 25, 2014 and decreased $265.2 million in the three months ended July 26, 2013, reflecting seasonally high collections, as well as seasonal improvement of shipment linearity, in the first quarter of our fiscal years compared to the fourth quarter of our fiscal years.

•

Accrued compensation and related benefits decreased $227.1 million due to employee compensation payouts related to fiscal year 2014 commissions, incentive compensation plans and restructuring obligations, compared to $175.4 million for the corresponding period of the prior year, reflecting higher incentive compensation plan payouts in the current period.

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

Cash Flows from Investing Activities

During the three months ended July 25, 2014, we generated $191.2 million from maturities and sales of investments, net of purchases, and paid $58.4 million for capital expenditures, compared to $390.0 million and $65.3 million, respectively, in the corresponding period of the prior year.

Cash Flows from Financing Activities

During the three months ended July 25, 2014, we generated $494.7 million, net, from the issuance of long-term debt and used $118.9 million for the repurchase of 3.4 million shares of our common stock and $53.4 million for the payment of dividends, compared to $849.5 million used for the repurchase of common stock and $51.4 million for the payment of dividends in the corresponding period of the prior year. In addition, we repaid $1,264.9 million of our Convertible Debt in the prior year.

Liquidity

Our principal sources of liquidity as of July 25, 2014 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	July 25, 2014	April 25, 2014
Cash and cash equivalents	$3,031.6	$2,291.0
Short-term investments	2,532.6	2,712.3

Total	$5,564.2	$5,003.3

As of July 25, 2014 and April 25, 2014, $4.5 billion and $4.3 billion, respectively, of cash, cash equivalents and short-term investments was held by various foreign subsidiaries and was generally based in U.S. dollar-denominated holdings, while $1.1 billion and $0.7 billion, respectively, was available in the United States. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the United States, and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 25, 2014 (in millions):

2.00% Senior Notes Due 2017	$750.0
3.375% Senior Notes Due 2021	500.0
3.25% Senior Notes Due 2022	250.0

Total	$1,500.0

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 7 of the accompanying condensed consolidated financial statements.

Credit Facility

Our credit facility, under which we may borrow up to $250.0 million, provides another potential source of liquidity. The credit facility is an unsecured five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested at that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. As of July 25, 2014, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

We also have an automatic shelf registration statement on file with the SEC. We may in the future offer an additional unspecified amount of debt, equity and other securities.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. Our capital expenditures were $58.4 million during the three months ended July 25, 2014. We anticipate capital expenditures for the remainder of fiscal 2015 to be between $125.0 million and $175.0 million.

Dividends and Stock Repurchase Program

On August 13, 2014, we declared a cash dividend of $0.165 per share of common stock, payable on October 22, 2014 to holders of record as of the close of business on October 10, 2014.

Our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through July 25, 2014, we repurchased a total of 187.7 million shares of our common stock at an average price of $32.59 per share, for an aggregate purchase price of $6.1 billion. As of July 25, 2014, the remaining authorized amount for stock repurchases under this program was $1.0 billion with no termination date, which we plan to complete by May 2015.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of July 25, 2014, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $213.6 million.

Purchase Orders and Other Commitments

In the ordinary course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that product forecasts are not achieved, our commitments and associated accruals may change. As of July 25, 2014, we had $239.3 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product revenues. As of July 25, 2014 and April 25, 2014, such liability amounted to $10.4 million and $11.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of July 25, 2014, we had $36.4 million in capital purchase commitments and $180.2 million in other purchase commitments.

Unrecognized Tax Benefits

As of July 25, 2014, our liability for uncertain tax positions was $202.7 million, including penalties, interest and indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 14 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of July 25, 2014, our financial guarantees of $11.0 million that were not recorded on our consolidated balance sheet consisted of standby letters of credit and surety bonds.

In the ordinary course of business, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. During the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of July 25, 2014, the maximum guaranteed payment contingencies under our financing arrangements totaled $213.2 million and the related deferred revenue totaled $196.8 million.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of July 25, 2014, we had debt investments of $2.6 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government agency securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of July 25, 2014 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $23 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities (ARSs) due to uncertainties in the credit and capital markets. As of July 25, 2014, our holdings in these securities had a par value of $26.9 million and an estimated fair value of $26.4 million. The fair value of our ARSs may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our ARSs. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in the estimated fair value.

Debt — As of July 25, 2014, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 7 of the accompanying consolidated financial statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250.0 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of July 25, 2014, no amounts were outstanding under the credit facility.

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

The following table provides information about our U.S. dollar equivalent foreign currency exchange forward contracts outstanding on July 25, 2014 and April 25, 2014 (in millions):

	July 25, 2014	April 25, 2014
	Notional Contract Amount	Notional Contract Amount
Forward contracts sold	$167.6	$155.5
Forward contracts purchased	386.7	512.5

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 25, 2014, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage solutions to address this demand. However, despite continued data growth, the storage market did not experience growth in calendar year 2013 due to a combination of customers delaying purchases in the face of technology transitions, increased storage efficiency, and changing economic and business environments. Recent technology trends, such as the emergence of cloud storage, software as a service (SaaS) and flash storage and converged architectures are driving significant changes in storage architectures and solution requirements. The impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific market in which we compete decline, or if the consumption model of storage changes and our new and existing products and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

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

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers, with a corresponding variety of sales cycles. In addition, the majority of our sales are made indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. During the three months ended July 25, 2014, revenues generated from sales through our indirect channel accounted for 79% of net revenues. This structure significantly complicates our ability to forecast future revenue, particularly within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area could harm our operating results, as qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken or if they fail to comply with legal or regulatory requirements, our business, operating results and financial condition could be harmed.

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

We have OEM relationships with several companies, which collectively accounted for 9% of our net revenues during the three months ended July 25, 2014, compared to 11% during the corresponding period of the prior year. These OEMs market and sell their branded solutions based on our unified solutions, as well as associated software offerings. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. We also compete with some of our OEMs, further complicating our relationships with them. Therefore, our relationships with these OEMs may not continue to generate significant revenues and our total revenues may decline. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products; nor do we control their pricing.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected us in the past, and in the future could negatively affect our revenues.

For the three months ended July 25, 2014, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for 22% and 16%, respectively, of our net revenues. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

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

Our growth strategy includes developing and maintaining strategic partnerships with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. A detailed description of these partnership relationships is identified in the Business Section of our Annual Report on Form 10-K. A number of these strategic partners are industry leaders that offer us expanded access to segments of the storage and data management markets. However, there is intense competition for attractive strategic partners, and these relationships may not be exclusive, may not generate significant revenues and may be terminated on short notice. For instance, some of our partners are also partnering with our competitors, which may increase the availability of competing solutions and harm our ability to grow our relationships with those partners. Moreover, some of our partners, particularly large, more diversified technology companies, are also competitors, complicating our relationships. If we are unable to establish new partnerships or maintain existing partnerships, if our strategic partners favor their relationships with other vendors in the storage industry or if our strategic partners increasingly compete with us, we could experience lower than expected revenues, suffer delays in product development, or experience other harm to our business, operating results and financial condition.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. For the three months ended July 25, 2014, our international revenues accounted for 50% of our net revenues. In addition, a substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by factors affecting our international operations, but not experienced in the U.S., including, among other things, local political or economic conditions, trade protection and export and import requirements, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

Our effective tax rate is influenced by a variety of factors, many of which are outside of our control. These factors include among other things, fluctuations in our earnings and financial results in the various countries and states in which we do business, the outcome of income tax audits and changes to the tax laws in such jurisdictions. Any of these factors could materially impact our operating results.

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

We are currently undergoing income tax audits in the U.S. and several foreign tax jurisdictions, as described in Note 11 to our consolidated financial statements. The U.S. and foreign tax authorities have questioned our intercompany transfer pricing arrangements during these audits. In recent years, several other U.S. companies have had their transfer pricing arrangements challenged as part of Internal Revenue Service (IRS) examinations, which have resulted in material proposed assessments and/or litigation with respect to those companies.

If the ultimate determination of income taxes or at-source withholding taxes assessed under the current IRS audits or audits being conducted in any other tax jurisdiction results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition would be adversely affected. In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. We recorded a $47.4 million tax provision attributable to the audit closure and related re-measurement of uncertain tax positions for tax years subject to future audits.

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

As of July 25, 2014, $4.5 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities; and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted.

If we default under our significant debt obligations, including our Senior Notes, our business, operating results and financial condition will be harmed. Moreover, covenants associated with our Senior Notes may unduly restrict our business.

We have Senior Notes outstanding as of July 25, 2014 in an aggregate principal amount of $1.5 billion that mature at specific dates in calendar 2017, 2021 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250.0 million, under which we had no borrowings outstanding as of July 25, 2014. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed.

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

We are subject to intellectual property infringement claims. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights. Third parties may in the future, claim infringement by us with respect to current or future products, patents, trademarks or other proprietary rights. We expect that companies in the network storage and data management markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time consuming, result in costly litigation, cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 25, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 26, 2014 – May 23, 2014	3,413	$34.82	187,738	$1,005.9
May 24, 2014 – June 20, 2014	—	$—	187,738	1,005.9
June 21, 2014 – July 25, 2014	—	$—	187,738	1,005.9

Total	3,413	$34.82

(1)

As of July 25, 2014, our Board of Directors had authorized the repurchase of up to $7.1 billion of our common stock under a stock repurchase program. Since the May 13, 2003 inception of this program through July 25, 2014, we repurchased a total of 187.7 million shares of our common stock at an average price of $32.59 per share, for an aggregate purchase price of $6.1 billion. As of July 25, 2014, the remaining authorized amount for stock repurchases under this program was $1.0 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

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

NETAPP, INC.
(Registrant)

/s/ NICHOLAS R. NOVIELLO
Nicholas R. Noviello
Executive Vice President, Finance and Operations and Chief Financial Officer

Dated: August 28, 2014

EXHIBIT INDEX

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	November 26, 2013

3.2	Bylaws of the Company, as amended.	8-K	000-27130	3.1	February 13, 2014

4.1	Underwriting Agreement dated June 2, 2014 by and between the Company and Goldman, Sachs & Co. and J.P. Morgan Securities LLC as Managers of the Underwriters.	8-K	000-27130	1.1	June 5, 2014

4.2	Second Supplemental Indenture dated June 5, 2014 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	June 5, 2014

10.1	Form of Indemnification Agreement by and between the Company and each of its current and future directors and certain executive officers.	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—