Form 10-Q
period 2014-10-24
NetApp, Inc.
filed 2014-11-25
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 2014

or

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

As of November 12, 2014, there were 311,692,909 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 24, 2014	April 25, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,905.2	$2,291.0
Short-term investments	2,364.2	2,712.3
Accounts receivable, net of allowances of $1.6 million and $1.7 million as of October 24, 2014 and April 25, 2014, respectively	632.7	855.9
Inventories	107.6	122.4
Other current assets	479.4	489.7

Total current assets	6,489.1	6,471.3
Property and equipment, net	1,081.7	1,108.8
Goodwill	988.1	988.1
Purchased intangible assets, net	92.5	121.5
Other non-current assets	526.1	529.5

Total assets	$9,177.5	$9,219.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210.3	$247.0
Accrued compensation and related benefits	315.3	407.8
Other current liabilities	333.3	386.0
Short-term deferred revenue	1,632.1	1,653.8

Total current liabilities	2,491.0	2,694.6
Long-term debt	1,494.4	995.5
Other long-term liabilities	315.9	296.2
Long-term deferred revenue	1,414.9	1,446.4

Total liabilities	5,716.2	5,432.7

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.001 par value, (313.0 and 324.5 shares issued and outstanding as of October 24, 2014 and April 25, 2014, respectively)	0.3	0.3
Additional paid-in capital	3,460.4	3,776.0
Retained earnings	0.0	1.1
Accumulated other comprehensive income	0.6	9.1

Total stockholders’ equity	3,461.3	3,786.5

Total liabilities and stockholders’ equity	$9,177.5	$9,219.2

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Revenues:
Product	$929.1	$955.3	$1,811.7	$1,886.1
Software entitlements and maintenance	224.2	231.8	445.5	460.3
Service	389.2	362.8	774.5	719.7

Net revenues	1,542.5	1,549.9	3,031.7	3,066.1

Cost of revenues:
Cost of product	401.8	423.3	796.0	873.2
Cost of software entitlements and maintenance	8.6	7.5	16.8	15.0
Cost of service	149.6	153.9	298.3	303.1

Total cost of revenues	560.0	584.7	1,111.1	1,191.3

Gross profit	982.5	965.2	1,920.6	1,874.8

Operating expenses:
Sales and marketing	488.0	479.5	968.2	947.3
Research and development	229.0	228.2	457.0	456.3
General and administrative	73.0	69.5	143.0	137.9
Restructuring and other charges	0.0	1.1	0.0	49.5

Total operating expenses	790.0	778.3	1,568.2	1,591.0

Income from operations	192.5	186.9	352.4	283.8
Other income (expense), net:
Interest income	8.1	8.5	16.4	18.5
Interest expense	(10.9)	(6.5)	(19.9)	(23.0)
Other income (expense), net	(0.8)	3.3	(0.3)	5.2

Total other income (expense), net	(3.6)	5.3	(3.8)	0.7

Income before income taxes	188.9	192.2	348.6	284.5
Provision for income taxes	29.1	25.4	100.4	36.1

Net income	$159.8	$166.8	$248.2	$248.4

Net income per share:
Basic	$0.50	$0.49	$0.77	$0.72

Diluted	$0.49	$0.48	$0.76	$0.70

Shares used in net income per share calculations:
Basic	318.1	340.7	320.8	345.8

Diluted	323.5	349.1	326.3	354.5

Cash dividends declared per share	$0.165	$0.150	$0.330	$0.300

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Net income	$159.8	$166.8	$248.2	$248.4

Other comprehensive income (loss):
Foreign currency translation adjustments	(10.0)	4.8	(10.8)	3.6
Defined benefit obligations:
Defined benefit obligation adjustments	0.1	0.1	1.6	0.2
Income tax effect on defined benefit obligations	0.0	0.0	(0.5)	0.0
Reclassification adjustments for actuarial net losses included in net income	0.1	0.0	0.2	0.0
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	0.5	4.4	(1.3)	(4.0)
Income tax effect on unrealized holding (gains) losses	0.0	0.0	0.2	1.0
Reclassification adjustments for (gains) losses included in net income	0.0	(1.0)	0.2	(1.1)
Unrealized losses on cash flow hedges:
Unrealized holding losses arising during the period	(3.7)	(3.1)	(4.3)	(3.5)
Reclassification adjustments for losses included in net income	4.5	2.4	6.2	1.4

Other comprehensive income (loss)	(8.5)	7.6	(8.5)	(2.4)

Comprehensive income	$151.3	$174.4	$239.7	$246.0

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 24, 2014	October 25, 2013
Cash flows from operating activities:
Net income	$248.2	$248.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155.1	168.4
Stock-based compensation	130.1	133.9
Deferred income taxes	(1.6)	(8.4)
Excess tax benefit from stock-based compensation	(49.4)	(9.5)
Other non-cash items, net	51.5	(7.7)
Changes in assets and liabilities:
Accounts receivable	222.4	209.3
Inventories	14.9	23.6
Other operating assets	22.8	92.9
Accounts payable	(32.1)	(40.8)
Accrued compensation and other current liabilities	(136.5)	(102.4)
Deferred revenue	(44.8)	(67.6)
Other operating liabilities	16.3	8.2

Net cash provided by operating activities	596.9	648.3

Cash flows from investing activities:
Purchases of investments	(602.6)	(476.1)
Maturities, sales and collections of investments	963.7	1,148.2
Purchases of property and equipment	(109.5)	(107.5)
Other investing activities, net	(0.9)	3.4

Net cash provided by investing activities	250.7	568.0

Cash flows from financing activities:
Issuance of common stock under employee stock plans	71.2	123.9
Repurchase of common stock and forward contract	(718.9)	(1,000.0)
Excess tax benefit from stock-based compensation	49.4	9.5
Repayment of long-term debt	0.0	(1,264.9)
Issuance of long-term debt, net	494.7	0.0
Dividends paid	(105.5)	(102.7)
Other financing activities, net	(3.5)	(5.7)

Net cash used in financing activities	(212.6)	(2,239.9)

Effect of exchange rate changes on cash and cash equivalents	(20.8)	7.0
Net increase (decrease) in cash and cash equivalents	614.2	(1,016.6)
Cash and cash equivalents:
Beginning of period	2,291.0	3,277.1

End of period	$2,905.2	$2,260.5

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

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. Each quarter of fiscal 2015 and 2014 is a 13-week period.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 25, 2014 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 2014. The results of operations for the three and six months ended October 24, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

There have been no significant changes in our significant accounting policies as of and for the six months ended October 24, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 25, 2014.

2.  Recent Accounting Standards Not Yet Effective

In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update that changes the criteria for reporting discontinued operations and expands related disclosure requirements. This accounting standard will be effective for us beginning in our first quarter of fiscal 2016. The effects of this guidance will depend on the nature and significance of discontinued operations occurring after the effective date.

In May 2014, the FASB issued new guidance related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018; early adoption is not permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use.

3.  Statements of Cash Flows

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Six Months Ended
	October 24, 2014	October 25, 2013
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$8.8	$27.1
Acquisition of software through long-term financing	$12.3	$11.4
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$68.6	$26.5
Interest paid	$11.9	$23.2

4.  Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	October 24, 2014			April 25, 2014
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$283.0	$(191.1)	$91.9	$283.0	$(162.6)	$120.4
Customer contracts/relationships	2.6	(2.2)	0.4	9.6	(9.0)	0.6
Trademarks and trade names	2.9	(2.7)	0.2	2.9	(2.4)	0.5
Covenants not to compete	0.0	0.0	0.0	1.6	(1.6)	0.0

Total purchased intangible assets	$288.5	$(196.0)	$92.5	$297.1	$(175.6)	$121.5

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013	Statements of Operations Classifications
Developed technology	$14.2	$14.3	$28.5	$28.6	Cost of revenues
Customer contracts/relationships	0.1	0.3	0.2	0.7	Operating expenses
Trademarks and trade names	0.2	0.1	0.3	0.2	Operating expenses
Covenants not to compete	0.0	0.2	0.0	0.3	Operating expenses

	$14.5	$14.9	$29.0	$29.8

As of October 24, 2014, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2015	$28.9
2016	53.6
2017	6.7
2018	3.3

Total	$92.5

5.  Balance Sheet Details

Cash and cash equivalents (in millions):

	October 24, 2014	April 25, 2014
Cash	$2,680.3	$2,174.0
Cash equivalents	224.9	117.0

Cash and cash equivalents	$2,905.2	$2,291.0

Inventories (in millions):

	October 24, 2014	April 25, 2014
Purchased components	$23.3	$17.6
Finished goods	84.3	104.8

Inventories	$107.6	$122.4

Other current assets (in millions):

	October 24, 2014	April 25, 2014
Prepaid expenses and other current assets	$225.2	$219.4
Deferred tax assets	254.2	270.3

Other current assets	$479.4	$489.7

Property and equipment, net (in millions):

	October 24, 2014	April 25, 2014
Land	$265.7	$265.7
Buildings and building improvements	605.5	541.7
Leasehold improvements	106.5	102.9
Computer, production, engineering and other equipment	778.1	753.8
Software	376.7	369.1
Furniture and fixtures	85.3	86.4
Construction-in-progress	20.7	72.9

	2,238.5	2,192.5
Accumulated depreciation and amortization	(1,156.8)	(1,083.7)

Property and equipment, net	$1,081.7	$1,108.8

The net book value of software, which includes capitalized internal-use software development costs, is summarized below (in millions):

	October 24, 2014	April 25, 2014
Computer software	$83.5	$103.5

Other non-current assets (in millions):

	October 24, 2014	April 25, 2014
Auction rate securities	$23.0	$36.0
Deferred tax assets	247.3	245.0
Other assets	255.8	248.5

Other non-current assets	$526.1	$529.5

Short-term and long-term deferred revenue (in millions):

	October 24, 2014	April 25, 2014
Product	$25.0	$23.4
Software entitlements and maintenance and service	3,022.0	3,076.8

Total	$3,047.0	$3,100.2

Reported as:
Short-term	$1,632.1	$1,653.8
Long-term	1,414.9	1,446.4

Total	$3,047.0	$3,100.2

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

Investments

The following is a summary of our investments (in millions):

	October 24, 2014				April 25, 2014
		Gross Unrealized				Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$1,855.4	$8.1	$(0.2)	$1,863.3	$2,142.3	$10.5	$(0.5)	$2,152.3
U.S. Treasury and government debt securities	157.0	0.6	0.0	157.6	263.4	0.3	(0.1)	263.6
Commercial paper	222.6	0.0	0.0	222.6	168.4	0.0	0.0	168.4
Certificates of deposit	345.6	0.0	0.0	345.6	245.0	0.0	0.0	245.0
Auction rate securities	23.3	0.0	(0.3)	23.0	36.9	0.0	(0.9)	36.0
Equity funds	33.0	0.0	0.0	33.0	32.7	0.0	0.0	32.7

Total debt and equity securities	$2,636.9	$8.7	$(0.5)	$2,645.1	$2,888.7	$10.8	$(1.5)	$2,898.0

The unrealized losses on our available-for-sale investments were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis, we have concluded that no other-than-temporary impairments were required to be recognized on these investments as of October 24, 2014.

The following table presents the contractual maturities of our debt investments as of October 24, 2014 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,615.2	$1,618.1
Due in two through five years	965.4	971.0
Due after ten years*	23.3	23.0

	$2,603.9	$2,612.1

*	Consists of auction rate securities (ARSs) which have contractual maturities of greater than 10 years.

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 24, 2014
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Corporate bonds	$1,863.3	$0.0	$1,863.3	$0.0
U.S. Treasury and government debt securities	157.6	97.3	60.3	0.0
Commercial paper	222.6	0.0	222.6	0.0
Certificates of deposit	345.6	0.0	345.6	0.0
Auction rate securities	23.0	0.0	0.0	23.0
Equity funds	33.0	33.0	0.0	0.0
Foreign currency contracts	4.1	0.0	4.1	0.0

Total	$2,649.2	$130.3	$2,495.9	$23.0

Liabilities
Foreign currency contracts	$(3.2)	$0.0	$(3.2)	$0.0

The following table summarizes the balance sheet classifications of our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 24, 2014
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$224.9	$0.0	$224.9	$0.0
Short-term investments	2,364.2	97.3	2,266.9	0.0
Other current assets	9.7	5.6	4.1	0.0
Other non-current assets	50.4	27.4	0.0	23.0

Total	$2,649.2	$130.3	$2,495.9	$23.0

Liabilities
Other current liabilities	$(3.2)	$0.0	$(3.2)	$0.0

Level 2 investments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of October 24, 2014, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Quantitative information about our Level 3 fair value measurements is as follows (fair value in millions):

	Estimated Fair Value as of October 24, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted average)

ARSs	$23.0	Discounted cash flow	Time-to-economic maturity	0.5 yrs. –9.3 yrs. (3.4 yrs.)
			Illiquidity premium	1.2% - 1.6% (1.3%)
			Coupon rate	1.2% - 1.8% (1.4%)

		Market comparable securities	Discount rate	1.1% - 2.3% (1.5%)

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

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Balance at beginning of period	$26.4	$42.2	$36.0	$42.0
Total unrealized gains (losses), net included in other comprehensive income (loss)	0.2	(0.4)	0.6	(0.2)
Total realized gains included in earnings	0.0	0.7	0.0	0.7
Sales	0.0	(3.0)	(10.0)	(3.0)
Settlements	(3.6)	0.0	(3.6)	0.0

Balance at end of period	$23.0	$39.5	$23.0	$39.5

Fair Value of Debt

As of October 24, 2014, the fair value of our long-term debt was approximately $1,510.3 million. The fair value of our debt was based on observable market prices in a less active market and discounted cash flow models that take into consideration variables such as credit-rating and interest rate changes. All of our debt obligations are categorized as Level 2 instruments.

7.  Financing Arrangements

Long-term Debt

The following table summarizes the carrying value of our long-term debt (in millions):

	October 24, 2014		April 25, 2014

	Amount	Effective Interest Rate	Amount	Effective Interest Rate
2.00% Senior Notes due 2017	$750.0	2.25%	$750.0	2.25%
3.375% Senior Notes due 2021	500.0	3.54%	0.0	N/A
3.25% Senior Notes due 2022	250.0	3.43%	250.0	3.43%

Total principal amount	1,500.0		1,000.0
Less: Unamortized discount	(5.6)		(4.5)

Total long-term debt	$1,494.4		$995.5

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

We may redeem the Senior Notes in whole or in part at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 24, 2014, we were in compliance with all covenants associated with the Senior Notes.

As of October 24, 2014, our aggregate future principal debt maturities are as follows (in millions):

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

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of October 24, 2014, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	October 24, 2014	April 25, 2014
Other long-term financing arrangements	$21.8	$13.1
Less: current portion	(9.5)	(6.6)

Non-current portion of other long-term financing arrangements	$12.3	$6.5

8.  Stockholders’ Equity

Stock Options

The following table summarizes activity related to our stock options (in millions, except for exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 25, 2014	14.5	$34.10
Granted	2.1	36.53
Exercised	(2.5)	25.55
Forfeited and expired	(0.4)	43.10

Outstanding as of October 24, 2014	13.7	35.82	3.79	$96.3

Vested and expected to vest as of October 24, 2014	13.1	35.78	3.68	93.7

Exercisable as of October 24, 2014	9.0	35.25	2.75	75.3

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Six Months Ended
	October 24, 2014	October 25, 2013
Intrinsic value of exercises	$37.5	$60.4
Proceeds received from exercises	$64.8	$113.2
Fair value of options vested	$18.6	$25.4

Restricted Stock Units

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 25, 2014	13.2	$38.35
Granted	5.8	35.37
Vested	(3.6)	38.99
Forfeited	(1.1)	37.84

Outstanding as of October 24, 2014	14.3	37.02

RSUs are converted into common stock upon vesting. We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Six Months Ended
	October 24, 2014	October 25, 2013
Shares withheld for taxes	1.1	1.0
Fair value of shares withheld	$42.5	$39.3

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the Employee Stock Purchase Plan (ESPP) (in millions):

	Six Months Ended
	October 24, 2014	October 25, 2013
Shares issued under the ESPP	1.9	2.0
Proceeds from issuance of shares	$48.9	$49.9

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Cost of product revenues	$1.6	$1.4	$3.1	$2.7
Cost of service revenues	4.0	4.2	8.4	8.2
Sales and marketing	30.4	31.1	57.4	61.6
Research and development	21.2	21.6	42.7	43.0
General and administrative	10.6	9.3	18.5	18.4

Total stock-based compensation expense	$67.8	$67.6	$130.1	$133.9

As of October 24, 2014, total unrecognized compensation expense related to our equity awards was $456.0 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.6 years.

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Six Months Ended
	October 24, 2014	October 25, 2013
Income tax benefit associated with employee stock transactions	$58.2	$1.8

Stock Repurchase Program

As of October 24, 2014, our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the six months ended October 24, 2014 (in millions, except per share information):

Number of shares repurchased	18.4
Average price per share	$39.10
Aggregate purchase price	$718.9
Remaining authorization at end of period	$405.9

The aggregate purchase price of our stock repurchases for the six months ended October 24, 2014 consisted of $718.9 million of open market purchases, of which $523.0 million and $195.9 million was allocated to additional paid-in capital and retained earnings, respectively.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Six Months Ended
	October 24, 2014	October 25, 2013
Dividends per share declared and paid	$0.330	$0.300

Dividend payments allocated to additional paid-in capital	$52.1	$0.0

Dividend payments allocated to retained earnings	$53.4	$102.7

On November 12, 2014, we declared a cash dividend of $0.165 per share of common stock, payable on January 22, 2015 to holders of record as of the close of business on January 9, 2015. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings

A reconciliation of retained earnings for the six months ended October 24, 2014 is as follows (in millions):

Balance as of April 25, 2014	$1.1
Net income	248.2
Repurchases of common stock	(195.9)
Dividends	(53.4)

Balance as of October 24, 2014	$0.0

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) by component, net of tax, for the six months ended October 24, 2014 are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 25, 2014	$5.5	$(4.8)	$8.9	$(0.5)	$9.1

Other comprehensive income (loss) (OCI) before Reclassifications, net of tax	(10.8)	1.1	(1.1)	(4.3)	(15.1)
Amounts reclassified from AOCI, net of tax	0.0	0.2	0.2	6.2	6.6

Net OCI	(10.8)	1.3	(0.9)	1.9	(8.5)

Balance as of October 24, 2014	$(5.3)	$(3.5)	$8.0	$1.4	$0.6

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
OCI Components	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Statements of Operations Location
Recognized losses on defined benefit obligations	$0.1	$0.0	$0.2	$0.0	Operating expenses
Realized (gains) losses on available-for-sale securities	0.0	(1.0)	0.2	(1.1)	Other income (expense), net
Realized losses on cash flow hedges	4.5	2.4	6.2	1.4	Net revenues

Total reclassifications	$4.6	$1.4	$6.6	$0.3

9.  Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. All contracts have a maturity of less than six months. The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 24, 2014	April 25, 2014
Cash Flow Hedges
Forward contracts purchased	$153.0	$122.6
Balance Sheet Contracts
Forward contracts sold	187.4	155.5
Forward contracts purchased	303.4	389.9

We have master netting arrangements in place to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 24, 2014 and April 25, 2014. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented.

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

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
	Gain (Loss) Recognized into Income		Gain (Loss) Recognized into Income
Foreign exchange forward contracts	$(0.8)	$0.6	$(1.6)	$0.8

10.  Restructuring and Other Charges

In May 2013, we initiated a business restructuring plan under which we realigned internal resources, resulting in a reduction of our global workforce of approximately 7%. Such activities were completed in the year ended April 25, 2014. In March 2014, we initiated a business realignment plan designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment, resulting in a reduction of our global workforce of approximately 4%. Such activities were substantially completed in the three months ended October 24, 2014. Restructuring and other charges consisted primarily of employee severance-related costs.

Activities related to these plans are summarized as follows (in millions):

	Six Months Ended October 24, 2014	Six Months Ended October 25, 2013
	(March 2014 Plan)	(May 2013 Plan)
Balance at beginning of period	$26.5	$0.0
Net charges	0.0	49.5
Cash payments	(25.4)	(45.4)

Balance at end of period	$1.1	$4.1

The liability for our restructuring plans is included in accrued compensation and related benefits in our condensed consolidated balance sheets.

11.  Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 24, 2014	October 25, 2013
Effective tax rates	28.8%	12.7%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. In addition, our effective tax rate for the six months ended October 24, 2014 was impacted by the settlements of income tax audits as discussed below.

In July 2014, the Internal Revenue Service (IRS) completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. We recorded a $47.4 million income tax provision attributable to the audit settlement and related re-measurement of uncertain tax positions for tax years subject to future audits. The audit adjustments resulted in lower earnings in our foreign subsidiaries which reduced the taxability of dividends that were previously repatriated from such subsidiaries. Due to this reduction in taxable dividends, the conclusion of the fiscal 2005 to 2007 income tax audit resulted in a net refund of $8.0 million, excluding interest.

In October 2014, the United Kingdom’s (UK’s) tax authority concluded the examination of our fiscal 2009 to 2012 UK income tax returns. We recorded a $1.0 million income tax benefit for the net impact of the audit adjustments and related release of unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Six Months Ended
	October 24, 2014	October 25, 2013
Balance at beginning of period	$235.9	$189.6
Additions based on tax positions related to the current year	12.7	13.6
Additions for tax positions of prior years	98.8	1.0
Decreases for tax positions of prior years	(18.6)	(4.4)
Settlements	(54.3)	0.0

Balance at end of period	$274.5	$199.8

As of October 24, 2014, we had $274.5 million of gross unrecognized tax benefits, of which $220.2 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $168.2 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

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

Our Dutch subsidiaries have concluded an advanced transfer pricing agreement with the Dutch tax authorities that will be effective from May 1, 2015 to April 30, 2020. The advanced transfer pricing agreement has terms similar to our current agreement which is set to expire on April 30, 2015.

12.  Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Numerator:
Net income	$159.8	$166.8	$248.2	$248.4

Denominator:
Shares used in basic computation	318.1	340.7	320.8	345.8
Dilutive potential shares related to employee equity award plans	5.4	7.5	5.5	7.2
Dilutive impact of assumed conversion of Convertible Notes	0.0	0.0	0.0	1.1
Dilutive impact of warrants	0.0	0.9	0.0	0.4

Shares used in diluted computation	323.5	349.1	326.3	354.5

Net Income per Share:
Basic	$0.50	$0.49	$0.77	$0.72

Diluted	$0.49	$0.48	$0.76	$0.70

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Employee equity award plans	7.3	7.2	7.9	6.9

13.  Segment, Geographic, and Significant Customer Information

We operate in one industry segment: the design, manufacturing, marketing, and technical support of high-performance data management and networked storage solutions. We conduct business globally, and our sales and support activities are managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance. We do not allocate costs of revenues, research and development, sales and marketing, or general and administrative expenses to our geographic regions in this internal management reporting because management does not review operations or operating results, or make planning decisions, below the consolidated entity level.

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Americas (United States, Canada and Latin America)	$906.1	$899.2	$1,737.3	$1,757.7
Europe, Middle East and Africa	437.6	445.0	882.5	893.0
Asia Pacific	198.8	205.7	411.9	415.4

Net revenues	$1,542.5	$1,549.9	$3,031.7	$3,066.1

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the United States were $816.4 million and $800.7 million during the three months ended October 24, 2014 and October 25, 2013, respectively, and were $1,562.6 million and $1,573.5 million during the six months ended October 24, 2014 and October 25, 2013, respectively. No single foreign country accounted for 10% or more of our net revenues for any period presented.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents, restricted cash and investments held in the United States and internationally in various foreign subsidiaries (in millions):

	October 24, 2014	April 25, 2014
United States	$850.8	$688.5
International	4,457.8	4,360.9

Total	$5,308.6	$5,049.4

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 24, 2014	April 25, 2014
United States	$987.0	$1,021.4
International	94.7	87.4

Total	$1,081.7	$1,108.8

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Arrow Electronics, Inc.	24%	23%	23%	22%
Avnet, Inc.	17%	16%	17%	16%

The following customers accounted for 10% or more of net accounts receivable:

	October 24, 2014	April 25, 2014
Arrow Electronics, Inc.	12%	14%
Avnet, Inc.	15%	16%

14.  Commitments and Contingencies

Operating Lease Commitments

We lease various equipment, vehicles and office space in the U.S. and internationally. As of October 24, 2014, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $206.5 million.

Purchase Orders and Other Commitments

In the ordinary course of business we make commitments to third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that product forecasts are not achieved, our commitments and associated accruals may change. As of October 24, 2014, we had $253.2 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product revenues. As of October 24, 2014 and April 25, 2014, such liability amounted to $8.7 million and $11.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of October 24, 2014, we had $73.3 million in capital purchase commitments and $197.0 million in other purchase commitments.

Product Warranties

We generally provide customers a warranty on software of ninety days and a warranty on hardware of three years. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Balance at beginning of period	$104.1	$119.8	$110.0	$117.2
Expense accrued during the period	8.3	14.3	18.8	38.3
Warranty costs incurred	(15.8)	(18.1)	(32.2)	(39.5)

Balance at end of period	$96.6	$116.0	$96.6	$116.0

			October 24, 2014	April 25, 2014
Other current liabilities			$64.2	$73.0
Other long-term liabilities			32.4	37.0

Total			$96.6	$110.0

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

The following schedule of financing guarantees represents the total maximum potential future payments under financing arrangements with third parties and the related deferred revenue (in millions):

	October 24, 2014	April 25, 2014
Maximum guaranteed payment contingencies	$214.1	$205.8
Deferred revenue associated with financing guarantees	(197.4)	(193.1)

Net amount	$16.7	$12.7

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of October 24, 2014 related to such matters as they are not probable and/or reasonably estimable.

15.  Subsequent Event

On October 27, 2014, we completed the acquisition of Riverbed Technology, Inc.’s SteelStore product line for approximately $80.0 million in cash. The SteelStore product line supports leading backup applications and cloud providers so that customers have a choice in how they extend their existing data protection infrastructure into the cloud. We are in the process of completing the purchase price allocation for this acquisition. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

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

Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Net revenues	$1,542.5	$1,549.9	$3,031.7	$3,066.1
Gross profit	$982.5	$965.2	$1,920.6	$1,874.8
Gross profit margin percentage	63.7%	62.3%	63.4%	61.2%
Income from operations	$192.5	$186.9	$352.4	$283.8
Income from operations as a percentage of net revenues	12.5%	12.1%	11.6%	9.3%
Net income	$159.8	$166.8	$248.2	$248.4
Diluted net income per share	$0.49	$0.48	$0.76	$0.70
Operating cash flows	$381.4	$362.5	$596.9	$648.3

			October 24, 2014	April 25, 2014
Deferred revenue			$3,047.0	$3,100.2
Days sales outstanding (DSO)			37	47

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

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Revenues:
Product	60.2%	61.6%	59.8%	61.5%
Software entitlements and maintenance	14.6	15.0	14.7	15.0
Service	25.2	23.4	25.5	23.5

Net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	26.0	27.3	26.3	28.4
Cost of software entitlements and maintenance	0.6	0.5	0.5	0.5
Cost of service	9.7	9.9	9.8	9.9

Gross profit	63.7	62.3	63.4	61.2

Operating expenses:
Sales and marketing	31.6	30.9	32.0	30.9
Research and development	14.9	14.7	15.1	14.9
General and administrative	4.7	4.5	4.7	4.5
Restructuring and other charges	—	0.1	—	1.6

Total operating expenses	51.2	50.2	51.8	51.9

Income from operations	12.5	12.1	11.6	9.3
Other income (expense), net	(0.2)	0.3	(0.1)	—

Income before income taxes	12.3	12.4	11.5	9.3
Provision for income taxes	1.9	1.6	3.3	1.2

Net income	10.4%	10.8%	8.2%	8.1%

Discussion and Analysis of Results of Operations

Overview

Net revenues for the three and six months ended October 24, 2014 were $1,542.5 million, down $7.4 million, or less than 1%, and $3,031.7 million, down $34.4 million, or 1%, respectively, compared to the corresponding periods in the prior year, reflecting a decrease in product and software entitlements and maintenance (SEM) revenues, partially offset by an increase in hardware maintenance contract revenues.

Gross profit as a percentage of net revenues increased 1% during the three months ended October 24, 2014, compared to the corresponding periods in the prior year, reflecting higher gross margins on product revenues, primarily due to lower OEM revenues and warranty costs, partially offset by lower average selling prices (ASPs) on configured systems. Gross profit as a percentage of net revenues increased 2% during the six months ended October 24, 2014, compared to the corresponding period of the prior year, due to these same factors, as well as lower average unit materials cost on configured systems. In addition, gross margin percentages on service revenues were higher during the three and six months ended October 24, 2014, compared to the corresponding periods in the prior years.

Sales and marketing, research and development, and general and administrative expenses for the three and six months ended October 24, 2014 totaled $790.0 million, up 1% as a percentage of net revenues, and $1,568.2 million, up 2% as a percentage of net revenues, respectively, compared to the corresponding periods of the prior year, primarily due to increases in commissions in each of the three and six months ended October 24, 2014 and an increase in outside services and consulting fees in the six months ended October 24, 2014.

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Net revenues	$1,542.5	$1,549.9	—%	$3,031.7	$3,066.1	(1)%

The decrease in net revenues for the three months ended October 24, 2014 was primarily due to a decrease in product and SEM revenues of $26.2 million and $7.6 million, respectively, partially offset by an increase in service revenues of $26.4 million. Product revenues comprised 60% of net revenues for the three months ended October 24, 2014, compared to 62% of net revenues for the three months ended October 25, 2013.

The decrease in net revenues for the six months ended October 24, 2014 was primarily due to a decrease in product and SEM revenues of $74.4 million and $14.8 million, respectively, partially offset by an increase in service revenues of $54.8 million. Product revenues comprised 60% of net revenues for the six months ended October 24, 2014, compared to 62% of net revenues for the six months ended October 25, 2013.

Sales through our indirect channels represented 80% of net revenues for each of the three and six months ended October 24, 2014, compared to 83% and 81% of net revenues for the corresponding periods of the prior year. Included in indirect channel sales were $118.6 million and $247.3 million of OEM revenue during the three and six months ended October 24, 2014, respectively, compared to $151.1 million and $317.6 million during the corresponding periods in the prior year.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013

Arrow Electronics, Inc.	24%	23%	23%	22%
Avnet, Inc.	17%	16%	17%	16%

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Product revenues	$929.1	$955.3	(3)%	$1,811.7	$1,886.1	(4)%

Product revenues consist of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $557.9 million decreased by $8.7 million for the three months ended October 24, 2014, compared to the corresponding period of the prior year. Revenues from FAS mid-range systems and E-Series systems (which includes our all flash EF systems) increased, but were offset by decreases in FAS entry level and high-end systems. Total configured systems unit volume increased 6%, primarily due to a unit volume increase in the FAS mid-range systems and E Series platforms, but was partially offset by a decrease in unit volume of the FAS entry level systems. These changes in unit volume reflect a shift in customer demand to our newer FAS mid-range and higher demand for our E-Series systems, and away from our older FAS entry level systems. ASPs decreased across all FAS system and E Series platforms due to higher demand of newer lower priced products within their respective platform. As a result, overall ASPs of configured systems were lower in the three months ended October 24, 2014, compared to the corresponding period of the prior year.

Non-configured product revenues of $371.2 million decreased $34.8 million, or 9%, during the three months ended October 24, 2014, compared to the corresponding period of the prior year. This decrease was primarily due to lower revenues from non-configured OEM products, which declined 22%, and add-on storage, which declined 28%, but was offset by a 175% increase in revenues from add-on software. The decrease in add-on storage and increase in add-on software are largely due to the change in our pricing strategy that was effective in the fourth quarter of fiscal 2014, whereby we now charge for operating system software for storage capacity but have lowered prices on storage hardware.

Total configured system revenues of $1,084.1 million decreased by $2.0 million for the six months ended October 24, 2014, compared to the corresponding period of the prior year. Revenues from FAS mid-range and E-Series systems increased, but were offset by decreases in FAS entry level systems. Total configured systems unit volume increased 2% primarily due to a unit volume increase in the FAS mid-range and high-end systems and E Series platforms, partially offset by a decrease in unit volume of the FAS entry level systems. These changes in unit volume reflect a shift in customer demand to our newer FAS mid-range and high-end products and higher demand for our E-Series systems, and away from our older FAS entry level systems. ASPs decreased across all FAS system and E Series due to higher demand of newer lower priced products within their respective platform. As a result, overall ASPs of configured systems were lower in the six months ended October 24, 2014, compared to the corresponding period of the prior year.

Non-configured product revenues of $727.6 million decreased $72.3 million, or 9%, during the six months ended October 24, 2014, compared to the corresponding period of the prior year. This decrease was primarily due to lower revenues from non-configured OEM products, which declined 23%, and add-on storage, which declined 21%, but was partially offset by a 129% increase in revenues from add-on software. The decrease in add-on storage and increase in add-on software are largely due to the change in our pricing strategy discussed above.

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

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Software entitlements and maintenance revenues	$224.2	$231.8	(3)%	$445.5	$460.3	(3)%

SEM revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, as well as bug fixes and patch releases.

The decrease in SEM revenues for the three and six months ended October 24, 2014 was due to a decrease in the aggregate contract value of the installed base under SEM contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Service revenues	$389.2	$362.8	7%	$774.5	$719.7	8%

Service revenues include hardware maintenance, professional services, and educational and training services.

Hardware maintenance contract revenues comprised 80% and 79% of service revenues for the three and six months ended October 24, 2014, respectively, compared to 76% for each of the three and six months ended October 25, 2013. These revenues increased $34.6 million, or 13%, and $63.8 million, or 12%, during the three and six months ended October 24, 2014, respectively, compared to the corresponding periods in the prior year, as a result of increases in the installed base and aggregate contract values under service contracts. Professional services and educational and training services comprised 20% and 21% of service revenues for the three and six months ended October 24, 2014, respectively, and 24% of service revenues for each of the three and six months ended October 25, 2013, respectively.

Revenues by Geographic Area:

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Americas (United States, Canada and Latin America)	59%	58%	57%	57%
Europe, Middle East and Africa	28	29	29	29
Asia Pacific	13	13	14	14

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Americas revenues were favorably impacted by higher revenues from the U.S. public sector markets in the three months ended October 24, 2014, compared to the corresponding period in the prior year.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Cost of product revenues	$401.8	$423.3	(5)%	$796.0	$873.2	(9)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points	Six Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points
Materials cost	(1)	(5)
Warranty	(1)	(2)
Excess and obsolete inventory	(1)	(1)
Other	(2)	(1)

Total change	(5)	(9)

Cost of product revenues represented 43% and 44% of product revenues for the three and six months ended October 24, 2014, respectively, compared to 44% and 46% for the corresponding period of the prior year. As a result, product gross margin percentages were 57% and 56% for the for the three and six months ended October 24, 2014, respectively compared to 56% and 54% for the corresponding period of the prior year.

Materials cost represented 86% and 83% of product costs for the three months ended October 24, 2014 and October 25, 2013, respectively. Materials cost decreased $5.4 million in the three months ended October 24, 2014, compared to the corresponding period of the prior year. Material costs were impacted by a 6% unit volume increase in configured systems in the three months ended October 24, 2014. Overall materials unit cost for configured systems increased slightly due to an increase in average unit materials cost of our FAS entry level systems, partially offset by a decrease in average unit materials costs of our FAS high end and E-Series systems, as well as changes in product mix. However, this increase in average materials unit cost was offset by lower OEM product volume and lower materials cost of add-on hardware. In addition, cost of product revenues were favorably impacted by decreases of $6.1 million in warranty expense and $2.3 million in excess and obsolete inventory write-downs.

Materials cost represented 86% and 83% of product costs for the six months ended October 24, 2014 and October 25, 2013, respectively. Materials cost decreased $42.1 million in the six months ended October 24, 2014, compared to the corresponding period of the prior year. Material costs were impacted by a 2% unit volume increase in configured systems in the six months ended October 24, 2014, compared to the corresponding period of the prior year. Overall materials unit cost for configured systems decreased slightly due to a decrease in average unit materials costs across all of our FAS systems and E-Series platforms, as well as changes in product mix and supply chain cost savings. Additionally, total material costs decreased due to lower OEM product volume and lower materials cost of add-on hardware. Cost of product revenues were also favorably impacted by decreases of $19.5 million in warranty expense and $5.9 million in excess and obsolete inventory write-downs.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Cost of software entitlements and maintenance revenues	$8.6	$7.5	15%	$16.8	$15.0	12%

Cost of SEM revenues increased primarily due to higher royalty costs and software maintenance costs in the three and six months ended October 24, 2014, compared to the three and six months ended October 25, 2013. Cost of SEM revenues represented 4% of SEM revenues for each of the three and six months ended October 24, 2014 compared to 3% for each of the three and six months ended October 25, 2013.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Cost of service revenues	$149.6	$153.9	(3)%	$298.3	$303.1	(2)%

Cost of service revenues decreased during the three and six months ended October 24, 2014, compared to the three and six months ended October 25, 2013, primarily due to lower logistics, materials rework and service delivery costs, partially offset by an increase in spares materials costs. Costs represented 38% and 42% of service revenues for the three months ended October 24, 2014 and October 25, 2013, respectively, and represented 39% and 42% of service revenues for the six months ended October 24, 2014 and October 25, 2013, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses were flat for the three and six months ended October 24, 2014 and October 25, 2013, compared to the corresponding periods in the prior year, and the components within such costs did not fluctuate significantly.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Sales and marketing expenses	$488.0	$479.5	2%	$968.2	$947.3	2%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology costs, advertising and marketing promotional expense, and travel and entertainment expense. Sales and marketing expenses increased due to the following:

	Three Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points	Six Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points
Commissions	2	2

Total change	2	2

Commissions expense increased during the three and six months ended October 24, 2014 reflecting higher bookings achievement compared to the corresponding periods in the prior year.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Research and development expenses	$229.0	$228.2	—%	$457.0	$456.3	—%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. The changes in research and development expense consisted of the following:

	Three Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points	Six Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points
Outside services	1	1
Development projects	(1)	(1)

Total change	—	—

Outside services expense during the three and six months ended October 24, 2014 increased due to higher spending on contractors. The decrease in development projects expense during the three and six months ended October 24, 2014 reflects lower spending on materials and services associated with engineering activities to develop new product lines and enhancements to existing products.

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

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
General and administrative expenses	$73.0	$69.5	5%	$143.0	$137.9	4%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expense increased due to the following:

	Three Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points	Six Months Ended Fiscal 2015 to Fiscal 2014 Percentage Change Points
Compensation costs	1	—
Professional and legal fees and outside services	3	1
Bad debt expense	1	1
Other	—	2

Total change	5	4

The increase in compensation costs for the three months ended October 24, 2014 is primarily due to higher salaries, and stock-based compensation expense, reflecting an increase in headcount, partially offset by lower incentive compensation and benefits expenses. The increase in professional and legal fees and outside services for the three months and six months ended October 24, 2014 reflects higher spending levels on contractors and professional services. Bad debt expense for the three and six months ended October 24, 2014 increased $0.6 million and $1.7 million, respectively, compared to the corresponding periods in the prior year.

Restructuring and other charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Restructuring and other charges	$—	$1.1	(100)%	$—	$49.5	(100)%

In March 2014 and May 2013, we initiated business realignment plans designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment, resulting in a reduction of our global workforce. The charges for the three and six months ended October 25, 2013 represent employee severance costs recognized in connection with the May 2013 restructuring plan. We completed all activities under the May 2013 plan during fiscal 2014, and have substantially completed activities under the March 2014 plan in the second quarter of fiscal 2015.

Other Income (Expense), Net

Interest Income (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Interest income	$8.1	$8.5	(5)%	$16.4	$18.5	(11)%

The decrease in interest income during the three and six months ended October 24, 2014 was primarily due to a decrease in our average investment portfolio compared to the corresponding periods in the prior year.

Interest Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Interest expense	$(10.9)	$(6.5)	68%	$(19.9)	$(23.0)	(13)%

Interest expense, including the amortization of debt discount and issuance costs, is related to our Senior Notes and Convertible Notes as summarized below:

	Three Months Ended		Six Months Ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Senior Notes	$10.6	$6.2	$19.4	$12.5
Convertible Notes	—	—	—	10.2

Total	$10.6	$6.2	$19.4	$22.7

The increase in interest expense related to our Senior Notes reflects the issuance of our 3.375% Senior Notes due 2021 in June 2014, and the decrease in interest expense related to our Convertible Notes reflects their maturity in June 2013.

Other Income (Expense), Net (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Other income (expense), net	$(0.8)	$3.3	NM	$(0.3)	$5.2	NM

NM - Not Meaningful

The changes in other income (expense), net for the three and six months ended October 24, 2014 compared to the corresponding period in the prior year is primarily due to higher net foreign exchange losses.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Provision for income taxes	$29.1	$25.4	15%	$100.4	$36.1	178%

Our effective tax rate for the three months ended October 24, 2014 was 15.4% compared to an effective tax rate of 13.2% for the three months ended October 25, 2013. Our effective tax rate for the six months ended October 24, 2014 was 28.8% compared to an effective tax rate of 12.7% for the six months ended October 25, 2013. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates during the three and six months ended October 24, 2014 and October 25, 2013, respectively, were favorably impacted by the geographic mix of profits. Our effective tax rate increased for the three and six months ended October 24, 2014 compared to the corresponding periods in the prior year, primarily as a result of discrete provision charges related to audit settlements as discussed below. Higher pre-tax profits and a lapse of the federal research credit statute also contributed to the increases in the effective tax rate.

In July 2014, the Internal Revenue Service (IRS) completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. We recorded a $47.4 million tax provision attributable to the audit settlement and related re-measurement of uncertain tax positions for tax years subject to future audits. The conclusion of the fiscal 2005 to 2007 income tax audit resulted in a net refund of $8.0 million, excluding interest.

In October 2014, the United Kingdom’s (UK’s) tax authority concluded the examination of our fiscal 2009 to 2012 UK income tax returns. We recorded a $1.0 million income tax benefit for the net impact of the audit adjustments and related release of unrecognized tax benefits.

As of October 24, 2014, we had $274.5 million of gross unrecognized tax benefits, of which $220.2 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $168.2 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized. During the six months ended October 24, 2014, there was an increase in our unrecognized tax benefits of $12.7 million for tax positions related to the current year, a gross increase of $98.8 million and a gross decrease, including statute lapses, of $18.6 million for tax positions related to prior years. We also recorded a gross decrease of $54.3 million related to settlements with taxing authorities during the period.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Liquidity and Capital Resources

The following sections discuss our principal liquidity requirements, as well as our sources and uses of cash flows on our liquidity and capital resources. The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 24, 2014.

Liquidity, Capital Resources and Cash Requirements

($ in Millions)	October 24, 2014	April 25, 2014
Cash and cash equivalents and short-term investments	$5,269.4	$5,003.3
Principal amount of Senior Notes	1,500.0	1,000.0
Debt as a % of stockholders’ equity	43%	26%

The following is a summary of our cash flows activities:

	Six Months Ended
(In Millions)	October 24, 2014	October 25, 2013
Net cash provided by operating activities	$596.9	$648.3
Net cash provided by investing activities	250.7	568.0
Net cash used in financing activities	(212.6)	(2,239.9)
Effect of exchange rate changes on cash and cash equivalents	(20.8)	7.0

Net increase (decrease) in cash and cash equivalents	$614.2	$(1,016.6)

Cash Flows

As of October 24, 2014, our cash, cash equivalents and short-term investments increased by $0.3 billion from April 25, 2014 to $5.3 billion. The increase was primarily due to $494.7 million of net proceeds received from the issuance of long-term debt and $596.9 million of cash provided by operating activities, partially offset by $718.9 million in cash paid for the repurchase of our common stock. Accounts receivable days sales outstanding as of October 24, 2014 decreased to 37 days from 47 days as of April 25, 2014, reflecting improvements in shipment linearity. Working capital increased by $221.4 million to $4.0 billion as of October 24, 2014 primarily as a result of increases in cash, cash equivalents and short-term investments and accounts receivable, partially offset by a decrease in accrued compensation and other current liabilities.

Cash Flows from Operating Activities

The primary sources of cash from operating activities during the six months ended October 24, 2014 consisted of net income of $248.2 million, adjusted by non-cash depreciation and amortization of $155.1 million and stock-based compensation of $130.1 million.

Changes in assets and liabilities as of October 24, 2014 included the following:

•

Accounts receivable decreased $222.4 million in the six months ended October 24, 2014 and decreased $209.3 million in the six months ended October 25, 2013, reflecting seasonal improvement of shipment linearity in the second quarter of our fiscal years compared to the fourth quarter of our fiscal years.

•

Accrued compensation and related benefits decreased $136.5 million due primarily to employee compensation payouts related to fiscal year 2014 incentive compensation plans and restructuring obligations, compared to $102.4 million for the corresponding period of the prior year, reflecting higher incentive compensation plan payouts in the current period.

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

Cash Flows from Investing Activities

During the six months ended October 24, 2014, we generated $361.1 million from maturities and sales of investments, net of purchases, and paid $109.5 million for capital expenditures, compared to $672.1 million and $107.5 million, respectively, in the corresponding period of the prior year.

Cash Flows from Financing Activities

During the six months ended October 24, 2014, we generated $494.7 million, net, from the issuance of long-term debt and used $718.9 million for the repurchase of 18.4 million shares of our common stock and $105.5 million for the payment of dividends, compared to $1,000.0 million used for the repurchase of common stock and $102.7 million for the payment of dividends in the corresponding period of the prior year. In addition, we repaid $1,264.9 million of our Convertible Debt in the prior year.

Liquidity

Our principal sources of liquidity as of October 24, 2014 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	October 24, 2014	April 25, 2014
Cash and cash equivalents	$2,905.2	$2,291.0
Short-term investments	2,364.2	2,712.3

Total	$5,269.4	$5,003.3

As of October 24, 2014 and April 25, 2014, $4.4 billion and $4.3 billion, respectively, of cash, cash equivalents and short-term investments was held by various foreign subsidiaries and was generally based in U.S. dollar-denominated holdings, while $0.9 billion and $0.7 billion, respectively, was available in the United States. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the United States, and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 24, 2014 (in millions):

2.00% Senior Notes Due 2017	$750.0
3.375% Senior Notes Due 2021	500.0
3.25% Senior Notes Due 2022	250.0

Total	$1,500.0

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 7 of the accompanying condensed consolidated financial statements.

Credit Facility

Our credit facility, under which we may borrow up to $250.0 million, provides another potential source of liquidity. The credit facility is an unsecured five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested at that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. As of October 24, 2014, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

We also have an automatic shelf registration statement on file with the Securities and Exchange Commission. We may in the future offer an additional unspecified amount of debt, equity and other securities.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. Our capital expenditures were $109.5 million during the six months ended October 24, 2014. We anticipate capital expenditures for the remainder of fiscal 2015 to be between $100.0 million and $150.0 million.

Acquisition Requirements

On October 27, 2014, we completed the acquisition of Riverbed Technology Inc.’s SteelStore product line for approximately $80.0 million in cash. The SteelStore product line supports leading backup applications and cloud providers so that customers have a choice in how they extend their existing data protection infrastructure into the cloud.

Dividends and Stock Repurchase Program

On November 12, 2014, we declared a cash dividend of $0.165 per share of common stock, payable on January 22, 2015 to holders of record as of the close of business on January 9, 2015.

Our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through October 24, 2014, we repurchased a total of 202.7 million shares of our common stock at an average price of $33.14 per share, for an aggregate purchase price of $6.7 billion. As of October 24, 2014, the remaining authorized amount for stock repurchases under this program was $405.9 million with no termination date, which we plan to complete by May 2015.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of October 24, 2014, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $206.5 million.

Purchase Orders and Other Commitments

In the ordinary course of business we make commitments to our third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that product forecasts are not achieved, our commitments and associated accruals may change. As of October 24, 2014, we had $253.2 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product revenues. As of October 24, 2014 and April 25, 2014, such liability amounted to $8.7 million and $11.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of October 24, 2014, we had $73.3 million in capital purchase commitments and $197.0 million in other purchase commitments.

Unrecognized Tax Benefits

As of October 24, 2014, our liability for uncertain tax positions was $198.5 million, including penalties, interest and indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 14 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of October 24, 2014, our financial guarantees of $10.6 million that were not recorded on our consolidated balance sheet consisted of standby letters of credit and surety bonds.

In the ordinary course of business, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. During the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of October 24, 2014, the maximum guaranteed payment contingencies under our financing arrangements totaled $214.1 million and the related deferred revenue totaled $197.4 million.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of October 24, 2014, we had debt investments of $2.4 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government agency securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of October 24, 2014 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $19 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

We are also exposed to market risk relating to our auction rate securities (ARSs) due to uncertainties in the credit and capital markets. As of October 24, 2014, our holdings in these securities had a par value of $23.3 million and an estimated fair value of $23.0 million. The fair value of our ARSs may change significantly due to events and conditions in the credit and capital markets. These securities/issuers could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our ARSs. Changes in the various assumptions used to value these securities and any increase in the market’s perceived risk associated with such investments may also result in a decline in the estimated fair value.

Debt — As of October 24, 2014, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 7 of the accompanying consolidated financial statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250.0 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of October 24, 2014, no amounts were outstanding under the credit facility.

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

The following table provides information about our U.S. dollar equivalent foreign currency exchange forward contracts outstanding on October 24, 2014 and April 25, 2014 (in millions):

	October 24, 2014	April 25, 2014
	Notional Contract Amount	Notional Contract Amount
Forward contracts sold	$187.4	$155.5
Forward contracts purchased	456.4	512.5

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 24, 2014, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage solutions to address this demand. However, despite continued data growth, the storage market did not experience growth in calendar year 2013 due to a combination of customers delaying purchases in the face of technology transitions, increased storage efficiency, and changing economic and business environments. Recent technology trends, such as the emergence of cloud storage, software as a service (SaaS) and flash storage and converged architectures are driving significant changes in storage architectures and solution requirements. The impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, or if the consumption model of storage changes and our new and existing products and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

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

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers, with a corresponding variety of sales cycles. In addition, the majority of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. During the six months ended October 24, 2014, revenues generated from sales through our indirect channel accounted for 80% of net revenues. This structure significantly complicates our ability to forecast future revenue, particularly within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area could harm our operating results, as qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken or if they fail to comply with legal or regulatory requirements, our business, operating results and financial condition could be harmed.

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

We are currently devoting considerable effort and resources to develop, introduce and gain customer acceptance for our clustered Data ONTAP (cDOT)-based products. cDOT is our next generation storage operating system for our core products and represents a fundamental and revolutionary change to our solution architecture. Over time, our goal is to replace our existing technology Data ONTAP 7-Mode with cDOT and, consequently, we anticipate that a majority of our revenues will ultimately derive from cDOT. We face considerable challenges as we develop and market cDOT, including, without limitation, cost and complexity associated with migrating customer data and applications from legacy systems to cDOT-based systems, developing some features for cDOT currently available with Data ONTAP 7-Mode and potentially required by our customers, and maintaining service, support and customer relationships as we replace Data ONTAP 7-Mode with cDOT.

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for cDOT, or any other new products, as and when required by the market and our customers, our business, operating results and financial condition could be materially and adversely affected.

New or additional product introductions, including new software and flash product offerings, such as Cloud ONTAP, StorageGRID Webscale, all flash FAS, and FlashRay, subject us to additional financial and operational risks, including our ability to forecast customer preferences or demand, our ability to expand production capacity to meet the demand for new products, our ability to successfully manage the transition from older products, and our ability to forecast the impact of customers’ demand for new products or the products being replaced. In addition, as new or enhanced products are introduced, we must also avoid excessive levels of older product inventories and related components and ensure that enough supplies of new products can be delivered to meet customers’ demands. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire by customers to evaluate new products for extended periods of time. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

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

By extending our flash and software-defined storage offerings, we are competing in new segments with both traditional competitors and new competitors, particularly smaller emerging storage vendors. The longer-term potential and competitiveness of these emerging vendors remains to be determined. In cloud and converged infrastructure, we also compete with large well-established competitors.

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

We have OEM relationships with several companies, which collectively accounted for 8% of our net revenues during the six months ended October 24, 2014, compared to 10% during the corresponding period of the prior year. These OEMs market and sell their branded solutions based on our unified solutions, as well as associated software offerings. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. We also compete with some of our OEMs, further complicating our relationships with them. Therefore, our relationships with these OEMs may not continue to generate significant revenues and our total revenues may decline. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products; nor do we control their pricing.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected us in the past, and in the future could negatively affect our revenues.

For the six months ended October 24, 2014, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for 23% and 17%, respectively, of our net revenues. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. For the six months ended October 24, 2014, our international revenues accounted for 48% of our net revenues. In addition, a substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by factors affecting our international operations, but not experienced in the U.S., including, among other things, local political or economic conditions, trade protection and export and import requirements, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

If the ultimate determination of income taxes or at-source withholding taxes assessed under the current IRS audits or audits being conducted in any other tax jurisdiction results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition would be adversely affected. In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. We recorded a $47.4 million tax provision attributable to the audit closure and related re-measurement of uncertain tax positions for tax years subject to future audits. In October 2014, the United Kingdom’s (UK’s) tax authority concluded the examination of our fiscal 2009 to 2012 UK income tax returns. We recorded a $1.0 million income tax benefit for the net impact of the audit adjustments and related release of unrecognized tax benefits.

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

Our ability to pay quarterly dividends and to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial condition and results of operations, available cash and cash flows in the U.S., capital requirements, and other factors. Future dividends are subject to declaration by our Board of Directors, and our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to dividends and/or stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s market price at a given point in time.

Our acquisitions may not achieve expected benefits, and may increase our liabilities, disrupt our existing business and harm our results of operations.

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal 2012, we completed the acquisition of certain assets related to Engenio, in fiscal 2013, we completed the acquisitions of CacheIQ and ionGrid and in October 2014, we acquired the SteelStore product line from Riverbed Technology, Inc. The benefits we expect to receive from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business. Any inaccuracy in our acquisition assumptions, any failure to uncover liabilities or risks associated with the acquisition, any failure to make the acquisition on favorable terms, or any failure to integrate the acquired business or assets as and when expected, may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our results of operations or our business. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

As of October 24, 2014, $4.4 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities; and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted.

If we default under our significant debt obligations, including our Senior Notes, our business, operating results and financial condition will be harmed. Moreover, covenants associated with our Senior Notes may unduly restrict our business.

We have Senior Notes outstanding as of October 24, 2014 in an aggregate principal amount of $1.5 billion that mature at specific dates in calendar 2017, 2021 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250.0 million, under which we had no borrowings outstanding as of October 24, 2014. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 24, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 26, 2014 – August 22, 2014	7,672	$39.10	195,410	$705.9
August 23, 2014 – September 19, 2014	3,251	$41.95	198,661	569.6
September 20, 2014 – October 24, 2014	4,047	$40.43	202,708	405.9

Total	14,970	$40.08

(1)

As of October 24, 2014, our Board of Directors had authorized the repurchase of up to $7.1 billion of our common stock under a stock repurchase program. Since the May 13, 2003 inception of this program through October 24, 2014, we repurchased a total of 202.7 million shares of our common stock at an average price of $33.14 per share, for an aggregate purchase price of $6.7 billion. As of October 24, 2014, the remaining authorized amount for stock repurchases under this program was $0.4 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

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

Dated: November 25, 2014

EXHIBIT INDEX

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	November 26, 2013

3.2	Bylaws of the Company, as amended.	8-K	000-27130	3.1	February 13, 2014

4.1	Underwriting Agreement dated June 2, 2014 by and between the Company and Goldman, Sachs & Co. and J.P. Morgan Securities LLC as Managers of the Underwriters.	8-K	000-27130	1.1	June 5, 2014

4.2	Second Supplemental Indenture dated June 5, 2014 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	June 5, 2014

10.1	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 23, 2014.	—	—	—	—

10.2	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective July 23, 2014.	Proxy Statement	000-27130	Appendix B	July 25, 2014

10.3	The Company’s Amended and Restated Executive Compensation Plan, as amended effective July 23, 2014.	Proxy Statement	000-27130	Appendix C	July 25, 2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—