Form 10-Q
period 2015-01-23
NetApp, Inc.
filed 2015-02-25
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 11, 2015, there were 311,757,916 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2015 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go Further, Faster, ASUP, AutoSupport, Campaign Express, Cloud ONTAP, Clustered Data ONTAP, Customer Fitness, Data ONTAP, DataMotion, Fitness, Flash Accel, Flash Cache, Flash Pool, FlashRay, FlexArray, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, FPolicy, GetSuccessful, LockVault, Manage ONTAP, Mars, MetroCluster, MultiStore, NetApp Insight, OnCommand, ONTAP, ONTAPI, RAID-DP, SANtricity, SecureShare, Simplicity, Simulate ONTAP, Snap Creator, SnapCopy, SnapDrive, SnapIntegrator, SnapLock, SnapManager, SnapMirror, SnapMover, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, StorageGRID, Tech OnTap, Unbound Cloud, and WAFL are trademarks or registered trademarks of NetApp, Inc. in the United States and/or other countries. All other brands or products are trademarks or registered trademarks of their respective holders and should be treated as such.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 23, 2015	April 25, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,539.7	$2,291.0
Short-term investments	2,712.8	2,712.3
Accounts receivable, net of allowances of $0.8 and $1.7 as of January 23, 2015 and April 25, 2014, respectively	666.3	855.9
Inventories	117.8	122.4
Other current assets	518.0	489.7
Total current assets	6,554.6	6,471.3
Property and equipment, net	1,050.7	1,108.8
Goodwill	1,031.3	988.1
Other intangible assets, net	105.0	121.5
Other non-current assets	493.1	529.5
Total assets	$9,234.7	$9,219.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194.2	$247.0
Accrued compensation and benefits	282.6	407.8
Other current liabilities	335.1	386.0
Short-term deferred revenue	1,679.4	1,653.8
Total current liabilities	2,491.3	2,694.6
Long-term debt	1,494.7	995.5
Other long-term liabilities	310.4	296.2
Long-term deferred revenue	1,430.3	1,446.4
Total liabilities	5,726.7	5,432.7

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.001 par value, (311.6 and 324.5 shares issued and outstanding as of January 23, 2015 and April 25, 2014, respectively)	0.3	0.3
Additional paid-in capital	3,452.2	3,776.0
Retained earnings	69.8	1.1
Accumulated other comprehensive income (loss)	(14.3)	9.1
Total stockholders' equity	3,508.0	3,786.5
Total liabilities and stockholders' equity	$9,234.7	$9,219.2

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Revenues:
Product	$929.5	$1,015.0	$2,741.2	$2,901.1
Software entitlements and maintenance	226.6	227.0	672.1	687.3
Service	395.2	368.0	1,169.7	1,087.7
Net revenues	1,551.3	1,610.0	4,583.0	4,676.1
Cost of revenues:
Cost of product	419.6	450.7	1,215.6	1,323.9
Cost of software entitlements and maintenance	9.4	7.7	26.2	22.7
Cost of service	144.9	149.3	443.2	452.4
Total cost of revenues	573.9	607.7	1,685.0	1,799.0
Gross profit	977.4	1,002.3	2,898.0	2,877.1
Operating expenses:
Sales and marketing	474.8	475.9	1,443.0	1,423.2
Research and development	229.9	230.3	686.9	686.6
General and administrative	70.2	69.4	213.2	207.3
Restructuring and other charges	—	—	—	49.5
Total operating expenses	774.9	775.6	2,343.1	2,366.6
Income from operations	202.5	226.7	554.9	510.5
Other income (expense), net:
Interest income	8.6	7.9	25.0	26.4
Interest expense	(11.1)	(6.7)	(31.0)	(29.7)
Other income (expense), net	0.1	1.7	(0.2)	6.9
Total other income (expense), net	(2.4)	2.9	(6.2)	3.6
Income before income taxes	200.1	229.6	548.7	514.1
Provision for income taxes	23.3	37.5	123.7	73.6
Net income	$176.8	$192.1	$425.0	$440.5

Net income per share:
Basic	$0.57	$0.57	$1.34	$1.28
Diluted	$0.56	$0.55	$1.31	$1.25

Shares used in net income per share calculations:
Basic	311.6	339.4	317.8	343.7
Diluted	317.1	346.2	323.3	351.7

Cash dividends declared per share	$0.165	$0.150	$0.495	$0.450

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

.	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Net income	$176.8	$192.1	$425.0	$440.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(16.1)	(2.7)	(26.9)	0.9
Defined benefit obligations:
Defined benefit obligation adjustments	—	0.1	1.6	0.3
Income tax effect on defined benefit obligations	—	—	(0.5)	—
Reclassification adjustments for actuarial net losses included in net income	0.1	—	0.3	—
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(0.4)	1.6	(1.7)	(2.4)
Income tax effect on unrealized holding (gains) losses	0.1	0.1	0.3	1.1
Reclassification adjustments for gains included in net income	(0.3)	—	(0.1)	(1.1)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	17.4	1.5	13.1	(2.0)
Reclassification adjustments for (gains) losses included in net income	(15.7)	(0.2)	(9.5)	1.2
Other comprehensive income (loss)	(14.9)	0.4	(23.4)	(2.0)
Comprehensive income	$161.9	$192.5	$401.6	$438.5

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 23, 2015	January 24, 2014
Cash flows from operating activities:
Net income	$425.0	$440.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234.6	252.0
Stock-based compensation	196.1	205.8
Deferred income taxes	2.1	(30.9)
Excess tax benefit from stock-based compensation	(53.8)	(33.4)
Other non-cash items, net	27.5	8.5
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	186.7	213.4
Inventories	4.6	21.3
Other operating assets	10.3	78.3
Accounts payable	(45.9)	(69.8)
Accrued compensation and other current liabilities	(162.1)	(94.5)
Deferred revenue	34.4	(27.0)
Other operating liabilities	12.0	15.9
Net cash provided by operating activities	871.5	980.1
Cash flows from investing activities:
Purchases of investments	(1,431.5)	(701.3)
Maturities, sales and collections of investments	1,473.1	1,464.0
Purchases of property and equipment	(138.1)	(165.4)
Acquisitions of businesses	(84.6)	—
Other investing activities, net	2.5	2.6
Net cash provided by (used in) investing activities	(178.6)	599.9
Cash flows from financing activities:
Issuance of common stock under employee stock plans	145.6	191.8
Repurchase of common stock and forward contract	(918.9)	(1,507.0)
Excess tax benefit from stock-based compensation	53.8	33.4
Repayment of debt	—	(1,264.9)
Issuance of long-term debt, net	494.7	—
Dividends paid	(156.9)	(153.1)
Other financing activities, net	(7.6)	(7.5)
Net cash used in financing activities	(389.3)	(2,707.3)
Effect of exchange rate changes on cash and cash equivalents	(54.9)	2.9
Net increase (decrease) in cash and cash equivalents	248.7	(1,124.4)
Cash and cash equivalents:
Beginning of period	2,291.0	3,277.1
End of period	$2,539.7	$2,152.7

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 25, 2014 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 17, 2014. The results of operations for the three and nine months ended January 23, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

There have been no significant changes in our significant accounting policies as of and for the nine months ended January 23, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 25, 2014.

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

3. Statements of Cash Flows Additional Information

Non-cash investing activities and supplemental cash flow information are as follows (in millions):

	Nine Months Ended
	January 23, 2015	January 24, 2014
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$12.2	$25.7
Acquisition of software through long-term financing	$12.3	$11.4
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$89.0	$39.5
Interest paid	$32.5	$35.0

4. Business Combinations

On October 27, 2014, we completed the acquisition of certain assets related to Riverbed Technology, Inc.’s SteelStore product line for $79.1 million in cash. The SteelStore product line supports leading backup applications and cloud providers so that customers have a choice in how they extend their existing data protection infrastructure into the cloud.

In addition, on the same date, we acquired certain intangible assets from a privately-held software developer for $5.5 million in cash.

Following are the preliminary fair values of assets acquired and liabilities assumed as of the closing date (in millions):

Prepaid expenses and other current assets	$2.7
Finite-lived intangible assets	31.8
Goodwill	43.2
Deferred income taxes	6.9
Other non-current assets	1.1
Total assets acquired	85.7
Deferred revenues	(1.1)
Total purchase price	$84.6

The results of operations related to these acquisitions have been included in our condensed consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisitions were not material to our results of operations.

5. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 25, 2014	$988.1
Goodwill acquired	43.2
Balance as of January 23, 2015	$1,031.3

Purchased intangible assets, net are summarized below (in millions):

	January 23, 2015			April 25, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$312.4	$(210.0)	$102.4	$283.0	$(162.6)	$120.4
Customer contracts/relationships	5.0	(2.5)	2.5	9.6	(9.0)	0.6
Trademarks and trade names	2.9	(2.8)	0.1	2.9	(2.4)	0.5
Covenants not to compete	—	—	—	1.6	(1.6)	—
Total purchased intangible assets	$320.3	$(215.3)	$105.0	$297.1	$(175.6)	$121.5

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statement of
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014	Operations Classifications
Developed technology	$18.9	$14.2	$47.4	$42.8	Cost of revenues
Customer contracts/relationships	0.2	0.3	0.4	1.0	Operating expenses
Trademarks and trade names	0.1	0.1	0.4	0.3	Operating expenses
Covenants not to compete	—	0.1	—	0.4	Operating expenses
	$19.2	$14.7	$48.2	$44.5

As of January 23, 2015, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2015	$15.5
2016	58.4
2017	13.9
2018	9.4
2019	5.2
Thereafter	2.6
Total	$105.0

6. Balance Sheet Details

Cash and cash equivalents (in millions):

	January 23, 2015	April 25, 2014
Cash	$2,266.7	$2,174.0
Cash equivalents	273.0	117.0
Cash and cash equivalents	$2,539.7	$2,291.0

Inventories (in millions):

	January 23, 2015	April 25, 2014
Purchased components	$25.9	$17.6
Finished goods	91.9	104.8
Inventories	$117.8	$122.4

Other current assets (in millions):

	January 23, 2015	April 25, 2014
Prepaid expenses and other current assets	$266.0	$219.4
Deferred tax assets	252.0	270.3
Other current assets	$518.0	$489.7

Property and equipment, net (in millions):

	January 23, 2015	April 25, 2014
Land	$265.5	$265.7
Buildings and building improvements	605.5	541.7
Leasehold improvements	104.8	102.9
Computers, production, engineering and other equipment	758.4	753.8
Software	372.3	369.1
Furniture and fixtures	85.5	86.4
Construction-in-progress	27.7	72.9
	2,219.7	2,192.5
Accumulated depreciation and amortization	(1,169.0)	(1,083.7)
Property and equipment, net	$1,050.7	$1,108.8

The net book value of software, which includes capitalized internal-use software development costs, is summarized below (in millions):

	January 23, 2015	April 25, 2014
Software	$71.0	$103.5

Other non-current assets (in millions):

	January 23, 2015	April 25, 2014
Auction rate securities	$—	$36.0
Deferred tax assets	250.6	245.0
Other assets	242.5	248.5
Other non-current assets	$493.1	$529.5

Short-term and long-term deferred revenue (in millions):

	January 23, 2015	April 25, 2014
Product	$24.2	$23.4
Software entitlements and maintenance and service	3,085.5	3,076.8
Total	$3,109.7	$3,100.2

Reported as:
	January 23, 2015	April 25, 2014
Short-term	$1,679.4	$1,653.8
Long-term	1,430.3	1,446.4
Total	$3,109.7	$3,100.2

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

Investments

The following is a summary of our investments (in millions):

	January 23, 2015				April 25, 2014
		Gross Unrealized				Gross Unrealized
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
Corporate bonds	$2,083.9	$6.6	$(0.4)	2,090.1	$2,142.3	$10.5	$(0.5)	$2,152.3
U.S. Treasury and government debt securities	521.4	1.4	(0.1)	522.7	263.4	0.3	(0.1)	263.6
Commercial paper	15.0	—	—	15.0	168.4	—	—	168.4
Certificates of deposit	358.0	—	—	358.0	245.0	—	—	245.0
Auction rate securities	—	—	—	—	36.9	—	(0.9)	36.0
Equity funds	30.4	—	—	30.4	32.7	—	—	32.7
Total debt and equity securities	$3,008.7	$8.0	$(0.5)	$3,016.2	$2,888.7	$10.8	$(1.5)	$2,898.0

The unrealized losses on our available-for-sale investments were caused by market value declines as a result of the economic environment, as well as fluctuations in market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis, we have concluded that no other-than-temporary impairments were required to be recognized on these investments as of January 23, 2015.

The following table presents the contractual maturities of our debt investments as of January 23, 2015 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,479.8	$1,482.0
Due in two through five years	1,498.5	1,503.8
	$2,978.3	$2,985.8

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 23, 2015
		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active Markets	Other
		for Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)
Assets
Corporate bonds	$2,090.1	$—	$2,090.1
U.S. Treasury and government debt securities	522.7	140.4	382.3
Commercial paper	15.0	—	15.0
Certificates of deposit	358.0	—	358.0
Equity funds	30.4	30.4	—
Foreign currency contracts	21.5	—	21.5
Total	$3,037.7	$170.8	$2,866.9
Liabilities
Foreign currency contracts	$(6.9)	$—	$(6.9)

The following table summarizes the balance sheet classifications of our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 23, 2015
		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active Markets	Other
		for Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)
Assets
Cash equivalents	$273.0	$—	$273.0
Short-term investments	2,712.8	140.4	2,572.4
Other current assets	24.4	2.9	21.5
Other non-current assets	27.5	27.5	—
Total	$3,037.7	$170.8	$2,866.9
Liabilities
Other current liabilities	$(6.9)	$—	$(6.9)

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of January 23, 2015, we have not made any adjustments to the prices obtained from our third-party pricing providers.

During the three months ended January 23. 2015, we settled our remaining investments in Auction Rate Securities (ARSs), which had been classified as Level 3 financial instruments at their respective par values.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 ARSs (in millions).

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Balance at beginning of period	$23.0	$39.5	$36.0	$42.0
Total unrealized gains, net included in other comprehensive income (loss)	0.3	0.9	0.9	0.7
Total realized gains included in earnings	—	—	—	0.7
Sales	—	—	(10.0)	(3.0)
Settlements	(23.3)	—	(26.9)	—
Balance at end of period	$—	$40.4	$—	$40.4

Fair Value of Debt

As of January 23, 2015, the fair value of our long-term debt was approximately $1,521.3 million. The fair value of our debt was based on observable market prices in a less active market and discounted cash flow models that take into consideration variables such as credit-rating and interest rate changes. All of our debt obligations are categorized as Level 2 financial instruments.

8. Financing Arrangements

Long-term Debt

The following table summarizes the carrying value of our long-term debt (in millions):

	January 23, 2015		April 25, 2014
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due 2017	$750.0	2.25%	$750.0	2.25%
3.375% Senior Notes Due 2021	500.0	3.54%	—	N/A
3.25% Senior Notes Due 2022	250.0	3.43%	250.0	3.43%
Total principal amount	1,500.0		1,000.0
Less: Unamortized discount	(5.3)		(4.5)
Total long-term debt	$1,494.7		$995.5

__________________

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

We may redeem the Senior Notes in whole or in part at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 23, 2015, we were in compliance with all covenants associated with the Senior Notes.

As of January 23, 2015, our aggregate future principal debt maturities are as follows (in millions):

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

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of January 23, 2015, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	January 23, 2015	April 25, 2014
Other long-term financing arrangements	$17.6	$13.1
Less: current portion	(9.4)	(6.6)
Non-current portion of other long-term financing arrangements	$8.2	$6.5

9. Stockholders’ Equity

Stock Options

The following table summarizes activity related to our stock options (in millions, except for exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 25, 2014	14.5	$34.10
Granted	2.2	$36.64
Exercised	(4.0)	$25.33
Forfeited and expired	(0.4)	$43.40
Outstanding as of January 23, 2015	12.3	$37.03	3.85	$62.6
Vested and expected to vest as of January 23, 2015	11.8	$37.05	3.76	61.0
Exercisable as of January 23, 2015	8.1	$37.23	2.91	48.3

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Nine Months Ended
	January 23, 2015	January 24, 2014
Intrinsic value of exercises	$61.2	$81.3
Proceeds received from exercises	$99.9	$147.7
Fair value of options vested	$26.3	$36.0

Restricted Stock Units

The following table summarizes activity related to our restricted stock units (RSUs) (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 25, 2014	13.2	$38.35
Granted	6.3	35.80
Vested	(4.3)	40.05
Forfeited	(1.3)	37.71
Outstanding as of January 23, 2015	13.9	36.73

RSUs are converted into common stock upon vesting. We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Nine Months Ended
	January 23, 2015	January 24, 2014
Shares withheld for taxes	1.4	1.3
Fair value of shares withheld	$51.4	$51.4

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the Employee Stock Purchase Plan (ESPP) (in millions):

	Nine Months Ended
	January 23, 2015	January 24, 2014
Shares issued under the ESPP	3.4	3.8
Proceeds from issuance of shares	$97.1	$95.5

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Cost of product revenues	$1.4	$1.5	$4.5	$4.2
Cost of service revenues	4.0	4.6	12.4	12.8
Sales and marketing	29.6	33.0	87.0	94.6
Research and development	21.9	23.6	64.6	66.6
General and administrative	9.1	9.2	27.6	27.6
Total stock-based compensation expense	$66.0	$71.9	$196.1	$205.8

As of January 23, 2015, total unrecognized compensation expense related to our equity awards was $416.7 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.4 years.

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Nine Months Ended
	January 23, 2015	January 24, 2014
Income tax benefit associated with employee stock transactions	$54.0	$22.5

Stock Repurchase Program

As of January 23, 2015, our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the nine months ended January 23, 2015 (in millions, except per share information):

Number of shares repurchased	23.1
Average price per share	$39.73
Aggregate purchase price	$918.9
Remaining authorization at end of period	$205.9

The aggregate purchase price of our stock repurchases for the nine months ended January 23, 2015 consisted of $918.9 million of open market purchases, of which $667.4 million and $251.5 million was allocated to additional paid-in capital and retained earnings, respectively.

On February 9, 2015, our Board of Directors increased the authorization to repurchase our common stock by $2.5 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Nine Months Ended
	January 23, 2015	January 24, 2014
Dividends per share declared and paid	$0.495	$0.450
Dividend payments allocated to additional paid-in capital	$52.1	$50.4
Dividend payments allocated to retained earnings	$104.8	$102.7

On February 11, 2015, we declared a cash dividend of $0.165 per share of common stock, payable on April 23, 2015 to holders of record as of the close of business on April 10, 2015. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings

A reconciliation of retained earnings for the nine months ended January 23, 2015 is as follows (in millions):

Balance as of April 25, 2014	$1.1
Net income	425.0
Repurchases of common stock	(251.5)
Dividends	(104.8)
Balance as of January 23, 2015	$69.8

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) by component, net of tax, for the nine months ended January 23, 2015 are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivatives Instruments	Total
Balance as of April 25, 2014	$5.5	$(4.8)	$8.9	$(0.5)	$9.1
Other comprehensive income (loss) (OCI) before reclassifications, net of tax	(26.9)	1.1	(1.4)	13.1	(14.1)
Amounts reclassified from AOCI, net of tax	—	0.3	(0.1)	(9.5)	(9.3)
Net OCI	(26.9)	1.4	(1.5)	3.6	(23.4)
Balance as of January 23, 2015	$(21.4)	$(3.4)	$7.4	$3.1	$(14.3)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Statements of Operations Location
Recognized losses on defined benefit obligations	$0.1	$—	$0.3	$—	Operating expenses
Realized gains on available-for-sale securities	(0.3)	—	(0.1)	(1.1)	Other income (expense), net
Realized (gains) losses on cash flow hedges	(15.7)	(0.2)	(9.5)	1.2	Net revenues
Total reclassifications	$(15.9)	$(0.2)	$(9.3)	$0.1

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. All contracts have a maturity of less than six months. The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 23, 2015	April 25, 2014
Cash Flow Hedges
Forward contracts purchased	$159.1	$122.6
Balance Sheet Contracts
Forward contracts sold	183.2	155.5
Forward contracts purchased	304.7	389.9

We have master netting arrangements in place to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 23, 2015 and April 25, 2014. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented.

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

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
	Gain Recognized into Income		Gain Recognized into Income
Foreign exchange contracts	$11.0	$1.0	$9.4	$1.8

11. Restructuring and Other Charges

In May 2013, we initiated a business restructuring plan under which we realigned internal resources, resulting in a reduction of our global workforce of approximately 7%. Such activities were completed in the year ended April 25, 2014. In March 2014, we initiated a business realignment plan designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment, resulting in a reduction of our global workforce of approximately 4%. Such activities were completed in the nine months ended January 23, 2015. Restructuring and other charges consisted primarily of employee severance-related costs.

Activities related to these plans are summarized as follows (in millions):

	Nine Months Ended	Nine Months Ended
	January 23, 2015	January 24, 2014
	(March 2014 Plan)	(May 2013 Plan)
Balance at beginning of period	$26.5	$—
Net charges	—	49.5
Cash payments	(26.5)	(48.9)
Balance at end of period	$—	$0.6

The liability for our restructuring plans is included in accrued compensation and related benefits in our condensed consolidated balance sheets.

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 23, 2015	January 24, 2014
Effective tax rates	22.5%	14.3%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. In addition, our effective tax rate for the nine months ended January 23, 2015 was impacted by the extension of the federal research credit and the settlements of income tax audits as discussed below.

On December 19, 2014 the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2013 and before January 1, 2015. As a result of the extension, during the three and nine months ended January 23, 2015, we recorded a benefit of $6.0 million related to the current year research credit and a discrete benefit of $4.1 million related to a prior year credit that we will retroactively claim. The federal research credit expired on December 31, 2014.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Nine Months Ended
	January 23, 2015	January 24, 2014
Balance at beginning of period	$235.9	$189.6
Additions based on tax positions related to the current year	19.1	20.9
Additions for tax positions of prior years	101.5	1.8
Decreases for tax positions of prior years	(23.5)	(4.5)
Settlements	(57.6)	-
Balance at end of period	$275.4	$207.8

As of January 23, 2015, we had $275.4 million of gross unrecognized tax benefits, of which $220.2 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $169.7 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

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

On September 17, 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 from our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for withholding tax and filed an appeal with the Danish Tax Tribunal to that effect. On December 19, 2011, the Danish Tax Tribunal issued a ruling that our Danish subsidiary was not liable for Danish withholding tax. The Danish tax examination agency appealed to the Danish High Court in March 2012. The Danish High Court hearing has not yet occurred.

Our Dutch subsidiaries have concluded an advanced transfer pricing agreement with the Dutch tax authorities that will be effective from May 1, 2015 to April 30, 2020. The advanced transfer pricing agreement has terms similar to our current agreement which is set to expire on April 30, 2015.

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Numerator:
Net income	$176.8	$192.1	$425.0	$440.5
Denominator:
Shares used in basic computation	311.6	339.4	317.8	343.7
Dilutive impact of employee equity award plans	5.5	6.8	5.5	7.0
Dilutive impact of assumed conversion of Convertible Notes	—	—	—	0.7
Dilutive impact of warrants	—	—	—	0.3
Shares used in diluted computation	317.1	346.2	323.3	351.7
Net Income per Share:
Basic	$0.57	$0.57	$1.34	$1.28
Diluted	$0.56	$0.55	$1.31	$1.25

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Employee equity award plans	6.8	5.7	7.5	6.5

14. Segment, Geographic, and Significant Customer Information

We operate in one industry segment: the design, manufacturing, marketing, and technical support of high-performance storage and data management solutions. We conduct business globally, and our sales and support activities are managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from our internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance. We do not allocate costs of revenues, research and development, sales and marketing, or general and administrative expenses to our geographic regions in this internal management reporting because management does not review operations or operating results, or make planning decisions, below the consolidated entity level.

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Americas (United States, Canada and Latin America)	$836.9	$838.7	$2,574.2	$2,596.4
Europe, Middle East and Africa	509.2	546.9	1,391.7	1,439.9
Asia Pacific	205.2	224.4	617.1	639.8
Net revenues	$1,551.3	$1,610.0	$4,583.0	$4,676.1

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the United States were $747.2 million and $734.6 million during the three months ended January 23, 2015 and January 24, 2014, respectively, and were $2,309.8 million and $2,308.1 million during the nine months ended January 23, 2015 and January 24, 2014, respectively.

The majority of our assets, excluding cash, cash equivalents, restricted cash, investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents, restricted cash and investments held in the United States and internationally in various foreign subsidiaries (in millions):

	January 23, 2015	April 25, 2014
United States	$671.1	$688.5
International	4,594.5	4,360.9
Total	$5,265.6	$5,049.4

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 23, 2015	April 25, 2014
United States	$954.9	$1,021.4
International	95.8	87.4
Total	$1,050.7	$1,108.8

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Arrow Electronics, Inc.	22%	20%	23%	21%
Avnet, Inc.	16%	15%	16%	16%

The following customers accounted for 10% or more of net accounts receivable:

	January 23, 2015	April 25, 2014
Arrow Electronics, Inc.	12%	14%
Avnet, Inc.	N/A	16%

__________________

N/A - Not Applicable

15. Commitments and Contingencies

Operating Lease Commitments

We lease various equipment, vehicles and office space in the U.S. and internationally. As of January 23, 2015, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $203.2 million.

Purchase Orders and Other Commitments

In the ordinary course of business we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that product forecasts are not achieved, our commitments and associated accruals may change. As of January 23, 2015, we had $274.6 million in non-cancelable purchase commitments with our contract manufacturers and component suppliers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product revenues. As of January 23, 2015 and April 25, 2014, such liability amounted to $9.4 million and $11.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of January 23, 2015, we had $68.8 million in capital purchase commitments and $192.2 million in other purchase commitments.

Product Warranties

We generally provide customers a warranty on software of ninety days and a warranty on hardware of three years. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Balance at beginning of period	$96.6	$116.0	$110.0	$117.2
Expense accrued during the period	3.1	21.1	21.9	59.4
Warranty costs incurred	(12.2)	(20.0)	(44.4)	(59.5)
Balance at end of period	$87.5	$117.1	$87.5	$117.1

	January 23, 2015	April 25, 2014
Other current liabilities	$59.5	$73.0
Other long-term liabilities	28.0	37.0
Total	$87.5	$110.0

Financing Guarantees

Some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Under the terms of the non-recourse leases, we do not have any continuing obligations or liabilities to the third-party financing companies. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of January 23, 2015 and April 25, 2014, the aggregate amount by which such contingencies exceeded the associated deferred revenue was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of January 23, 2015 related to such matters as they are not probable and/or reasonably estimable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document includes:

•	our future financial and operating results;
•	our strategy;
•	our beliefs and objectives for future operations, research and development;
•	political, economic and industry trends;
•	expected timing of, customer acceptance of and benefits from, product introductions, developments and enhancements;
•	expected benefits from acquisitions and joint ventures, growth opportunities and investments;
•	expected outcomes from legal, regulatory and administrative proceedings;
•	our competitive position;
•	our short-term and long-term cash requirements, including without limitation, anticipated capital expenditures;
•	our anticipated tax rate;
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

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	the overall growth and structure of the data storage industry;
•	our ability to understand, and effectively respond to changes affecting, our market environment, products, technologies and customer requirements;
•	general global political, macroeconomic and market conditions;
•	changes in U.S. government spending;
•	our ability to accurately forecast demand for our products and services, and future financial performance;
•	our ability to successfully manage our backlog;
•	our ability to successfully execute on our strategy to generate profitable growth and stockholder return;
•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;
•	our ability to maintain our customer, partner, supplier and contract manufacturer relationships on favorable terms and conditions;
•	our ability to maintain our gross profit margins;

•	our ability to timely and successfully introduce and increase volumes of new products and services and to forecast demand and pricing for the same;
•	our ability to gain customer acceptance of new products;
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

•	our ability to resolve ongoing litigation, tax audits, government audits, inquiries and investigations in line with our expectations;
•	the availability of acceptable financing to support our future cash requirements;
•	our ability to effectively integrate acquired businesses, products and technologies;
•	valuation and liquidity of our investment portfolio;
•	foreign exchange rate impacts;
•	our ability to successfully recruit and retain critical employees and to manage our investment in people, process and systems;
•	our ability to anticipate techniques used to obtain unauthorized access or to sabotage systems and to implement adequate preventative measures against cybersecurity and other security breaches; and
•	those factors discussed under the heading “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Net revenues	$1,551.3	$1,610.0	$4,583.0	$4,676.1
Gross profit	$977.4	$1,002.3	$2,898.0	$2,877.1
Gross profit margin percentage	63.0%	62.3%	63.2%	61.5%
Income from operations	$202.5	$226.7	$554.9	$510.5
Income from operations as a percentage of net revenues	13.1%	14.1%	12.1%	10.9%
Net income	$176.8	$192.1	$425.0	$440.5
Diluted net income per share	$0.56	$0.55	$1.31	$1.25
Operating cash flows	$274.6	$331.8	$871.5	$980.1

	January 23, 2015	April 25, 2014
Deferred revenue	$3,109.7	$3,100.2
Days sales outstanding (DSO)	39	47

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

Results of Operations

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Revenues:
Product	59.9%	63.0%	59.8%	62.0%
Software entitlements and maintenance	14.6	14.1	14.7	14.7
Service	25.5	22.9	25.5	23.3
Net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product	27.1	28.0	26.5	28.3
Cost of software entitlements and maintenance	0.6	0.5	0.6	0.5
Cost of service	9.3	9.2	9.7	9.7
Gross profit	63.0	62.3	63.2	61.5
Operating expenses:
Sales and marketing	30.6	29.6	31.5	30.4
Research and development	14.8	14.3	15.0	14.7
General and administrative	4.5	4.3	4.6	4.4
Restructuring and other charges	—	—	—	1.1
Total operating expenses	49.9	48.2	51.1	50.6
Income from operations	13.1	14.1	12.1	10.9
Other income (expense), net	(0.2)	0.2	(0.1)	0.1
Income before income taxes	12.9	14.3	12.0	11.0
Provision for income taxes	1.5	2.4	2.7	1.6
Net income	11.4%	11.9%	9.3%	9.4%

Discussion and Analysis of Results of Operations

Overview

Net revenues for the three and nine months ended January 23, 2015 were $1,551.3 million, down $58.7 million, or 4%, and $4,583.0 million, down $93.1 million, or 2%, respectively, compared to the corresponding periods in the prior year, reflecting decreases in product and software entitlements and maintenance (SEM) revenues, partially offset by an increase in hardware maintenance contract revenues. Unfavorable foreign exchange rate changes resulted in a $22.4 million reduction of net revenues during the three months ended January 23, 2015, but had no significant impact on net revenues for the nine months ended January 23, 2015.

Gross profit as a percentage of net revenues increased 1% during the three months ended January 23, 2015 compared to the corresponding period in the prior year, reflecting higher gross margins on service revenues, partially offset by lower gross margins on product revenues. The lower gross margins on product revenues were primarily due to lower average selling prices (ASPs) on configured systems, reflecting changes in product mix, partially offset by a decrease in warranty costs. Gross profit as a percentage of net revenues increased 2% during the nine months ended January 23, 2015 compared to the corresponding period of the prior year due to higher gross margins on product revenues and service revenues. The higher gross margins on product revenues was due to lower OEM revenues and lower warranty costs, partially offset by lower gross margins on add-on storage.

Sales and marketing, research and development, and general and administrative expenses for the three and nine months ended January 23, 2015 were $774.9 million and $2,343.1 million, respectively, relatively flat from the corresponding periods of the prior year, but up 2% as a percentage of net revenues for each of these periods. This is primarily due to a decrease in compensation costs, offset by higher spending on projects.

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Net revenues	$1,551.3	$1,610.0	(4)%	$4,583.0	$4,676.1	(2)%

The decrease in net revenues for the three months ended January 23, 2015 was primarily due to a decrease in product revenues of $85.5 million, partially offset by an increase in service revenues of $27.2 million. Product revenues comprised 60% of net revenues for the three months ended January 23, 2015, compared to 63% for the three months ended January 24, 2014.

The decrease in net revenues for the nine months ended January 23, 2015 was primarily due to a decrease in product and SEM revenues of $159.9 million and $15.2 million, respectively, partially offset by an increase in service revenues of $82.0 million. Product revenues comprised 60% of net revenues for the nine months ended January 23, 2015, compared to 62% for the nine months ended January 24, 2014.

Sales through our indirect channels represented 81% and 80% of net revenues for the three and nine months ended January 23, 2015, respectively, compared to 83% and 82% of net revenues for the corresponding periods of the prior year. Included in indirect channel sales were $123.8 million and $371.1 million of OEM revenue during the three and nine months ended January 23, 2015, respectively, compared to $157.3 million and $474.9 million during the corresponding periods in the prior year.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Arrow Electronics, Inc.	22%	20%	23%	21%
Avnet, Inc.	16%	15%	16%	16%

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Product revenues	$929.5	$1,015.0	(8)%	$2,741.2	$2,901.1	(6)%

Product revenues consist of sales of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $553.3 million decreased by $15.8 million for the three months ended January 23, 2015, compared to the corresponding period of the prior year. Revenues from E-Series systems (which include our all flash EF systems) increased, but were offset by decreases in FAS entry level and mid-range systems. Total configured systems unit volume increased 9%, primarily due to a unit volume increase in the FAS high-end systems and E Series systems, but was partially offset by a decrease in unit volume of the FAS mid-range systems. These changes in unit volume reflect a shift in customer demand to our newer FAS high-end systems and higher demand for our E-Series systems, and away from our older FAS mid-range systems. ASPs decreased across all FAS systems and E Series systems platforms due to higher demand of newer lower priced products within their respective platforms. As a result, overall ASPs of configured systems were lower in the three months ended January 23, 2015, compared to the corresponding period of the prior year. In addition, revenues for configured systems were negatively impacted by $14.2 million as a result of unfavorable foreign exchange rates in the three months ended January 23, 2015 compared to the corresponding period in the prior year.

Non-configured product revenues of $376.2 million decreased $69.8 million, or 16%, during the three months ended January 23, 2015, compared to the corresponding period of the prior year. This decrease was primarily due to lower revenues from add-on storage, which declined 35%, as well as from non-configured OEM products, which declined 22%, but was partially offset by a 114% increase in revenues from add-on software. The decrease in add-on storage and increase in add-on software are largely due to the change in our pricing strategy that was effective in the fourth quarter of fiscal 2014, whereby we now charge for operating system software for storage capacity but have lowered prices on storage hardware. Non-configured revenues were negatively impacted by $7.2 million as a result of unfavorable foreign exchange rates in the three months ended January 23, 2015 compared to the corresponding period in the prior year.

Total configured system revenues of $1,637.4 million decreased by $17.8 million for the nine months ended January 23, 2015, compared to the corresponding period of the prior year. Revenues from E-Series systems increased, but were offset by decreases in FAS entry level and mid-range systems. Total configured systems unit volume increased 4% primarily due to a unit volume increase in the FAS mid-range and high-end systems and E Series systems platforms, partially offset by a decrease in unit volume of the FAS entry level systems. These changes in unit volume reflect a shift in customer demand to our newer FAS mid-range and high-end systems and higher demand for our E-Series systems, and away from our older FAS entry level systems. ASPs decreased across all FAS systems and E Series systems due to higher demand of newer lower priced products within their respective platform. As a result, overall ASPs of configured systems were lower in the nine months ended January 23, 2015, compared to the corresponding period of the prior year. Foreign exchange rate changes had no significant impact on configured systems revenues for the nine months ended January 23, 2015.

Non-configured product revenues of $1,103.8 million decreased $142.1 million, or 11%, during the nine months ended January 23, 2015 compared to the corresponding period of the prior year. This decrease was primarily due to lower revenues from add-on storage, which declined 26%, non-configured OEM products, which declined 22%, and but was partially offset by a 123% increase in revenues from add-on software. The decrease in add-on storage and increase in add-on software are largely due to the change in our pricing strategy discussed above. Foreign exchange rate changes had no significant impact on non-configured product revenues for the nine months ended January 23, 2015.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This can cause a wide variation in product configurations that can significantly impact revenues, cost of revenues and gross profits. Pricing changes, discounting practices, product competition, foreign currency impacts, unit volumes, customer mix, natural disasters and product materials costs can also impact revenues, cost of revenues and/or gross profits. Disks are a significant component of our storage systems. While our sales price per terabyte historically declines over time, improved system performance, increased capacity and software to manage this increased capacity have an offsetting favorable impact on product revenues.

Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Software entitlements and maintenance revenues	$226.6	$227.0	—%	$672.1	$687.3	(2)%

SEM revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, as well as bug fixes and patch releases.

The decrease in SEM revenues for the nine months ended January 23, 2015 was due to a decrease in the aggregate contract value of the installed base under SEM contracts.

Service Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Service revenues	$395.2	$368.0	7%	$1,169.7	$1,087.7	8%

Service revenues include hardware maintenance, professional services, and educational and training services.

Hardware maintenance contract revenues comprised 80% and 79% of service revenues for the three and nine months ended January 23, 2015, respectively, compared to 78% and 77% for the corresponding periods in the prior year, reflecting an increase of $29.7 million, or 10%, and $93.5 million, or 11%, respectively. The increases in hardware maintenance were a result of increases in the installed base and aggregate contract values under service contracts. Professional services and educational and training services comprised 20% and 21% of service revenues for the three and nine months ended January 23, 2015, respectively, and 22% and 23% of service revenues for the three and nine months ended January 24, 2014, respectively.

Revenues by Geographic Area:

	Three Months Ended		Nine Months Ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Americas (United States, Canada and Latin America)	54%	52%	56%	56%
Europe, Middle East and Africa	33%	34%	30%	31%
Asia Pacific	13%	14%	13%	14%

_________________________________

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Americas revenues were favorably impacted by higher revenues from U.S. public sectors markets, but unfavorably impacted by lower revenues from the U.S. commercial sector markets in the three months ended January 23, 2015, compared to the corresponding period in the prior year.

Cost of Revenues

Our cost of revenues consists of three elements: (1) cost of product revenues, which includes the costs of manufacturing and shipping our products, amortization of purchased intangible assets, inventory write-downs, and warranty costs, (2) cost of SEM, which includes the costs of providing SEM and third-party royalty costs and (3) cost of service revenues, which includes costs associated with providing support activities for hardware maintenance, global support partnership programs, professional services and educational and training services.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Cost of product revenues	$419.6	$450.7	(7)%	$1,215.6	$1,323.9	(8)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2015 to Fiscal 2014	Fiscal 2015 to Fiscal 2014
	Percentage Change Points	Percentage Change Points
Materials cost	(4)	(5)
Warranty	(4)	(3)
Excess and obsolete inventory	(1)	(1)
Amortization of purchased intangible assets	1	—
Other	1	1
Total change	(7)	(8)

Cost of product revenues represented 45% and 44% of product revenues for the three and nine months ended January 23, 2015, respectively, compared to 44% and 46% for the corresponding period of the prior year. As a result, product gross margin percentages were 55% and 56% for the for the three and nine months ended January 23, 2015, respectively, compared to 56% and 54% for the corresponding period of the prior year.

Materials cost represented 86% and 84% of product costs for the three months ended January 23, 2015 and January 24, 2014. Materials cost decreased $17.8 million in the three months ended January 23, 2015 compared to the corresponding period of the prior year. Material costs were impacted by a 9% unit volume increase in configured systems in the three months ended January 23, 2015. Overall materials unit cost for configured systems decreased due to a decrease in average unit materials cost of all of our FAS systems and E-Series systems platforms, as well as changes in product mix. The decrease in materials costs also reflects lower OEM product volume and lower materials cost of add-on hardware. In addition, cost of product revenues were favorably impacted by decreases of $17.9 million in warranty expense and $3.9 million in excess and obsolete inventory write-downs, partially offset by a $4.6 million increase in the amortization of developed technology associated with our acquisitions.

Materials cost represented 86% and 83% of product costs for the nine months ended January 23, 2015 and January 24, 2014, respectively. Materials cost decreased $59.8 million in the nine months ended January 23, 2015 compared to the corresponding period of the prior year. Material costs were impacted by a 4% unit volume increase in configured systems in the nine months ended January 23, 2015 compared to the corresponding period of the prior year. Overall materials unit cost for configured systems decreased slightly due to a decrease in average unit materials costs in our mid-range and high-end FAS systems and E-Series platforms, as well as changes in product mix. Additionally, total material costs decreased due to lower OEM product volume and lower materials cost of add-on hardware. Cost of product revenues were also favorably impacted by decreases of $37.5 million in warranty expense and $9.8 million in excess and obsolete inventory write-downs.

Cost of Software Entitlements and Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Cost of software entitlements and maintenance revenues	$9.4	$7.7	22%	$26.2	$22.7	15%

Cost of SEM revenues increased primarily due to higher royalty costs and software maintenance costs in the three and nine months ended January 23, 2015 compared to the three and nine months ended January 24, 2014. Cost of SEM revenues represented 4% of SEM revenues for each of the three and nine months ended January 23, 2015 compared to 3% for each of the three and nine months ended January 24, 2014.

Cost of Service Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Cost of service revenues	$144.9	$149.3	(3)%	$443.2	$452.4	(2)%

Cost of service revenues decreased during the three and nine months ended January 23, 2015 compared to the three and nine months ended January 24, 2014, primarily due to lower contracted services costs, logistics, materials rework and service delivery costs, partially offset by an increase in spares materials costs. Costs represented 37% and 41% of service revenues for the three months ended January 23, 2015 and January 24, 2014, respectively, and represented 38% and 42% of service revenues for the nine months ended January 23, 2015 and January 24, 2014, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased $19.8 million, or 4%, and $18.8 million, or 1%, for the three and nine months ended January 23, 2015, respectively, compared to the corresponding periods in the prior year, primarily due to decreases in incentive compensation costs reflecting lower attainment against goals.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Sales and marketing expenses	$474.8	$475.9	—%	$1,443.0	$1,423.2	1%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology costs, advertising and marketing promotional expense, and travel and entertainment expense. Sales and marketing expenses increased due to the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2015 to Fiscal 2014	Fiscal 2015 to Fiscal 2014
	Percentage Change Points	Percentage Change Points
Compensation costs	(3)	(1)
Commissions	—	1
Sales events	1	—
Other	2	1
Total change	—	1

The decrease in compensation costs for the three and nine months ended January 23, 2015 is primarily due to lower salaries, stock-based compensation and benefits expense, reflecting a 1% decrease in headcount, as well as a decrease in incentive compensation costs. Commissions expense was relatively flat in the three months ended January 23, 2015, but increased during the nine months ended January 23, 2015, reflecting higher bookings achievement compared to the corresponding period in the prior year. In addition, foreign exchange rate changes resulted in a favorable impact of $10.0 million during the three months ended January 23, 2015, but had no significant impact for the nine months ended January 23, 2015.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Research and development expenses	$229.9	$230.3	—%	$686.9	$686.6	—%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. The changes in research and development expense consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2015 to Fiscal 2014	Fiscal 2015 to Fiscal 2014
	Percentage Change Points	Percentage Change Points
Compensation costs	(1)	—
Outside services	1	1
Development projects	—	(1)
Total change	—	—

The decrease in compensation costs during the three months ended January 23, 2015 is primarily due to lower incentive compensation costs, partially offset by higher average salaries. Outside services expense during the three and nine months ended January 23, 2015 increased due to higher spending on contractors. The decrease in development projects expense during the nine months ended January 23, 2015 reflects lower spending on materials and services associated with engineering activities to develop new product lines and enhancements to existing products.

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

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
General and administrative expenses	$70.2	$69.4	1%	$213.2	$207.3	3%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. General and administrative expense increased due to the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2015 to Fiscal 2014	Fiscal 2015 to Fiscal 2014
	Percentage Change Points	Percentage Change Points
Compensation costs	(2)	(1)
Professional and legal fees and outside services	3	2
Bad debt expense	—	1
Other	—	1
Total change	1	3

The decrease in compensation costs for the three and nine months ended January 23, 2015 is primarily due to lower incentive compensation costs and benefits expenses, partially offset by higher salaries due to a 3% increase in headcount. The increase in professional and legal fees and outside services for the three months and nine months ended January 23, 2015 reflects higher spending levels on contractors and professional services. Bad debt expense for the nine months ended January 23, 2015 increased $1.5 million, compared to the corresponding period in the prior year.

Restructuring and other charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Restructuring and other charges	$—	$—	—%	$—	$49.5	(100)%

In March 2014 and May 2013, we initiated business realignment plans designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment, resulting in a reduction of our global workforce. The charges for the nine months ended January 24, 2014 represent employee severance costs recognized in connection with the May 2013 restructuring plan. We completed all activities under the May 2013 plan during fiscal 2014, and have completed activities under the March 2014 plan in the second quarter of fiscal 2015. See Note 11 to the Condensed Consolidated Financial Statements for more details regarding our restructuring plans.

Other Income (Expense), Net

Interest Income (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Interest income	$8.6	$7.9	9%	$25.0	$26.4	(5)%

The increase in interest income during the three months ended January 23, 2015 was primarily due to a shift in our investment portfolio to higher-yielding investments. The decrease in interest income during the nine months ended January 23, 2015 was primarily due to a decrease in our average investment portfolio compared to the corresponding period in the prior year.

Interest Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Interest expense	$(11.1)	$(6.7)	66%	$(31.0)	$(29.7)	4%

Interest expense, including the amortization of debt discount and issuance costs, is related to our Senior Notes and Convertible Notes as summarized below:

	Three Months Ended		Nine Months Ended
	January 23,	January 24,	January 23,	January 24,
	2015	2014	2015	2014
Senior Notes	$10.6	$6.2	$29.9	$18.7
Convertible Notes	—	—	—	10.2
Total	$10.6	$6.2	$29.9	$28.9

The increase in interest expense related to our Senior Notes reflects the issuance of our 3.375% Senior Notes due 2021 in June 2014, and the decrease in interest expense related to our Convertible Notes reflects their maturity in June 2013.

Other Income (Expense), Net (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Other income (expense), net	$0.1	$1.7	(94)%	$(0.2)	$6.9	NM

__________________

NM - Not Meaningful

The changes in other income (expense), net for the three and nine months ended January 23, 2015 compared to the corresponding period in the prior year is primarily due to higher net foreign exchange losses.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Provision for income taxes	$23.3	$37.5	(38)%	$123.7	$73.6	68%

Our effective tax rate for the three months ended January 23, 2015 was 11.7% compared to an effective tax rate of 16.3% for the three months ended January 24, 2014. Our effective tax rate for the nine months ended January 23, 2015 was 22.5% compared to an effective tax rate of 14.3% for the nine months ended January 24, 2014. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates during the three and nine months ended January 23, 2015 and January 24, 2014, respectively, were favorably impacted by the geographic mix of profits. Our effective tax rate for the three months ended January 23, 2015 decreased compared to the prior year, as a result of the extension of the federal research credit through December 31, 2014. Our effective tax rate for the nine months ended January 23, 2015 increased compared to the prior year primarily as a result of the settlements of income tax audits, net of the benefits due to the extension of the federal research credit, as further discussed below.

On December 19, 2014, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2013, and before January 1, 2015. As a result of the extension, during the three months ended January 23, 2015 we recorded a benefit of $6.0 million related to the current year research credit and a discrete benefit of $4.1 million related to prior year credits that we will retroactively claim. The federal research credit expired on December 31, 2014.

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

As of January 23, 2015, we had $275.4 million of gross unrecognized tax benefits, of which $220.2 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $169.7 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized. During the nine months ended January 23, 2015, there was an increase in our unrecognized tax benefits of $19.1 million for tax positions related to the current year, a gross increase of $101.5 million and a gross decrease, including statute lapses, of $23.5 million for tax positions related to prior years. We also recorded a gross decrease of $57.6 million related to settlements with taxing authorities during the period.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Liquidity, Capital Resources and Cash Requirements

($ in Millions)	January 23, 2015	April 25, 2014
Cash and cash equivalents and short-term investments	$5,252.5	$5,003.3
Principal amount of Senior Notes	1,500.0	1,000.0
Debt as a % of stockholders' equity	43%	26%

The following is a summary of our cash flows activities:

	Nine Months Ended
(In Millions)	January 23, 2015	January 24, 2014
Net cash provided by operating activities	$871.5	$980.1
Net cash provided by (used in) investing activities	(178.6)	599.9
Net cash used in financing activities	(389.3)	(2,707.3)
Effect of exchange rate changes on cash and cash equivalents	(54.9)	2.9
Net increase (decrease) in cash and cash equivalents	$248.7	$(1,124.4)

Cash Flows

As of January 23, 2015, our cash, cash equivalents and short-term investments increased by $0.3 billion from April 25, 2014 to $5.3 billion. The increase was primarily due to $494.7 million of net proceeds received from the issuance of long-term debt and $871.5 million of cash provided by operating activities, partially offset by $918.9 million in cash paid for the repurchase of our common stock. Accounts receivable days sales outstanding as of January 23, 2015 decreased to 39 days from 47 days as of April 25, 2014, reflecting seasonal improvements in shipment linearity. Working capital increased by $286.6 million to $4.1 billion as of January 23, 2015 primarily as a result of an increase in cash, cash equivalents and short-term investments and a decrease in accrued compensation, partially offset by decrease in accounts receivable.

Cash Flows from Operating Activities

The primary sources of cash from operating activities during the nine months ended January 23, 2015 consisted of net income of $425.0 million, adjusted by non-cash depreciation and amortization of $234.6 million and stock-based compensation of $196.1 million.

Changes in assets and liabilities as of January 23, 2015 included the following:

•

Accounts receivable decreased $186.7 million in the nine months ended January 23, 2015 and decreased $213.4 million in the nine months ended January 24, 2014, reflecting seasonal improvement of shipment linearity in the third quarter of our fiscal years compared to the fourth quarter of our fiscal years.

•

Accrued compensation and benefits decreased $85.5 million due primarily to employee compensation payouts related to fiscal year 2014 incentive compensation plans and restructuring obligations, compared to $53.6 million for the corresponding period of the prior year, reflecting higher incentive compensation plan payouts in the current period.

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

Cash Flows from Investing Activities

During the nine months ended January 23, 2015, we generated $41.6 million from maturities and sales of investments, net of purchases, and paid $138.1 million for capital expenditures, compared to $762.7 million and $165.4 million, respectively, in the corresponding period of the prior year. In addition, in the nine months ended January 23, 2015, we expended $84.6 million of cash on acquisitions.

Cash Flows from Financing Activities

During the nine months ended January 23, 2015, we generated $494.7 million, net, from the issuance of long-term debt and used $918.9 million for the repurchase of 23.1 million shares of our common stock and $156.9 million for the payment of dividends, compared to $1,507.0 million used for the repurchase of common stock and $153.1 million for the payment of dividends in the corresponding period of the prior year. In addition, we repaid $1,264.9 million of our Convertible Debt in the prior year.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including potential future issuances of debt, equity or other securities, will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

Liquidity

Our principal sources of liquidity as of January 23, 2015 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	January 23, 2015	April 25, 2014
Cash and cash equivalents	$2,539.7	$2,291.0
Short-term investments	2,712.8	2,712.3
Total	$5,252.5	$5,003.3

As of January 23, 2015 and April 25, 2014, $4.6 billion and $4.3 billion, respectively, of cash, cash equivalents and short-term investments was held by various foreign subsidiaries and was generally based in U.S. dollar-denominated holdings, while $0.7 billion was available in the United States as of each period end. Most of the amounts held outside the United States can be repatriated to the United States but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings for cash requirements in the United States, we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carry forwards. However, our intent is to keep these funds permanently reinvested outside of the United States, and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 23, 2015.

Our investment portfolio has been and will continue to be exposed to market risk due to trends in the credit and capital markets. We continue to closely monitor current economic and market events to minimize the market risk of our investment portfolio. We utilize a variety of planning and financing strategies in an effort to ensure our worldwide cash is available when and where it is needed. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs, capital expenditures, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties.

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 23, 2015 (in millions):

2.00% Senior Notes Due 2017	$750.0
3.375% Senior Notes Due 2021	500.0
3.25% Senior Notes Due 2022	250.0
Total	$1,500.0

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 of the accompanying condensed consolidated financial statements.

Credit Facility

Our credit facility, under which we may borrow up to $250.0 million, provides another potential source of liquidity. The credit facility is an unsecured five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested at that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. As of January 23, 2015, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

We also have an automatic shelf registration statement on file with the Securities and Exchange Commission. We may in the future offer an additional unspecified amount of debt, equity and other securities.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2015 to be between $25.0 million and $75.0 million.

Dividends and Stock Repurchase Program

On February 11, 2015, we declared a cash dividend of $0.165 per share of common stock, payable on April 23, 2015 to holders of record as of the close of business on April 10, 2015.

As of January 23, 2015, our Board of Directors had authorized the repurchase of up to $7.1 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 23, 2015, we repurchased a total of 207.4 million shares of our common stock at an average price of $33.35 per share, for an aggregate purchase price of $6.9 billion. As of January 23, 2015, the remaining authorized amount for stock repurchases under this program was $205.9 million. In February 2015, our Board of Directors increased our stock repurchase program by an additional $2.5 billion with no termination date. We plan to repurchase $206 million of our common stock by the end of May 2015, and expect to repurchase the additional $2.5 billion by the end of May 2018, with the first $1 billion expected to be purchased by the end of May 2016.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of January 23, 2015, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $203.2 million.

Purchase Orders and Other Commitments

In the ordinary course of business we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that product forecasts are not achieved, our commitments and associated accruals may change. As of January 23, 2015, we had $274.6 million in non-cancelable purchase commitments with our contract manufacturers and component suppliers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product revenues. As of January 23, 2015 and April 25, 2014, such liability amounted to $9.4 million and $11.5 million, respectively, and is included in other current liabilities in our condensed consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of January 23, 2015, we had $68.8 million in capital purchase commitments and $192.2 million in other purchase commitments.

Unrecognized Tax Benefits

As of January 23, 2015, our liability for uncertain tax positions was $199.2 million, including penalties, interest and indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 15 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of January 23, 2015, we had financial guarantees of $10.2 million that were not recorded on our consolidated balance sheet that consisted of standby letters of credit and surety bonds.

Some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Under the terms of the non-recourse leases, we do not have any continuing obligations or liabilities to the third-party financing companies. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of January 23, 2015 and April 25, 2014, the aggregate amount by which such contingencies exceeded the associated deferred revenue was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of January 23, 2015, we had debt investments of $2.7 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, commercial paper, certificates of deposit, U.S. Treasury securities and U.S. government agency securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of January 23, 2015 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $30 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of January 23, 2015, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 of the accompanying consolidated financial statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250.0 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 23, 2015, no amounts were outstanding under the credit facility.

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

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward and option contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of less than six months. See Note 10 to the accompanying consolidated financial statements for more information regarding our derivatives and hedging activities.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 23, 2015, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage solutions to address this demand. However, despite continued data growth, the storage market did not experience growth in calendar years 2013 and 2014 due to a combination of customers delaying purchases in the face of technology transitions, increased storage efficiency, and changing economic and business environments. Recent technology trends, such as the emergence of cloud storage, software as a service (SaaS) and flash storage and converged architectures are driving significant changes in storage architectures and solution requirements. The impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, or if the consumption model of storage changes and our new and existing products and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

Continuing uncertain economic and political conditions restrict our visibility and may harm our operating results, including our revenue growth and profitability.

The continuing global economic uncertainty and political and fiscal challenges in the United States (U.S.) and abroad due to the financial and fiscal crises of recent years have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage, and networking industries at large, as well as the information technology (IT) market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Additionally, budgetary constraints and shifts in government spending priorities have caused, and may in the future again cause, governments, including the U.S. government, to decrease purchases of storage equipment. Consequently, we expect these concerns to challenge our business for the foreseeable future, and potentially cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers, with a corresponding variety of sales cycles. In addition, the majority of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. During the nine months ended January 23, 2015, revenues generated from sales through our indirect channel accounted for 80% of net revenues. This structure significantly complicates our ability to forecast future revenue, particularly within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area could harm our operating results, as qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken or if they fail to comply with legal or regulatory requirements, our business, operating results and financial condition could be harmed.

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

We have OEM relationships with several companies, which collectively accounted for 8% of our net revenues during the nine months ended January 23, 2015, compared to 10% during the corresponding period of the prior year. These OEMs market and sell their branded solutions based on our unified solutions, as well as associated software offerings. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. We also compete with some of our OEMs, further complicating our relationships with them. Therefore, our relationships with these OEMs may not continue to generate significant revenues and our total revenues may continue to decline. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products, nor do we control their pricing.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected us in the past, and in the future could negatively affect our revenues.

For the nine months ended January 23, 2015, sales to distributors Arrow Electronics, Inc. and Avnet, Inc. accounted for 23% and 16%, respectively, of our net revenues. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

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

For instance, media reports starting in November 2011 asserted that certain of our products were delivered to Syria through a third-party, possibly in violation of U.S. export-control laws. Following these media reports, we met with U.S. government officials, provided information at their request, and expressed our willingness to continue cooperating with any further inquiry or investigation. In April 2014, we were notified by the U.S. government that it had completed its review of the matter and determined that we did not violate the U.S. export laws and that the government had closed its inquiry into the matter. However, if in the future we are ever found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition. As in the case of the media reports regarding Syria described above, even if we are not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm and distract senior executives from managing our normal day-to-day operations. Such collateral consequences could have a material adverse impact on our business, operating results and financial condition.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. For the nine months ended January 23, 2015, our international revenues accounted for 50% of our net revenues. In addition, a substantial portion of our products are manufactured outside of the U.S., and we have research and development and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by factors affecting our international operations, but not experienced in the U.S., including, among other things, local political or economic conditions, trade protection and export and import requirements, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal 2012, we completed the acquisition of certain assets related to Engenio, in fiscal 2013, we completed the acquisitions of CacheIQ and ionGrid and in fiscal 2015, we acquired the SteelStore product line from Riverbed Technology, Inc. The benefits we expect to receive from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business. Any inaccuracy in our acquisition assumptions, any failure to uncover liabilities or risks associated with the acquisition, any failure to make the acquisition on favorable terms, or any failure to integrate the acquired business or assets as and when expected, may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our results of operations or our business. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

As of January 23, 2015, $4.6 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities; and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted.

If we default under our significant debt obligations, including our Senior Notes, our business, operating results and financial condition will be harmed. Moreover, covenants associated with our Senior Notes may unduly restrict our business.

We have Senior Notes outstanding as of January 23, 2015 in an aggregate principal amount of $1.5 billion that mature at specific dates in calendar 2017, 2021 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250.0 million, under which we had no borrowings outstanding as of January 23, 2015. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed.

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

We have in the past and may in the future incur restructuring charges and asset impairments in response to changing market conditions or cost-cutting initiatives.

We have in the past undertaken cost savings initiatives in response to changes in market conditions and market demand for our products. For example, in May 2013 and March 2014 we executed restructuring events designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment. As a result, we recognized substantial restructuring charges. We may in the future undertake initiatives that may include restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. These charges would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers. In addition, to increase revenues, we will be required to develop a larger and more effective sales force and support infrastructure. Competition for qualified employees, particularly in Silicon Valley, is intense. The loss of the services of a significant number of our employees, or our inability to hire skilled personnel, particularly engineers, salespeople and key managers, could be disruptive to our development efforts, sales results and/or business relationships and could materially and adversely affect our operating results. Equity grants are a critical component of our current compensation programs. If we reduce, modify or eliminate our equity programs, due to increased shareholder activism, heightened focus on corporate compensation practices, or increased scrutiny of the dilutive effects of such programs, we may have difficulty attracting and retaining critical employees.

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

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our results of operations and financial condition could be materially adversely affected. In addition, our headquarters and one of our major data centers are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business and our financial condition could be impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 23, 2015:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program (1)	Repurchase Program (1)
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 25, 2014 - November 21, 2014	2,618	$42.16	205,326	$295.5
November 22, 2014 - December 19, 2014	2,087	$42.24	207,413	207.4
December 20, 2014 - January 23, 2015	36	$40.63	207,449	205.9
Total	4,741	$42.18

(1)

As of January 23, 2015, our Board of Directors had authorized the repurchase of up to $7.1 billion of our common stock under a stock repurchase program. Since the May 13, 2003 inception of this program through January 23, 2015, we repurchased a total of 207.4 million shares of our common stock at an average price of $33.35 per share, for an aggregate purchase price of $6.9 billion. As of January 23, 2015, the remaining authorized amount for stock repurchases under this program was $0.2 billion with no termination date. The stock repurchase program may be suspended or discontinued at any time.

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

Dated: February 25, 2015

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