Form 10-K
period 2015-04-24
NetApp, Inc.
filed 2015-06-12
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 24, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 24, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,344,629,689 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On May 29, 2015, 304,979,186 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 24, 2015.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document includes:

•	our future financial and operating results;
•	our strategy;
•	our beliefs and objectives for future operations, research and development;
•	expectations regarding future growth and performance;
•	political, economic and industry trends;
•	expected timing of, customer acceptance of and benefits from, product introductions, developments and enhancements;
•	expected benefits from acquisitions and joint ventures, growth opportunities and investments;
•	expected outcomes from legal, regulatory and administrative proceedings;
•	our competitive position;
•	our short-term and long-term cash requirements, including, without limitation, anticipated capital expenditures;
•	our anticipated tax rate;
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

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	the overall growth, structure and changes of the data storage industry;
•	our ability to understand, and effectively respond to changes affecting, our market environment, products, technologies and customer requirements, including the impact of the cloud;
•	general global political, macroeconomic and market conditions;
•	changes in U.S. government spending;
•	our ability to accurately forecast demand for our products and services, and future financial performance;
•	our ability to successfully manage our backlog;
•	our ability to successfully execute on our strategy to generate profitable growth and stockholder return;
•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;
•	our ability to maintain our customer, partner, supplier and contract manufacturer relationships on favorable terms and conditions;
•	our ability to maintain our gross profit margins;
•	our ability to timely and successfully introduce and increase volumes of new products and services and to forecast demand and pricing for the same;
•	our ability to gain customer acceptance of new products;
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

•	our ability to resolve ongoing litigation, tax audits, government audits, inquiries and investigations in line with our expectations;
•	our ability to accelerate the adoption of our newest products;
•	the availability of acceptable financing to support our future cash requirements;
•	our ability to effectively integrate acquired businesses, products and technologies;
•	valuation and liquidity of our investment portfolio;
•	foreign exchange rate impacts;
•	our ability to successfully recruit and retain critical employees and to manage our investment in people, process and systems;
•	our ability to anticipate techniques used to obtain unauthorized access or to sabotage systems and to implement adequate preventative measures against cybersecurity and other security breaches; and
•	those factors discussed under the heading “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document and are based upon information available to us at this time. These statements are not guarantees of future performance. Except as required by law, we disclaim any obligation to update information in any forward-looking statement. Actual results could vary from our forward-looking statements due to the foregoing factors as well as other important factors.

PART I

Item 1.  Business

Overview

NetApp, Inc. (NetApp, we or us) provides software, systems and services to manage and store customer data. We enable enterprises, service providers, governmental organizations, and partners to envision, deploy and evolve their IT environments. Customers benefit from our collaboration with other technology leaders to create the specific solutions they need. We were incorporated in 1992 and created the world’s first networked storage appliance. Today, we offer a portfolio of products and services that satisfy a broad range of customer workloads across different data types and deployment models.

Customer Needs

With an IT industry in transition, enterprise IT buyers have many choices in delivery options and emerging technologies. Customers are looking to NetApp for guidance and innovation to help them achieve the right balance of flexibility, cost and data control. They want help creating long-term IT strategies that reduce costs and risk while driving growth and success for their organizations.

New cloud computing options in particular offer compelling advantages but also raise risks. Customers want to seamlessly integrate public cloud resources as an extension of their internal IT environment, an approach known as hybrid cloud. One of the biggest challenges to this vision is data management. While other parts of the IT infrastructure are largely interchangeable and carry no history, once data is created it needs to be protected and managed for its lifetime. As data grows, data and application mobility consume more time and bandwidth. The net result is that data management, NetApp's core competency, has become essential to realizing the promise of the hybrid cloud. To help customers navigate this changing IT landscape, NetApp is investing in key areas including:

Hybrid Cloud. NetApp believes that the hybrid cloud will become the dominant model for enterprise IT for years to come. Customers are attracted by the speed and scale benefits of the public cloud but need new data management strategies to keep control of data as it moves beyond the walls of the enterprise. Today, the hybrid cloud is a range of isolated, incompatible data silos. Every cloud provider has a different way to manage customers’ data, making it difficult to move data from one cloud provider to another. NetApp’s vision for enabling customers to achieve both data control and choice in IT deployment models in the hybrid cloud is called the data fabric. Our patented data management solutions give customers confidence that no matter where their data resides, on-premises or in a public cloud resource, they can control, integrate, move, secure and consistently manage it. Customers benefit from NetApp’s investments and expertise in building enterprise-class hybrid cloud deployments that adapt as their needs change.

Flash. Multiple approaches to the use of flash will become the standard for enterprises as they evolve their long-term IT strategies. NetApp is focused on building a deep and differentiated patented technology around flash, and providing a portfolio of offerings to help customers best integrate flash into their enterprise. We offer both all-flash arrays and hybrid flash arrays to enable the right balance of performance, efficiency, reliability and scale. Our flash solutions help customers drive greater speed, responsiveness, and value from the applications that control key business operations. Our offerings remove performance bottlenecks that negatively affect productivity and the customer experience and eliminate storage overprovisioning that increases costs and adds to inefficiency. Our broad portfolio includes hybrid and all-flash storage offerings, which enable IT organizations to optimize the level of performance, efficiency, and scale to meet their specific needs.

Converged infrastructure. Due to budget constraints and skill imbalances, our customers need greater support from their technology partners to evaluate, integrate, deploy and sustain the sophisticated solutions they need to stay competitive. This trend is driving the demand for converged infrastructure solutions that reduce the time of deployment and lower integration risk. By working with other best-in-class hardware and software providers, NetApp offers a compelling business value through our FlexPod® converged solutions, which reduce risks in ways that cannot be matched by the proprietary stacks offered by server vendors. FlexPod offerings, created in partnership with Cisco, provide a broad range of reference architectures based on our patented technology. Solutions are available for popular top-tier business applications, including Microsoft, Oracle, SAP and Citrix. We also offer FlexPod solutions for dedicated, high-performance workloads such as big data, HPC, and video analytics that integrate Hadoop.

Software-defined Storage: Software-defined storage (SDS) is a key component of the software-defined data center, an evolving architecture and set of technologies designed to speed delivery of IT services to application owners within an enterprise. In an SDS model, storage services are delivered as a software layer that can be abstracted from underlying hardware. NetApp is a leader in delivering innovative SDS technology, having followed the principles of SDS for more than 20 years by incorporating our patented software-defined capabilities throughout our products, rather than adding a separate management layer. Working with NetApp, IT organizations can deploy SDS solutions that address both near-term demands as well as create a long-term roadmap to extend improvements across services provisioning, storage virtualization, infrastructure data collection, data retention, analysis, and reporting as business needs change.

Product, Services and Solutions Portfolio

Our data management and storage offerings help improve business productivity, performance and profitability, while providing investment protection and enhanced asset utilization. We complement our enterprise-class storage solutions with services expertise that maximizes the business benefits customers gain from deploying our products. In fiscal year 2015, NetApp demonstrated our ability to help customers make sense of the changing IT landscape with products and services that satisfy a broad range of customer workloads across different data types and deployment models.

Our patented unified scale-out fabric-attached storage (FAS) platform uses the NetApp Data ONTAP® storage operating system. Data ONTAP software delivers integrated data protection, comprehensive data management, and built-in efficiency software for virtualized, shared infrastructures, cloud computing, and mixed workload business applications. Our E-Series platform with SANtricity® storage management software offers high-performance, reliable, scalable, and space-efficient storage for demanding storage area networks workloads needing an optimized price-to-performance ratio. We offer hybrid and all-flash configurations of both E-Series and FAS platforms.

Our new FlashRay™ all-flash array system, which runs the Mars™ operating system, is designed from the ground up to improve the performance, efficiency and manageability of all-flash storage architectures used in enterprise application environments.

In October 2014, we announced the acquisition of Riverbed Technology’s SteelStore® product line. The SteelStore product supports leading backup applications and cloud providers so that customers have a choice in how they extend their existing data protection infrastructure into the cloud. This enables us to offer enterprises cloud-integrated storage to securely and efficiently back up their data, to both private and public cloud environments.

Data Storage Systems

FAS Unified Storage Systems

Our FAS family of unified storage systems streamlines, simplifies, and consolidates storage and data management. Our modular, scalable, and highly available FAS architecture supports both scale-up and scale-out growth strategies utilizing the highly efficient Data ONTAP storage operating system.

In June 2014, NetApp introduced two new FAS storage system platforms—the extreme-performance FAS8080 EX and the entry value-priced FAS2500. The FAS8080 EX is optimized for performance-intensive storage area network (SAN) and network-attached storage (NAS) workloads at the largest scale. The entry-level FAS2500 hybrid arrays meets the needs of smaller organizations for simplified operations, integration with existing partner ecosystems, extended system life, and investment protection in their storage assets as their company grows.

E-Series Storage Systems

Since May 2011, NetApp has been offering E-Series storage arrays for SAN workloads. Core patented differentiators of this price-performance leader include enterprise reliability, availability and scalability. Customers choose E-Series for general purpose computing, high-density content repositories, video surveillance, and high-performance computing workloads where data is managed by the application and the advanced data management capabilities of Data ONTAP storage operating system are not required. The modular flexibility of the E-Series enables custom configurations optimized to scale as needed up to petabytes of performance-oriented storage.

In February 2015, NetApp announced the E5600, the newest hybrid entry in the E-Series family. It offers a mix of flash and disk to provide cost-effective performance for capacity-intensive applications such as email, SharePoint, high-performance computing, data warehousing and video.

Flash Systems and Technologies

NetApp flash solutions enable business agility, improve user experience, lower costs, and use less energy than traditional storage solutions. We are a leader in the delivery of flash innovation. We integrate flash technology across our FAS and E-Series storage platforms, in all-flash and hybrid configurations, and offer the dedicated FlashRay all-flash array.

All-Flash Arrays

NetApp all-flash arrays are designed to deliver extreme input/output operations per second (IOPS) and ultralow latency to drive greater speed, responsiveness, and value from the applications that control key business operations.

NetApp offers three complementary platforms in our all-flash portfolio:

NetApp EF-Series is a field-proven platform with a highly efficient, streamlined, patented operating system that was built for I/O-intensive workloads where the focus is on performance, latency, density, and price. EF-Series meets customer needs for latency-sensitive databases and high-performance SAN workloads that leverage application-based advanced data management features. Our newest model, the EF560, was introduced in January 2015, with improvements in storage performance to offer the absolute and consistent latency, bandwidth and IOPS critical to enterprise database and analytics applications.

NetApp All-Flash FAS combines low-latency performance with robust data management, built-in efficiencies, integrated data protection, multiprotocol support, and nondisruptive operations. All-Flash FAS can be deployed as a standalone system with Data ONTAP software. It also can be deployed as a high-performance tier in a clustered Data ONTAP® configuration with nondisruptive data mobility between tiers. FAS was built for consolidated workloads and is ideally suited for customers interested in building efficient shared storage infrastructures using clustered Data ONTAP.

NetApp FlashRay is our new architecture built from the ground up to improve the economics and performance of flash, while delivering the classic NetApp values of efficiency, protection and data management. The result is an innovative, patented approach to all-flash storage that delivers adaptable low-latency performance and no-compromise inline efficiencies. We designed FlashRay arrays with the future in mind, establishing a foundation that will enable tight integration with Data ONTAP and leverage future solid-state technologies to further drive down the cost of all-flash storage.

Hybrid Arrays

Flash storage today is primarily offered in the form of hybrid arrays, a practical best-of-both-worlds approach that uses a mix of flash and traditional hard disk drives (HDD). Hybrid arrays provide the right level of performance at the right cost for mainstream business applications. Hybrid FAS and E-Series arrays combine flash storage with HDD storage to increase performance, reduce latency, shrink rack space requirements, and lower power and cooling costs.

Data Management Software

Data ONTAP Storage Operating System

NetApp’s Data ONTAP storage operating system is a patented, unified data storage platform that supports any mix of SAN and NAS environments. Our platform is compatible with UNIX, Linux, Windows, and web environments.

Clustered Data ONTAP software enables unrestricted and secure data movement across multiple cloud environments and paves the way for software-defined data centers. It offers advanced performance, availability, and efficiency. In a single, feature-rich platform, clustered Data ONTAP software lets customers scale their infrastructure without increasing IT staff. Benefits include:

Nondisruptive operations — Perform storage maintenance, hardware lifecycle operations, and software upgrades without business interruptions.

Proven efficiency — Reduces storage costs by consolidating workloads on the same infrastructure.

Seamless scalability — SAN and NAS storage capacity, performance, and operations scale without reconfiguring running applications.

In October 2014, we introduced the latest release of clustered Data ONTAP. Enhancements to this software-defined storage operating system help organizations of all sizes improve their levels of availability, performance and efficiency. New support for NetApp MetroCluster™ Disaster Recovery Software in this release provides enterprises with uninterrupted recovery from failures across data centers. Critical business applications can continue to operate in the event of disasters or planned outages. The latest version of the software includes performance optimizations for all-flash nodes so customers can maximize performance without sacrificing rich data management, protection, or flexible data movement. The new software includes increased efficiency that significantly improves the cost per gigabyte and cost per IOPS of clustered Data ONTAP, delivering a better return on investment for organizations.

Our new Cloud ONTAP subscription service, announced in October 2014 and enhanced in February 2015, brings the power of clustered Data ONTAP to the public cloud by allowing customers to launch an instance of Data ONTAP in a public hyperscale cloud environment. This first release of Cloud ONTAP service works with hyperscale cloud services from Amazon Web Services (AWS). Cloud ONTAP service uses patented NetApp technologies for non-disruptive operations, seamless scalability, and efficiency, and combines them with the on-demand computing benefits of cloud services. This approach provides a consistent set of data services throughout a hybrid cloud environment. AWS is the first platform provider to run Cloud ONTAP services on its cloud environment. NetApp intends to support additional providers in future releases.

SANtricity Storage Operating System

The NetApp SANtricity operating System, purpose-built for SAN, is performance-optimized to deliver data to enterprise SAN applications. It provides superior performance, reliability, and data protection for application-driven workloads that run on NetApp EF-Series and E-Series platforms. It allows customers to optimize performance on the fly, with adaptive caching algorithms to achieve high IOPS and throughput. Installed on a million systems worldwide, the SANtricity OS is field-proven. In addition, SANtricity Storage Manager offers a powerful, easy-to-use interface for administering E-Series storage systems. With SANtricity software, storage administrators can achieve maximum performance and utilization of storage through extensive configuration flexibility and custom performance tuning.

OnCommand® Management Software and Management Integration Tools

The NetApp OnCommand storage management software portfolio incorporates a broad range of data management tools for NetApp and multivendor storage. These products help our customers’ transition to the hybrid cloud. They improve visibility and allow customers to manage, monitor, and optimize their hybrid cloud environments. The portfolio includes:

OnCommand Cloud Manager, announced in October 2014, provides a simplified management interface for NetApp Cloud ONTAP service and NetApp Private Storage (NPS) for Cloud solutions. It allows customers to manage and track cloud resources within AWS, and provision and monitor Cloud ONTAP instances from one central console.

OnCommand Workflow Automation improves productivity by automating repeatable manual storage-management processes. It enables users to construct, customize, publish, and activate a broad range of storage workflows, including one-click automation and deployment of applications from VMware® , Oracle®, Microsoft®, SAP®, Citrix and others. It lowers the cost of storage management while fostering the use of best practices.

OnCommand Unified Manager provides a single dashboard to confirm the health of clustered Data ONTAP storage availability, capacity, performance and data protection relationships. It integrates with OnCommand Workflow Automation to automate storage tasks and data protection processes.

OnCommand System Manager, developed for midsize organizations or smaller environments within larger enterprises and service providers, delivers device-level management for NetApp FAS storage systems. It is optimized for IT generalists who need streamlined management, an easy-to-use interface, and best-practice workflows.

OnCommand Insight storage resource management provides end-to-end multivendor storage management, with a view of performance metrics, including application, datastore, virtual machine, and storage infrastructure performance. It enables customers to improve capacity planning, accelerate consolidation projects, and meet internal business reporting expectations. This innovative tool also allows users to discover orphaned and underutilized storage and detect risks to their environments.

Object Storage Software

NetApp StorageGRID® software allows organizations to store and manage massive amounts of data worldwide, on premises and in the cloud. StorageGRID Webscale is a purpose-built, patented, software-defined storage solution for large archives, media repositories, and web data stores. The sophisticated StorageGRID Webscale policy engine provides automated data placement across storage tiers, physical sites, and hybrid clouds. It can be tuned according to customers’ performance and availability requirements and optimized for cost as data ages. Real-time auditing provides continuous and active monitoring for service-level agreement verification and reporting. In February 2015, NetApp added support for Amazon Simple Storage Service (S3) as a storage tier to StorageGRID Webscale, providing a scalable, highly durable object storage solution for long-term archives.

Data Protection Software

NetApp offers a range of software products to protect customers’ valuable data and applications. These provide optimal availability and IT efficiency while safeguarding data assets.

NetApp Integrated Data Protection (IDP) uses patented data protection services embedded in our Data ONTAP operating system. This solution scales across applications and virtual infrastructures because it runs in storage, where data resides. It requires fewer server, storage, and network resources than competitor offerings, and services can be activated and delivered in minutes.

With IDP, customers lower their cost by purchasing and maintaining fewer systems for data protection. They benefit from controlled data access with secure multi-tenancy and military-grade (AES-256) encryption and proven key-management solutions.

Business Continuity and High-Availability Solutions

•	SnapMirror® data replication technology provides disaster recovery protection and simplifies the management of data replication.
•	MetroCluster™ continuous-availability and disaster recovery software delivers zero data loss, transparent failover protection, and nondisruptive upgrades.

Disk-to-Disk Backup and Recovery Solutions

•	SnapVault® software speeds and simplifies backup and data recovery, protecting data at the block level.
•	SnapRestore® data recovery software uses stored Data ONTAP® Snapshot® copies to recover anything from a single file to multi-terabyte volumes, in seconds.

Application-Aware Backup and Recovery Solutions for Application and Backup Administrators

•	The SnapManager® management software family streamlines storage management and simplifies configuration, backup, and restore operations.
•	SnapProtect® management software accelerates and simplifies backup and data recovery for shared IT infrastructures.

Compliance

•	SnapLock® compliance software is a flexible data permanence solution for meeting strict data retention regulations or internal IT governance policies.

NetApp SteelStore Cloud-native Backup Solution and Integrated Backup Appliance

SteelStore integrated storage allows customers to securely and efficiently back up their data to both private and public cloud environments, with dramatically lower costs than traditional on-premises backup. In February 2015, we introduced three new SteelStore solutions as Amazon Machine Images (AMIs), which provides an efficient and secure approach to backing up cloud-based workloads. Customers can also choose on-premises SteelStore physical appliances for seamless, secure data protection in the cloud.

FlexArray™ Storage Virtualization Software

We built on 10 years of storage virtualization experience and patented technology with our V-Series platform to create our FlexArray storage virtualization software. It runs on the FAS8020, FAS8040, FAS8060, and FAS8080 EX systems, and customers can purchase and activate FlexArray at any time. FlexArray software virtualizes existing EMC, HP, Hitachi, and NetApp E-Series arrays to unify and streamline IT operations. It helps customers implement a software-defined storage strategy across heterogeneous storage assets by accelerating provisioning and data management. Customers can transform existing arrays to create storage that spans private, public, and hybrid clouds. It reduces capacity requirements on arrays by more than 35% and increases the usefulness of current storage.

Converged Infrastructure

The FlexPod® solution portfolio combines NetApp storage systems, Cisco Unified Computing System servers, and Cisco Nexus fabric into a single, flexible architecture. FlexPod solutions are designed and validated to reduce deployment time, project risk, and the cost of IT. Options in the FlexPod portfolio include:

•

FlexPod Datacenter converged infrastructure includes validated designs for enterprise private clouds as well as software-defined data centers (SDDCs), unified scale-out storage, virtual desktop infrastructure, databases, secure multi-tenancy, business continuity, and data protection.

•

FlexPod Express reduces costs and complexity for smaller enterprises by consolidating the entire IT infrastructure on a single, easy-to-manage platform. Customers can reduce the number of servers and the storage capacity needed for applications and standardize their environments to more easily predict budgets and support growth.

•	FlexPod Select delivers validated, preconfigured components for rapid deployment of dedicated, high-performance workloads, such as big data, high-performance computing, databases, and data warehouses.

NetApp Private Storage (NPS) for Cloud

NetApp’s Private Storage for Cloud solutions give customers the freedom to connect to the clouds they want while allowing them to maintain complete control of their data on a dedicated, private NetApp storage system. In this approach, customer data resides on NetApp storage “next to”, rather than “in”, the cloud provider’s environment. The customer-owned NetApp system is co-located in data centers managed by our partner, Equinix. Equinix has data centers located next to major networks and in close proximity to major cloud providers including AWS, Microsoft® Azure and IBM SoftLayer.

NPS for Cloud eliminates time-consuming, costly data migrations. Customers can turn off connectivity to one cloud and connect to another in minutes, without having to move their data.

OpenStack Contributions

NetApp is a Gold Member of the OpenStack Foundation, which supports creation of an open-source cloud operating system. OpenStack is a global collaboration of developers and cloud computing technologists producing a ubiquitous open-source cloud computing platform for public and private clouds.

Cloud services based on OpenStack® software, in particular those for enterprise applications, require a robust storage infrastructure that is available, efficient, and protected. NetApp storage integration with OpenStack makes deployment of cloud services simpler, faster, and more scalable. NetApp drivers for OpenStack reduce the integration burden for IT departments deploying cloud services and enable high-value services and tight service-level agreements.

Professional and Support Services

NetApp and our ecosystem of partners deliver a full portfolio of professional and technical services that enable customers to achieve greater business value from NetApp products and solution investments.

Our professional services team and certified services partners have the expertise to assist customers with each phase of their IT lifecycle, from planning next-generation storage systems and deploying new technology to optimizing the operational efficiency of existing infrastructures.

Technical support services ensure our products operate efficiently and benefit from the most up-to-date software to help customers minimize downtime for systems running business-critical applications. Our services organization also provides in-depth guidance and education that include extensive access to our global technical resources and intellectual property. Customers can choose from a number of support options including direct touch, web-based My AutoSupport™ service, training on our product and solutions and an active online community of customers.

NetApp utilizes a global, integrated model to provide consistent service delivery and global support during every phase of the customer engagement, including strategy, assessment and analysis, planning and design, installation, implementation, integration, optimization, ongoing support, and remote management and monitoring.

Sales, Principal Markets, and Distribution Channels

We market and sell our products in numerous countries throughout the world. To increase visibility of NetApp in the broader IT segment, we continue to make investments in our multiyear branding and awareness campaigns.

Our diversified customer base spans industry segments and vertical markets such as energy, financial services, government, high technology, internet, life sciences, healthcare services, manufacturing, media, entertainment, animation, video postproduction, and telecommunications. NetApp focuses primarily on the data management and storage markets. We design our products to meet the needs of our broad customer base – from large enterprises to midsize customers.

NetApp uses a multichannel distribution strategy. We sell our products and services to end-user business customers and service providers through a direct sales force and an ecosystem of partners. We work with a wide range of partners for our customers – including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2015, sales through our indirect channels represented 80% of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 24, 2015, our worldwide sales and marketing functions consisted of approximately 7,370 managers, sales representatives, and technical support personnel. We have field sales offices in approximately 50 countries. Sales to customers Arrow Electronics, Inc. and Avnet, Inc., which are distributors, accounted for 23% and 16% of our net revenues, respectively, in fiscal 2015.

Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations, and net sales attributable to our geographic regions is included in Note 16 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements.

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

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Memphis, Tennessee; Olive Branch, Mississippi; Schiphol Airport, The Netherlands; Komarom and Tiszaujvaros, Hungary; Wuxi and Tianjin, China; Taoyuan City, Taiwan; and Singapore. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We use multiple vendors and have our products manufactured in a number of locations wherever possible to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, maximizing the exchange of critical information and facilitating implementation of joint quality programs. We use contract manufacturers for the production of major subassemblies and final system configuration. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We were most recently awarded International Organization for Standardization (ISO) 9001 and ISO 14001 certifications on September 15, 2014, and continue to be ISO 9001 and ISO 14001 certified.

Research and Development

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $919.3 million, $917.3 million and $904.2 million in fiscal 2015, 2014 and 2013, respectively. These costs consist primarily of personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We compete with many companies in the markets we serve. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services. Our system products and associated software portfolio mainly compete with storage system products and data management software from Dell, EMC, HDS, HP, and IBM. In the OEM market we compete against many of those same companies, as well as Dot Hill and Seagate, through its acquisition of Xyratex.

By extending our flash and software-defined storage offerings, we are competing in new segments with both traditional competitors and new competitors. Smaller, emerging storage vendors include Nimbus Data, Pure Storage, Skyera, Solidfire, and Violin Memory in the all-flash array segment. They include NexGen, Nimble Storage, Tegile, and Tintri in the hybrid flash array segment. The longer-term potential and competitiveness of these emerging vendors remains to be determined. In cloud and converged infrastructure, we also compete with large well-established competitors, including EMC, HP, and IBM.

An increase in industry consolidation might result in stronger competitors as sole-source vendors for customers. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share.

The IT storage market is also experiencing a change in the way storage services are consumed due to technology transitions and changing economic and business environments. Customers now have the option of engaging with cloud service providers to provide storage as an operating expense rather than storage systems for their data centers. Recent technology trends, such as the emergence of hosted (or cloud) storage, software as a service (SaaS) and flash storage are driving significant changes in storage architectures and solution requirements. While the short- and long-term impact of these evolving trends cannot be predicted, NetApp is confident that our customers recognize the value in our cloud strategy. Our strategy includes building relationships with these new classes of providers, and to date, we have established relationships with more than 300 cloud service providers and hyperscaler providers AWS, Google, IBM SoftLayer and Microsoft Azure.

We consider innovation and our technology partnerships to be key to our competitive differentiation. We believe our competitive advantage also includes the nature of the relationships we form with our customers and partners worldwide. We strive to deliver an outstanding experience in every interaction we have with our customers and partners through our product, service, and support offerings, which enable us to provide our customers with a full range of expertise before, during, and after their purchase.

Proprietary Rights

Over the years, NetApp has been widely recognized for its innovation including recognition as one of the “World’s Most Innovative Companies” (Forbes®), a top 300 United States patent holder (Intellectual Property Owners Association) and one of the best “Quality Over Quantity” patent portfolios in its industry (IEEE Spectrum®). We generally rely on patent, copyright, trademark, trade secret and contract laws to establish and maintain our proprietary rights in our technology and products. While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any particular patent, trademark, copyright, license or other intellectual property right. We have been granted or own by assignment over 1,750 patents issued by, and have over 680 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

NetApp, the NetApp logo, Go Further, Faster, AltaVault, ASUP, AutoSupport, Campaign Express, Cloud ONTAP, Clustered Data ONTAP, Customer Fitness, Data ONTAP, DataMotion, Fitness, Flash Accel, Flash Cache, Flash Pool, FlashRay, FlexArray, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, FPolicy, GetSuccessful, LockVault, Manage ONTAP, Mars, MetroCluster, MultiStore, NetApp Insight, OnCommand, ONTAP, ONTAPI, RAID DP, RAID-TEC. SANtricity, SecureShare, Simplicity, Simulate ONTAP, SnapCenter, Snap Creator, SnapCopy, SnapDrive, SnapIntegrator, SnapLock, SnapManager, SnapMirror, SnapMover, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, StorageGRID, Tech OnTap, Unbound Cloud, WAFL and other names are trademarks or registered trademarks of NetApp Inc., in the United States and/or other countries.

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

Environmental Disclosure

We are committed to the success of our customers and partners, to delivering value to our stockholders, and to positively affecting the communities where our employees work and live. We firmly believe that we can accomplish these objectives concurrently with our commitment to sustainability. We are committed to the prevention of pollution; efficient use of natural resources; and minimizing, relative to the growth of the company, the environmental impacts from our operations, products, and services, as well as complying with laws and regulations related to these areas. Our environmental management system provides the framework for setting, monitoring, and continuously improving our environmental goals and objectives.

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

We are also subject to other federal, state, and local regulations regarding workplace safety and protection of the environment. Various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs or subject us to business interruptions. We believe we are substantially compliant with all applicable environmental laws. All of our products meet the requirements of the Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH); Waste Electrical and Electronic Equipment (WEEE); Restriction of Hazardous Substances (RoHS); and China RoHS directives. We have maintained an environmental management system since December 2004. As part of ISO 14001 requirements, we set local environmental performance goals such as reducing energy use per square foot and minimizing waste generated on site, that are aligned with our overall corporate strategy. We also conduct an annual review and third-party verified audits of our operations, and we monitor environmental legislation and requirements to help make sure we are taking necessary measures to remain in compliance with applicable laws, not only in our operations but also for our products.

Employees

As of April 24, 2015, we had approximately 12,810 employees, of which 4,380 were in sales and marketing, 2,990 were in customer support, 3,840 were in research and development, 190 were in manufacturing operations and 1,410 were in finance and administration. None of our employees are represented by a labor union and we consider relations with our employees to be good. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages as of June 1, 2015, are as follows:

Name	Age	Position
George Kurian	48	Chief Executive Officer
Nicholas R. Noviello	46	Executive Vice President of Finance and Operations and Chief Financial Officer
Robert E. Salmon	54	President

Matthew K. Fawcett	47	Senior Vice President, General Counsel and Secretary

George Kurian was appointed chief executive officer on June 1, 2015. From September 2013 to May 2015, he was executive vice president of product operations, overseeing all aspects of technology strategy, product and solutions development across our product portfolio. Mr. Kurian joined NetApp in April 2011 as the senior vice president of the storage solutions group and was appointed to senior vice president of the Data ONTAP group in December 2011. Prior to NetApp, from 2002 to 2011, Mr. Kurian was vice president and general manager of the application networking and switching technology group at Cisco Systems. From 1999 to 2002, Mr. Kurian was the vice president of product management and strategy at Akamai Technologies, a management consultant with McKinsey and Company, and led software engineering and product management teams at Oracle Corporation. Mr. Kurian holds a BS degree in electrical engineering from Princeton University and an MBA from Stanford University.

Nicholas R. Noviello is executive vice president of finance and operations and chief financial officer. He is responsible for all financial and operational aspects of the company including financial operations, customer leasing, investor relations, workplace resources, IT, manufacturing operations, quoting, sales order processing and fulfillment operations. From January 2012 to April 2014, he was executive vice president and chief financial officer. Mr. Noviello joined NetApp in January 2008 as vice president, finance and controller. He was named senior vice president finance and corporate controller in April 2008 and senior vice president finance and global controller in November 2010. Before joining NetApp, Mr. Noviello spent eight years at Honeywell International, where he was chief financial officer of two global business units, managed investor relations, and was a leader on the corporate mergers and acquisitions team. Prior to Honeywell, Mr. Noviello led mergers and acquisitions for Monarch Dental Corporation for two years and spent seven years at PricewaterhouseCoopers. Mr. Noviello holds a BS degree in business administration from Boston University and an MS degree in taxation from Fairleigh Dickinson University, and he is a certified public accountant.

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

Matthew K. Fawcett joined the company in September 2010 as senior vice president, general counsel, and secretary. Prior to joining NetApp, from 1999 to August 2010, Mr. Fawcett served in various legal positions at JDS Uniphase Corporation, an optical components company, including as senior vice president, general counsel, and corporate secretary. Prior to joining JDSU, Mr. Fawcett was counsel at Fujitsu and worked in private practice at Morrison & Foerster LLP. Mr. Fawcett is a member of the boards of the Association of Corporate Counsel and the Law Foundation of Silicon Valley. Mr. Fawcett holds a BA degree from the University of California at Berkeley and a JD degree from the University of California at Los Angeles.

Additional Information

Our Internet address is www.netapp.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other documents filed or furnished pursuant to the Exchange Act of 1934, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

The following risk factors and other information included elsewhere in this Annual Report on Form 10-K should be considered and understood in the context of the following risk factors, which describe circumstances that may materially harm our future business, operating results or financial condition. The following discussion reflects our current judgment regarding the most significant risks we face. These risks can and will change in the future.

Our business may be harmed by trends in the storage market or if we are unable to keep pace with rapid industry, technological and market changes.

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage solutions to address this demand. However, despite continued data growth, the storage market did not experience growth in calendar years 2013 and 2014 due to a combination of customers delaying purchases in the face of technology transitions, increased storage efficiency, and changing economic and business environments. Recent technology trends, such as the emergence of cloud storage, software as a service (SaaS), flash storage and converged architectures are driving significant changes in storage architectures and solution requirements. As a result of these and other factors discussed in the report, our revenue may grow at a slower rate than in past periods, or may decline as it did in fiscal years 2014 and 2015, on a year-over year basis. The future impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

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

We are currently devoting considerable effort and resources to develop, introduce and gain customer acceptance for our clustered Data ONTAP (cDOT)-based products. cDOT is our next generation storage operating system for our core products and represents a fundamental and revolutionary change to our solution architecture. Over time, our goal is to replace our Data ONTAP 7-Mode technology with cDOT and, consequently, we anticipate that a majority of our revenues will ultimately derive from cDOT. We face considerable challenges as we continue to develop and market cDOT, including, without limitation, cost and complexity associated with migrating customer data and applications from legacy systems to cDOT-based systems, developing additional features for cDOT currently available with Data ONTAP 7-Mode and potentially required by our customers, increasing sales of cDOT through our channel and maintaining service, support and customer relationships as we replace Data ONTAP 7-Mode with cDOT.

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for cDOT, or any other new products, as and when required by the market and our customers, our business, operating results and financial condition could be materially and adversely affected.

New or additional product introductions, including new software and flash product offerings, such as Cloud ONTAP, StorageGRID Webscale, all flash FAS, FlashRay and SteelStore, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to expand production capacity to meet the demand for new products, our ability to successfully manage the transition from older products, and our ability to forecast the impact of customers’ demand for new products or the products being replaced. In addition, as new or enhanced products are introduced, we must also avoid excessive levels of older product inventories and related components and ensure that enough supplies of new products can be delivered to meet customers’ demands. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, the desire by customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

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

During fiscal 2015, revenues generated from sales through our indirect channel accounted for 80% of net revenues. This structure significantly complicates our ability to forecast future revenue, particularly within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area or the failure of our channel partners to promote our products could harm our operating results, as qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken, if they fail to comply with legal or regulatory requirements, or if we were to cease business with them for these or other reasons, our business, operating results and financial condition could be harmed.

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

Our operating results have fluctuated in the past and will continue to do so, sometimes materially. All of the matters discussed in this Risk Factors section could impact our operating results in any fiscal quarter or year. In addition to those matters, we face the following issues, which could impact our quarterly results:

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

If our operating results fall below our forecasts and the expectations of public market analysts and investors, the trading price of our common stock may decline.

Our gross margins vary.

Our gross margins reflect a variety of factors, including competitive pricing, component and product design, the volume and relative mix of product, software maintenance, hardware maintenance and other services revenues. Increased component costs, increased pricing pressures, the relative and varying rates of increases or decreases in component costs and product prices, changes in product, software maintenance, hardware maintenance and other services revenue mix or decreased volume could harm our revenues, gross margins or earnings. Our gross margins are also impacted by the cost of any materials that are of poor quality and our sales and distribution activities, including, without limitation, pricing actions, rebates, sales initiatives and discount levels, and the timing of service contract renewals.

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

We base our expense levels in part on future revenue expectations and a significant percentage of our expenses is fixed. It is difficult to reduce our fixed costs quickly, and if revenue levels are below our expectations, operating results could be adversely impacted. During periods of uneven growth or decline, we may incur costs before we realize the anticipated related benefits, which could also harm our operating results. We have made, and will continue to make, significant investments in engineering, sales, service and support, marketing and other functions to support and grow our business. We are likely to recognize the costs associated with these investments earlier than some of the related anticipated benefits, such as revenue growth, and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business, operating results and financial condition.

Increasing competition and industry consolidation could harm our business and operating results.

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and fragmentation. We compete with many companies in the markets we serve. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services. Several of our key competitors have greater financial resources and offer a more diverse portfolio of products and services. By extending our flash and software-defined storage offerings, we are competing in new segments with both traditional competitors and new competitors, particularly smaller emerging storage vendors. The longer-term potential and competitiveness of these emerging vendors remains to be determined. In cloud and converged infrastructure, we also compete with large well-established competitors.

For information regarding our competitors, see the section entitled “Competition” contained in Item 1 – Business of Part I of this Annual Report on Form 10-K. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share.

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

If we do not achieve forecasted bookings in any quarter, our financial results could be harmed.

We derive a majority of our revenues in any given quarter from orders booked in the same quarter. Bookings typically follow intra-quarter seasonality patterns weighted toward the back end of the quarter. If we do not achieve the level, timing and mix of bookings consistent with our quarterly targets and historical patterns, or if we experience cancellations of significant orders, our financial results could be harmed.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected us in the past, and in the future could negatively affect our revenues.

A significant portion of our net revenues are generated through sales to a limited number of distributors. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus we may not be able to continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

We rely on a limited number of suppliers for critical product components.

We rely on a limited number of suppliers for drives and other components utilized in the assembly of our products, including certain single source suppliers, which has subjected us, and could in the future subject us to price rigidity, periodic supply constraints, and the inability to produce our products with the quality and in the quantities demanded. Consolidation among suppliers, particularly within the semiconductor and disk drive industries, has contributed to price rigidity and may in the future create supply constraints. When industry supply is constrained, our suppliers may allocate volumes away from us and to our competitors, all of which rely on many of the same suppliers as we do. Accordingly, our operating results may be harmed.

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

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. We utilize forward and option contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on certain assets and liabilities as well as certain anticipated foreign currency cash flows on a short-term basis. Our hedging strategies may not be successful, and currency exchange rate fluctuations could have a material adverse effect on our operating results. In addition, our foreign currency exposure on assets and liabilities for which we do not hedge could have a material impact on our operating results in periods when the U.S. dollar significantly fluctuates in relation to unhedged non-U.S. currencies in which we transact business.

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

Changes in our effective tax rate resulting from adverse outcomes from examination of our income tax returns and/or changes in the tax regimes and related government policies and regulations in the countries in which we operate could adversely affect our results.

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

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. President Obama and the U.S. Congress have called for comprehensive tax reform which, among other things, might change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on foreign income. Further, recent developments, including the European Commission’s investigations on illegal state aid as well as the Organisation for Economic Co-operation and Development project on Base Erosion and Profit Shifting may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.

We are currently undergoing income tax audits in the U.S. and several foreign tax jurisdictions, The U.S. and foreign tax authorities have questioned our intercompany transfer pricing arrangements during these audits. In recent years, several other U.S. companies have had their transfer pricing arrangements challenged as part of Internal Revenue Service (IRS) examinations, which have resulted in material proposed assessments and/or litigation with respect to those companies. If the ultimate determination of income taxes or at-source withholding taxes assessed under the current IRS audits or audits being conducted in any other tax jurisdiction results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition would be adversely affected.

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

If our products are defective, or are perceived to be defective as a result of improper use or maintenance, our gross margins, operating results and customer relationships may be harmed.

Our products are complex. We have experienced in the past, and expect to experience in the future, quality issues. Quality risk is most acute when we are introducing new products. Quality issues have and could again in the future cause customers to experience outages or disruptions in service, data loss or data corruption. If we fail to remedy a product defect, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, loss of revenue, inventory costs or product reengineering expenses and higher ongoing warranty and service costs, and these occurrences could have a material impact on our gross margins, business and operating results. In addition, we exercise little control over how our customers use or maintain our products, and in some cases improper usage or maintenance could impair the performance of our products, which could lead to a perception of a quality issue. Customers and we may experience losses that may result from or are alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages.

If a data center or other third-party who relies on our products experiences a disruption in service or a loss of data, such disruption could be attributed to the quality of our products, thereby causing financial or reputational harm to our business.

Our clients, including data centers, SaaS, cloud computing and Internet infrastructure and bandwidth providers, rely on our products for their data storage needs. Our clients may authorize third-party technology providers to access their data on our systems. Because we do not control the transmissions between our clients, their customers, and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Errors or wrongdoing by clients, their customers, or third-party technology providers resulting in security breaches may be attributed to us.

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

We store and transmit sensitive and proprietary data related to our products, our employees, customers, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and Internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personally identifiable information. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, human error and technological vulnerabilities. Cybersecurity incidents or other security breaches could result in unauthorized access to, or loss or unauthorized disclosure of, such information and litigation, indemnity obligations, government investigations and other possible liabilities, as well as negative publicity, which could damage our reputation and public perception of the security and reliability of our products. Additionally, our clients and customers use our platforms for the transmission and storage of sensitive data. We do not regularly monitor or review the information or content that our clients and their customers upload and store, and, therefore, we have no direct control over the substance of the information or content stored within our platforms. Therefore, if employees, clients, partners or their respective customers use our platforms for the transmission or storage of personally identifiable or other sensitive information and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers. In addition, to increase revenues, we will be required to develop a larger and more effective sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. The loss of the services of a significant number of our employees, or our inability to hire qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could be disruptive to our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results. Our Board of Directors is actively conducting a comprehensive search for a Chief Executive Officer. The prospective change in the office of the Chief Executive Officer, and any protracted delay in identifying that individual, may cause disruption to our business and could adversely affect our business and operating results.

Equity grants are a critical component of our current compensation programs. If we reduce, modify or eliminate our equity programs, we may have difficulty attracting and retaining critical employees.

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

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Events such as the U.S. federal government shutdown in October 2013 and continued uncertainty regarding the U.S. budget and debt levels, has increased demand uncertainty for our products, and in our fiscal 2014 resulted in lower sales to these customers. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

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

As of April 24, 2015, $4.7 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted.

Our success depends upon our ability to effectively plan and manage our resources and restructure our business in response to changing market conditions and market demand for our products, and such actions may have an adverse effect on our financial and operating results.

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business in response to fluctuating market opportunities and conditions.

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in May 2013, March 2014 and May 2015 we executed restructuring events designed to focus our resources on key strategic initiatives and streamline our business. As a result, we have recognized and expect in fiscal 2016 to recognize substantial restructuring charges. We may in the future undertake initiatives that may include restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

Our failure to pay quarterly dividends to our stockholders and/or to fully consummate our stock repurchase program could cause the market price of our stock to decline significantly.

Our ability to pay quarterly dividends and to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial condition and operating results, available cash and cash flows in the U.S., capital requirements, and other factors. Future dividends are subject to declaration by our Board of Directors, and our stock repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet any expectations related to dividends and/or stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s market price at a given point in time.

Our acquisitions may not achieve expected benefits, and may increase our liabilities, disrupt our existing business and harm our operating results.

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. In fiscal 2012, we completed the acquisition of certain assets related to Engenio, in fiscal 2013, we completed the acquisitions of CacheIQ and ionGrid and in fiscal 2015, we acquired the SteelStore product line from Riverbed Technology, Inc. The benefits we expect to receive from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business. Any inaccuracy in our acquisition assumptions, any failure to uncover liabilities or risks associated with the acquisition, any failure to make the acquisition on favorable terms, or any failure to integrate the acquired business or assets as and when expected, may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

Our OEM relationships may not generate significant revenues.

We have OEM relationships with several companies, which collectively accounted for 8% of our net revenues during fiscal 2015, compared to 9% during fiscal 2014 and 12% in fiscal 2013. These OEMs market and sell their branded solutions based on our unified solutions, as well as associated software offerings. While these arrangements are part of our general strategy to expand our reach to more customers and into more countries, we do not have exclusive relationships with our OEMs, and there is no minimum commitment for any given period of time. We also compete with some of our OEMs, further complicating our relationships with them. Therefore, our relationships with these OEMs may not continue to generate significant revenues and our total revenues may continue to decline. In addition, we have no control over the products that the OEMs select to sell, or their release schedule and timing of those products, nor do we control their pricing.

We are exposed to fluctuations in the market values of our investment portfolio and in interest rates, and impairment of our investments could harm our financial results.

We maintain an investment portfolio of various holdings, types, and maturities. A significant part of our investment portfolio consists of U.S. government securities. If global credit experiences prolonged periods of decline, or if there is a downgrade of U.S. government debt, our investment portfolio may be adversely impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results.

If we default under our debt obligations, including our Senior Notes, our business, operating results and financial condition will be harmed. Moreover, covenants associated with our Senior Notes may unduly restrict our business.

We have Senior Notes outstanding as of April 24, 2015 in an aggregate principal amount of $1.5 billion that mature at specific dates in calendar 2017, 2021 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250.0 million, under which we had no borrowings outstanding as of April 24, 2015. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed.

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

Emerging standards in the storage and data management markets may adversely affect the UNIX®, Windows® and the World Wide Web server markets upon which we depend. For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceutical and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability and permanence in the U.S. and in the other countries in which we operate. If our products do not meet and continue to comply with these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and we may not be able to expand our product offerings in these market and geographical segments at the rates which we have forecasted.

Some of our products are subject to U.S. export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered; any violation of these laws could have a material and adverse effect on our business, operating results and financial condition.

Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations administered by the Commerce Department’s Bureau of Industry and Security (BIS) and the trade and economic sanctions regulations administered by the Treasury Department’s Office of Foreign Assets Control (OFAC). The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries and persons. Violators of these export control and sanctions laws may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the federal government. Our products could be shipped to those targets by third parties, including potentially our channel partners, despite our precautions.

If we were ever found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition. Even if we were not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm and distract senior executives from managing our normal day-to-day operations. Such collateral consequences could have a material adverse impact on our business, operating results and financial condition.

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

Our success depends significantly upon developing, maintaining and protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions with employees, resellers, strategic partners and customers, to protect our proprietary rights. We currently have multiple U.S. and international patent applications pending and multiple U.S. and international patents issued. The pending applications may not be approved, and our existing and future patents may be challenged. If such challenges are brought, the patents may be invalidated. We may not be able to develop proprietary products or technologies that are patentable, and patents issued to us may not provide us with any competitive advantages and may be challenged by third parties. Further, the patents of others may materially and adversely affect our ability to do business. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive condition. Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the U.S. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar technology, duplicate our products, or design around patents issued to us or other intellectual property rights of ours.

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

Our business could be materially and adversely affected as a result of natural disasters, terrorist acts or other catastrophic events.

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on information technology, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. In addition, our headquarters and one of our major data centers are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business and our financial condition could be impaired.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported operating results.

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, the increased use of fair value measures, changes to revenue recognition, lease accounting, financial instruments and other accounting standards could have a significant effect on our reported financial results or the way we conduct our business. Implementation of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue, which may affect our operating results.

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

We lease and occupy approximately 0.4 million square feet of facilities in Bangalore, India. In addition, we own 15 acres of land and 1.0 million square feet of facilities under construction. The Bangalore site supports research and development, marketing and global services.

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

The Company’s common stock is traded on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol NTAP.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the NASDAQ during each quarter of our two most recent fiscal years.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$38.21	$33.34	$42.11	$33.61
Second Quarter	$43.75	$37.44	$44.65	$38.93
Third Quarter	$43.67	$38.14	$45.96	$38.34
Fourth Quarter	$39.90	$34.94	$44.44	$34.95

Holders

As of May 29, 2015 there were 574 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.165 per outstanding common share in each quarter of fiscal 2015 for an aggregate of $207.4 million, and paid dividends of $0.15 per outstanding common share in each quarter of fiscal 2014 for an aggregate of $202.3 million.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index and the S&P Information Technology Index for the five years ended April 24, 2015. The Company is no longer reporting the NASDAQ Composite Index performance, as it no longer considers it to be a significant comparator to the Company’s performance. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among NetApp, Inc., the S&P 500 Index, and the S&P Information Technology Index*

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
4/30/2010
4/29/2011
4/27/2012
4/26/2013
4/25/2014
4/24/2015
NetApp, Inc.
S&P 500
S&P 500 Information Technology

*$100 invested on April 30, 2010 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and each of the indexes.

	April 2010	April 2011	April 2012	April 2013	April 2014	April 2015
NetApp, Inc.	$100.00	$150.30	$112.58	$100.58	$102.51	$107.69
S&P 500 Index	$100.00	$117.22	$123.27	$142.15	$170.96	$198.28
S&P 500 Information Technology Index	$100.00	$113.16	$130.78	$128.20	$161.33	$201.39

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 24, 2015:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 24, 2015 - February 20, 2015	927	$37.78	208,376	$2,671.0
February 21, 2015 - March 20, 2015	4,465	$38.28	212,841	$2,500.0
March 21, 2015 - April 24, 2015	1,134	$35.68	213,975	$2,459.5
Total	6,526	$37.75

In May 2003, our Board of Directors approved a stock repurchase program. As of April 24, 2015, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock, including a $2.5 billion increase approved by our Board of Directors in fiscal 2015. During fiscal 2015, we repurchased and retired 29.6 million shares of our common stock for an aggregate purchase price of $1,165.2 million. Since inception of the program through April 24, 2015, we repurchased a total of 214.0 million shares of our common stock for an aggregate purchase price of $7.1 billion. As of April 24, 2015, the remaining authorized amount for stock repurchases was $2.5 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Item 6.	Selected Financial Data

The following selected consolidated financial data set forth below was derived from our historical audited consolidated financial statements and should be read in conjunction with, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data, and other financial data included elsewhere in this Annual Report on Form 10-K. Our historical results of operations are not indicative of our future results of operations.

	Fiscal Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013	April 27, 2012	April 29, 2011
	(In millions, except per share amounts)
Net revenues	$6,122.7	$6,325.1	$6,332.4	$6,233.2	$5,122.6
Gross profit	$3,833.2	$3,919.1	$3,761.1	$3,713.4	$3,328.7
Net income	$559.9	$637.5	$505.3	$605.4	$673.1
Net income per share, basic	$1.77	$1.87	$1.40	$1.66	$1.87
Net income per share, diluted	$1.75	$1.83	$1.37	$1.58	$1.71
Shares used in basic computation	315.5	340.3	361.5	363.9	360.9
Shares used in diluted computation	320.7	347.9	368.0	384.3	393.7
Cash dividends declared per share	$0.66	$0.60	$—	$—	$—

	April 24, 2015	April 25, 2014	April 26, 2013	April 27, 2012	April 29, 2011
	(In millions)
Cash, cash equivalents and short-term investments	$5,326.2	$5,003.3	$6,952.6	$5,398.5	$5,174.7
Working capital	$4,064.4	$3,776.7	$4,587.6	$3,306.7	$2,992.4
Total assets (1)	$9,401.2	$9,213.8	$11,235.3	$9,526.9	$8,488.9
Current portion of long-term debt (1)	$—	$—	$1,257.2	$1,196.9	$1,140.5
Long-term debt and other long-term liabilities (1)	$1,805.1	$1,286.3	$1,241.6	$206.9	$192.9
Total stockholders' equity	$3,414.1	$3,786.5	$4,717.5	$4,293.6	$3,730.2

(1)   In fiscal 2015, we adopted a new accounting standard that resulted in a reclassification of debt issuance costs from other assets to an offset to debt. The impact of the adoption of this new standard was a $7.5 million, $5.4 million, $7.1 million, $5.4 million and $9.9 million reduction in total assets as of April 24, 2015, April 25, 2014, April 26, 2013, April 27, 2012 and April 29, 2011, respectively, a $0.6 million, $5.4 million and $9.9 million reduction in current portion of long-term debt as of April 26, 2013, April 27, 2012 and April 29, 2011, respectively, and a $7.5 million, $5.4 million and $6.5 million reduction in long-term debt and other long-term liabilities as of April 24, 2015, April 25, 2014 and April 26, 2013, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes set forth under Item 8. – Financial Statements and Supplementary Data. The following discussion also contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Risk Factors set forth in Item 1A. – Risk Factors are hereby incorporated into the discussion by reference.

Executive Overview

Our Company

We are a leading global provider of software, systems and services to manage and store customer data. We enable enterprises, service providers, governmental organizations, and partners to envision, deploy and evolve their information technology (IT) environments and to reduce costs and risk while driving growth and success for their organizations.

Our unified scale-out fabric-attached storage (FAS) platform is designed to meet the demanding requirements of shared infrastructures and cloud environments. Our E-Series high-performance storage area network platform is designed to meet demanding performance and capacity requirements of dedicated workloads, while retaining simplicity and an optimized price to performance ratio. Our FAS storage platform uses the NetApp DataONTAP storage operating system to deliver integrated data protection, comprehensive data management, and built-in efficiency software for virtualized, shared infrastructures, cloud computing, and mixed workload business applications. We offer hybrid and all-flash configurations of both FAS and E-Series platforms. Our configured systems consist of (1) entry level product platform, which consists of our FAS2000 systems, (2) mid-range product platform, which consists of our legacy FAS3000 systems and our new FAS8020 and FAS8040 systems, and (3) high-end product platform, which consists of our legacy 6000 systems and our new FAS8060 systems.

In addition to our products, we provide a variety of services including software maintenance (formerly called Software Maintenance and Entitlement or SEM Revenues), hardware maintenance and other services including professional services, global support solutions, and customer education and training to help customers most effectively manage their data (formerly called Services Revenues).

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics for each of the last three fiscal years (in millions, except per share amounts, percentages and days sales outstanding):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Net revenues	$6,122.7	$6,325.1	$6,332.4
Gross profit	$3,833.2	$3,919.1	$3,761.1
Gross profit margin percentage	63%	62%	59%
Income from operations	$716.5	$734.3	$607.8
Income from operations as a percentage of net revenues	12%	12%	10%
Net income	$559.9	$637.5	$505.3
Diluted net income per share	$1.75	$1.83	$1.37
Operating cash flows	$1,268.1	$1,349.6	$1,386.3

	April 24, 2015	April 25, 2014
Deferred revenue	$3,197.2	$3,100.2
Days sales outstanding (DSO)	46	47

•

Net revenues:  Our net revenues declined 3% in fiscal 2015 compared to fiscal 2014. This was primarily due to a decrease of 7% in product revenues, which included the impact of unfavorable foreign currency exchange rate changes during the second half of fiscal 2015, partially offset by a 7% increase in hardware maintenance and other services revenues generated from a higher installed base of our hardware products under maintenance contracts.

•

Gross profit margin percentage:  Our gross profit margin as a percentage of net revenues increased in fiscal 2015 compared to fiscal 2014 primarily due to higher gross margins on hardware maintenance and other services revenues.

•

Income from operations as a percentage of net revenues:  Our income from operations as a percentage of net revenues was relatively flat in fiscal 2015 compared to fiscal 2014 primarily due to cost control measures executed during the year.

•

Net income and Diluted income per share:  The 12% and 4% decrease in net income and diluted net income per share, respectively, in fiscal 2015 compared to fiscal 2014 reflects lower operating income in dollars, as well as an increase of 7.6 percentage points in our effective tax rate. In addition to these factors, diluted net income per share was favorably impacted by an 8% decrease in the number of dilutive shares, primarily due to the favorable impact of share repurchases.

•	Operating cash flows: Operating cash flows decreased 6% in fiscal 2015, reflecting a decrease in net income, as well as unfavorable changes in net operating assets and liabilities.
•

Deferred revenue:  Total deferred revenue increased $97.0 million, or 3%, in fiscal 2015 compared to fiscal 2014 primarily due an increase in deferred software and hardware maintenance contract sales and renewals.

•	DSO: Days Sales Outstanding (DSO) were 46 in the fourth quarter of fiscal 2015 compared to 47 in the fourth quarter of fiscal 2014 reflecting seasonal shipment linearity.

Stock Repurchase Program and Dividend Activity

During fiscal 2015, we repurchased 29.6 million shares of our common stock at an average price of $39.30 per share, for an aggregate of $1.2 billion. We also declared cash dividends of an aggregate of $0.66 per share in fiscal 2015, for which we paid an aggregate of $207.4 million.

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

The summary of significant accounting policies is included in Note 1 – Description of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. The accounting policies described below reflect the significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition, Reserves and Allowances

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured. Revenue from the sale of hardware systems and software components essential to the functionality of the hardware systems is recognized in accordance with general revenue recognition accounting guidance. Our product revenues also include revenues from the sale of non-essential software products, which generally includes a perpetual license to our software. Non-essential software sales are subject to industry specific software revenue recognition accounting guidance. Software maintenance and hardware maintenance services revenues are recognized ratably over their contractual terms, generally from one to five years.

For multiple element arrangements, we allocate revenue to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement. For our non-software deliverables, we allocate the arrangement consideration based on the relative selling price of the deliverables using estimated selling price (ESP). For our software maintenance services, we generally use vendor-specific objective evidence of selling price (VSOE). When we are unable to establish VSOE for our software maintenance services, we use ESP in our allocation of arrangement consideration.

The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence (TPE) if VSOE is not available, or ESP if neither VSOE nor TPE are available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained.

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

•

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

•

As our business and offerings evolve over time, modifications to our pricing and discounting methodologies, changes in the scope and nature of service offerings and/or changes in customer segmentation may result in a lack of consistency required to establish and/or maintain VSOE or to maintain consistent ESP. Additionally, technological changes resulting in variability in product costs and gross margins may require changes to our ESP model. Changes in ESP may result in a different allocation of revenue to the deliverables in multiple-element arrangements. These factors, among others, may adversely impact the amount of revenue and gross margin we report in a particular period.

•

Sales returns are estimated based on historical sales returns, current trends and our expectations regarding future experience. Additionally, distributors and partners participate in various marketing and other programs, and we maintain estimated accruals and allowances for these programs based on contractual terms and historical experience.

•

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

•

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

•

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

•

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

•

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2015, we performed a quantitative test at the reporting unit level and determined the fair value substantially exceeded the carrying value for each reporting unit and, therefore, found no impairment of goodwill.

The following are the key estimates and assumptions and corresponding uncertainties for estimating the value of our goodwill and purchased intangible assets:

	Key Estimates and Assumptions		Key Uncertainties

•

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

•

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

•

Evaluations of possible goodwill and purchased intangible assets impairment require us to make judgments and assumptions related to the allocation of our balance sheet and income statement amounts and estimate future cash flows and fair market values of our reporting units and assets.

•

In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill or purchased intangible assets.

Assumptions and estimates about expected future cash flows and the fair values of our goodwill and purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as the adverse impact of unanticipated changes in macroeconomic conditions and technological changes or new product introductions from competitors. They can also be affected by internal factors such as changes in business strategy or in forecasted product life cycles and roadmaps. Our ongoing consideration of these and other factors could result in future impairment charges or accelerated amortization expense, which could adversely affect our operating results.

Product Warranties

Estimated future hardware and software warranty costs are recorded as a cost of product revenues at the time of product shipment. We assess the adequacy of our warranty accrual each quarter and adjust the amount as considered necessary.

The following are the key estimates and assumptions and corresponding uncertainties for product warranties:

	Key Estimates and Assumptions		Key Uncertainties

•

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

•

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

•

The fair values of employee stock options and rights to purchase shares under our Employee Stock Purchase Plan (ESPP) are estimated using the Black-Scholes option-pricing model. The key assumptions used in estimating the fair value of such awards include the expected term of the awards, risk free interest rates, future dividend rates and the expected stock price volatility over the expected term of the awards.

•

To the extent that market conditions or company specific events lead to higher stock price volatility or employee stock option exercise behavior differs from expectations, the estimated fair value and stock-based compensation expense may differ significantly in future periods, which could impact our operating results.

•	Stock-based compensation expense is based on awards ultimately expected to meet service vesting conditions and is impacted by the estimated forfeiture rate.	•	If we experience employee turnover different from our historical rates, our stock-based compensation expense in the future may differ significantly from what we have recorded in the current period.

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

•

The estimated fair value of our debt securities, and the associated accounting for unrealized losses is based on an evaluation of current economic and market conditions, the credit rating of the security’s issuer, the length of time and extent a security’s fair value has been below its amortized cost and our ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery in value. If we determine that an investment has an other-than-temporary decline in fair value, we recognize the investment loss in earnings.

•

The fair value of our investments in debt securities could decrease significantly from uncertainties in the credit and capital markets, credit rating downgrades and/or solvency of the issuer, decreases in the marketability of the securities or changes in our ability and intent to continue to hold the securities. If the fair value of our investments decreases significantly and is determined to be other-than-temporary, we may incur impairment charges that could adversely affect our results of operations.

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

The following are the key estimates and assumptions and corresponding uncertainties for our income taxes:

	Key Estimates and Assumptions		Key Uncertainties

•	Our income tax provision is based on existing tax law and advanced pricing agreements or letter rulings we have with various tax authorities.	•

Our provision for income taxes is subject to volatility and could be adversely impacted by future changes in existing tax laws, such as a change in tax rate, possible U.S. changes to the taxation of earnings of our foreign subsidiaries, and uncertainties as to future renewals of favorable tax agreements and rulings.

•

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries because these earnings have been indefinitely reinvested and there is no plan in the foreseeable future to initiate any action that would precipitate the payment of income taxes thereon.

•

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

•	The determination of whether we should record or adjust a valuation allowance against our deferred tax assets is based on assumptions regarding our future profitability.	•

Our future profits could differ from current expectations resulting in a change to our determination as to the amount of deferred tax assets that are more likely than not to be realized. We could adjust our valuation allowance with a corresponding impact to the tax provision in the period in which such determination is made.

•

The estimates for our uncertain tax positions are based primarily on company specific circumstances, applicable tax laws, tax opinions from outside firms and past results from examinations of our income tax returns.

•

Significant judgment is required in evaluating our uncertain tax positions. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome or tax court rulings of these matters will not be different from that which is reflected in our historical tax provisions and accruals.

New Accounting Standards

See Note 3 – Recent Accounting Standards Not Yet Effective of the Notes to Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on our financial statements.

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. Our fiscal years 2015, 2014 and 2013 ended on April 24, 2015, April 25, 2014 and April 26, 2013, respectively, and were each 52-week years. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2016 will span 53 weeks, with a 14th week included in the first quarter of fiscal 2016. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2015	2014	2013
Revenues:
Product	60%	62%	65%
Software maintenance	15	14	14
Hardware maintenance and other services	26	23	21
Net revenues	100	100	100
Cost of revenues:
Cost of product	27	28	31
Cost of software maintenance	1	—	—
Cost of hardware maintenance and other services	10	9	9
Gross profit	63	62	59
Operating expenses:
Sales and marketing	31	30	31
Research and development	15	15	14
General and administrative	5	4	4
Restructuring and other charges	—	1	—
Acquisition-related expense	—	—	—
Total operating expenses	51	50	50
Income from operations	12	12	10
Other income (expense), net	—	—	(1)
Income before income taxes	12	12	9
Provision for income taxes	2	2	1
Net income	9%	10%	8%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview — Net revenues for fiscal 2015 were $6,122.7 million, down $202.4 million, or 3%, compared to fiscal 2014, reflecting a decrease in product and software maintenance revenues, partially offset by an increase in hardware maintenance and other services revenues. Net revenues for fiscal 2014 were $6,325.1 million, down $7.3 million, or less than 1%, compared to fiscal 2013, reflecting a decrease in product revenues, mostly offset by increases in software maintenance and hardware maintenance and other services revenues.

Gross profit as a percentage of net revenues increased 1% during fiscal 2015 compared to fiscal 2014, reflecting higher gross margins on hardware maintenance contract and other services revenues. Gross profit margins on product revenues in fiscal 2015 were relatively flat compared to fiscal 2014 primarily due to lower average selling price (ASP) for configured systems being offset by lower unit materials cost due to changes in product mix. Gross profit as a percentage of net revenues increased 3% during fiscal 2014 compared to fiscal 2013, primarily due to lower unit materials costs due to supply chain efficiencies, partially offset by lower ASPs for total configured systems. Additionally, gross profit was favorably impacted in fiscal 2014 by lower OEM revenues and higher margins on hardware maintenance and other services revenues.

Sales and marketing, research and development, and general and administrative expenses for fiscal 2015 totaled $3,116.7 million, up 2% as a percentage of net revenues compared to fiscal 2014, primarily due to a slight decrease in costs on a lower revenue denominator. Sales and marketing, research and development, and general and administrative expenses for fiscal 2014 totaled $3,096.5 million, down 1% as a percentage of net revenues compared to fiscal 2013, reflecting cost control programs implemented in fiscal 2014, partially offset by an increase in incentive compensation due to higher achievement against plan.

Net Revenues (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Net revenues	$6,122.7	$6,325.1	(3)%	$6,332.4	—%

The decrease in net revenues for fiscal 2015 was primarily due to a reduction of $289.3 million in product revenues, partially offset by $103.1 million increase in hardware maintenance and other services revenues. Product revenues comprised 60% of net revenues for fiscal 2015, compared to 62% of net revenues for fiscal 2014.

The slight decrease in net revenues for fiscal 2014 was due to a decrease of $148.4 million in product revenues, offset by an aggregate increase in software maintenance, hardware maintenance and other services revenues of $141.1 million. Product revenues comprised 62% of net revenues for fiscal 2014, compared to 65% of net revenues for fiscal 2013.

Sales through our indirect channels represented 80%, 82% and 81% of net revenues in fiscal 2015, 2014 and 2013, respectively. Included in indirect channel sales were $472.8 million, $584.7 million and $787.2 million of OEM revenues for fiscal 2015, 2014 and 2013, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Fiscal Year
	2015	2014	2013
Arrow Electronics, Inc.	23%	22%	19%
Avnet, Inc.	16%	16%	15%

Product Revenues (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Product revenues	$3,654.6	$3,943.9	(7)%	$4,092.3	(4)%

Product revenues consist of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $2,212.9 million decreased by $74.4 million, or 3%, in fiscal 2015, compared to fiscal 2014. Revenues decreased in FAS entry level, mid-range and high-end systems, partially offset by an increase in E-Series systems (which include our all flash EF systems). Total configured systems unit volume increased 5% primarily due to a unit volume increase in FAS mid-range, high-end systems and E-Series systems platforms, partially offset by a decrease in unit volume in FAS entry level systems. These changes in unit volume reflect a shift in customer demand to our newer FAS mid-range and high-end systems and higher demand for our E-Series systems, and away from our older FAS entry level systems. ASPs decreased across all FAS systems and E-Series systems platforms due to a combination of newer lower priced products within their respective platforms and unfavorable foreign exchange rates, which had an aggregate negative impact of $45.8 million on configured systems revenues in fiscal 2015 compared to fiscal 2014. As a result, overall ASPs of configured systems were lower in fiscal 2015 compared to fiscal 2014.

Non-configured product revenues of $1,441.7 million decreased by $214.9 million, or 13%, during fiscal 2015 compared to fiscal 2014. This decrease was primarily due to a decrease of 32% in add-on storage revenues and decrease of 20% in OEM revenues, partially offset by a 133% increase in add-on software. The decrease in add-on storage and increase in add-on software are largely due to the change in our pricing strategy that was effective in the fourth quarter of fiscal 2014, whereby we now charge for operating system software for storage capacity but have lowered prices on storage hardware. Non-configured systems revenues were negatively impacted by $21.1 million as a result of unfavorable foreign exchange rates in fiscal 2015, compared to fiscal 2014.

Total configured system revenues of $2,287.3 million increased by $4.2 million in fiscal 2014 compared to fiscal 2013. Revenues from FAS high-end systems and E-Series systems (which include our all flash EF systems) increased, offset by decreases in FAS entry level and mid-range systems. Total configured systems unit volume increased 2% during fiscal 2014 compared to fiscal 2013, primarily as a result of unit increases in the FAS high-end and mid-range systems and E-Series systems, partially offset by a decrease in unit volume of the FAS entry level systems, reflecting a shift in customer demand to our newer mid-range and high-end products, lower sales to the U.S. public sector market, and higher demand for our E-Series systems. The ASPs decreased across all FAS system platforms in fiscal 2014 compared to fiscal 2013 due to higher discounting and higher demand of newer lower priced products, while the ASP for E-Series increased due to higher ASPs on all-flash E-Series systems. Overall, ASPs of total configured systems decreased 1% during fiscal 2014 due to higher discounting and product mix.

Non-configured product revenues of $1,656.6 million decreased $152.6 million, or 8%, during fiscal 2014 compared to fiscal 2013. This decrease was primarily due to lower revenues from non-configured OEM products, which declined 26%.

Our systems are highly configurable to respond to customer requirements in the open systems storage markets that we serve. This can cause a wide variation in product configurations that can significantly impact revenues, cost of revenues and gross profits. Pricing changes, discounting practices, product competition, foreign currency, unit volumes, customer mix, natural disasters and product materials costs can also impact revenues, cost of revenues and/or gross profits. Disk drive and flash storage materials are a significant component of our storage systems. While our sales price per terabyte historically declines over time, improved system performance, increased capacity and software to manage this increased capacity have an offsetting favorable impact on product revenues.

Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Software maintenance revenues	$898.6	$914.8	(2)%	$893.5	2%

Software maintenance revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The fluctuations in software maintenance revenues reflect fluctuations in the aggregate contract value of the installed base under software maintenance contracts, which is recognized as revenue ratably over the terms of the underlying contracts. Our software maintenance revenues were favorably impacted by a change in our pricing strategy, effective in the fourth quarter of fiscal 2014, such that we now charge for software maintenance services on the storage capacity sold in our configured systems and add-on storage products. We expect this change to continue to result in favorable trends in our software maintenance revenues as a percentage of total revenues.

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Hardware maintenance and other services revenues	$1,569.5	$1,466.4	7%	$1,346.6	9%

Hardware maintenance and other services revenues include hardware maintenance, professional services and educational and training services revenues.

Hardware maintenance contract revenues were $1,252.5 million, $1,129.6 million and $991.8 million in fiscal 2015, 2014 and 2013, respectively. These revenues increased 11% during fiscal 2015 compared to fiscal 2014 and increased 14% during fiscal 2014 compared to fiscal 2013. The increases are a result of increases in the installed base and aggregate contract values under hardware maintenance contracts. Professional services and educational and training services revenues aggregated to $317.0 million, $336.8 million and $354.8 million in fiscal 2015, 2014 and 2013, respectively.

Revenues by Geographic Area:

	Fiscal Year
	2015	2014	2013
United States, Canada and Latin America (Americas)	56%	56%	56%
Europe, Middle East and Africa (EMEA)	30%	31%	30%
Asia Pacific (APAC)	13%	14%	13%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. During fiscal 2015, Americas revenues were favorably impacted by higher revenues from U.S. public sector markets, but unfavorably impacted by lower Americas commercial revenues. EMEA revenues were unfavorably impacted by foreign exchange rates in fiscal 2015 compared to fiscal 2014. During fiscal 2014, Americas revenues were unfavorably impacted by a decrease in sales to the U.S. public sector market. During fiscal 2013, EMEA revenues were negatively impacted by the general macroeconomic conditions in the region.

Cost of Revenues

Our cost of revenues consists of three elements: (1) cost of product revenues, which includes the costs of manufacturing and shipping our storage products, amortization of purchased intangible assets, inventory write-downs, and warranty costs, (2) cost of software maintenance, which includes the costs of providing software maintenance and third-party royalty costs and (3) cost of hardware maintenance and other services revenues, which includes costs associated with providing support activities for hardware maintenance, global support partnership programs, professional services and educational and training services.

Our gross profit is impacted by a variety of factors, including pricing changes, discounting practices, foreign currency, product configuration, unit volumes, customer mix, revenue mix, natural disasters and product material costs. Hardware maintenance and other services gross profit is typically impacted by factors such as changes in the size of our installed base of products, as well as the timing of hardware maintenance and other services initiations and contract renewals, and incremental investments in our customer support infrastructure. If any of these factors are adversely affected, whether by economic uncertainties or for other reasons, our gross profit could decline.

Cost of Product Revenues (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Cost of product revenues	$1,656.9	$1,777.1	(7)%	$1,959.9	(9)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Fiscal 2015 to Fiscal 2014	Fiscal 2014 to Fiscal 2013
	Percentage Change Points	Percentage Change Points
Materials cost	(5)	(7)
Warranty	(2)	(1)
Excess and obsolete inventory	—	(1)
Total change	(7)	(9)

Cost of product revenues represented 45%, 45% and 48% of product revenues for fiscal 2015, 2014 and 2013, respectively.

Materials cost represented 85%, 84% and 83% of product costs for fiscal 2015, 2014 and 2013, respectively.

Materials cost decreased $82.1 million in fiscal 2015 compared to fiscal 2014. Materials costs were impacted by a 5% unit volume increase in configured systems in fiscal 2015 compared to fiscal 2014. Overall materials unit cost for configured systems decreased due to a decrease in the average unit materials costs in all of our configured systems platforms, except our FAS entry level systems, which increased slightly, due to changes in product mix. The decrease in materials costs also reflects lower OEM product volume and lower costs of add-on storage. Cost of product revenues were also favorably impacted by a $35.0 million decrease in hardware-related warranty expense due to a combination of a lower installed base subject to warranty and lower estimated warranty cost per unit.

Materials cost decreased $129.0 million in fiscal 2014 compared to fiscal 2013 due to an overall decrease in average unit materials cost across all FAS platforms, reflecting increased supply chain efficiencies and favorable changes in product mix. Additionally, materials cost was favorably impacted by lower OEM product volume compared to fiscal 2013 and to lower materials cost of add-on hardware and storage. This decrease was partially offset by a 2% unit volume increase in configured systems, resulting in higher gross margins on products compared to fiscal 2013. In addition, cost of product revenues in fiscal 2014 was favorably impacted by a $24.6 million decrease in hardware-related warranty expense and a $14.1 million decrease in excess and obsolete inventory write-downs compared to fiscal 2013.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Cost of software maintenance revenues	$35.7	$30.7	16%	$28.3	8%

Cost of software maintenance revenues increased primarily due to higher third-party royalties in fiscal 2015 compared to fiscal 2014 and in fiscal 2014 compared to fiscal 2013. Cost of software maintenance revenues represented 4%, 3% and 3% of software maintenance revenues for fiscal 2015, 2014 and 2013, respectively.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Cost of hardware maintenance and other services revenues	$596.9	$598.2	—%	$583.1	3%

Cost of hardware maintenance and other services revenues were relatively flat in fiscal 2015 compared to fiscal 2014 due to lower contracted services costs, logistics, materials rework and service delivery costs, offset by an increase in spares materials costs and headcount related costs. Cost of hardware maintenance and other services revenues increased in fiscal 2014 compared to 2013 primarily due to increases in spares materials costs and a higher volume of service calls related to a higher service contract base, largely offset by headcount related savings and lower per unit logistics and service delivery costs. Costs represented 38%, 41% and 43% of hardware maintenance and other services revenues for fiscal 2015, 2014 and 2013.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased $18.4 million, or 1% during fiscal 2015 compared to fiscal 2014, primarily due to a decrease in incentive compensation costs, reflecting lower operating performance against goals, and lower stock-based compensation expense.

Total compensation costs included in operating expenses increased $28.2 million, or 2% during fiscal 2014 compared to fiscal 2013, primarily due to increases in incentive compensation reflecting stronger operating performance against goals.

Sales and Marketing (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Sales and marketing expenses	$1,913.2	$1,898.2	1%	$1,974.8	(4)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Fiscal 2015 to Fiscal 2014	Fiscal 2014 to Fiscal 2013
	Percentage Change Points	Percentage Change Points
Compensation costs	(1)	—
Depreciation and amortization	—	(1)
Facilities and IT support costs	—	1
Other	2	(4)
Total change	1	(4)

The decrease in compensation costs during fiscal 2015 is primarily due to lower stock-based compensation and salaries expense, reflecting lower compensation cost per headcount that was partially offset by a 5% increase in headcount. In addition, foreign exchange rate changes resulted in a favorable impact of $29.1 million during fiscal 2015.

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

Research and Development (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Research and development expenses	$919.3	$917.3	—%	$904.2	1%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Fiscal 2015 to Fiscal 2014	Fiscal 2014 to Fiscal 2013
	Percentage Change Points	Percentage Change Points
Compensation costs	—	2
Depreciation	—	1
Development projects	—	(1)
Other	—	(1)
Total change	—	1

Research and development expenses were relatively flat in fiscal 2015 compared to fiscal 2014.

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

General and Administrative (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
General and administrative expenses	$284.2	$281.0	1%	$272.6	3%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Fiscal 2015 to Fiscal 2014	Fiscal 2014 to Fiscal 2013
	Percentage Change Points	Percentage Change Points
Compensation costs	(1)	5
Professional and legal fees and outside services	1	1
Bad debt expense	—	(2)
Other	1	(1)
Total change	1	3

The decrease in compensation costs during 2015 is primarily due to lower incentive compensation costs, stock-based compensation and benefits expenses, partially offset by higher salaries due to a 5% increase in headcount. The increase in professional and legal fees and outside services during 2015 reflects higher spending levels on contractors and professional services.

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

Acquisition-related Expense (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Acquisition-related expense	$—	$—	—%	$1.7	(100)%

During fiscal 2013, we incurred $1.7 million of acquisition costs, primarily related to severance costs associated with the termination of certain acquiree company employees.

Restructuring and Other Charges (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Restructuring and other charges	$—	$88.3	(100)%	$—	NM

NM - Not Meaningful

In March 2014 and May 2013, we initiated business realignment plans designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained IT spending environment, resulting in a reduction of our global workforce of approximately 11% in aggregate, for which we recognized an aggregate of $88.3 million of employee severance costs in fiscal 2014. We completed all activities under these plans.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense) were as follows:

	Fiscal Year
	2015	2014	% Change	2013	% Change
Interest income	$36.6	$34.9	5%	$42.2	(17)%
Interest expense	(42.0)	(36.1)	16%	(91.7)	(61)%
Net gains recognized on investments	5.4	6.4	(16)%	4.3	49%
Net gains (losses) on foreign currency activities	(3.7)	1.2	NM	4.0	(70)%
Total	$(3.7)	$6.4	NM	$(41.2)	NM

NM - Not Meaningful

The increase in interest income during fiscal 2015 was primarily due to a shift in our investment portfolio to higher-yielding investments compared to fiscal 2014. The decrease in interest income for fiscal 2014 compared to fiscal 2013 was primarily due to a decrease in our investment portfolio as a result of the liquidation of some of our investments to repay our debt obligations and to pay for stock repurchases.

Interest expense, including the amortization of debt discount and issuance costs, is primarily related to our Senior Notes and Convertible Notes as summarized below:

	Fiscal Year
	2015	2014	2013
Senior Notes	$40.7	$25.1	$9.4
Convertible Notes	—	10.2	81.2
Total	$40.7	$35.3	$90.6

The increases in interest expense related to our Senior Notes reflects the issuance of our Senior Notes in fiscal years 2013 and 2015, and the decreases in interest expense related to our Convertible Notes reflects their maturity in June 2013.

 Provision for Income Taxes (in millions, except percentages):

	Fiscal Year
	2015	2014	% Change	2013	% Change
Provision for income taxes	$152.9	$103.2	48%	$61.3	68%

Our effective tax rate for fiscal 2015 was 21.5% compared to an effective tax rate of 13.9% for fiscal 2014, and an effective tax rate of 10.8% for fiscal 2013. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates for fiscal 2013 through fiscal 2015 were favorably impacted by the geographic mix of profits. Our effective tax rate for fiscal 2015 increased compared to the prior year primarily as a result of the settlements of income tax audits, as further discussed below.

The effective tax rate of 21.5% in fiscal 2015 included a benefit of $141.0 million, or 19.8 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year included a benefit of $13.7 million, or 1.9 percentage points, related to current and prior year research and development credits, an expense of $5.5 million, or 0.8 percentage points, attributable to non-deductible stock-based compensation, an expense of $5.4 million, or 0.8 percentage points, related to state tax provisions, and an expense of $46.4 million, or 6.5 percentage points, in connection with income tax audits.

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

On December 19, 2014, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2013 and before January 1, 2015. As a result of the extension, in fiscal 2015 we recorded a benefit of $9.6 million related to the fiscal 2015 research credit and a benefit of $4.1 million related to a prior year credit that we will retroactively claim. The federal research credit expired on December 31, 2014.

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

Our open years in U.S. federal jurisdictions are fiscal 2008 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2001, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized.

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

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We engage in continuous discussion and negotiation with taxing authorities regarding tax matters in multiple jurisdictions. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude, certain statutes of limitations will lapse, or both. Given the uncertainties involved, we estimate a potential decrease in our unrecognized tax benefit balance of up to $95.4 million may occur within the next 12 months associated with the potential settlements and statute lapses.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	April 24, 2015	April 25, 2014
Cash and cash equivalents and short-term investments	$5,326.2	$5,003.3
Principal amount of Senior Notes	1,500.0	1,000.0
Debt as a % of stockholders' equity	44%	26%

The following is a summary of our cash flow activities:

	Fiscal Year
(In millions)	2015	2014
Net cash provided by operating activities	$1,268.1	$1,349.6
Net cash provided by (used in) investing activities	(903.2)	760.4
Net cash used in financing activities	(675.2)	(3,104.0)
Effect of exchange rate changes on cash and cash equivalents	(59.2)	7.9
Net decrease in cash and cash equivalents	$(369.5)	$(986.1)

Cash Flows

As of April 24, 2015, our cash, cash equivalents and short-term investments increased by $0.3 billion from April 25, 2014 to $5.3 billion. The increase was primarily due to $494.7 million of net proceeds received from the issuance of long-term debt and $1,268.1 million of cash provided by operating activities, partially offset by $1,165.2 million in cash paid for the repurchase of our common stock. Accounts receivable DSO was 46 days for the fourth quarter of fiscal 2015 compared to 47 days for the fourth quarter of fiscal 2014, reflecting seasonal shipment linearity. Working capital increased by $287.7 million to $4.1 billion as of April 24, 2015 primarily as a result of an increase in cash, cash equivalents and short-term investments.

Cash Flows from Operating Activities

During fiscal 2015, we generated cash from operating activities of $1.3 billion. The primary sources of cash from operating activities during fiscal 2015 consisted of net income of $559.9 million, adjusted by non-cash depreciation and amortization of $307.2 million and stock-based compensation of $259.3 million.

Changes in assets and liabilities during fiscal 2015 included the following:

•	Accounts receivable decreased primarily due to lower invoicing levels.
•	Accrued expenses decreased primarily due to employee compensation payouts related to fiscal year 2014 incentive compensation plans and restructuring obligations.
•	Deferred revenue increased due to an increase in deferred software and hardware maintenance contract revenues.

During fiscal 2014, we generated cash from operating activities of $1.3 billion. The primary sources of cash from operating activities during fiscal 2014 consisted of net income of $637.5 million, adjusted by depreciation and amortization of $334.1 million and stock-based compensation of $273.0 million.

Changes in assets and liabilities during fiscal 2014 included the following:

•	Accounts receivable increased primarily due to the impact of more back-ended shipment linearity in the fourth quarter of fiscal 2014 compared to the corresponding period in the prior year.
•	Deferred revenue increased due to an increase in deferred software and hardware maintenance contract revenues.

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

Cash Flows from Investing Activities

During fiscal 2015, we used $644.8 million for purchases of investments, net of maturities and sales, and paid $175.3 million for capital expenditures. In addition, we expended $84.6 million of cash on acquisitions.

During fiscal 2014, we generated $975.0 million from maturities and sales of investments, net of purchases, and paid $221.4 million for capital expenditures.

Cash Flows from Financing Activities

During fiscal 2015, we generated $494.7 million, net, from the issuance of long-term debt and used $1.2 billion for the repurchase of 29.6 million shares of our common stock and $207.4 million for the payment of dividends.

During fiscal 2014, we used $1.3 billion for the principal repayment of our Convertible Notes and used $1.9 billion for the repurchase of 47.3 million shares of our common stock and the purchase of a related forward contract and $202.3 million for the payment of dividends.

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

Liquidity

Our principal sources of liquidity as of April 24, 2015 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consist of the following (in millions):

	April 24, 2015	April 25, 2014
Cash and cash equivalents	$1,921.5	$2,291.0
Short-term investments	3,404.7	2,712.3
Total	$5,326.2	$5,003.3

As of April 24, 2015 and April 25, 2014, $4.7 billion and $4.3 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.6 billion and $0.7 billion, respectively, were available in the U.S. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings to fund cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carryforwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, and invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 24, 2015.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 24, 2015 (in millions):

2.00% Senior Notes Due 2017	$750.0
3.375% Senior Notes Due 2021	500.0
3.25% Senior Notes Due 2022	250.0
Total	$1,500.0

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 10 – Financing Arrangements of the Notes to Consolidated Financial Statements.

Credit Facility

Our credit facility, under which we may borrow up to $250.0 million, provides another potential source of liquidity. The credit facility is an unsecured five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested by that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100.0 million and request two additional one-year extensions, subject to certain conditions. As of April 24, 2015, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

We also have an automatic shelf registration statement on file with the Securities and Exchange Commission. We may in the future offer an additional unspecified amount of debt, equity and other securities.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for fiscal 2016 to be between $225.0 million and $275.0 million.

Dividends and Stock Repurchase Program

On May 20, 2015, we declared a cash dividend of $0.18 per share of common stock, payable on July 23, 2015 to holders of record as of the close of business on July 10, 2015.

Our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program, including a $2.5 billion increase approved by our Board of Directors in February 2015. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 24, 2015, we repurchased a total of 214.0 million shares of our common stock at an average price of $33.48 per share, for an aggregate purchase price of $7.2 billion. As of April 24, 2015, the remaining authorized amount for stock repurchases under this program was $2.5 billion with no termination date, which we plan to complete by May 2018, with the first $1 billion expected to be purchased by the end of May 2016.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

May 2015 Restructuring Plan

On May 19, 2015, we committed to a realignment designed to drive efficiency, eliminate costs and redirect resources to highest return activities. As part of the realignment, we expect to reduce our global headcount by approximately 500 employees and to incur aggregate charges of between $25 to $35 million for employee terminations and other costs associated with the realignment. We expect that most of these charges will be cash expenditures. We expect to recognize the majority of these charges in the first quarter of fiscal 2016.

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. The following table summarizes our contractual obligations at April 24, 2015 (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Off-balance sheet commitments:
Office space and equipment lease commitments	$61.9	$44.0	$29.6	$21.0	$17.3	$31.7	$205.5
Purchase commitments with contract manufacturers (1)	295.0	—	—	—	—	—	295.0
Construction related obligations	60.0	—	—	—	—	—	60.0
Other purchase obligations (2)	131.2	41.6	20.7	7.0	4.0	6.5	211.0
Total off-balance sheet commitments	548.1	85.6	50.3	28.0	21.3	38.2	771.5
Long-term debt obligations (3)	40.0	40.0	790.0	25.0	25.0	799.7	1,719.7
Long-term financing arrangements	11.3	5.0	2.4	—	—	—	18.7
Uncertain tax positions (4)							193.2
Total	$599.4	$130.6	$842.7	$53.0	$46.3	$837.9	$2,703.1
Other Commercial Commitments:
Letters of credit	$5.2	$1.5	$1.2	$—	$0.6	$0.8	$9.3

(1)

Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. We recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product sales. As of April 24, 2015, such liability amounted to $16.9 million and is included in accrued expenses in our consolidated balance sheets.

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

(3)

Included in long-term debt are obligations related to our $1.5 billion principal amount of our Senior Notes, of which $750.0 million is due in December 2017, $500.0 million is due in June 2021 and $250.0 million is due in December 2022. Estimated interest payments for our long-term debt, assuming no early retirement of debt obligations are $219.7 million for fiscal 2016 through fiscal 2023.

(4)

As of April 24, 2015, our liability for uncertain tax positions was $193.2 million, including interest, penalties and offsetting indirect benefits, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

Some of the amounts in the table above are based on management’s estimates and assumptions, including the commitment duration, the possibility of renewal or termination, anticipated actions by management and third parties and other factors. Because these estimates and assumptions are subjective, our actual future obligations may vary from those reflected in the table.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 18 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 24, 2015, our financial guarantees of $9.3 million that were not recorded on our consolidated balance sheets consisted primarily of standby letters of credit and surety bonds.

Some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Under the terms of the non-recourse leases, we do not have any continuing obligations or liabilities to the third-party financing companies. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of April 24, 2015 and April 25, 2014, the aggregate amount by which such contingencies exceeded the associated deferred revenue was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of April 24, 2015, we had debt investments of $3.4 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 24, 2015 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $45 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of April 24, 2015, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 10 – Financing Arrangements of the Notes to Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250.0 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 24, 2015, no amounts were outstanding under the credit facility.

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

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward and option contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign currency exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of less than six months. See Note 12 – Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements for more information regarding our derivatives and hedging activities.

Item 8.	Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 24, 2015	April 25, 2014
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,921.5	$2,291.0
Short-term investments	3,404.7	2,712.3
Accounts receivable	778.9	855.9
Inventories	146.5	122.4
Other current assets	521.8	489.7
Total current assets	6,773.4	6,471.3
Property and equipment, net	1,029.9	1,108.8
Goodwill	1,027.4	988.1
Other intangible assets, net	89.5	121.5
Other non-current assets	481.0	524.1
Total assets	$9,401.2	$9,213.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$283.4	$247.0
Accrued expenses	701.4	793.8
Short-term deferred revenue	1,724.2	1,653.8
Total current liabilities	2,709.0	2,694.6
Long-term debt	1,487.5	990.1
Other long-term liabilities	317.6	296.2
Long-term deferred revenue	1,473.0	1,446.4
Total liabilities	5,987.1	5,427.3

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.001 par value, 5.0 shares authorized; no shares issued or outstanding as of April 24, 2015 or April 25, 2014	—	—
Common stock, $0.001 par value, (306.1 and 324.5 shares issued and outstanding as of April 24, 2015 and April 25, 2014, respectively)	0.3	0.3
Additional paid-in capital	3,384.3	3,776.0
Retained earnings	53.2	1.1
Accumulated other comprehensive income (loss)	(23.7)	9.1
Total stockholders' equity	3,414.1	3,786.5
Total liabilities and stockholders' equity	$9,401.2	$9,213.8

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
	(In millions, except per share amounts)
Revenues:
Product	$3,654.6	$3,943.9	$4,092.3
Software maintenance	898.6	914.8	893.5
Hardware maintenance and other services	1,569.5	1,466.4	1,346.6
Net revenues	6,122.7	6,325.1	6,332.4
Cost of revenues:
Cost of product	1,656.9	1,777.1	1,959.9
Cost of software maintenance	35.7	30.7	28.3
Cost of hardware maintenance and other services	596.9	598.2	583.1
Total cost of revenues	2,289.5	2,406.0	2,571.3
Gross profit	3,833.2	3,919.1	3,761.1
Operating expenses:
Sales and marketing	1,913.2	1,898.2	1,974.8
Research and development	919.3	917.3	904.2
General and administrative	284.2	281.0	272.6
Restructuring and other charges	—	88.3	—
Acquisition-related expense	—	—	1.7
Total operating expenses	3,116.7	3,184.8	3,153.3
Income from operations	716.5	734.3	607.8
Other income (expense), net	(3.7)	6.4	(41.2)
Income before income taxes	712.8	740.7	566.6
Provision for income taxes	152.9	103.2	61.3
Net income	$559.9	$637.5	$505.3
Net income per share:
Basic	$1.77	$1.87	$1.40
Diluted	$1.75	$1.83	$1.37
Shares used in net income per share calculations:
Basic	315.5	340.3	361.5
Diluted	320.7	347.9	368.0

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

.	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
	(In millions)
Net income	$559.9	$637.5	$505.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(28.3)	3.5	(2.9)
Defined benefit obligations:
Defined benefit obligation adjustments	(11.8)	0.7	(3.9)
Reclassification adjustments related to defined benefit obligations	0.3	0.6	—
Income tax effect on defined benefit obligations	3.9	(0.4)	2.6
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	2.0	(2.5)	7.3
Reclassification adjustments for gains included in net income	(0.3)	(1.3)	(0.6)
Income tax effect on unrealized holding (gains) losses	0.3	1.3	(0.2)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	15.5	(3.5)	3.7
Reclassification adjustments for (gains) losses included in net income	(14.4)	2.0	(2.2)
Other comprehensive income (loss)	(32.8)	0.4	3.8
Comprehensive income	$527.1	$637.9	$509.1

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
	(In millions)
Cash flows from operating activities:
Net income	$559.9	$637.5	$505.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307.2	334.1	344.6
Stock-based compensation	259.3	273.0	276.6
Accretion of discount and issuance costs on long-term debt	2.7	9.7	60.2
Deferred income taxes	(2.7)	(76.0)	(76.6)
Excess tax benefit from stock-based compensation	(55.2)	(52.5)	(72.9)
Other non-cash items, net	31.9	17.6	70.6
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	74.8	(56.6)	23.1
Inventories	(24.1)	17.0	22.0
Other operating assets	13.0	74.6	(77.3)
Accounts payable	38.6	(12.1)	25.1
Accrued expenses	(66.7)	32.3	53.5
Deferred revenue	122.1	106.6	198.1
Other operating liabilities	7.3	44.4	34.0
Net cash provided by operating activities	1,268.1	1,349.6	1,386.3
Cash flows from investing activities:
Purchases of investments	(2,596.8)	(1,018.5)	(2,287.7)
Maturities, sales and collections of investments	1,952.0	1,993.5	2,464.7
Purchases of property and equipment	(175.3)	(221.4)	(303.3)
Acquisitions of businesses	(84.6)	—	(106.5)
Other investing activities, net	1.5	6.8	4.2
Net cash provided by (used in) investing activities	(903.2)	760.4	(228.6)
Cash flows from financing activities:
Issuance of common stock under employee stock award plans	156.9	201.4	110.6
Repurchase of common stock and forward contract	(1,165.2)	(1,881.5)	(590.0)
Excess tax benefit from stock-based compensation	55.2	52.5	72.9
Repayment of debt	—	(1,264.9)	—
Issuance of long-term debt, net	494.7	—	987.3
Dividends paid	(207.4)	(202.3)	—
Other financing activities, net	(9.4)	(9.2)	(1.9)
Net cash provided by (used in) financing activities	(675.2)	(3,104.0)	578.9
Effect of exchange rate changes on cash and cash equivalents	(59.2)	7.9	(9.3)
Net increase (decrease) in cash and cash equivalents	(369.5)	(986.1)	1,727.3
Cash and cash equivalents:
Beginning of year	2,291.0	3,277.1	1,549.8
End of year	$1,921.5	$2,291.0	$3,277.1

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock			Accumulated
			Additional				Other
			Paid-in			Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
	(In millions, except per share amounts)
Balances, April 27, 2012	468.9	$0.5	$4,410.3	(104.3)	$(2,927.4)	$2,805.3	$4.9	$4,293.6
Net income	—	—	—	—	—	505.3	—	505.3
Other comprehensive income	—	—	—	—	—	—	3.8	3.8
Reclassification of equity component of convertible notes	—	—	62.6	—	—	—	—	62.6
Issuance of common stock under employee stock award plans, net of taxes	10.1	—	110.6	—	—	—	—	110.6
Repurchase of common stock	(18.1)	—	(176.2)	—	—	(413.8)	—	(590.0)
Stock-based compensation	—	—	276.6	—	—	—	—	276.6
Income tax benefit from employee stock transactions	—	—	53.8	—	—	—	—	53.8
Vested options assumed in acquisition	—	—	1.2	—	—	—	—	1.2
Balances, April 26, 2013	460.9	0.5	4,738.9	(104.3)	(2,927.4)	2,896.8	8.7	4,717.5
Net income	—	—	—	—	—	637.5	—	637.5
Other comprehensive income	—	—	—	—	—	—	0.4	0.4
Issuance of common stock under employee stock award plans, net of taxes	13.1	—	201.4	—	—	—	—	201.4
Conversion of convertible notes	4.9	—	—	—	—	—	—	—
Exercise of convertible note hedges	(3.9)	—	—	—	—	—	—	—
Exercise of warrants	1.1	—	—	—	—	—	—	—
Repurchase of common stock and forward contract	(47.3)	(0.1)	(813.4)	—	—	(1,068.0)	—	(1,881.5)
Retirement of treasury stock	(104.3)	(0.1)	(614.0)	104.3	2,927.4	(2,313.3)	—	—
Stock-based compensation	—	—	273.0	—	—	—	—	273.0
Income tax benefit from employee stock transactions	—	—	40.5	—	—	—	—	40.5
Cash dividends declared ($0.60 per common share)	—	—	(50.4)	—	—	(151.9)	—	(202.3)
Balances, April 25, 2014	324.5	0.3	3,776.0	—	—	1.1	9.1	3,786.5
Net income	—	—	—	—	—	559.9	—	559.9
Other comprehensive loss	—	—	—	—	—	—	(32.8)	(32.8)
Issuance of common stock under employee stock award plans, net of taxes	11.2	—	156.9	—	—	—	—	156.9
Repurchase of common stock	(29.6)	—	(812.8)	—	—	(352.4)	—	(1,165.2)
Stock-based compensation	—	—	259.3	—	—	—	—	259.3
Income tax benefit from employee stock transactions	—	—	56.9	—	—	—	—	56.9
Cash dividends declared ($0.66 per common share)	—	—	(52.0)	—	—	(155.4)	—	(207.4)
Balances, April 24, 2015	306.1	$0.3	$3,384.3	—	$—	$53.2	$(23.7)	$3,414.1

See accompanying notes to consolidated financial statements.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business —NetApp, Inc. (we, us, or the Company) provide software, systems and services to manage and store computer data. We enable enterprises, service providers, governmental organizations, and original equipment manufacturers to envision, deploy and evolve their information technology environments and to reduce costs and risk while driving growth and success for their organizations.

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. Our fiscal years 2015, 2014 and 2013 ended on April 24, 2015, April 25, 2014 and April 26, 2013, respectively, and were each 52-week years. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2016 will span 53 weeks, with a 14th week included in the first quarter of fiscal 2016. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months and periods of those fiscal years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Accounting Change — In our fourth quarter of fiscal 2015, we adopted an Accounting Standards Update (ASU) that simplifies the presentation of debt issuance costs by requiring them to be presented as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge, consistent with debt discounts. The new guidance was applied on a retrospective basis to April 25, 2014. The amended presentation of debt issuance costs resulted in a $7.5 million and $5.4 million reduction of each of other non-current assets and long-term debt in the consolidated balance sheets as of April 24, 2015 and April 25, 2014, respectively.

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

Available-for-Sale Investments — We classify our investments in debt securities as available-for-sale investments. Debt securities primarily consist of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit. These available-for-sale investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of debt securities sold. These investments are recorded in the consolidated balance sheets at fair value.

Unrealized gains and temporary losses, net of related taxes, are included in accumulated other comprehensive income (loss) (AOCI). Upon realization, those amounts are reclassified from AOCI to earnings. The amortization of premiums and discounts on the investments are included in our results of operations. Realized gains and losses on our available-for-sale investments are calculated based on the specific identification method.

We classify our investments as current or noncurrent based on the nature of the investments and their availability for use in current operations.

Other-than-Temporary Impairments on Investments — All of our available-for-sale investments are subject to periodic impairment review. When the fair value of a debt security is less than its amortized cost, it is deemed impaired, and we assess whether the impairment is other-than-temporary. An impairment is considered other-than-temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security. If impairment is considered other-than-temporary based on condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the debt security is recognized in the results of operations. If an impairment is considered other-than-temporary based on condition (iii) described above, the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) is recognized in earnings, and the amount relating to all other factors is recognized in other comprehensive income (OCI).

For our auction rate securities (ARSs), impairment was determined based on fair value and marketability of these investments. The valuation models used to estimate fair value include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, trading activity in the secondary market for similar securities, credit ratings, workout periods, and overall capital market liquidity.

Inventories — Inventories are stated at the lower of cost or market, which approximates actual cost on a first-in, first-out basis. We write down excess and obsolete inventory based on the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand forecasts and market conditions. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts or circumstances do not result in the restoration or increase in that newly established basis. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our valuation of excess and obsolete inventory.

Property and Equipment — Property and equipment are recorded at cost.

Depreciation and amortization is computed using the straight-line method, generally over the following periods:

Depreciation Life
Buildings and improvements	10 to 40 years
Furniture and fixtures	5 years
Computer, production, engineering and other equipment	2 to 3 years
Computer software	3 to 5 years
Leasehold improvements	Shorter of remaining lease term or useful life

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

The carrying value of goodwill is tested for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of our reporting units to its net book value, including goodwill. We have three reporting units, the fair values of which are determined based on an allocation of our entity level market capitalization, as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If that difference is less than the net book value of goodwill, an impairment exists and is recorded. We have not been required to perform this second step of the process because the fair values of each of our reporting units have exceeded their respective net book values in fiscal 2015, 2014 and 2013.

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

Derivative Instruments — Our derivative instruments consist of foreign currency exchange contracts as described below:

Balance Sheet Hedges — We utilize foreign currency exchange forward and option contracts to hedge against the short-term impact of foreign currency exchange rate fluctuations related to certain foreign currency denominated monetary assets and liabilities, primarily intercompany receivables and payables. These derivative instruments are not designated as hedging instruments and do not subject us to material balance sheet risk due to exchange rate movements because the gains and losses on these contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being hedged and the net amount is included in earnings.

Cash Flow Hedges — We use foreign currency exchange forward contracts to hedge foreign currency exchange exposures related to forecasted sales transactions denominated in certain foreign currencies. These derivative instruments are designated and qualify as cash flow hedges and in general, closely match the underlying forecasted transactions in duration. The contracts are carried in the consolidated balance sheets at fair value, and the effective portion of the contracts’ gains and losses resulting from changes in fair value is recorded in AOCI until the forecasted transaction is recognized in the consolidated statements of operations. When the forecasted transactions occur, we reclassify the related gains or losses on the cash flow hedges into net revenues. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from AOCI and recognized immediately in earnings. We measure the effectiveness of hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated foreign currency exchange forward purchase contracts with the fair values of the forecasted transactions. Any ineffective portion of the derivative hedging gain or loss, as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness), are recognized in earnings.

Factors that could have an impact on the effectiveness of our hedging programs include the accuracy of forecasts and the volatility of foreign currency markets. These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Currently, we do not enter into any foreign currency exchange forward contracts to hedge exposures related to firm commitments or nonmarketable investments. Cash flows from our derivative programs are included under operating activities in the consolidated statements of cash flows.

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

Our multiple element arrangements may include our systems, software maintenance, hardware maintenance and other services. Software maintenance contracts entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, and patch releases. Hardware maintenance services include contracts for extended warranty, technical support and minimum response times. Other services include professional services and customer education and training services. Revenues from software maintenance and hardware maintenance services are recognized ratably over the contractual term, generally from one to five years. We also offer extended warranty contracts (which extend our standard parts warranty and may include premium hardware maintenance) at the end of the original warranty term; revenues from these contracts are recognized ratably over their respective contract term. We sell professional services either on a time and materials basis or under fixed price projects; we recognize revenue for these services as they are performed.

For multiple element arrangements, we allocate revenue to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence of selling price (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available. ESP is generally evidenced by a majority of historical transactions falling within a reasonable price range. We also consider multiple factors, including, but not limited to, cost of products, gross margin objectives, historical pricing practices, type of customer and distribution channels. For our non-software deliverables, we generally allocate the arrangement consideration based on the relative selling price of the deliverables using ESP. For our software maintenance services, we generally use VSOE. When we are unable to establish VSOE for our software maintenance services, we use ESP in our allocation of arrangement consideration.

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

For our software deliverables, we use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of all undelivered elements exists. Typically, only software maintenance, hardware maintenance and/or other services remain undelivered after the product is delivered. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the consideration is recognized as product revenues for delivered elements. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred until the earlier of when delivery of those elements occurs or when fair value can be established. In instances where the only undelivered element without fair value is software maintenance, the entire arrangement is recognized ratably over the maintenance period.

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

Product Warranties — Estimated future hardware and software warranty costs are recorded as a cost of product revenues at the time of product shipment, based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures that are outside our typical experience. Factors that affect our warranty liability include the number of installed units subject to warranty protection, product failure rates, estimated material costs, estimated distribution costs and estimated labor costs. We assess the adequacy of our warranty accrual each quarter and adjust the amount as considered necessary.

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

Benefit Plans — We have a postretirement health care plan and various international defined benefit plans for certain of our employees. We record actuarial gains and losses within AOCI and amortize net gains or losses in excess of 10 percent of the greater of the market value of plan assets or the plans' projected benefit obligation on a straight-line basis over the remaining estimated service life of plan participants. The measurement date for all defined benefit plans is our fiscal year end.

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

The fair value of employee RSUs is equal to the market value of our common stock on the grant date of the award, less the present value of expected dividends during the vesting period, discounted at a risk-free interest rate. Calculating the fair value of employee stock options and the rights to purchase shares under the ESPP requires estimates and significant judgment. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. Option-pricing models require the input of highly subjective assumptions, including the expected term of awards and the stock price volatility of the underlying stock of such awards. Our expected term assumption is based primarily on historical exercise and post-vesting forfeiture experience. Effective fiscal 2013, our stock price volatility assumption is based on a combination of our historical and implied volatility, whereas prior to fiscal 2013, we solely used implied volatility.

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

Net Income per Share — Basic net income per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Potential dilutive common shares can consist of outstanding stock options, shares to be purchased under our employee stock purchase plan and unvested RSUs, as well as outstanding warrants and shares to be issued upon the conversion of convertible notes.

Treasury Stock — We account for treasury stock under the cost method. Upon the retirement of treasury stock, we allocate the value of treasury shares between common stock, additional paid-in capital and retained earnings.

2. Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, foreign currency exchange contracts and accounts receivable. Cash equivalents and short-term investments consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, all of which are considered high investment grade. Our policy is to limit the amount of credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer.

By entering into foreign currency exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults.

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

There are no concentrations of business transacted with a particular market that would severely impact our business in the near term. However, we rely on a limited number of suppliers for certain key components and a few key contract manufacturers to manufacture most of our products; any disruption or termination of these arrangements could materially adversely affect our operating results.

3. Recent Accounting Standards Not Yet Effective

In April 2014, the Financial Accounting Standards Board (FASB) issued an ASU that changes the criteria for reporting discontinued operations and expands related disclosure requirements. This accounting standard will be effective for us beginning in our first quarter of fiscal 2016. The effects of this guidance will depend on the nature and significance of discontinued operations occurring after the effective date.

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

In April 2015, the FASB issued an ASU to provide guidance to entities on evaluating the accounting for fees paid by a customer in a cloud computing arrangement. This guidance will be effective for us beginning in our first quarter of fiscal 2017 and may be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU, as well as which transition method we intend to use, but do not anticipate material impacts on our consolidated financial statements upon adoption.

4. Statements of Cash Flows Additional Information

Non-cash investing activities and supplemental cash flow information are as follows (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Non-cash Investing Activities:
Reclassification of equity component of Convertible Notes	$—	$—	$62.6
Capital expenditures incurred but not paid	$12.1	$18.0	$20.2
Acquisition of software through long-term financing	$12.3	$11.4	$0.8
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$97.4	$58.1	$46.7
Interest paid	$32.7	$35.2	$22.8

5. Business Combinations

Fiscal 2015 Acquisitions

On October 27, 2014, we completed the acquisition of certain assets related to Riverbed Technology, Inc.’s SteelStore product line for $79.1 million in cash. The SteelStore product line supports leading backup applications and cloud providers so that customers have a choice in how they extend their existing data protection infrastructure into the cloud.

In addition, on the same date, we acquired certain intangible assets from a privately-held software developer for $5.5 million in cash.

The preliminary fair values of assets acquired and liabilities assumed as of the closing date are summarized as follows (in millions):

Prepaid expenses and other current assets	$2.7
Finite-lived intangible assets	31.8
Goodwill	39.3
Deferred income taxes	10.8
Other non-current assets	1.1
Total assets acquired	85.7
Deferred revenue	(1.1)
Total purchase price	$84.6

The results of operations related to these acquisitions have been included in our consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisitions were not material to our results of operations.

Fiscal 2013 Acquisitions

Consideration related to our fiscal 2013 acquisitions consisted of the following (in millions):

Cash	$106.9
Equity	1.2
Total purchase price	$108.1

The allocation of the purchase consideration for business combinations completed in fiscal 2013 is summarized as follows (in millions):

Net liabilities assumed	$(5.1)
Finite-lived intangible assets	30.3
Goodwill	82.9
Total purchase price	$108.1

6. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 26, 2013	$988.1
Goodwill acquired	—
Balance as of April 25, 2014	988.1
Goodwill acquired	39.3
Balance as of April 24, 2015	$1,027.4

We conducted our annual goodwill impairment test during the fourth quarter of fiscal 2015. Based on this analysis, we determined that there was no impairment to goodwill. We will continue to monitor our recorded goodwill for indicators of impairment.

Purchased intangible assets, net are summarized below (in millions):

	April 24, 2015			April 25, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$312.4	$(225.2)	$87.2	$283.0	$(162.6)	$120.4
Customer contracts/relationships	5.0	(2.7)	2.3	9.6	(9.0)	0.6
Other purchased intangibles	2.9	(2.9)	—	4.5	(4.0)	0.5
Total purchased intangible assets	$320.3	$(230.8)	$89.5	$297.1	$(175.6)	$121.5

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statement of
	April 24, 2015	April 25, 2014	April 26, 2013	Operations Classifications
Developed technology	$62.6	$57.1	$55.9	Cost of revenues
Customer contracts/relationships	0.7	1.0	25.2	Operating expenses
Other purchased intangibles	0.4	1.0	4.7	Operating expenses
Total	$63.7	$59.1	$85.8

As of April 24, 2015, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2016	$58.4
2017	13.9
2018	9.4
2019	5.2
2020	2.6
Total	$89.5

7. Balance Sheet Details

Cash and cash equivalents (in millions):

	April 24, 2015	April 25, 2014
Cash	$1,666.3	$2,174.0
Cash equivalents	255.2	117.0
Cash and cash equivalents	$1,921.5	$2,291.0

Inventories (in millions):

	April 24, 2015	April 25, 2014
Purchased components	$36.2	$17.6
Finished goods	110.3	104.8
Inventories	$146.5	$122.4

Other current assets (in millions):

	April 24, 2015	April 25, 2014
Prepaid expenses and other current assets	$268.3	$219.4
Deferred tax assets	253.5	270.3
Other current assets	$521.8	$489.7

Property and equipment, net (in millions):

	April 24, 2015	April 25, 2014
Land	$265.5	$265.7
Buildings and improvements	607.0	541.7
Leasehold improvements	106.6	102.9
Computer, production, engineering and other equipment	753.7	753.8
Computer software	371.9	369.1
Furniture and fixtures	85.4	86.4
Construction-in-progress	33.0	72.9
	2,223.1	2,192.5
Accumulated depreciation and amortization	(1,193.2)	(1,083.7)
Property and equipment, net	$1,029.9	$1,108.8

The net book value of computer software, which includes capitalized internal-use software development costs, is summarized below (in millions):

	April 24, 2015	April 25, 2014
Computer software	$58.5	$103.5

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Depreciation and amortization expense	$243.5	$275.0	$258.8

Included in depreciation and amortization expense above is amortization related to computer software, as summarized below (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Computer software amortization expense	$84.6	$74.4	$76.7

Other non-current assets (in millions):

	April 24, 2015	April 25, 2014
Auction rate securities	$—	$36.0
Deferred tax assets	255.9	245.0
Other assets	225.1	243.1
Other non-current assets	$481.0	$524.1

Accrued expenses (in millions):

	April 24, 2015	April 25, 2014
Accrued compensation and benefits	$358.8	$407.8
Product warranty liability	57.8	73.0
Other current liabilities	284.8	313.0
Accrued expenses	$701.4	$793.8

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our consolidated balance sheets (in millions):

	Year Ended
	April 24, 2015	April 25, 2014
Balance at beginning of year	$110.0	$117.2
Expense accrued during the year	35.2	70.2
Warranty costs incurred	(59.5)	(77.4)
Balance at end of year	$85.7	$110.0

	April 24, 2015	April 25, 2014
Accrued expenses	$57.8	$73.0
Other long-term liabilities	27.9	37.0
Total warranty liabilities	$85.7	$110.0

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Short-term and long-term deferred revenue (in millions):

	April 24, 2015	April 25, 2014
Product	$17.4	$23.4
Services	3,179.8	3,076.8
Total	$3,197.2	$3,100.2

Reported as:
Short-term	$1,724.2	$1,653.8
Long-term	1,473.0	1,446.4
Total	$3,197.2	$3,100.2

8. Other income (expense), net

Other income (expense), net consists of the following (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Interest income	$36.6	$34.9	$42.2
Interest expense	(42.0)	(36.1)	(91.7)
Other income, net	1.7	7.6	8.3
Total other income (expense), net	$(3.7)	$6.4	$(41.2)

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

Investments

The following is a summary of our investments (in millions):

	April 24, 2015				April 25, 2014
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$2,249.4	$8.7	$(0.5)	2,257.6	$2,142.3	$10.5	$(0.5)	$2,152.3
U.S. Treasury and government debt securities	1,055.7	2.5	—	1,058.2	263.4	0.3	(0.1)	263.6
Foreign government debt securities	37.7	0.2	—	37.9	—	—	—	—
Commercial paper	20.0	—	—	20.0	168.4	—	—	168.4
Certificates of deposit	286.2	—	—	286.2	245.0	—	—	245.0
Auction rate securities	—	—	—	—	36.9	—	(0.9)	36.0
Mutual funds	32.2	—	—	32.2	32.7	—	—	32.7
Total debt and equity securities	$3,681.2	$11.4	$(0.5)	$3,692.1	$2,888.7	$10.8	$(1.5)	$2,898.0

As of April 24, 2015, gross unrealized losses related to individual securities were not significant. The following table shows the gross unrealized losses and estimated fair values of our available-for-sale investments with gross unrealized losses and the length of time that individual securities have been in continuous unrealized loss positions as of April 25, 2014 (in millions):

	April 25, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$233.1	$(0.5)	$—	$—	$233.1	$(0.5)
U.S. Treasury and government debt securities	63.0	(0.1)	—	—	63.0	(0.1)
Auction rate securities	—	—	36.0	(0.9)	36.0	(0.9)
Total	$296.1	$(0.6)	$36.0	$(0.9)	$332.1	$(1.5)

The following table presents the contractual maturities of our debt investments as of April 24, 2015 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,437.8	$1,440.2
Due after one year through five years	2,211.2	2,219.7
	$3,649.0	$3,659.9

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 24, 2015
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$1,666.3	$1,666.3	$—
Corporate bonds	2,257.6	—	2,257.6
U.S. Treasury and government debt securities	1,058.2	145.6	912.6
Foreign government debt securities	37.9	—	37.9
Commercial paper	20.0	—	20.0
Certificates of deposit	286.2	—	286.2
Total cash, cash equivalents and short-term investments	$5,326.2	$1,811.9	$3,514.3
Other items:
Mutual funds (1)	$2.8	$2.8	$—
Mutual funds (2)	$29.4	$29.4	$—
Foreign currency exchange contracts assets (1)	$3.4	$—	$3.4
Long-term debt	$(1,523.6)	$—	$(1,523.6)

	April 25, 2014
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Cash	$2,174.0	$2,174.0	$—	$—
Corporate bonds	2,152.3	—	2,152.3	—
U.S. Treasury and government debt securities	263.6	185.1	78.5	—
Commercial paper	168.4	—	168.4	—
Certificates of deposit	245.0	—	245.0	—
Total cash, cash equivalents and short-term investments	$5,003.3	$2,359.1	$2,644.2	$—
Other items:
Auction rate securities (2)	$36.0	$—	$—	$36.0
Mutual funds (1)	$6.4	$6.4	$—	$—
Mutual funds (2)	$26.3	$26.3	$—	$—
Foreign currency exchange contracts assets (1)	$0.4	$—	$0.4	$—
Foreign currency exchange contracts liabilities (3)	$(1.9)	$—	$(1.9)	$—
Long-term debt	$(1,000.0)	$—	$(1,000.0)	$—

(1)	Reported as other current assets in the consolidated balance sheets
(2)	Reported as other non-current assets in the consolidated balance sheets
(3)	Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of April 24, 2015 and April 25, 2014, we have not made any adjustments to the prices obtained from our third-party pricing providers.

During fiscal 2015, we settled our remaining ARS investments, which had been classified as Level 3 financial instruments at their respective par values. Quantitative information about our Level 3 fair value measurements as of April 24, 2014 for our ARSs is as follows:

	Estimated Fair Value as of April 25, 2014 (in millions)	Valuation Techniques	Unobservable Inputs	Range (Weighted average)
ARSs	$36.0	Discounted cash flow	Time-to-economic maturity	6.7 yrs - 10.0 yrs (8.2 yrs)
			Illiquidity premium	1.1% - 2.8% (1.8%)
			Coupon rate	1.1% - 2.7% (1.8%)
		Market comparable securities	Discount rate	1.0% - 5.0% (2.4%)

All of our ARSs were backed by pools of student loans guaranteed by the U.S. Department of Education. We estimated the fair value of each individual ARS using an income (discounted cash flow) and market approach that incorporated both observable and unobservable inputs. Key inputs into the discounted cash flow analysis included the time-to-economic maturity, illiquidity premium, (which factors in liquidity risk, market credit spread and other factors), and a coupon rate. The key input into the market approach is a discount rate. We reviewed the fair value of our Level 3 financial instruments for overall reasonableness by reviewing service provider pricing methodologies, key inputs and assumptions and by understanding the processes used by our third-party service provider.

The table below provides a reconciliation of the beginning and ending balance of our Level 3 ARSs measured at fair value on a recurring basis using significant unobservable inputs (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Balance at beginning of year	$36.0	$42.0	$51.0
Total unrealized gains, net included in other comprehensive income (loss)	0.9	1.3	0.5
Total realized gains included in earnings	—	0.7	1.1
Sales	(10.0)	(8.0)	—
Settlements	(26.9)	—	(10.6)
Balance at end of year	$—	$36.0	$42.0

Fair Value of Long-Term Debt

The fair value of our long-term debt was based on observable market prices in a less active market and discounted cash flow models that take into consideration variables such as credit-rating and interest rate changes. All of our debt obligations are categorized as Level 2 instruments.

10. Financing Arrangements

Long-term Debt

The following table summarizes information related to our long-term debt (in millions, except interest rates):

	April 24, 2015		April 25, 2014
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due 2017	$750.0	2.25%	$750.0	2.25%
3.375% Senior Notes Due 2021	500.0	3.54%	—	N/A
3.25% Senior Notes Due 2022	250.0	3.43%	250.0	3.43%
Total principal amount	1,500.0		1,000.0
Less:
Unamortized discount	(5.0)		(4.5)
Unamortized issuance costs	(7.5)		(5.4)
Total long-term debt	$1,487.5		$990.1

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 24, 2015, we were in compliance with all covenants associated with the Senior Notes.

As of April 24, 2015, our aggregate future principal debt maturities for our Senior Notes are as follows (in millions):

Fiscal Year	Amount
2018	$750.0
Thereafter	750.0
Total	$1,500.0

1.75% Convertible Senior Notes due 2013 settled in June 2013

On June 10, 2008, we issued $1,265.0 million aggregate principal amount of 1.75% Convertible Senior Notes (the Convertible Notes) that matured in June 2013. Upon maturity, the Convertible Notes were converted into shares of common stock at a conversion rate of 31.40 shares of common stock per $1,000 principal amount of the Convertible Notes (which represented the effective conversion price of $31.85 per share). Upon conversion in June 2013, the holders received cash for the principal amount of the Convertible Notes and an aggregate of 4.9 million shares of common stock for the $178.9 million excess of the conversion value over the principal amount.

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

The interest expense recognized on the Convertible Notes consisted of the following (in millions):

	Year Ended
	April 25, 2014	April 26, 2013
Contractual coupon interest expense	$2.5	$22.0
Amortization of debt discount	7.1	55.5
Amortization of debt issuance costs	0.6	4.8
Less capitalized interest	—	(1.1)
Total interest expense related to Convertible Notes	$10.2	$81.2

Concurrent with the issuance of the Convertible Notes, we entered into arrangements to buy up to approximately 31.8 million shares of our common stock, at a price of $31.85 per share. During fiscal 2014, concurrent with the repayment and conversion of the Convertible Notes, we exercised the Convertible Note hedges which were net settled for an aggregate of 3.9 million shares from the counterparties. We also entered into separate transactions in which we sold warrants to acquire 39.7 million shares of our common stock at an exercise price of $41.28 per share. During fiscal 2014, 31.9 million warrants were exercised at a weighted-average price of $43.09 and were net settled with 1.1 million shares of our common stock, equal to the difference between the market price on the date of exercise and the exercise price of the warrants on their respective exercise dates, and the remaining warrants expired unexercised.

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

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of April 24, 2015, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	April 24, 2015	April 25, 2014
Other long-term financing arrangements	$15.9	$13.1
Less: current portion	(9.5)	(6.6)
Non-current portion of other long-term financing arrangements	$6.4	$6.5

11. Stockholders’ Equity

Equity Incentive Programs

The 1999 Plan — As most recently amended on September 5, 2014, the 1999 Stock Option Plan (the Plan) comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in fair market value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of common stock directly; (iv) the Performance Share and Performance Unit Program (also known as RSUs) under which eligible persons may be granted performance shares or performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved and (v) the Automatic Award Program under which nonemployee board members automatically receive equity grants at designated intervals over their period of board service. The Plan expires in August 2019.

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

Under the Plan, the number of shares reserved for issuance is reduced by two shares for every share subject to a full value award, which are specified to be grants that are in the form of performance shares and/or performance unit awards, stock, restricted stock, restricted stock units. The Plan (i) limits the number of shares that may be granted pursuant to awards under the Stock Issuance Program to a participant in any calendar year to 1 million, (ii) limits the initial value of performance units a participant may receive to not more than $5 million and (iii) limits the number of performance shares a participant may receive in a calendar year to 1 million.

During fiscal 2015, the shares reserved for issuance under the plan were increased by 7.5 million shares. As of April 24, 2015, 12.7 million shares were available for grant under our equity incentive plans.

Stock Options

The following table summarizes activity related to our stock options (in millions, except for exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 27, 2012	20.6	$29.98
Granted	2.4	$28.87
Exercised	(3.0)	$18.37
Forfeited and expired	(0.8)	$40.11
Outstanding at April 26, 2013	19.2	$31.27
Granted	2.9	$38.26
Exercised	(6.3)	$25.83
Forfeited and expired	(1.3)	$42.47
Outstanding as of April 25, 2014	14.5	$34.10
Granted	2.2	$36.64
Exercised	(4.6)	$25.25
Forfeited and expired	(0.6)	$42.42
Outstanding as of April 24, 2015	11.5	$37.74	3.70	$29.8
Vested and expected to vest as of April 24, 2015	11.1	$37.78	3.63	$29.5
Exercisable as of April 24, 2015	7.9	$38.32	2.89	$26.1

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Intrinsic value of exercises	$69.9	$90.7	$46.1
Proceeds received from exercises	$116.6	$163.7	$56.5
Fair value of options vested	$33.4	$45.3	$55.9

Restricted Stock Units

The following table summarizes activity related to our RSUs (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 27, 2012	12.0	$43.28
Granted	6.0	$29.94
Vested	(4.0)	$39.83
Forfeited	(1.2)	$40.95
Outstanding at April 26, 2013	12.8	$38.36
Granted	6.5	$38.61
Vested	(4.5)	$38.48
Forfeited	(1.6)	$39.08
Outstanding as of April 25, 2014	13.2	$38.35
Granted	6.5	$35.80
Vested	(4.7)	$40.14
Forfeited	(1.7)	$37.48
Outstanding as of April 24, 2015	13.3	$36.58

RSUs are converted into common stock upon vesting. We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Shares withheld for taxes	1.5	1.5	1.3
Fair value of shares withheld	$56.8	$57.7	$40.9

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 5, 2014, the ESPP was amended to increase the shares reserved for issuance by 5.0 million shares of common stock. As of April 24, 2015, 8.9 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Shares issued under the ESPP	3.4	3.8	3.8
Proceeds from issuance of shares	$97.1	$95.5	$95.0

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Cost of product revenues	$5.8	$5.6	$6.1
Cost of hardware maintenance and other services revenues	16.0	16.7	19.4
Sales and marketing	116.5	125.0	132.2
Research and development	84.1	87.7	84.1
General and administrative	36.9	38.0	34.8
Total stock-based compensation expense	$259.3	$273.0	$276.6

As of April 24, 2015, total unrecognized compensation expense related to our equity awards was $358.7 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.2 years.

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Income tax benefit associated with employee stock transactions	$56.9	$40.5	$53.8

Valuation Assumptions

The valuation of stock options, RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Stock options:
Expected term in years	4.8	4.8	4.8
Risk-free interest rate	1.6%	1.1%	0.6%
Expected volatility	29%	34%	41%
Expected dividend yield	1.8%	1.6%	—%
Weighted-average fair value per share granted	$8.24	$9.85	$11.52

RSUs:
Risk-free interest rate	0.6%	0.5%	N/A
Expected dividend yield	1.8%	1.6%	—%
Weighted-average fair value per share granted	$35.80	$38.61	$29.94

ESPP:
Expected term in years	1.3	1.2	1.2
Risk-free interest rate	0.2%	0.2%	0.2%
Expected volatility	27%	31%	40%
Expected dividend yield	1.8%	1.6%	—%
Weighted-average fair value per right granted	$9.81	$10.83	$10.36

N/A - Not Applicable

Stock Repurchase Program

As of April 24, 2015, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock, including a $2.5 billion increase approved by our Board of Directors in fiscal 2015. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program (in millions, except per share information):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Number of shares repurchased	29.6	47.3	18.1
Average price per share	$39.30	$39.78	$32.68
Aggregate purchase price	$1,165.2	$1,881.5	$590.0
Remaining authorization at end of period	$2,459.5	$1,124.8	$1,406.3

The aggregate purchase price of our stock repurchases for fiscal 2015 consisted of $1,165.2 million of open market purchases, of which, $812.8 million and $352.4 million was allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through April 24, 2015, we repurchased a total of 214.0 million shares of our common stock at an average price of $33.48 per share, for an aggregate purchase price of $7.2 billion.

Accelerated Share Repurchase Agreement

In fiscal 2014, we entered into a collared Accelerated Share Repurchase (ASR) with a third party under which we prepaid $750.0 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. This contract settled in fiscal 2014, resulting in the repurchase of 19.2 million shares, at an average price per share of $39.13. The value of the ASR forward contract was determined to be $13.9 million, which was recorded as additional paid-in capital.

Preferred Stock

Our Board of Directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our fiscal 2015 and 2014 activities related to dividends on our common stock (in millions, except per share amounts). No dividends were declared or paid in fiscal 2013.

	Year Ended
	April 24, 2015	April 25, 2014
Dividends per share declared	$0.66	$0.60
Dividend payments allocated to additional paid-in capital	$52.0	$50.4
Dividend payments allocated to retained earnings	$155.4	$151.9

On May 20, 2015, we declared a cash dividend of $0.18 per share of common stock, payable on July 23, 2015 to holders of record as of the close of business on July 10, 2015. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivatives Instruments	Total
Balance as of April 26, 2013	$2.0	$(5.7)	$11.4	$1.0	$8.7
OCI before reclassifications, net of tax	3.5	0.5	(1.2)	(3.5)	(0.7)
Amounts reclassified from AOCI, net of tax	—	0.4	(1.3)	2.0	1.1
Total OCI	3.5	0.9	(2.5)	(1.5)	0.4
Balance as of April 25, 2014	5.5	(4.8)	8.9	(0.5)	9.1
OCI before reclassifications, net of tax	(28.3)	(7.8)	2.3	15.5	(18.3)
Amounts reclassified from AOCI, net of tax	—	0.2	(0.3)	(14.4)	(14.5)
Total OCI	(28.3)	(7.6)	2.0	1.1	(32.8)
Balance as of April 24, 2015	$(22.8)	$(12.4)	$10.9	$0.6	$(23.7)

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
	Amounts Reclassified from AOCI			Statements of Operations Location
Recognized losses on defined benefit obligations	$0.2	$0.4	$—	Operating expenses
Realized gains on available-for-sale securities	(0.3)	(1.3)	(0.6)	Other income (expense), net
Realized (gains) losses on cash flow hedges	(14.4)	2.0	(2.2)	Net revenues
Total reclassifications	$(14.5)	$1.1	$(2.8)

12. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 24, 2015 or April 25, 2014. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

Over the next 12 months, we expect an immaterial amount of derivative net gains recorded in AOCI as of April 24, 2015 will be reclassified into net revenues. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange contracts consisted of the following (in millions):

	April 24, 2015	April 25, 2014
Cash Flow Hedges
Forward contracts purchased	$93.6	$122.6
Balance Sheet Contracts
Forward contracts sold	$160.2	$155.5
Forward contracts purchased	$231.2	$389.9

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our consolidated statements of operations is presented in the consolidated statements of comprehensive income and Note 11 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our consolidated statements of operations was as follows (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
	Gain Recognized into Income
Foreign currency exchange contracts	$14.1	$0.8	$6.5

13. Restructuring and Other Charges

In May 2013, we initiated a business restructuring plan under which we realigned internal resources, resulting in a reduction of our global workforce of approximately 7%. Such activities were completed in the year ended April 25, 2014. In March 2014, we initiated a business realignment plan designed to focus our resources on key strategic initiatives and streamline our business in light of the constrained information technology spending environment, resulting in a reduction of our global workforce of approximately 4%. Such activities were completed in the year ended April 24, 2015. Restructuring and other charges consisted primarily of employee severance-related costs.

Activities related to these plans are summarized as follows (in millions):

	March 2014 Plan	May 2013 Plan	Total
Balance as of April 26, 2013	$—	$—	$—
Net charges	38.8	49.5	88.3
Cash payments	(12.3)	(49.5)	(61.8)
Balance as of April 25, 2014	26.5	—	26.5
Net charges	—	—	—
Cash payments	(26.5)	—	(26.5)
Balance as of April 24, 2015	$—	$—	$—

Liabilities for our restructuring plans were included in accrued expenses in our consolidated balance sheets.

14. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Domestic	$252.9	$120.5	$(63.8)
Foreign	459.9	620.2	630.4
Total	$712.8	$740.7	$566.6

Domestic income before taxes is lower than foreign income before taxes due to significant domestic expenses related to the amortization of intangibles, stock based compensation and, for fiscal years 2014 and 2013, convertible notes interest.

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Current:
Federal	$103.6	$123.7	$85.3
State	11.7	14.6	14.6
Foreign	40.3	40.9	38.0
Total current	155.6	179.2	137.9
Deferred:
Federal	8.0	(64.8)	(56.9)
State	(3.3)	(6.1)	(17.8)
Foreign	(7.4)	(5.1)	(1.9)
Total deferred	(2.7)	(76.0)	(76.6)
Provision for income taxes	$152.9	$103.2	$61.3

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Tax computed at federal statutory rate	$249.5	$259.2	$198.3
State income taxes, net of federal benefit	5.4	5.6	(2.0)
Foreign earnings in lower tax jurisdictions	(141.0)	(163.3)	(144.4)
Stock-based compensation	5.5	9.8	18.4
Research and experimentation credits	(13.7)	(8.7)	(12.1)
Resolution of income tax examinations	46.4	—	0.1
Other	0.8	0.6	3.0
Provision for income taxes	$152.9	$103.2	$61.3

The components of our deferred tax assets and liabilities are as follows (in millions):

	April 24, 2015	April 25, 2014
Deferred tax assets:
Reserves and accruals	$94.3	$89.3
Acquired intangibles	43.8	22.3
Net operating loss and credit carryforwards	79.6	87.6
Stock-based compensation	70.4	73.3
Deferred revenue	297.7	318.9
Other	27.0	19.8
Gross deferred tax assets	612.8	611.2
Valuation allowance	(57.7)	(49.6)
Deferred tax assets, net of valuation allowance	555.1	561.6
Deferred tax liabilities:
Reserves and accruals	4.0	3.9
Acquired intangibles	13.7	10.0
Property and equipment	26.3	30.8
Other	3.5	2.6
Total deferred tax liabilities	47.5	47.3
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$507.6	$514.3

Net deferred tax assets consist of the following (in millions):

	April 24, 2015	April 25, 2014
Current deferred tax assets, net	$251.7	$269.3
Non-current deferred tax assets, net	$255.9	$245.0

The valuation allowance increased by $8.1 million and $9.8 million in fiscal 2015 and 2014, respectively. The increases are mainly attributable to corresponding changes in deferred tax assets, primarily foreign tax credit carryforwards in a foreign jurisdiction and state tax credit carryforwards in certain states.

As of April 24, 2015, the federal and state net operating loss carryforwards were approximately $21.7 million and $85.4 million, respectively, before applying tax rates for the respective jurisdictions. The federal and state tax credit carryforwards were approximately $117.0 million and $145.5 million, respectively. Certain acquired net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The federal and state net operating loss carryforwards and credits will expire in various years from fiscal 2018 through 2035. If realized, $122.0 million, tax effected, of net operating loss and tax credit carryovers will be recognized as additional paid-in capital.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Balance at beginning of period	$235.9	$189.6	$161.0
Additions based on tax positions related to the current year	21.7	26.9	34.5
Additions for tax positions of prior years	101.2	23.8	1.0
Decreases for tax positions of prior years	(29.3)	(4.4)	(6.9)
Settlements	(57.6)	—	—
Balance at end of period	$271.9	$235.9	$189.6

As of April 24, 2015, we had $271.9 million of gross unrecognized tax benefits, of which $213.6 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $167.5 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During fiscal 2015, 2014 and 2013, we recognized accrued interest and penalties of approximately $3.6 million, $2.2 million and $1.2 million, respectively in the consolidated statements of operations and $8.6 million and $5.0 million, respectively, were recorded in the consolidated balance sheets as of April 24, 2015 and April 25, 2014.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 24, 2015

2008 — 2015	United States — federal income tax
2008 — 2015	United States — state and local income tax
2011 — 2015	Australia
2009 — 2015	Germany
2006 — 2015	India
2009 — 2015	Japan
2011 — 2015	The Netherlands
2013 — 2015	United Kingdom
2008 — 2015	Canada

In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal 2001, in that we have net operating loss carryforwards from these years that could be subject to adjustment upon utilization.

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

We are currently undergoing federal income tax audits in the United States (U.S.) and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. The IRS is currently auditing our fiscal 2008 to 2010 income tax returns. We expect the IRS examination team to complete their field audit within the next twelve months. However, the resolution of the fiscal 2008 to 2010 income tax return audits may likely occur beyond the next twelve months should we choose to appeal the IRS examination team’s audit findings.

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

We engage in continuous discussion and negotiation with taxing authorities regarding tax matters in multiple jurisdictions. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude, certain statutes of limitations will lapse, or both. Given the uncertainties involved in all tax audits, we estimate a potential decrease in our unrecognized tax benefit balance of up to $95.4 million may occur within the next 12 months associated with the potential settlements and statute lapses.

As of April 24, 2015, the amount of accumulated unremitted earnings from our foreign subsidiaries is approximately $3.3 billion. We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings as well as tax attribute carryforwards. We estimate the unrecognized deferred tax liability related to these earnings to be approximately $1 billion as of April 24, 2015.

15. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Numerator:
Net income	$559.9	$637.5	$505.3
Denominator:
Shares used in basic computation	315.5	340.3	361.5
Dilutive impact of employee equity award plans	5.2	6.9	5.4
Dilutive impact of assumed conversion of Convertible Notes	—	0.5	1.1
Dilutive impact of warrants	—	0.2	—
Shares used in diluted computation	320.7	347.9	368.0
Net Income per Share:
Basic	$1.77	$1.87	$1.40
Diluted	$1.75	$1.83	$1.37

The following potential weighted-average shares of common stock have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Employee equity award plans	7.8	6.4	15.1

Dilutive shares outstanding during fiscal 2013 do not include any effect resulting from warrants, as their impact would have been anti-dilutive.

16. Segment, Geographic, and Significant Customer Information

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
United States, Canada and Latin America (Americas)	$3,446.8	$3,513.3	$3,552.5
Europe, Middle East and Africa (EMEA)	1,857.4	1,954.6	1,928.8
Asia Pacific (APAC)	818.5	857.2	851.1
Net revenues	$6,122.7	$6,325.1	$6,332.4

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $3,096.1 million, $3,130.9 million and $3,152.7 million during fiscal 2015, 2014 and 2013, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 24, 2015	April 25, 2014
U.S.	$596.2	$681.8
International	4,730.0	4,321.5
Total	$5,326.2	$5,003.3

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 24, 2015	April 25, 2014
U.S.	$926.9	$1,021.4
International	103.0	87.4
Total	$1,029.9	$1,108.8

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
Arrow Electronics, Inc.	23%	22%	19%
Avnet, Inc.	16%	16%	15%

The following customers accounted for 10% or more of accounts receivable:

	April 24, 2015	April 25, 2014
Arrow Electronics, Inc.	14%	14%
Avnet, Inc.	16%	16%

17. Employee Benefits and Deferred Compensation

Employee 401(k) Plan

Our 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit. Effective January 1, 2015, we match 100% of the first 2% of eligible earnings an employee contributes to the 401(k) Plan, and then match 50% of the next 4% of eligible earnings an employee contributes. An employee receives the full 4% match when he/she contributes at least 6% of his/her eligible earnings, up to a maximum calendar year matching contribution of $6,000. Effective the same date, employer matching contributions made in the current and previous years vested immediately. Our employer matching contributions to the 401(k) Plan were as follows (in millions):

	Year Ended
	April 24, 2015	April 25, 2014	April 26, 2013
401(k) matching contributions	$16.3	$19.6	$19.9

Deferred Compensation Plan

We have a non-qualified deferred compensation plan that allows a group of employees within the U.S. to contribute base salary and commissions or incentive compensation on a tax deferred basis in excess of the IRS limits imposed on 401(k) plans. The marketable securities related to these investments are held in a Rabbi Trust. The related deferred compensation plan assets and liabilities under the non-qualified deferred compensation plan were as follows (in millions):

	April 24, 2015	April 25, 2014
Deferred compensation plan assets	$32.2	$32.7
Deferred compensation liabilities reported as:
Accrued expenses	$2.8	$6.4
Other long-term liabilities	$29.4	$26.3

Postretirement Health Care Plan

We maintain a plan to provide postretirement health and welfare benefits to certain executives who meet certain age and service requirements. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. There is no funding requirement associated with the plan and none of the benefit obligation was funded as of April 24, 2015. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

International Defined Benefit Plans

We maintain various defined benefit plans to provide termination and postretirement benefits to certain eligible employees outside of the U.S. We also provide disability benefits to certain eligible employees in the U.S. Eligibility is determined based on the terms of our plans and local statutory requirements. Assumed discount rates and expected long-term returns on plan assets have significant effects on the amounts reported for the defined benefit plans.

Funded Status

The funded status of our postretirement health care and international termination and postretirement benefits was as follows (in millions):

	April 24, 2015	April 25, 2014
Fair value of plan assets	$19.7	$18.7
Benefit obligations	(60.2)	(45.7)
Unfunded obligations	$(40.5)	$(27.0)

Amounts recognized in the consolidated balance sheets were as follows (in millions):

	April 24, 2015	April 25, 2014
Other long-term liabilities	$40.5	$27.0
AOCI	$(12.4)	$(4.8)

18. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally.

Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of April 24, 2015 are as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease commitments	$61.9	$44.0	$29.6	$21.0	$17.3	$31.7	$205.5

Rent expense under all cancellable and non-cancelable operating leases was $67.0 million, $65.5 million and $64.9 million in fiscal 2015, 2014 and 2013, respectively.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on non-cancellable purchase commitments for components to the extent we believe it is probable that such components will not be utilized in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change. As of April 24, 2015, we had $295.0 million in non-cancelable purchase commitments with our contract manufacturers. In addition, we recorded a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts through a charge to cost of product revenues. As of April 24, 2015 and April 25, 2014, such liability amounted to $16.9 million and $11.5 million, respectively, and is included in accrued expenses in our consolidated balance sheets.

In addition to commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of April 24, 2015, we had $60.0 million in construction related obligations and $211.0 million in other purchase obligations.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 24, 2015, our financial guarantees of $9.3 million that were not recorded on our consolidated balance sheets consisted primarily of standby letters of credit and surety bonds.

Financing Guarantees

Some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party financing companies, and in some situations, we enter into customer financing arrangements for our products and services that are contemporaneously sold on a recourse or non-recourse basis to third-party financing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Under the terms of the non-recourse leases, we do not have any continuing obligations or liabilities to the third-party financing companies. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of April 24, 2015 and April 25, 2014, the aggregate amount by which such contingencies exceeded the associated deferred revenue was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

Indemnification Agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to the customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at April 24, 2015 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of April 24, 2015 related to such matters as they are not probable and/or reasonably estimable.

Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows (in millions, except per share amounts):

	Quarter Ended
	July 25, 2014	October 24, 2014	January 23, 2015	April 24, 2015
Net revenues	$1,489.2	$1,542.5	$1,551.3	$1,539.7
Gross profit	$938.1	$982.5	$977.4	$935.2
Net income	$88.4	$159.8	$176.8	$134.9
Net income per share, basic	$0.27	$0.50	$0.57	$0.44
Net income per share, diluted	$0.27	$0.49	$0.56	$0.43

	Quarter Ended
	July 26, 2013	October 25, 2013	January 24, 2014	April 25, 2014
Net revenues	$1,516.2	$1,549.9	$1,610.0	$1,649.0
Gross profit	$909.6	$965.2	$1,002.3	$1,042.0
Net income	$81.6	$166.8	$192.1	$197.0
Net income per share, basic	$0.23	$0.49	$0.57	$0.60
Net income per share, diluted	$0.23	$0.48	$0.55	$0.59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (the “Company”) as of April 24, 2015 and April 25, 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended April 24, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetApp, Inc. and subsidiaries as of April 24, 2015 and April 25, 2014, and the results of their operations and their cash flows for each of the three years in the period ended April 24, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 24, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the “Company”) as of April 24, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 24, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended April 24, 2015 of the Company and our report dated June 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 12, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (SEC). Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 24, 2015, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 24, 2015, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 24, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 24, 2015. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

With the exception of the information incorporated in Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, NetApp’s Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All Financial Statements

See index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETAPP, INC.

By:	/s/ GEORGE KURIAN
George Kurian
Chief Executive Officer (Principal Executive Officer and Principal Operating Officer)

Date: June 12, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Kurian and Nicholas R. Noviello, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer (Principal Executive Officer and Principal Operating Officer)	June 12, 2015
George Kurian

/s/ NICHOLAS R. NOVIELLO	Executive Vice President of Finance and Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 12, 2015
Nicholas R. Noviello

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 12, 2015
T. Michael Nevens

/s/ JEFFRY R. ALLEN	Director	June 12, 2015
Jeffry R. Allen

/s/ TOR R. BRAHAM	Director	June 12, 2015
Tor R. Braham

/s/ ALAN L. EARHART	Director	June 12, 2015
Alan L. Earhart

/s/ GERALD HELD	Director	June 12, 2015
Gerald Held

/s/ KATHRYN M. HILL	Director	June 12, 2015
Kathryn M. Hill

/s/ GEORGE T. SHAHEEN	Director	June 12, 2015
George T. Shaheen

/s/ ROBERT T. WALL	Director	June 12, 2015
Robert T. Wall

/s/ RICHARD P. WALLACE	Director	June 12, 2015
Richard P. Wallace

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	November 26, 2013

3.2	Bylaws of the Company, as amended.	8-K	000-27130	3.1	February 13, 2014

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association	8-K	000-27130	4.1	December 12, 2012

4.2	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association	8-K	000-27130	4.2	December 12, 2012

4.3	Underwriting Agreement dated June 2, 2014 by and between the Company and Goldman, Sachs & Co. and J.P. Morgan Securities LLC as Managers of the Underwriters.	8-K	000-27130	1.1	June 5, 2014

4.4	Second Supplemental Indenture dated June 5, 2014 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	June 5, 2014

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	10-Q	000-27130	10.1	August 28, 2014

10.2*	The Company’s Amended and Restated Change of Control Severance Agreement (CEO).	10-Q	000-27130	10.4	December 2, 2009

10.3*	Form of Amendment to Change of Control Severance Agreement	10-Q	000-27130	10.1	August 30, 2012

10.4*	Form of Change Control Severance Agreement (Non-CEO Executives)	10-Q	000-27130	10.2	August 30, 2012

10.5*	Form of Amendment No. 1 to Change of Control Severance Agreement.	10-K	000-27130	10.64	June 19, 2012

10.6*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective July 23, 2014.	DEF 14A	000-27130	Appendix C	July 25, 2014

10.7*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.8*	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective July 23, 2014.	DEF 14A	000-27130	Appendix B	July 25, 2014

10.9*	The Company’s Amended and Restated 1995 Stock Incentive Plan.	DEF 14A	000-27130		August 21, 1998

10.10*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.	10-K	000-27130	10.21	July 8, 2005

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
10.11*	Form of Stock Issuance Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock).	10-K	000-27130	10.23	July 8, 2005

10.12*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).	10-K	000-27130	10.22	July 8, 2005

10.13*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 23, 2014.	10-Q	000-27130	10.1	November 25, 2014

10.14*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.	10-Q	000-27130	10.3	November 26, 2013

10.15*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).	10-Q	000-27130	10.4	November 26, 2013

10.16*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).	10-K	000-27130	10.29	July 8, 2005

10.17*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).	10-K	000-27130	10.28	July 8, 2005

10.18*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.19*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).	10-K	000-27130	10.27	July 8, 2005

10.20*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).	10-K	000-27130	10.30	July 8, 2005

10.21*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).	10-K	000-27130	10.31	July 8, 2005

10.22*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).	10-K	000-27130	10.32	July 8, 2005

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
10.23*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).	10-K	000-27130	10.81	June 24, 2008

10.24*	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.	S-8	333-128098	99.1	September 2, 2005

10.25*	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.	S-8	333-128098	99.2	September 2, 2005

10.26*	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.	S-8	333-128098	99.4	September 2, 2005

10.27*	Onaro, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (including Appendix — Israeli Taxpayers).	S-8	333-149375	4.1	February 25, 2008

10.28*	Bycast Inc. 2010 Equity Incentive Plan	S-8	333-167619	99.1	June 18, 2010

10.29*	Incentive Stock Option Plan of Bycast Inc.	S-8	333-167619	99.2	June 18, 2010

10.30	ionGrid, Inc. 2013 Equity Incentive Plan	S-8	333-186967	99.1	February 28, 2013

10.31	Form of Restricted Stock Unit Agreement under the ionGrid, Inc. 2013 Equity Incentive Plan	S-8	333-186967	99.2	February 28, 2013

10.32*	Outside Director Compensation Policy.	10-K	000-27130	10.65	June 19, 2012

10.33	Credit Agreement, dated December 21, 2012, by and among the Company, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and J.P. Morgan Securities LLC, Morgan Stanley Funding, Inc. and Wells Fargo Securities LLC, as Joint Bookrunners and Joint Lead Arrangers	8-K	000-27130	10.1	December 28, 2012

10.34	Collared Accelerated Share Repurchase Transaction dated as of June 5, 2013, by and between the Company and Goldman, Sachs & Co.	10-Q	000-27130	10.1	November 26, 2013

21.1	Subsidiaries of the Company.	—	—	—	—

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

24.1	Power of Attorney (see signature page).	—	—	—	—

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Identifies management plan or compensatory plan or arrangement.
†	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.