Form 10-Q
period 2015-07-31
NetApp, Inc.
filed 2015-09-08
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

As of August 31, 2015, there were 294,900,435 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 31, 2015	April 24, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,324	$1,922
Short-term investments	2,626	3,404
Accounts receivable	415	779
Inventories	193	146
Other current assets	561	522
Total current assets	6,119	6,773
Property and equipment, net	1,011	1,030
Goodwill	1,027	1,027
Other intangible assets, net	64	90
Other non-current assets	476	481
Total assets	$8,697	$9,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$249	$284
Accrued expenses	592	701
Short-term deferred revenue and financed unearned services revenue	1,639	1,724
Total current liabilities	2,480	2,709
Long-term debt	1,488	1,487
Other long-term liabilities	302	318
Long-term deferred revenue and financed unearned services revenue	1,427	1,473
Total liabilities	5,697	5,987

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value, (297 and 306 shares issued and outstanding as of July 31, 2015 and April 24, 2015, respectively)	3,065	3,385
Retained earnings (accumulated deficit)	(31)	53
Accumulated other comprehensive loss	(34)	(24)
Total stockholders' equity	3,000	3,414
Total liabilities and stockholders' equity	$8,697	$9,401

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 31, 2015	July 25, 2014
Revenues:
Product	$664	$883
Software maintenance	248	221
Hardware maintenance and other services	423	385
Net revenues	1,335	1,489
Cost of revenues:
Cost of product	345	394
Cost of software maintenance	10	8
Cost of hardware maintenance and other services	164	149
Total cost of revenues	519	551
Gross profit	816	938
Operating expenses:
Sales and marketing	492	480
Research and development	244	228
General and administrative	79	70
Restructuring and other charges	27	—
Total operating expenses	842	778
Income (loss) from operations	(26)	160
Other income, net	4	—
Income (loss) before income taxes	(22)	160
Provision for income taxes	8	72
Net income (loss)	$(30)	$88
Net income (loss) per share:
Basic	$(0.10)	$0.27
Diluted	$(0.10)	$0.27
Shares used in net income (loss) per share calculations:
Basic	304	323
Diluted	304	329
Cash dividends declared per share	$0.180	$0.165

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

.	Three Months Ended
	July 31, 2015	July 25, 2014
Net income (loss)	$(30)	$88
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(1)
Defined benefit obligations:
Defined benefit obligation adjustments	—	2
Reclassification adjustments related to defined benefit obligations	1	—
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	(9)	(2)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding losses arising during the period	(2)	(1)
Reclassification adjustments for losses included in net income (loss)	1	2
Other comprehensive income (loss)	(10)	—
Comprehensive income (loss)	$(40)	$88

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 31, 2015	July 25, 2014
Cash flows from operating activities:
Net income (loss)	$(30)	$88
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69	78
Stock-based compensation	77	62
Deferred income taxes	(51)	8
Excess tax benefit from stock-based compensation	(2)	(43)
Other non-cash items, net	17	38
Changes in assets and liabilities:
Accounts receivable	361	271
Inventories	(47)	18
Other operating assets	17	(13)
Accounts payable	(33)	(62)
Accrued expenses	(119)	(227)
Deferred revenue and financed unearned services revenue	(121)	(26)
Other operating liabilities	(9)	24
Net cash provided by operating activities	129	216
Cash flows from investing activities:
Purchases of investments	(238)	(332)
Maturities, sales and collections of investments	1,016	523
Purchases of property and equipment	(38)	(58)
Other investing activities, net	2	—
Net cash provided by investing activities	742	133
Cash flows from financing activities:
Issuance of common stock under employee stock award plans	19	28
Repurchase of common stock	(430)	(119)
Excess tax benefit from stock-based compensation	2	43
Issuance of long-term debt, net	—	495
Dividends paid	(54)	(53)
Other financing activities, net	(1)	(2)
Net cash provided by (used in) financing activities	(464)	392
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net increase in cash and cash equivalents	402	741
Cash and cash equivalents:
Beginning of period	1,922	2,291
End of period	$2,324	$3,032

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

NetApp, Inc. (we, us, or the Company) provides software, systems and services to manage and store computer data. We enable enterprises, service providers, governmental organizations, and partners to envision, deploy and evolve their information technology environments and to reduce costs and risk while driving growth and success for their organizations.

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2016, ending on April 29, 2016 is a 53-week year, with a 14th week included in its first quarter. Fiscal year 2015, which ended on April 24, 2015, was a 52-week year, with 13 weeks in its first quarter.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 24, 2015 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 12, 2015. The results of operations for the three months ended July 31, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

There have been no significant changes in our significant accounting policies as of and for the three months ended July 31, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 24, 2015.

2. Recent Accounting Standards Not Yet Effective

In August 2015, the Financial Accounting Standards Board (FASB) issued an update that deferred the effective date of the new guidance they previously issued in May 2014 related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. This new standard will be effective for us beginning April 28, 2018, although adoption as of the original effective date of April 29, 2017 is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method and adoption date we intend to use.

3. Statements of Cash Flows Additional Information

Non-cash investing activities and supplemental cash flow information are as follows (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$13	$12
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$40	$68
Interest paid	$20	$12

4. Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	July 31, 2015			April 24, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$304	$(242)	$62	$313	$(225)	$88
Customer contracts/relationships	5	(3)	2	5	(3)	2
Other purchased intangibles	1	(1)	—	3	(3)	—
Total purchased intangible assets	$310	$(246)	$64	$321	$(231)	$90

In the three months ended July 31, 2015, we recorded a charge of $11 million to fully impair developed technology related to our fiscal 2013 acquisition of CacheIQ as a result of our discontinued use of such technology. The impairment charge is included in accumulated amortization in the table above.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Statement of
	July 31, 2015	July 25, 2014	Operations Classifications
Developed technology	$14	$15	Cost of revenues
Customer contracts/relationships	—	—	Operating expenses
Total	$14	$15

As of July 31, 2015, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2016	$40
2017	10
2018	6
2019	5
2020	3
Total	$64

5. Balance Sheet Details

Cash and cash equivalents (in millions):

	July 31, 2015	April 24, 2015
Cash	$2,120	$1,666
Cash equivalents	204	256
Cash and cash equivalents	$2,324	$1,922

Inventories (in millions):

	July 31, 2015	April 24, 2015
Purchased components	$63	$36
Finished goods	130	110
Inventories	$193	$146

Other current assets (in millions):

	July 31, 2015	April 24, 2015
Prepaid expenses and other current assets	$271	$268
Deferred tax assets	290	254
Other current assets	$561	$522

Property and equipment, net (in millions):

	July 31, 2015	April 24, 2015
Land	$265	$265
Buildings and improvements	606	607
Leasehold improvements	109	107
Computer, production, engineering and other equipment	759	754
Computer software	369	372
Furniture and fixtures	85	85
Construction-in-progress	38	33
	2,231	2,223
Accumulated depreciation and amortization	(1,220)	(1,193)
Property and equipment, net	$1,011	$1,030

Other non-current assets (in millions):

	July 31, 2015	April 24, 2015
Deferred tax assets	$273	$256
Other assets	203	225
Other non-current assets	$476	$481

Accrued expenses (in millions):

	July 31, 2015	April 24, 2015
Accrued compensation and benefits	$258	$359
Product warranty liability	54	58
Other current liabilities	280	284
Accrued expenses	$592	$701

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
Balance at beginning of period	$86	$110
Expense accrued during the period	9	10
Warranty costs incurred	(14)	(16)
Balance at end of period	$81	$104

	July 31, 2015	April 24, 2015
Accrued expenses	$54	$58
Other long-term liabilities	27	28
Total warranty liabilities	$81	$86

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Deferred revenue and financed unearned services revenue (in millions):

	July 31, 2015	April 24, 2015
Deferred product revenue	$25	$17
Deferred services revenue	2,934	3,075
Financed unearned services revenue	107	105
Total	$3,066	$3,197

Reported as:
Short-term	$1,639	$1,724
Long-term	1,427	1,473
Total	$3,066	$3,197

Deferred product revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria. Deferred services revenue represents customer payments made in advance for services, which include software and hardware maintenance contracts and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 15 for additional information related to these arrangements.

6. Other income, net

Other income, net consists of the following (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
Interest income	$13	$8
Interest expense	(11)	(9)
Other income, net	2	1
Total other income, net	$4	$—

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

Investments

The following is a summary of our investments (in millions):

	July 31, 2015				April 24, 2015
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,712	$3	$(2)	$1,713	$2,249	$9	$—	$2,258
U.S. Treasury and government debt securities	838	1	—	839	1,056	2	—	1,058
Foreign government debt securities	44	—	—	44	38	—	—	38
Commercial paper	25	—	—	25	20	—	—	20
Certificates of deposit	209	—	—	209	286	—	—	286
Mutual funds	34	—	—	34	32	—	—	32
Total debt and equity securities	$2,862	$4	$(2)	$2,864	$3,681	$11	$—	$3,692

As of July 31, 2015, gross unrealized losses related to individual securities were not significant.

The following table presents the contractual maturities of our debt investments as of July 31, 2015 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,024	$1,025
Due after one year through five years	1,804	1,805
	$2,828	$2,830

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 31, 2015
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,120	$2,120	$—
Corporate bonds	1,713	—	1,713
U.S. Treasury and government debt securities	839	138	701
Foreign government debt securities	44	—	44
Commercial paper	25	—	25
Certificates of deposit	209	—	209
Total cash, cash equivalents and short-term investments	$4,950	$2,258	$2,692
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$27	$27	$—
Foreign currency exchange contracts assets (1)	$2	$—	$2
Foreign currency exchange contracts liabilities (3)	$(2)	$—	$(2)
Long-term debt	$(1,489)	$—	$(1,489)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 financial instruments. As of July 31, 2015 and April 24, 2015, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Long-Term Debt

The fair value of our long-term debt was based on observable market prices in a less active market and discounted cash flow models that take into consideration variables such as credit-rating and interest rate changes. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-term Debt

The following table summarizes information relating to our long-term debt (in millions, except interest rates):

	July 31, 2015		April 24, 2015
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due 2017	$750	2.25%	$750	2.25%
3.375% Senior Notes Due 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due 2022	250	3.43%	250	3.43%
Total principal amount	1,500		1,500
Less:
Unamortized discount	(5)		(5)
Unamortized issuance costs	(7)		(8)
Total long-term debt	$1,488		$1,487

Senior Notes

In June 2014, we issued $500 million par value of 3.375% Senior Notes due June 15, 2021, and received proceeds of approximately $495 million, net of discount and issuance costs. Our 2.00% Senior Notes and 3.25% Senior Notes, with a par value of $750 million and $250 million, respectively, were issued in December 2012. We collectively refer to such long-term debt as our Senior Notes. Interest on our Senior Notes is paid semi-annually on June 15 and December 15. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 31, 2015, we were in compliance with all covenants associated with the Senior Notes.

As of July 31, 2015, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2018	$750
Thereafter	750
Total	$1,500

Credit Facility

In December 2012, we entered into a credit agreement with a syndicated group of lenders that is scheduled to expire on December 21, 2017 and provides for an unsecured $250 million revolving credit facility that is comprised of revolving loans, Eurocurrency loans and/or swingline loans. The credit facility includes a $100 million foreign currency sub-facility, a $50 million letter of credit sub-facility and a $10 million swingline sub-facility available on same-day notice. Available borrowings under the credit facility are reduced by the amount of any outstanding borrowings on the sub-facilities. We may also, subject to certain requirements, request an increase in the facility up to an additional $100 million and request two additional one-year extensions, subject to certain conditions. The proceeds from the facility may be used by us for general corporate purposes.

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of July 31, 2015, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	July 31, 2015	April 24, 2015
Other long-term financing arrangements	$14	$16
Less: current portion	(9)	(10)
Non-current portion of other long-term financing arrangements	$5	$6

9. Stockholders’ Equity

Equity Incentive Awards

As of July 31, 2015, we have outstanding certain equity incentive awards (awards), which include stock options, restricted stock units (RSUs), which have been granted in the form of time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes activity related to our stock options (in millions, except for exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 24, 2015	12	$37.74
Exercised	(1)	$23.37
Forfeited and expired	(1)	$37.67
Outstanding as of July 31, 2015	10	$38.18	3.04	$13
Vested and expected to vest as of July 31, 2015	10	$38.23	2.92	$13
Exercisable as of July 31, 2015	8	$38.74	2.35	$13

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
Intrinsic value of exercises	$3	$7
Proceeds received from exercises	$7	$13
Fair value of options vested	$6	$9

Restricted Stock Units

In the three months ended July 31, 2015, we granted PBRSUs to certain of our executives, all of which were outstanding at the end of the period. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either a two year or three year performance period, which begins the first day of fiscal 2016 and ends the last day of fiscal 2017 or 2018, respectively. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair value of the PBRSUs was fixed at grant date using a Monte Carlo simulation model and the related aggregate compensation cost of $15 million will be recognized, adjusted for forfeitures, over the shorter of the remaining performance or service period.

RSUs are converted into common stock upon vesting. Time-based RSUs generally vest with only service-based criteria at 25% annually over four years, except for the PBRSUs described above and 4 million time-based RSUs granted in the three months ended July 31, 2015, which will vest at 50% annually over two years.

The following table summarizes activity for the three months ended July 31, 2015 related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 24, 2015	13	$36.58
Granted	5	$31.38
Vested	(3)	$37.48
Forfeited	(1)	$35.95
Outstanding as of July 31, 2015	14	$34.54

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
Shares withheld for taxes	1	1
Fair value of shares withheld	$38	$34

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
Shares issued under the ESPP	2	2
Proceeds from issuance of shares	$50	$49

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
Cost of product revenues	$2	$1
Cost of hardware maintenance and other services revenues	6	5
Sales and marketing	31	27
Research and development	26	21
General and administrative	12	8
Total stock-based compensation expense	$77	$62

As of July 31, 2015, total unrecognized compensation expense related to our equity awards was $426 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.2 years.

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
Income tax benefit associated with employee stock transactions	$14	$43

Stock Repurchase Program

As of July 31, 2015, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the three months ended July 31, 2015 (in millions, except per share information):

Number of shares repurchased	13
Average price per share	$32.35
Aggregate purchase price	$430
Remaining authorization at end of period	$2,030

The aggregate purchase price of our stock repurchases for the three months ended July 31, 2015 consisted of $430 million of open market purchases, of which $376 million and $54 million was allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through July 31, 2015, we repurchased a total of 227 million shares of our common stock at an average price of $33.42 per share, for an aggregate purchase price of $7.6 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 31, 2015	July 25, 2014
Dividends per share declared	$0.180	$0.165
Dividend payments allocated to additional paid-in capital	$54	$—
Dividend payments allocated to retained earnings	$—	$53

On August 19 2015, we declared a cash dividend of $0.18 per share of common stock, payable on October 21, 2015 to holders of record as of the close of business on October 9, 2015. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings (Accumulated Deficit)

A reconciliation of retained earnings (accumulated deficit) for the three months ended July 31, 2015 is as follows (in millions):

Balance as of April 24, 2015	$53
Net loss	(30)
Repurchases of common stock	(54)
Balance as of July 31, 2015	$(31)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, for the three months ended July 31, 2015 are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 24, 2015	$(23)	$(13)	$11	$1	$(24)
OCI before reclassifications, net of tax	(1)	—	(9)	(2)	(12)
Amounts reclassified from AOCI, net of tax	—	1	—	1	2
Total OCI	(1)	1	(9)	(1)	(10)
Balance as of July 31, 2015	$(24)	$(12)	$2	$—	$(34)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
	Amounts Reclassified from AOCI		Statements of Operations Location
Recognized losses on defined benefit obligations	$1	$—	Operating expenses
Realized losses on cash flow hedges	1	2	Net revenues
Total reclassifications	$2	$2

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 31, 2015 and April 24, 2015. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 31, 2015	April 24, 2015
Cash Flow Hedges
Forward contracts purchased	$104	$94
Balance Sheet Contracts
Forward contracts sold	$134	$160
Forward contracts purchased	$290	$231

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our condensed consolidated statements of operations is presented in the condensed consolidated statements of comprehensive income (loss) and Note 9 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
	Loss Recognized into Income
Foreign currency exchange contracts	$(7)	$(1)

11. Restructuring and Other Charges

In May 2015, we initiated a realignment designed to drive efficiency, eliminate cost and redirect resources to our highest return activities, resulting in a reduction of our global workforce of approximately 3%, as well as other restructuring related activities. We expect these activities to be substantially completed by the end of the second quarter of fiscal 2016, with no significant additional charges. Restructuring charges consisted primarily of employee severance-related costs.

Activities related to this plan are summarized as follows (in millions):

	Employee Severance Related Costs	Other	Total
Balance at beginning of period	$—	$—	$—
Net charges	26	1	27
Cash payments	(11)	—	(11)
Balance at end of period	$15	$1	$16

The liability for our restructuring plan is included in accrued expenses in our condensed consolidated balance sheets.

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 31, 2015	July 25, 2014
Effective tax rates	(36.4)%	44.6%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. In addition, our effective tax rates for the three months ended July 31, 2015 and July 25, 2014 were impacted by adjustments related to income tax audits as discussed below.

In June 2015, the Internal Revenue Service (IRS) signed a closing agreement on transfer pricing arrangements for our fiscal 2008 to 2010 income tax returns. During the three months ended July 31, 2015, we recorded a discrete expense of $13 million attributable to the transfer pricing audit adjustments and related re-measurement of uncertain tax positions for tax years subject to future audits.

In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. During the three months ended July 25, 2014, we recorded a discrete expense of $47 million attributable to the audit settlement and related re-measurement of uncertain tax positions for tax years subject to future audits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
Balance at beginning of period	$272	$236
Additions based on tax positions related to the current year	4	7
Additions for tax positions of prior years	19	99
Decreases for tax positions of prior years	(5)	(19)
Settlements	(47)	(46)
Balance at end of period	$243	$277

As of July 31, 2015, we had $243 million of gross unrecognized tax benefits, of which $193 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $148 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We are currently undergoing federal income tax audits in the United States (U.S.) and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. The IRS is currently auditing our fiscal 2008 to 2010 income tax returns. In June 2015, the IRS signed a closing agreement on transfer pricing arrangements for the audit period. We expect the IRS examination team to complete their field audit of remaining issues within the next twelve months. However, final resolution may occur beyond the next twelve months should we choose to appeal the IRS examination team’s audit findings. We expect the IRS field exam team to issue a formal Notice of Proposed Audit Adjustment on one issue under dispute in the second quarter of our fiscal year 2016. While we believe our tax returns reflect the correct tax treatment of the issue under dispute, no assurance can be given that the final tax outcome will not differ from our position. Such differences could potentially result in additional tax expense of up to $10 million.

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

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude, certain statutes of limitations will lapse, or both. Given the uncertainties involved in all tax audits, we estimate a potential decrease in our unrecognized tax benefit balance of up to $47 million may occur within the next 12 months associated with the potential settlements and statute lapses.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit as of July 31, 2015. We will continue to monitor ongoing developments and potential impacts to our financial statements.

13. Net Income (Loss) per Share

The following is a calculation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Three Months Ended
	July 31, 2015	July 25, 2014
Numerator:
Net income (loss)	$(30)	$88
Denominator:
Shares used in basic computation	304	323
Dilutive impact of employee equity award plans	—	6
Shares used in diluted computation	304	329
Net Income (Loss) per Share:
Basic	$(0.10)	$0.27
Diluted	$(0.10)	$0.27

We have excluded 31 million and 8 million weighted-average shares of common stock potentially issuable under employee equity award plans in the three months ended July 31, 2015 and July 25, 2014, respectively, from the diluted net income (loss) per share calculations as their effect would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended
	July 31, 2015	July 25, 2014
United States, Canada and Latin America (Americas)	$745	$831
Europe, Middle East and Africa (EMEA)	415	445
Asia Pacific (APAC)	175	213
Net revenues	$1,335	$1,489

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $665 million and $746 million during the three months ended July 31, 2015 and July 25, 2014, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	July 31, 2015	April 24, 2015
U.S.	$395	$596
International	4,555	4,730
Total	$4,950	$5,326

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 31, 2015	April 24, 2015
U.S.	$905	$927
International	106	103
Total	$1,011	$1,030

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 31, 2015	July 25, 2014
Arrow Electronics, Inc.	22%	22%
Avnet, Inc.	18%	16%

The following customers accounted for 10% or more of accounts receivable:

	July 31, 2015	April 24, 2015
Arrow Electronics, Inc.	N/A	14%
Avnet, Inc.	11%	16%

__________________

N/A - Not Applicable

15. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally.

Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $205 million as of July 31, 2015.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of July 31, 2015, we had $262 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 31, 2015 and April 24, 2015, such liability amounted to $16 million and $17 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of July 31, 2015, we had $45 million in construction related obligations and $178 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $42 million and $52 million, respectively, of receivables during the three months ended July 31, 2015 and July 25, 2014.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of July 31, 2015 and April 24, 2015, the aggregate amount by which such contingencies exceeded the associated deferred revenue was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of July 31, 2015, we have not been required to make any payments under these arrangements and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of July 31, 2015 related to such matters as they are not probable and/or reasonably estimable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of NetApp, Inc. (“we,” “us,” or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our 2015 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended
	July 31, 2015	July 25, 2014
Net revenues	$1,335	$1,489
Gross profit	$816	$938
Gross profit margin percentage	61%	63%
Income (loss) from operations	$(26)	$160
Income (loss) from operations as a percentage of net revenues	(2)%	11%
Net income (loss)	$(30)	$88
Diluted net income (loss) per share	$(0.10)	$0.27
Operating cash flows	$129	$216

	July 31, 2015	April 24, 2015
Deferred revenue and financed unearned services revenue	$3,066	$3,197
Days sales outstanding (DSO)	30	46

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

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

New Accounting Standards

See Note 2 – Recent Accounting Standards Not Yet Effective of the Notes to Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on our financial statements.

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. Fiscal year 2016, ending April 29, 2016, is a 53-week year, and the first quarter of that period spanned 14 weeks. Fiscal year 2015, ended April 24, 2015, was a 52-week year, and the first quarter of that period spanned 13 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 31, 2015	July 25, 2014
Revenues:
Product	50%	59%
Software maintenance	19	15
Hardware maintenance and other services	32	26
Net revenues	100	100
Cost of revenues:
Cost of product	26	26
Cost of software maintenance	1	1
Cost of hardware maintenance and other services	12	10
Gross profit	61	63
Operating expenses:
Sales and marketing	37	32
Research and development	18	15
General and administrative	6	5
Restructuring and other charges	2	—
Total operating expenses	63	52
Income (loss) from operations	(2)	11
Other income, net	—	—
Income (loss) before income taxes	(2)	11
Provision for income taxes	1	5
Net income (loss)	(2)%	6%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the first quarter of fiscal 2016 were $1,335 million, a decrease of $154 million, or 10%, compared to the first quarter of fiscal 2015, reflecting a decrease in product revenues, partially offset by an increase in software maintenance revenues and hardware maintenance and other services revenues. Net revenues were negatively impacted by foreign exchange rate changes, but were favorably impacted by the 14th week in the first quarter of fiscal 2016.

Gross profit as a percentage of net revenues decreased 2 percentage points during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, reflecting lower gross margins on product and hardware maintenance and other services revenues, in part due to an aggregate $11 million charge to total cost of revenues related to the impairment of a developed technology intangible asset. The gross profit margin on product revenues during the first quarter of fiscal 2016 was 7 percentage points lower than the first quarter of fiscal 2015, primarily due to unfavorable foreign exchange rate impacts, lower unit volume, unfavorable product mix and higher discounting, as well as $5 million of the aforementioned impairment charge that was allocated to cost of product revenues. The gross profit margins on software maintenance and hardware maintenance and other service revenues was relatively flat in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 despite $6 million of the aforementioned impairment charge that was allocated to cost of hardware maintenance and other services revenues.

Sales and marketing, research and development, and general and administrative expenses for the first quarter of fiscal 2016 totaled $815 million, or 61% as a percentage of net revenues compared to $778 million, or 52% as a percentage of net revenues for the first quarter of fiscal 2015. The increase in expenses was primarily due to expenses associated with the extra week in the first quarter of fiscal 2016, partially offset by the favorable impact of foreign exchange rate fluctuations. In addition, such expenses as a percentage of net revenues was unfavorably impacted by lower revenues in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Net revenues	$1,335	$1,489	(10)%

The decrease in net revenues for the first quarter of fiscal 2016 was due to a decrease in product revenues of $219 million, partially offset by a $27 million increase in software maintenance revenues and a $38 million increase in hardware maintenance and other services revenues. Product revenues comprised 50% of net revenues for the first quarter of fiscal 2016, compared to 59% for the first quarter of fiscal 2015.

Sales through our indirect channels represented 77% of net revenues for the first quarter of fiscal 2016, compared to 76% of net revenues for the first quarter of fiscal 2015.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended
	July 31, 2015	July 25, 2014
Arrow Electronics, Inc.	22%	22%
Avnet, Inc.	18%	16%

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Product revenues	$664	$883	(25)%

Product revenues consist of sales of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, original equipment manufacturer (OEM) products and add-on hardware and software products.

Total configured system revenues of $393 million decreased by $133 million, or 25%, for the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015. Revenues decreased in all FAS systems platforms, and were flat for E-Series systems. Total configured systems unit volume decreased 9% primarily due to unit volume decreases in all of the FAS systems platforms, partially offset by an increase in E-Series systems. These changes in unit volume reflect the impact to our business of a storage technology industry in transition as customers drive IT transformations to take advantage of new technologies and architectures while planning their journey to the hybrid cloud. In addition, the decline in product revenues reflects the transition from products based on our older Data ONTAP 7-mode technology to products based on clustered Data ONTAP technology. Average selling prices (ASPs) decreased across all FAS and E-Series systems platforms due to foreign exchange rate headwinds and higher discounting due to competitive pressures.

Non-configured product revenues of $270 million decreased by $86 million, or 24%, during the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015. This decrease was primarily due to a decrease of $62 million, or 40%, in add-on storage revenues, reflecting the factors described above, and a decrease of $37 million, or 33%, in OEM revenues, reflecting anticipated lower levels of this source of revenue.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Software maintenance revenues	$248	$221	12%

Software maintenance revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The fluctuations in software maintenance revenues reflect fluctuations in the aggregate contract value of the installed base under software maintenance contracts, which is recognized as revenue ratably over the terms of the underlying contracts. Software maintenance contract revenues were favorably impacted by the additional week of deferred revenue amortization in the first quarter of fiscal 2016.

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Hardware maintenance and other services revenues	$423	$385	10%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were $346 million and $303 million for the first quarters of fiscal 2016 and 2015, respectively, reflecting an increase of $43 million, or 14%, due to an increase in the installed base and aggregate contract values under hardware maintenance contracts. In addition, hardware maintenance contract revenues were favorably impacted by the additional week of deferred revenue amortization in the first quarter of fiscal 2016 and higher levels of shorter term contract renewals from our existing contract base, resulting in a lower weighted average maintenance contract term. Professional services and educational and training services revenues aggregated to $77 million and $83 million for the first quarters of fiscal 2016 and 2015, respectively.

Revenues by Geographic Area:

	Three Months Ended
	July 31, 2015	July 25, 2014
United States, Canada and Latin America (Americas)	56%	56%
Europe, Middle East and Africa (EMEA)	31%	30%
Asia Pacific (APAC)	13%	14%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. Our geographic revenues as a percentage of net revenues were relatively consistent in the first quarter of fiscal 2016 compared to the first quarter of 2015.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Cost of product revenues	$345	$394	(12)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2016 to Fiscal 2015
Percentage Change Points
Materials costs	(16)
Excess and obsolete inventory	3
Asset impairment	1
Total change	(12)

Cost of product revenues represented 52% and 45% of product revenues for the first quarters of fiscal 2016 and 2015, respectively.

Materials costs represented 79% and 85% of product costs for the first quarters of fiscal 2016 and 2015, respectively.

Materials costs decreased $62 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Materials costs were impacted by a 9% unit volume decrease in configured systems in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Despite an increase in average materials costs for all FAS systems platforms, reflecting higher component costs of newer product offerings, overall materials unit costs declined due to changes in our product mix. The decrease in materials costs also reflects lower materials costs on OEM and add-on storage revenues. The decrease in aggregate materials costs was partially offset by a $7 million increase in write-downs of excess and obsolete inventory in the first quarter of fiscal 2016 compared to the first quarter of 2015 and a $5 million charge to cost of product revenues related to the impairment in the first quarter of fiscal 2016 of developed technology purchased in connection with our fiscal 2013 acquisition of CacheIQ.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Cost of software maintenance revenues	$10	$8	25%

Cost of software maintenance revenues increased primarily due to higher third-party royalties in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Cost of software maintenance revenues represented 4% of software maintenance revenues for each of the first quarters of fiscal 2016 and 2015.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Cost of hardware maintenance and other services revenues	$164	$149	10%

Cost of hardware maintenance and other services revenues increased during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, due to a $10 million increase in salaries and benefits in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 and a $6 million charge to cost of hardware maintenance and other services revenues related to the impairment in the first quarter of fiscal 2016 of developed technology discussed above.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased $55 million, or 13%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, primarily due to the additional week in the first quarter of fiscal 2016, higher stock-based compensation expense and higher incentive compensation costs reflecting stronger operating performance against goals.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Sales and marketing expenses	$492	$480	3%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

Three Months Ended
Fiscal 2016 to Fiscal 2015
Percentage Change Points
Compensation costs	5
Commissions	(1)
Other	(1)
Total change	3

The increase in compensation costs for the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015, is primarily due to higher salaries, benefits and other compensation-related costs reflecting the additional week in the first quarter of fiscal 2016 and a 2% increase in headcount, partially offset by a favorable impact from changes in foreign exchange rates. The decrease in commissions expense for the first quarter of fiscal 2016 reflects lower bookings achievement compared to the first quarter of fiscal 2015.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Research and development expenses	$244	$228	7%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

Three Months Ended
Fiscal 2016 to Fiscal 2015
Percentage Change Points
Compensation costs	8
Depreciation	(1)
Total change	7

The increase in compensation costs during the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015, is primarily due to higher salaries and related benefits expenses as a result of the additional week in the first quarter of 2016. Depreciation expense decreased due to certain equipment becoming fully depreciated since the first quarter of 2015.

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
General and administrative expenses	$79	$70	13%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

Three Months Ended
Fiscal 2016 to Fiscal 2015
Percentage Change Points
Compensation costs	20
Professional and legal fees and outside services	(3)
Facilities and IT support costs	(1)
Other	(3)
Total change	13

The increase in compensation costs for the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015, is primarily due to higher stock-based compensation and salaries and related benefits expenses as a result of the additional week in the first quarter of 2016. The decrease in professional and legal fees and outside services expense reflects lower spending levels on contractors and professional services.

Restructuring and other charges (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Restructuring and other charges	$27	—	NM

NM - Not Meaningful

In May 2015, we committed to a realignment designed to drive efficiency, eliminate cost and redirect resources to highest return activities, resulting in a reduction of our global workforce of approximately 3%. The charges in the first quarter of fiscal 2016 consist primarily of employee severance related costs recognized in connection with this plan. We expect such activities to be substantially completed by the end of the second quarter of fiscal 2016, with no significant additional charges. See Note 11 – Restructuring and Other Charges of the Notes to Condensed Consolidated Financial Statements for more details regarding our restructuring plan.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Interest income	$13	$8	63%
Interest expense	(11)	(9)	22%
Net gains recognized on investments	—	2	(100)%
Net gains (losses) on foreign currency activities	2	(1)	NM
Total	$4	$—	NM

NM - Not Meaningful

The increase in interest income during the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015, was primarily due to a shift in our investment portfolio to higher-yielding investments compared to the first quarter of fiscal 2015.

Interest expense, which includes the amortization of debt discount and issuance costs, is primarily related to our Senior Notes.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 31, 2015	July 25, 2014	% Change
Provision for income taxes	$8	$72	(89)%

Our effective tax rate for the first quarter of fiscal 2016 was (36.4)% compared to an effective tax rate of 44.6% for the first quarter of fiscal 2015. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates during the first quarters of fiscal 2016 and 2015, respectively, were favorably impacted by the geographic mix of profits. Our effective tax rates for each of the first quarters of fiscal 2016 and fiscal 2015 were also impacted by discrete provision charges related to the Internal Revenue Service (IRS) audit adjustments discussed below.

In June 2015, the IRS signed a closing agreement on transfer pricing arrangements for our fiscal 2008 to 2010 income tax returns. During the first quarter of fiscal 2016, we recorded a discrete expense of $13 million attributable to the transfer pricing audit adjustment and related re-measurement of uncertain tax positions for tax years subject to future audits.

In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. During the first quarter of fiscal 2015, we recorded a discrete expense of $47 million attributable to the audit settlement and related re-measurement of uncertain tax positions for tax years subject to future audits.

As of July 31, 2015, we had $243 million of gross unrecognized tax benefits, of which $193 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $148 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized. During the first quarter of fiscal 2016, there was an increase in our unrecognized tax benefits of $4 million for tax positions related to the current year, a gross increase of $19 million and a gross decrease, including statute lapses, of $5 million for tax positions related to prior years. We also recorded a gross decrease of $47 million related to settlements with taxing authorities during the period.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude, certain statutes of limitations will lapse, or both. Given the uncertainties involved in all tax audits, we estimate a potential decrease in our unrecognized tax benefit balance of up to $47 million may occur within the next 12 months associated with the potential settlements and statute lapses.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	July 31, 2015	April 24, 2015
Cash and cash equivalents and short-term investments	$4,950	$5,326
Principal amount of Senior Notes	1,500	1,500
Debt as a % of stockholders' equity	50%	44%

The following is a summary of our cash flows activities:

	Three Months Ended
(In millions)	July 31, 2015	July 25, 2014
Net cash provided by operating activities	$129	$216
Net cash provided by investing activities	742	133
Net cash provided by (used in) financing activities	(464)	392
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net increase in cash and cash equivalents	$402	$741

Cash Flows

As of July 31, 2015, our cash, cash equivalents and short-term investments were $5.0 billion, a decrease of $0.4 billion from April 24, 2015. The decrease was primarily due to $430 million in cash paid for the repurchase of our common stock, partially offset by $129 million of cash provided by operating activities. Accounts receivable DSO decreased to 30 days for the first quarter of fiscal 2016 compared to 46 days for the fourth quarter of fiscal 2015 and 36 for the first quarter of fiscal 2015, reflecting improvements in shipment linearity and an extra week of collections in the first quarter of fiscal 2016. Working capital decreased by $425 million to $3.6 billion as of July 31, 2015 primarily as a result of decreases in accounts receivable and cash, cash equivalents and short-term investments, partially offset by lower accrued compensation and short-term deferred revenue and financed unearned services revenue.

Cash Flows from Operating Activities

During the first quarter of fiscal 2016, we generated cash from operating activities of $129 million, reflecting a net loss of $30 million, offset by adjustments of non-cash depreciation and amortization of $69 million and stock-based compensation of $77 million.

Changes in assets and liabilities during the first quarter of fiscal 2016 included the following:

•	Accounts receivable decreased $361 million, primarily due to lower seasonal invoicing levels in the first quarter of fiscal 2016 compared to the fourth quarter in fiscal 2015.
•	Accrued compensation decreased $101 million, primarily due to employee compensation payouts related to fiscal year 2015 commissions and incentive compensation plans.

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

Cash Flows from Investing Activities

During the first quarter of fiscal 2016, we generated $778 million from maturities and sales of investments, net of purchases, and paid $38 million for capital expenditures, compared to $191 million and $58 million, respectively, in the first quarter of fiscal 2015.

Cash Flows from Financing Activities

During the first quarter of fiscal 2016, we used $430 million for the repurchase of 13 million shares of our common stock and $54 million for the payment of dividends, compared to $119 million used for the repurchase of common stock and $53 million for the payment of dividends in the first quarter of fiscal 2015.

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

Liquidity

Our principal sources of liquidity as of July 31, 2015 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	July 31, 2015	April 24, 2015
Cash and cash equivalents	$2,324	$1,922
Short-term investments	2,626	3,404
Total	$4,950	$5,326

As of July 31, 2015 and April 24, 2015, $4.6 billion and $4.7 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.4 billion and $0.6 billion, respectively, were available in the U.S. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings to fund cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carryforwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, and invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 31, 2015.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 31, 2015 (in millions):

2.00% Senior Notes Due 2017	$750
3.375% Senior Notes Due 2021	500
3.25% Senior Notes Due 2022	250
Total	$1,500

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

Credit Facility

Our credit facility, under which we may borrow up to $250 million, provides another potential source of liquidity. The credit facility is an unsecured five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested at that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100 million and request two additional one-year extensions, subject to certain conditions. As of July 31, 2015, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

We also have an automatic shelf registration statement on file with the Securities and Exchange Commission. We may in the future offer an additional unspecified amount of debt, equity and other securities.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2016 to be between $150 million and $200 million.

Dividends and Stock Repurchase Program

On August 19, 2015, we declared a cash dividend of $0.18 per share of common stock, payable on October 21, 2015 to holders of record as of the close of business on October 9, 2015.

As of July 31, 2015, our Board of Directors had authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through July 31, 2015, we repurchased a total of 227 million shares of our common stock at an average price of $33.42 per share, for an aggregate purchase price of $7.6 billion. As of July 31, 2015, the remaining authorized amount for stock repurchases under this program was $2.0 billion, with no termination date, which we plan to complete by May 2018, with the first $1 billion expected to be purchased by the end of May 2016.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of July 31, 2015, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $205 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of July 31, 2015, we had $262 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 31, 2015 and April 24, 2015, such liability amounted to $16 million and $17 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of July 31, 2015, we had $45 million in construction related obligations and $178 million in other purchase obligations.

Unrecognized Tax Benefits

As of July 31, 2015, our liability for uncertain tax positions was $180 million, including interest, penalties and offsetting indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 15 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $42 million and $52 million, respectively, of receivables during the first quarters of fiscal 2016 and 2015.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of July 31, 2015 and April 24, 2015, the aggregate amount by which such contingencies exceeded the associated deferred revenue was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of July 31, 2015, we have not been required to make any payments under these arrangements and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of July 31, 2015, we had debt investments of $2.6 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of July 31, 2015 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $32 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of July 31, 2015, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of July 31, 2015, no amounts were outstanding under the credit facility.

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

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward and option contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign currency exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of less than six months. See Note 10 – Derivatives and Hedging Activities of the Notes to Condensed Consolidated Financial Statements for more information regarding our derivatives and hedging activities.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2015, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The following descriptions of risk factors includes any material changes to, and supersedes the description of risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 24, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) (the “2015 Form 10-K”) under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly cause our actual results of operations and financial condition to vary materially from the past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statement and the related notes in Part I, Item 1 – Financial Statements and Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

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

New or additional product introductions, including new software and flash product offerings, such as Cloud ONTAP, StorageGRID Webscale, all flash FAS, FlashRay and AltaVault, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to expand production capacity to meet the demand for new products, our ability to successfully manage the transition from older products, and our ability to forecast the impact of customers’ demand for new products or the products being replaced. In addition, as new or enhanced products are introduced, we must also avoid excessive levels of older product inventories and related components and ensure that enough supplies of new products can be delivered to meet customers’ demands. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, the desire by customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, service and support to effectively compete for these market opportunities.

Our sales and distribution structure makes forecasting revenues difficult and, if disrupted, could harm our operating results.

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers, with a corresponding variety of sales cycles. In addition, the majority of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. This structure significantly complicates our ability to forecast future revenue, particularly within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area or the failure of our channel partners to promote our products could harm our operating results, as qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken, if they fail to comply with legal or regulatory requirements, or if we were to cease to do business with them for these or other reasons, our business, operating results and financial condition could be harmed.

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

Our operating results have fluctuated in the past and will continue to do so, sometimes materially. All of the matters discussed in this Risk Factors section could impact our operating results in any fiscal quarter or year. In addition to those matters, we face the following issues, which could impact our quarterly results:

•Seasonality, such as our historical seasonal decline in revenues in the first quarter of our fiscal year and seasonal increase in revenues in the second quarter of our fiscal year, with the latter due in part to the impact of the U.S. federal government’s September 30 fiscal year end on the timing of its orders; and

•Linearity, such as our historical intra-quarter bookings and revenue pattern in which a disproportionate percentage of each quarter’s total bookings and related revenue occur in the last month of the quarter.

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

For information regarding our competitors, see the section entitled “Competition” contained in Item 1 – Business of Part I of our 2015 Form 10-K. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share.

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

We do not manufacture our products or their components. Instead, we rely on third parties to make our products and critical components, such as disk drives, as well as for associated logistics. Our lack of direct responsibility for, and control over, these elements of our business, as well as the diverse international geographic locations of our manufacturing partners and suppliers, creates significant risks for us, including, among other things:

•Limited ability to control the quality, quantity and cost of our products or of their components;

•The potential for binding price or purchase commitments with our suppliers that are higher than market rates;

•Limited ability to adjust production volumes in response to our customers’ demand fluctuations;

•Labor and political unrest at facilities we do not operate or own;

•Geopolitical disputes disrupting our supply chain;

•Business, legal compliance, litigation and financial concerns affecting our suppliers or their ability to manufacture and ship our products in the quantities, quality and manner we require; and

•Disruptions due to floods, earthquakes, storms and other natural disasters, particularly in countries with limited infrastructure and disaster recovery resources.

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

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Events such as the U.S. federal government shutdown in October 2013 and continued uncertainty regarding the U.S. budget and debt levels, have increased demand uncertainty for our products, and in our fiscal 2014 resulted in lower sales to these customers. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

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

As of July 31, 2015, $4.6 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted.

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

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, in fiscal 2015, we acquired the SteelStore product line from Riverbed Technology, Inc. The benefits we expect to receive from this and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business. Any inaccuracy in our acquisition assumptions, any failure to uncover liabilities or risks associated with the acquisition, any failure to make the acquisition on favorable terms, or any failure to integrate the acquired business or assets as and when expected, may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

We have Senior Notes outstanding as of July 31, 2015 in an aggregate principal amount of $1.5 billion that mature at specific dates in calendar 2017, 2021 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250 million, under which we had no borrowings outstanding as of July 31, 2015. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed.

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

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. In addition, our headquarters and one of our major data centers are located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business and our financial condition could be impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 31, 2015:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 25, 2015 - May 22, 2015	—	$—	213,975	$2,460
May 23, 2015 - June 26, 2015	6,278	$33.34	220,253	$2,250
June 27, 2015 - July 31, 2015	7,006	$31.47	227,259	$2,030
Total	13,284	$32.35

In May 2003, our Board of Directors approved a stock repurchase program. As of July 31, 2015, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Since inception of the program through July 31, 2015, we repurchased a total of 227 million shares of our common stock for an aggregate purchase price of $7.6 billion. As of July 31, 2015, the remaining authorized amount for stock repurchases was $2.0 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

Date: September 8, 2015

EXHIBIT INDEX

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Restricted Stock Unit Agreement (Performance Based) under the NetApp, Inc. 1999 Stock Option Plan	8-K	000-27130	10.1	June 26, 2015

10.2*	Separation and Release Agreement dated June 1, 2015 by and between the Company and Thomas Georgens.	—	—	—	—

10.3*	Amendment to Change in Control Agreement dated as of June 23, 2015 by and between the Company and George Kurian.	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

____________

*	Identifies management plan or compensatory plan or arrangement.