Form 10-Q
period 2015-10-30
NetApp, Inc.
filed 2015-12-02
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2015

or

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

As of November 18, 2015, there were 292,344,148 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 30, 2015	April 24, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,198	$1,922
Short-term investments	2,616	3,404
Accounts receivable	587	779
Inventories	125	146
Other current assets	555	522
Total current assets	6,081	6,773
Property and equipment, net	1,004	1,030
Goodwill	1,027	1,027
Other intangible assets, net	51	90
Other non-current assets	472	481
Total assets	$8,635	$9,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$226	$284
Accrued expenses	618	701
Short-term deferred revenue and financed unearned services revenue	1,609	1,724
Total current liabilities	2,453	2,709
Long-term debt	1,489	1,487
Other long-term liabilities	269	318
Long-term deferred revenue and financed unearned services revenue	1,437	1,473
Total liabilities	5,648	5,987

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value, (292 and 306 shares issued and outstanding as of October 30, 2015 and April 24, 2015, respectively)	3,022	3,385
Retained earnings	—	53
Accumulated other comprehensive loss	(35)	(24)
Total stockholders' equity	2,987	3,414
Total liabilities and stockholders' equity	$8,635	$9,401

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Revenues:
Product	$815	$929	$1,479	$1,812
Software maintenance	233	225	481	446
Hardware maintenance and other services	397	389	820	774
Net revenues	1,445	1,543	2,780	3,032
Cost of revenues:
Cost of product	408	402	753	796
Cost of software maintenance	9	9	19	17
Cost of hardware maintenance and other services	144	149	308	298
Total cost of revenues	561	560	1,080	1,111
Gross profit	884	983	1,700	1,921
Operating expenses:
Sales and marketing	448	488	940	968
Research and development	216	229	460	457
General and administrative	74	73	153	143
Restructuring and other charges	1	—	28	—
Total operating expenses	739	790	1,581	1,568
Income from operations	145	193	119	353
Other income (expense), net	(1)	(4)	3	(4)
Income before income taxes	144	189	122	349
Provision for income taxes	30	29	38	101
Net income	$114	$160	$84	$248
Net income per share:
Basic	$0.39	$0.50	$0.28	$0.77
Diluted	$0.39	$0.49	$0.28	$0.76
Shares used in net income per share calculations:
Basic	294	318	299	321
Diluted	296	323	302	326
Cash dividends declared per share	$0.180	$0.165	$0.360	$0.330

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

.	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Net income	$114	$160	$84	$248
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(10)	(2)	(11)
Defined benefit obligations:
Defined benefit obligation adjustments	—	—	—	2
Reclassification adjustments related to defined benefit obligations	1	—	2	—
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	—	1	(9)	(1)
Reclassification adjustments for gains included in net income	(1)	—	(1)	—
Unrealized gains (losses) on cash flow hedges:
Unrealized holding losses arising during the period	(1)	(3)	(3)	(4)
Reclassification adjustments for losses included in net income	1	4	2	6
Other comprehensive loss	(1)	(8)	(11)	(8)
Comprehensive income	$113	$152	$73	$240

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 30, 2015	October 24, 2014
Cash flows from operating activities:
Net income	$84	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	155
Stock-based compensation	136	130
Deferred income taxes	(79)	(2)
Excess tax benefit from stock-based compensation	(4)	(49)
Other non-cash items, net	31	52
Changes in assets and liabilities:
Accounts receivable	189	222
Inventories	21	15
Other operating assets	59	23
Accounts payable	(60)	(32)
Accrued expenses	(88)	(136)
Deferred revenue and financed unearned services revenue	(137)	(45)
Other operating liabilities	(14)	16
Net cash provided by operating activities	274	597
Cash flows from investing activities:
Purchases of investments	(886)	(603)
Maturities, sales and collections of investments	1,674	964
Purchases of property and equipment	(84)	(109)
Other investing activities, net	—	(1)
Net cash provided by investing activities	704	251
Cash flows from financing activities:
Issuance of common stock under employee stock award plans	25	71
Repurchase of common stock	(613)	(719)
Excess tax benefit from stock-based compensation	4	49
Issuance of long-term debt, net	—	495
Dividends paid	(107)	(105)
Other financing activities, net	(3)	(4)
Net cash used in financing activities	(694)	(213)
Effect of exchange rate changes on cash and cash equivalents	(8)	(21)
Net increase in cash and cash equivalents	276	614
Cash and cash equivalents:
Beginning of period	1,922	2,291
End of period	$2,198	$2,905

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

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2016, ending on April 29, 2016, is a 53-week year, with 14 weeks in its first quarter and 13 weeks in each subsequent quarter. Fiscal year 2015, which ended on April 24, 2015, was a 52-week year, with 13 weeks in each of its quarters.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 24, 2015 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 12, 2015. The results of operations for the three and six months ended October 30, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

There have been no significant changes in our significant accounting policies as of and for the six months ended October 30, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 24, 2015.

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

3. Statements of Cash Flows Additional Information

Non-cash investing activities and supplemental cash flow information are as follows (in millions):

	Six Months Ended
	October 30, 2015	October 24, 2014
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$15	$9
Acquisition of software through long-term financing	$—	$12
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$94	$69
Interest paid	$20	$12

4. Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	October 30, 2015			April 24, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$304	$(255)	$49	$313	$(225)	$88
Customer contracts/relationships	5	(3)	2	5	(3)	2
Other purchased intangibles	1	(1)	—	3	(3)	—
Total purchased intangible assets	$310	$(259)	$51	$321	$(231)	$90

During the six months ended October 30, 2015, we recorded a charge of $11 million to fully impair developed technology related to our fiscal 2013 acquisition of CacheIQ as a result of our discontinued use of such technology. The impairment charge is included in accumulated amortization in the table above.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statement of
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014	Operations Classifications
Developed technology	$14	$14	$28	$29	Cost of revenues
Customer contracts/relationships	—	—	—	—	Operating expenses
Total	$14	$14	$28	$29

As of October 30, 2015, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2016	$27
2017	10
2018	6
2019	5
2020	3
Total	$51

5. Balance Sheet Details

Cash and cash equivalents (in millions):

	October 30, 2015	April 24, 2015
Cash	$2,075	$1,666
Cash equivalents	123	256
Cash and cash equivalents	$2,198	$1,922

Inventories (in millions):

	October 30, 2015	April 24, 2015
Purchased components	$35	$36
Finished goods	90	110
Inventories	$125	$146

Other current assets (in millions):

	October 30, 2015	April 24, 2015
Prepaid expenses and other current assets	$250	$268
Deferred tax assets	305	254
Other current assets	$555	$522

Property and equipment, net (in millions):

	October 30, 2015	April 24, 2015
Land	$265	$265
Buildings and improvements	606	607
Leasehold improvements	107	107
Computer, production, engineering and other equipment	765	754
Computer software	369	372
Furniture and fixtures	86	85
Construction-in-progress	51	33
	2,249	2,223
Accumulated depreciation and amortization	(1,245)	(1,193)
Property and equipment, net	$1,004	$1,030

Other non-current assets (in millions):

	October 30, 2015	April 24, 2015
Deferred tax assets	$281	$256
Other assets	191	225
Other non-current assets	$472	$481

Accrued expenses (in millions):

	October 30, 2015	April 24, 2015
Accrued compensation and benefits	$281	$359
Product warranty liability	53	58
Other current liabilities	284	284
Accrued expenses	$618	$701

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Balance at beginning of period	$81	$104	$86	$110
Expense accrued during the period	13	9	22	19
Warranty costs incurred	(14)	(16)	(28)	(32)
Balance at end of period	$80	$97	$80	$97

	October 30, 2015	April 24, 2015
Accrued expenses	$53	$58
Other long-term liabilities	27	28
Total warranty liabilities	$80	$86

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Deferred revenue and financed unearned services revenue (in millions):

	October 30, 2015	April 24, 2015
Deferred product revenue	$20	$17
Deferred services revenue	2,913	3,075
Financed unearned services revenue	113	105
Total	$3,046	$3,197

Reported as:
Short-term	$1,609	$1,724
Long-term	1,437	1,473
Total	$3,046	$3,197

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

6. Other income (expense), net

Other income (expense), net consists of the following (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Interest income	$11	$8	$24	$16
Interest expense	(12)	(11)	(23)	(20)
Other income (expense), net	—	(1)	2	—
Total other income (expense), net	$(1)	$(4)	$3	$(4)

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

Investments

The following is a summary of our investments (in millions):

	October 30, 2015				April 24, 2015
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,614	$3	$(2)	$1,615	$2,249	$9	$—	$2,258
U.S. Treasury and government debt securities	927	1	(1)	927	1,056	2	—	1,058
Foreign government debt securities	44	—	—	44	38	—	—	38
Commercial paper	44	—	—	44	20	—	—	20
Certificates of deposit	109	—	—	109	286	—	—	286
Mutual funds	34	—	—	34	32	—	—	32
Total debt and equity securities	$2,772	$4	$(3)	$2,773	$3,681	$11	$—	$3,692

As of October 30, 2015, gross unrealized losses related to individual securities were not significant.

The following table presents the contractual maturities of our debt investments as of October 30, 2015 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$867	$868
Due after one year through five years	1,871	1,871
	$2,738	$2,739

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 30, 2015
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,075	$2,075	$—
Corporate bonds	1,615	—	1,615
U.S. Treasury and government debt securities	927	175	752
Foreign government debt securities	44	—	44
Commercial paper	44	—	44
Certificates of deposit	109	—	109
Total cash, cash equivalents and short-term investments	$4,814	$2,250	$2,564
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$27	$27	$—
Foreign currency exchange contracts assets (1)	$5	$—	$5
Long-term debt	$(1,489)	$—	$(1,489)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of October 30, 2015 and April 24, 2015, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Long-Term Debt

The fair value of our long-term debt was based on observable market prices in a less active market. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt (in millions, except interest rates):

	October 30, 2015		April 24, 2015
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due 2017	$750	2.25%	$750	2.25%
3.375% Senior Notes Due 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due 2022	250	3.43%	250	3.43%
Total principal amount	1,500		1,500
Less:
Unamortized discount	(4)		(5)
Unamortized issuance costs	(7)		(8)
Total long-term debt	$1,489		$1,487

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 30, 2015, we were in compliance with all covenants associated with the Senior Notes.

As of October 30, 2015, our aggregate future principal debt maturities are as follows (in millions):

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

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of October 30, 2015, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	October 30, 2015	April 24, 2015
Other long-term financing arrangements	$12	$16
Less: current portion	(7)	(10)
Non-current portion of other long-term financing arrangements	$5	$6

9. Stockholders’ Equity

Equity Incentive Awards

As of October 30, 2015, we have outstanding certain equity incentive awards (awards), which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 24, 2015	12	$37.74
Exercised	(1)	$22.89
Forfeited and expired	(2)	$38.99
Outstanding as of October 30, 2015	9	$38.90	2.86	$12
Vested and expected to vest as of October 30, 2015	9	$38.95	2.76	$12
Exercisable as of October 30, 2015	7	$39.54	2.29	$11

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Six Months Ended
	October 30, 2015	October 24, 2014
Intrinsic value of exercises	$8	$38
Proceeds received from exercises	$19	$65
Fair value of options vested	$7	$19

Restricted Stock Units

In the six months ended October 30, 2015, we granted PBRSUs to certain of our executives, all of which were outstanding at the end of the period. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends the last day of fiscal 2017 or 2018, respectively. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of the PBRSUs were fixed at grant date using a Monte Carlo simulation model and the related aggregate compensation cost of $20 million is being recognized, adjusted for forfeitures, over the shorter of the remaining applicable performance or service periods.

RSUs are converted into common stock upon vesting. Time-based RSUs generally vest with only service-based criteria at 25% annually over four years, except for the PBRSUs described above and 4 million time-based RSUs granted in the six months ended October 30, 2015, which will vest at 50% annually over two years.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 24, 2015	13	$36.58
Granted	6	$31.32
Vested	(4)	$37.70
Forfeited	(2)	$35.32
Outstanding as of October 30, 2015	13	$34.13

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Six Months Ended
	October 30, 2015	October 24, 2014
Shares withheld for taxes	1	1
Fair value of shares withheld	$44	$43

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Six Months Ended
	October 30, 2015	October 24, 2014
Shares issued under the ESPP	2	2
Proceeds from issuance of shares	$50	$49

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Cost of product revenues	$1	$2	$3	$3
Cost of hardware maintenance and other services revenues	4	3	10	8
Sales and marketing	26	30	57	57
Research and development	18	22	44	43
General and administrative	10	11	22	19
Total stock-based compensation expense	$59	$68	$136	$130

As of October 30, 2015, total unrecognized compensation expense related to our equity awards was $381 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.0 years.

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Six Months Ended
	October 30, 2015	October 24, 2014
Income tax benefit associated with employee stock transactions	$33	$58

Stock Repurchase Program

As of October 30, 2015, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the six months ended October 30, 2015 (in millions, except per share amounts):

Number of shares repurchased	19
Average price per share	$31.70
Aggregate purchase price	$613
Remaining authorization at end of period	$1,847

The aggregate purchase price of our stock repurchases for the six months ended October 30, 2015 consisted of $613 million of open market purchases, of which $499 million and $114 million was allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through October 30, 2015, we repurchased a total of 233 million shares of our common stock at an average price of $33.33 per share, for an aggregate purchase price of $7.8 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Six Months Ended
	October 30, 2015	October 24, 2014
Dividends per share declared	$0.360	$0.330
Dividend payments allocated to additional paid-in capital	$84	$52
Dividend payments allocated to retained earnings	$23	$53

On November 18, 2015, we declared a cash dividend of $0.18 per share of common stock, payable on January 20, 2016 to holders of record as of the close of business on January 8, 2016. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings

A reconciliation of retained earnings is as follows (in millions):

Balance as of April 24, 2015	$53
Net income	84
Repurchases of common stock	(114)
Dividends	(23)
Balance as of October 30, 2015	$—

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 24, 2015	$(23)	$(13)	$11	$1	$(24)
OCI before reclassifications, net of tax	(2)	—	(9)	(3)	(14)
Amounts reclassified from AOCI, net of tax	—	2	(1)	2	3
Total OCI	(2)	2	(10)	(1)	(11)
Balance as of October 30, 2015	$(25)	$(11)	$1	$—	$(35)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Statements of Operations Location
Recognized losses on defined benefit obligations	$1	$—	$2	$—	Operating expenses
Realized gains on available-for-sale securities	(1)	—	(1)	—	Other income (expense), net
Realized losses on cash flow hedges	1	4	2	6	Net revenues
Total reclassifications	$1	$4	$3	$6

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 30, 2015 and April 24, 2015. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 30, 2015	April 24, 2015
Cash Flow Hedges
Forward contracts purchased	$137	$94
Balance Sheet Contracts
Forward contracts sold	$159	$160
Forward contracts purchased	$311	$231

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

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
	Loss Recognized into Income		Loss Recognized into Income
Foreign currency exchange contracts	$—	$(1)	$(7)	$(2)

11. Restructuring and Other Charges

In May 2015, we initiated a realignment designed to drive efficiency, eliminate cost and redirect resources to our highest return activities, resulting in a reduction of our global workforce of approximately 3%, as well as other restructuring related activities. These activities were substantially completed in the second quarter of fiscal 2016. Restructuring charges consisted primarily of employee severance-related costs.

Activities related to this plan are summarized as follows (in millions):

	Six Months Ended October 30, 2015
	Employee Severance Related Costs	Other	Total
Balance at beginning of period	$—	$—	$—
Net charges	25	3	28
Cash payments	(22)	(1)	(23)
Balance at end of period	$3	$2	$5

The liability for our restructuring plan is included in accrued expenses in our condensed consolidated balance sheets.

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 30, 2015	October 24, 2014
Effective tax rates	31.1%	28.8%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. In addition, our effective tax rates for the six months ended October 30, 2015 and October 24, 2014 were impacted by adjustments related to income tax audits as discussed below.

In June 2015, the Internal Revenue Service (IRS) signed a closing agreement on transfer pricing arrangements and, in October 2015, completed the examination of our fiscal 2008 to 2010 income tax returns. During the three and six months ended October 30, 2015, we recorded discrete charges of $10 million and $23 million, respectively, attributable to transfer pricing and other audit settlements and the related re-measurement of uncertain tax positions for tax years subject to future audits.

In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. During the six months ended October 24, 2014, we recorded a discrete charge of $47 million attributable to the audit settlements and related re-measurements of uncertain tax positions for tax years subject to future audits.

In October 2014, the United Kingdom’s tax authority concluded the examination of our fiscal 2009 to 2012 UK income tax returns. We recorded a $1 million income tax benefit for the net impact of the audit adjustments and related release of uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Six Months Ended
	October 30, 2015	October 24, 2014
Balance at beginning of period	$272	$236
Additions based on tax positions related to the current year	7	13
Additions for tax positions of prior years	20	99
Decreases for tax positions of prior years	(38)	(19)
Settlements	(52)	(54)
Balance at end of period	$209	$275

As of October 30, 2015, we had $209 million of gross unrecognized tax benefits, of which $158 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $148 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We are currently undergoing income tax audits in the United States (U.S.) and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. The IRS has concluded the examination of our income tax returns for our fiscal years through 2010. We expect the IRS to commence the examination of subsequent years within the next twelve months.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit as of October 30, 2015. We will continue to monitor ongoing developments and potential impacts to our financial statements.

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Numerator:
Net income	$114	$160	$84	$248
Denominator:
Shares used in basic computation	294	318	299	321
Dilutive impact of employee equity award plans	2	5	3	5
Shares used in diluted computation	296	323	302	326
Net Income per Share:
Basic	$0.39	$0.50	$0.28	$0.77
Diluted	$0.39	$0.49	$0.28	$0.76

We have excluded 19 million and 7 million weighted-average shares of common stock potentially issuable under employee equity award plans in the three months ended October 30, 2015 and October 24, 2014, respectively, and 14 million and 8 million shares of common stock potentially issuable under employee equity award plans in the six months ended October 30, 2015 and October 24, 2014, respectively, from the diluted net income per share calculations as their effect would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
United States, Canada and Latin America (Americas)	$819	$906	$1,564	$1,737
Europe, Middle East and Africa (EMEA)	430	438	845	883
Asia Pacific (APAC)	196	199	371	412
Net revenues	$1,445	$1,543	$2,780	$3,032

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $743 million and $817 million during the three months ended October 30, 2015 and October 24, 2014, respectively, and were $1,408 million and $1,563 million during the six months ended October 30, 2015 and October 24, 2014, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	October 30, 2015	April 24, 2015
U.S.	$665	$596
International	4,149	4,730
Total	$4,814	$5,326

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 30, 2015	April 24, 2015
U.S.	$890	$927
International	114	103
Total	$1,004	$1,030

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Arrow Electronics, Inc.	22%	24%	22%	23%
Avnet, Inc.	19%	17%	18%	17%

The following customers accounted for 10% or more of accounts receivable:

	October 30, 2015	April 24, 2015
Arrow Electronics, Inc.	12%	14%
Avnet, Inc.	14%	16%

15. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally.

Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $204 million as of October 30, 2015.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of October 30, 2015, we had $262 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 30, 2015 and April 24, 2015, such liability amounted to $12 million and $17 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of October 30, 2015, we had $36 million in construction related obligations and $172 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $72 million and $89 million of receivables during the six months ended October 30, 2015 and October 24, 2014, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of October 30, 2015 and April 24, 2015, the aggregate amount by which such contingencies exceeded the associated deferred revenue was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of October 30, 2015, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of October 30, 2015 related to such matters as they are not probable and/or reasonably estimable.

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

Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Net revenues	$1,445	$1,543	$2,780	$3,032
Gross profit	$884	$983	$1,700	$1,921
Gross profit margin percentage	61%	64%	61%	63%
Income from operations	$145	$193	$119	$353
Income from operations as a percentage of net revenues	10%	13%	4%	12%
Net income	$114	$160	$84	$248
Diluted net income per share	$0.39	$0.49	$0.28	$0.76
Operating cash flows	$145	$381	$274	$597

	October 30, 2015	April 24, 2015
Deferred revenue and financed unearned services revenue	$3,046	$3,197
Days sales outstanding (DSO)	37	46

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

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. Fiscal year 2016, ending April 29, 2016, is a 53-week year, with its first quarter spanning 14 weeks and each subsequent quarter spanning 13 weeks. Fiscal year 2015, ended April 24, 2015, was a 52-week year, and each of its quarters spanned 13 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Revenues:
Product	56%	60%	53%	60%
Software maintenance	16	15	17	15
Hardware maintenance and other services	27	25	29	26
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	28	26	27	26
Cost of software maintenance	1	1	1	1
Cost of hardware maintenance and other services	10	10	11	10
Gross profit	61	64	61	63
Operating expenses:
Sales and marketing	31	32	34	32
Research and development	15	15	17	15
General and administrative	5	5	6	5
Restructuring and other charges	—	—	1	—
Total operating expenses	51	51	57	52
Income from operations	10	13	4	12
Other income (expense), net	—	—	—	—
Income before income taxes	10	12	4	12
Provision for income taxes	2	2	1	3
Net income	8%	10%	3%	8%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the second quarter and first six months of fiscal 2016 were $1,445 million, reflecting a decrease of $98 million, or 6%, and $2,780 million, reflecting a decrease of $252 million, or 8%, respectively, compared to the corresponding periods of the prior year. Revenues for the second quarter and six months of fiscal 2016 were negatively impacted by foreign exchange rate changes, higher discounting and unfavorable product mix.

Gross profit as a percentage of net revenues decreased 3 and 2 percentage points during the second quarter and first six months of fiscal 2016, respectively, compared to the corresponding periods of the prior year, reflecting the factors discussed above.

Sales and marketing, research and development, and general and administrative expenses for the second quarter and first six months of fiscal 2016 totaled $738 million, or 51% as a percentage of net revenues, and $1,553 million, or 56% as a percentage of net revenues, respectively, compared to $790 million, or 51% as a percentage of net revenues, and $1,568 million, or 52% as a percentage of net revenues, respectively, for the corresponding periods of the prior year. The decrease in expenses in dollars was primarily due to the favorable impact of foreign exchange rate fluctuations and cost containment initiatives, partially offset in the first six months of fiscal 2016 by the additional week in the first quarter of fiscal 2016. In addition, such expenses as a percentage of net revenues were unfavorably impacted by lower revenues in the second quarter and first six months of fiscal 2016 compared to the corresponding periods in the prior year.

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Net revenues	$1,445	$1,543	(6)%	$2,780	$3,032	(8)%

The decrease in net revenues for the second quarter of fiscal 2016 was due to a $114 million decrease in product revenues, partially offset by a $16 million increase in the aggregate of software maintenance and hardware maintenance and other services revenues. Product revenues comprised 56% of net revenues for the second quarter of fiscal 2016, compared to 60% for the corresponding period of the prior year.

The decrease in net revenues for the first six months of fiscal 2016 was due to a $333 million decrease in product revenues, partially offset by an $81 million increase in the aggregate of software maintenance and hardware maintenance and other services revenues. Product revenues comprised 53% of net revenues for the first six months of fiscal 2016, compared to 60% for the corresponding period of the prior year.

Sales through our indirect channels represented 77% of net revenues for each of the second quarter and first six months of fiscal 2016, compared to 79% and 78% of net revenues for the corresponding periods of the prior year.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
Arrow Electronics, Inc.	22%	24%	22%	23%
Avnet, Inc.	19%	17%	18%	17%

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Product revenues	$815	$929	(12)%	$1,479	$1,812	(18)%

Product revenues consist of sales of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, original equipment manufacturer (OEM) products and add-on hardware and software products.

Total configured system revenues of $523 million decreased by $35 million, or 6%, for the second quarter of fiscal 2016, compared to the corresponding period of the prior year. Revenues decreased in the entry level and mid-range FAS systems platforms, but increased in the high end FAS and the E-series systems platforms. Total configured systems unit volume increased 9% due to unit volume increases in all systems platforms reflecting higher demand for our newer products. Average selling prices (ASPs) for the entry level and mid-range FAS systems platforms decreased and were partially offset by increases in the high end FAS and E-Series systems platforms. The overall ASP for configured systems decreased due to foreign exchange impacts, higher discounting due to competitive pressures and unfavorable product mix.

Non-configured product revenues of $292 million decreased by $79 million, or 21%, during the second quarter of fiscal 2016, compared to the corresponding period of the prior year. This decrease was primarily due to a decrease in OEM product revenues of $41 million, or 36%, reflecting changing business dynamics of our OEM customers, and a decrease in add-on storage revenue of $39 million, or 26%, reflecting lower average pricing for add-on storage equipment and unfavorable product mix.

Total configured system revenues of $917 million decreased by $167 million, or 15%, for the first six months of fiscal 2016, compared to the corresponding period of the prior year. Revenues decreased in all FAS systems platforms, but increased in E-series systems platforms. Total configured systems unit volume decreased 4%, due to a decrease in unit volume across all FAS system platforms, partially offset by a unit volume increase in E-series systems platforms. These changes in unit volume reflect the impact to our business of a storage technology industry in transition as customers drive IT transformation to take advantage of new technologies and architectures, while planning their journey to the hybrid cloud. In addition, the decline in product revenues reflects the transition from products based on our older Data ONTAP 7-mode technology to products based on clustered Data ONTAP technology. Overall ASPs decreased for all configured systems platforms due to foreign exchange impacts, higher discounting due to competitive pressures and unfavorable product mix.

Non-configured product revenues of $563 million decreased $165 million, or 23%, for the first six months of fiscal 2016, compared to the corresponding period of the prior year. This decrease was primarily due to a decrease in OEM product revenues of $79 million, or 34%, and a decrease in add-on storage revenue of $102 million, or 33% each reflecting the factors discussed above.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Software maintenance revenues	$233	$225	4%	$481	$446	8%

Software maintenance revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The fluctuations in software maintenance revenues reflect fluctuations in the aggregate contract value of the installed base under software maintenance contracts, which is recognized as revenue ratably over the terms of the underlying contracts. Software maintenance contract revenues for the first six months of fiscal 2016 were also favorably impacted by the additional week of deferred revenue amortization in the first quarter of fiscal 2016.

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Hardware maintenance and other services revenues	$397	$389	2%	$820	$774	6%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were $326 million and $311 million for the second quarters of fiscal 2016 and 2015, respectively, reflecting an increase of 5% due to an increase in the installed base and aggregate contract values under hardware maintenance contracts, and higher levels of shorter term contract renewals from our existing contract base, which resulted in a lower weighted average maintenance contract term. Professional services and educational and training services revenues were $71 million and $78 million in aggregate for the second quarters of fiscal 2016 and 2015, respectively.

Hardware maintenance contract revenues were $672 million and $614 million for first six months of fiscal 2016 and 2015, respectively, reflecting an increase of 9% due to the factors discussed above, as well as the favorable impact of an additional week of deferred revenue amortization. Professional services and educational and training services revenues aggregated to $148 million and $161 million for the first six months of fiscal 2016 and 2015, respectively.

Revenues by Geographic Area:

	Three Months Ended		Six Months Ended
	October 30, 2015	October 24, 2014	October 30, 2015	October 24, 2014
United States, Canada and Latin America (Americas)	57%	59%	56%	57%
Europe, Middle East and Africa (EMEA)	30%	28%	30%	29%
Asia Pacific (APAC)	14%	13%	13%	14%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States public sector (USPS) markets. Our Americas revenues decreased in the second quarter and first six months of fiscal 2016 compared to the corresponding periods in the prior year, due to a decrease in sales to the USPS markets.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Cost of product revenues	$408	$402	1%	$753	$796	(5)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2016 to Fiscal 2015	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Materials costs	1	(7)
Warranty	1	—
Excess and obsolete inventory	—	2
Other	(1)	—
Total change	1	(5)

Cost of product revenues represented 50% and 51% of product revenues for the second quarter and first six months of fiscal 2016, respectively, compared to 43% and 44% of product revenues for the corresponding periods of the prior year.

Materials costs represented 86% of product costs for each of the second quarters of fiscal 2016 and 2015, respectively. Materials costs increased slightly in the second quarter of fiscal 2016 compared to the corresponding period of the prior year, as a result of a 9% increase in configured systems unit volume. Increases in average materials costs for high end FAS and E-series systems platforms were offset by decreases in average materials costs for entry level and mid-level FAS series systems platforms, resulting in a slight increase in overall standard materials costs for configured systems. Product materials costs were favorably impacted by a decrease in materials costs on OEM and add-on storage revenues, reflecting lower sales levels and changes in mix in the second quarter of fiscal 2016 compared to the prior year.

Materials costs represented 83% and 86% of product costs for the first six months of fiscal 2016 and 2015, respectively. Materials costs decreased $57 million in the first six months of fiscal 2016 compared to the corresponding period of the prior year. Materials costs were impacted by a 4% unit volume decrease in configured systems. Increases in average materials costs for entry level and high end FAS systems platforms, partially offset by decreases in average materials costs for mid-level FAS and E-series systems platforms, reflected higher component costs of new product offerings. Overall materials unit costs increased due to the factors above, as well as changes in our product mix. Product materials costs were favorably impacted by a decrease in materials costs on OEM and add-on storage revenues, reflecting lower sales levels and changes in mix in the first six months of fiscal 2016 compared to the prior year. The decrease in aggregate materials costs was partially offset by a $5 million increase in write-downs of excess and obsolete inventory in the first six months of fiscal 2016 compared to the corresponding period of the prior year.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Cost of software maintenance revenues	$9	$9	—%	$19	$17	12%

Cost of software maintenance revenues did not change significantly during the second quarter and first six months of fiscal 2016 compared to the corresponding periods of the prior year. Cost of software maintenance revenues represented 4% of software maintenance revenues for each of the second quarters and first six months of fiscal 2016 and 2015.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Cost of hardware maintenance and other services revenues	$144	$149	(3)%	$308	$298	3%

Cost of hardware maintenance and other services revenues decreased during the second quarter of fiscal 2016 compared to the corresponding period of the prior year, primarily due to lower spares and contracted services costs. Costs of hardware maintenance and other services revenues increased during the first six months of fiscal 2016 due to higher salaries and benefits and an asset impairment charge recorded in the first quarter of fiscal 2016, partially offset by lower spares and contracted services costs.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased $27 million, or 6%, for the second quarter of fiscal 2016 compared to the corresponding period of the prior year primarily due to lower salaries and stock-based compensation expenses, reflecting a 3% decrease in average headcount, and the favorable impact of foreign exchange rate fluctuations.

Total compensation costs included in operating expenses increased $27 million, or 3%, for the first six months of fiscal 2016 compared to the corresponding period of the prior year, reflecting higher salaries and related benefits expenses due to the additional week in the first quarter of fiscal 2016, partially offset by the favorable impact of foreign exchange rate fluctuations.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Sales and marketing expenses	$448	$488	(8)%	$940	$968	(3)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2016 to Fiscal 2015	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Compensation costs	(4)	—
Commissions	(1)	(1)
Outside services	(1)	(1)
Facilities and IT support costs	(2)	(1)
Total change	(8)	(3)

The decrease in compensation costs for the second quarter of fiscal 2016 compared to the corresponding period of the prior year was primarily due to lower salaries, stock-based compensation expense and other compensation-related costs attributable in part to the favorable impact of foreign exchange rate fluctuations. Compensation costs for the first six months of fiscal 2016 did not vary significantly from those of the corresponding period in the prior year. The decrease in commissions expense for the second quarter and first six months of fiscal 2016 reflects lower bookings achievement compared to the corresponding periods of the prior year. The decrease in outside services expense reflects lower spending levels on contractors and projects. Facilities and IT support costs decreased primarily due to cost containment efforts.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Research and development expenses	$216	$229	(6)%	$460	$457	1%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2016 to Fiscal 2015	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Compensation costs	(4)	2
Depreciation	(1)	(1)
Facilities and IT support costs	(1)	—
Total change	(6)	1

The decrease in compensation costs for the second quarter of fiscal 2016 compared to the corresponding period of the prior year was primarily due to lower salaries and stock-based compensation expenses, reflecting lower average headcount, partially offset by higher average salaries per employee. The increase in compensation costs in the first six months of fiscal 2016 was primarily due to higher salaries and related benefits expenses and other compensation-related costs as a result of the extra week in the first quarter of fiscal 2016, partially offset by lower average headcount. Depreciation expense decreased primarily due to certain equipment becoming fully depreciated in prior periods. Facilities and IT support costs decreased for the second quarter of fiscal 2016 compared to the second quarter of the prior year primarily due to cost containment efforts.

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
General and administrative expenses	$74	$73	1%	$153	$143	7%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2016 to Fiscal 2015	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Compensation costs	(1)	9
Professional and legal fees and outside services	4	—
Facilities and IT support costs	(2)	(2)
Total change	1	7

The decrease in compensation costs for the second quarter of fiscal 2016 compared to the second quarter of the prior year was primarily due to lower incentive compensation costs and stock-based compensation expense. The increase in compensation costs for the first six months of fiscal 2016 compared to the corresponding period of the prior year was primarily due to higher stock-based compensation and salaries and related benefit expenses due to the additional week in the first quarter of fiscal 2016. The increase in professional and legal fees and outside services expense for the second quarter of fiscal 2016 compared to the corresponding period of the prior year was primarily due to higher spending levels on consulting fees. Facilities and IT support costs decreased primarily due to cost containment efforts.

Restructuring and other charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Restructuring and other charges	$1	$—	NM	$28	—	NM

NM – Not Meaningful

In May 2015, we committed to a realignment designed to drive efficiency, eliminate cost and redirect resources to highest return activities, resulting in a reduction of our global workforce of approximately 3%. The charges in the first six months of fiscal 2016 consist primarily of employee severance related costs recognized in connection with this plan. Such activities were substantially completed by the end of the second quarter of fiscal 2016. See Note 11 – Restructuring and Other Charges of the Notes to Condensed Consolidated Financial Statements for more details regarding our restructuring plan.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Interest income	$11	$8	38%	$24	$16	50%
Interest expense	(12)	(11)	9%	(23)	(20)	15%
Net gains recognized on investments	—	—	NM	—	2	(100)%
Net gains (losses) on foreign currency activities	—	(1)	(100)%	2	(2)	NM
Total	$(1)	$(4)	(75)%	$3	$(4)	NM

NM – Not Meaningful

The increase in interest income for the second quarter and first six months of fiscal 2016, compared to the corresponding periods of the prior year, was primarily due to a shift in our investment portfolio to higher-yielding investments.

Interest expense, which includes the amortization of debt discount and issuance costs, is primarily related to our Senior Notes.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2015	October 24, 2014	% Change	October 30, 2015	October 24, 2014	% Change
Provision for income taxes	$30	$29	3%	$38	$101	(62)%

Our effective tax rate for the second quarter of fiscal 2016 was 20.8% compared to an effective tax rate of 15.4% for the second quarter of the prior year. Our effective tax rate for the first six months of fiscal 2016 was 31.1% compared to an effective tax rate of 28.8% for the first six months of the prior year. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates for all periods presented were favorably impacted by the geographic mix of profits. Our effective tax rates increased for the three and six months ended October 30, 2015 compared to the corresponding periods in the prior year primarily as a result of discrete charges related to audit adjustments and lower year-to-date pre-tax profits.

In June 2015, the IRS signed a closing agreement on transfer pricing arrangements and, in October 2015, completed the examination of our fiscal 2008 to 2010 income tax returns. During the three and six months ended October 30, 2015, we recorded discrete charges of $10 million and $23 million, respectively, attributable to transfer pricing and other audit settlements, and the related re-measurement of uncertain tax positions for tax years subject to future audits.

In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. During the first six months of fiscal 2015, we recorded a discrete charge of $47 million attributable to the audit settlements and related re-measurements of uncertain tax positions for tax years subject to future audits.

In October 2014, the United Kingdom’s tax authority concluded the examination of our fiscal 2009 to 2012 UK income tax returns. We recorded a $1 million income tax benefit for the net impact of the audit adjustments and related release of uncertain tax positions.

As of October 30, 2015, we had $209 million of gross unrecognized tax benefits, of which $158 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $148 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized. See Note 12 – Income Taxes of the Notes to Condensed Consolidated Financial Statements for more details regarding our unrecognized tax benefits.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	October 30, 2015	April 24, 2015
Cash and cash equivalents and short-term investments	$4,814	$5,326
Principal amount of Senior Notes	$1,500	$1,500
Debt as a % of stockholders' equity	50%	44%

The following is a summary of our cash flows activities:

	Six Months Ended
(In millions)	October 30, 2015	October 24, 2014
Net cash provided by operating activities	$274	$597
Net cash provided by investing activities	704	251
Net cash used in financing activities	(694)	(213)
Effect of exchange rate changes on cash and cash equivalents	(8)	(21)
Net increase in cash and cash equivalents	$276	$614

Cash Flows

As of October 30, 2015, our cash, cash equivalents and short-term investments were $4.8 billion, a decrease of $0.5 billion from April 24, 2015. The decrease was primarily due to $613 million in cash paid for the repurchase of our common stock and $107 million in cash paid for the payment of dividends, partially offset by $274 million of cash provided by operating activities in the first six months of fiscal 2016. Accounts receivable DSO were 37 days for the second quarter of fiscal 2016 compared to 46 days for the fourth quarter of fiscal 2015 and 37 for the second quarter of fiscal 2015 reflecting seasonal patterns of shipment linearity. Working capital decreased by $436 million to $3.6 billion as of October 30, 2015 primarily as a result of decreases in cash and cash equivalents and short-term investments and accounts receivable, partially offset by decreases in short-term deferred revenue and financed unearned services revenue and accrued expenses.

Cash Flows from Operating Activities

During the first six months of fiscal 2016, we generated cash from operating activities of $274 million, reflecting net income of $84 million, adjusted by non-cash depreciation and amortization of $136 million and stock-based compensation of $136 million.

Changes in assets and liabilities during the first six months of fiscal 2016 included the following:

•	Accounts receivable decreased $189 million, primarily due to seasonal patterns in shipment linearity.
•	Accrued compensation decreased $78 million, primarily due to employee compensation payouts related to fiscal year 2015 commissions and incentive compensation plans.
•

Deferred revenue and financed unearned services revenue decreased $137 million, as a result of deferred revenue amortization for existing software and hardware maintenance contracts exceeding deferred revenue recorded for new contracts.

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

Cash Flows from Investing Activities

During the first six months of fiscal 2016, we generated $788 million from maturities and sales of investments, net of purchases, and paid $84 million for capital expenditures, compared to $361 million and $109 million, respectively, for the corresponding period of the prior year.

Cash Flows from Financing Activities

During the first six months of fiscal 2016, we used $613 million for the repurchase of 19 million shares of our common stock and $107 million for the payment of dividends, compared to $719 million used for the repurchase of common stock and $105 million for the payment of dividends for the corresponding period of the prior year.

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

Liquidity

Our principal sources of liquidity as of October 30, 2015 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	October 30, 2015	April 24, 2015
Cash and cash equivalents	$2,198	$1,922
Short-term investments	2,616	3,404
Total	$4,814	$5,326

As of October 30, 2015 and April 24, 2015, $4.1 billion and $4.7 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.7 billion and $0.6 billion, respectively, were available in the U.S. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings to fund cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carryforwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, and invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 30, 2015.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 30, 2015 (in millions):

2.00% Senior Notes Due 2017	$750
3.375% Senior Notes Due 2021	500
3.25% Senior Notes Due 2022	250
Total	$1,500

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

Credit Facility

Our credit facility, under which we may borrow up to $250 million, provides another potential source of liquidity. The credit facility is an unsecured five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested at that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100 million and request two additional one-year extensions, subject to certain conditions. As of October 30, 2015, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

We may in the future offer an additional unspecified amount of debt, equity and other securities.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2016 to be between $100 million and $150 million.

Dividends and Stock Repurchase Program

On November 18, 2015, we declared a cash dividend of $0.18 per share of common stock, payable on January 20, 2015 to holders of record as of the close of business on January 8, 2015.

As of October 30, 2015, our Board of Directors had authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through October 30, 2015, we repurchased a total of 233 million shares of our common stock at an average price of $33.33 per share, for an aggregate purchase price of $7.8 billion. As of October 30, 2015, the remaining authorized amount for stock repurchases under this program was $1.8 billion, with no termination date, which we plan to complete by May 2018, with the first $1 billion expected to be purchased by the end of May 2016.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of October 30, 2015, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $204 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of October 30, 2015, we had $262 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 30, 2015 and April 24, 2015, such liability amounted to $12 million and $17 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of October 30, 2015, we had $36 million in construction related obligations and $172 million in other purchase obligations.

Unrecognized Tax Benefits

As of October 30, 2015, our liability for uncertain tax positions was $146 million, including interest, penalties and offsetting indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 15 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $72 million and $89 million of receivables during the first six months of fiscal 2016 and fiscal 2015, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of October 30, 2015 and April 24, 2015, the aggregate amount by which such contingencies exceeded the associated deferred revenue was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of October 30, 2015, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

Indemnification Agreements

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of October 30, 2015, we had debt investments of $2.6 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of October 30, 2015 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $35 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of October 30, 2015, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $250 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of October 30, 2015, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 30, 2015, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The following descriptions of risk factors includes any material changes to, and supersedes the description of risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 24, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) (the “2015 Form 10-K”) under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly cause our actual results of operations and financial condition to vary materially from the past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and the related notes in Part I, Item 1 – Financial Statements and Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

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

For information regarding our competitors, see the section entitled “Competition” contained in Item 1 – Business of Part I of our 2015 Form 10-K. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power.

An increase in industry consolidation might result in stronger competitors that are better able to compete as full stack vendors for customers and achieve increased economies of scale in the supply chain. For example, in October 2015, Dell Inc. and EMC Corp. announced their agreement to merge. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers.

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

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. President Obama and the U.S. Congress have called for comprehensive tax reform which, among other things, might change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on foreign income. Additionally, on October 5, 2015, the Organisation for Economic Co-operation and Development (OECD), an international association of 34 countries, including the U.S., released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. On October 21, 2015, the European Commission (EC) concluded its investigations into tax ruling practices of certain European Union (EU) member countries. The EC concluded that certain member countries had granted unlawful rulings that artificially reduced tax burdens and has ordered the recovery of the unpaid taxes. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.

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

We store and transmit sensitive and proprietary data related to our products, our employees, customers, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and Internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personally identifiable information. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers, clients and partners to be secure. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, human error and technological vulnerabilities. Cybersecurity incidents or other security breaches could result in (1) unauthorized access to, or loss or unauthorized disclosure of, such information; (2) litigation, indemnity obligations, government investigations and other possible liabilities; (3) negative publicity; and (4) disruptions to our internal and external operations. Any of these could damage our reputation and public perception of the security and reliability of our products, as well as harm our business and cause us to incur significant liabilities. In addition, a cybersecurity incident or other security breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs and lost revenues.

Our clients and customers use our platforms for the transmission and storage of sensitive data. We do not regularly monitor or review the information or content that our clients and their customers upload and store, and, therefore, we have no direct control over the substance of the information or content stored within our platforms. If our employees, or our clients, partners or their respective customers use our platforms for the transmission or storage of personally identifiable or other sensitive information and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities.

High-profile security breaches at other companies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting information technology products and businesses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems.

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

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Events such as the U.S. federal government shutdown in October 2013 and continued uncertainty regarding the U.S. budget and debt levels, have increased demand uncertainty for our products, and in our fiscal 2014 and the first six months of fiscal 2016 resulted in lower sales to these customers. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

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

As of October 30, 2015, $4.1 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in May 2013, March 2014 and May 2015 we executed restructuring events designed to focus our resources on key strategic initiatives and streamline our business. As a result, we have recognized substantial restructuring charges. We may in the future undertake initiatives that may include restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

We have Senior Notes outstanding as of October 30, 2015 in an aggregate principal amount of $1.5 billion that mature at specific dates in calendar 2017, 2021 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $250 million, under which we had no borrowings outstanding as of October 30, 2015. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 30, 2015:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
August 1, 2015 - August 28, 2015	2,252	$30.19	229,511	$1,962
August 29, 2015 - September 25, 2015	2,167	$30.98	231,678	$1,895
September 26, 2015 - October 30, 2015	1,633	$29.38	233,311	$1,847
Total	6,052	$30.26

In May 2003, our Board of Directors approved a stock repurchase program. As of October 30, 2015, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Since inception of the program through October 30, 2015, we repurchased a total of 233 million shares of our common stock for an aggregate purchase price of $7.8 billion. As of October 30, 2015, the remaining authorized amount for stock repurchases was $1.8 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

Date: December 2, 2015

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