Form 10-Q
period 2016-01-29
NetApp, Inc.
filed 2016-03-07
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2016

or

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

As of February 17, 2016, there were 289,082,898 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2016 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. Specifications are subject to change without notice. NetApp, the NetApp logo, Go Further, Faster, Active IQ, AltaVault, ASUP, AutoSupport, Campaign Express, Cloud ONTAP, Clustered Data ONTAP, Customer Fitness, Data ONTAP, DataMotion, Element, Fitness, Flash Accel, Flash Cache, Flash Pool, FlashRay, FlexArray, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, FPolicy, Fueled by SolidFire, GetSuccessful, LockVault, Manage ONTAP, Mars, MetroCluster, MultiStore, NetApp Insight, OnCommand, ONTAP, ONTAPI, RAID DP, RAID-TEC. SANtricity, SecureShare, Simplicity, Simulate ONTAP, SnapCenter, Snap Creator, SnapCopy, SnapDrive, SnapIntegrator, SnapLock, SnapManager, SnapMirror, SnapMover, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, SolidFire, SolidFire Helix, the Helix Design, StorageGRID, Tech OnTap, Unbound Cloud, WAFL and other names are trademarks or registered trademarks of NetApp Inc., in the United States and/or other countries.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 29, 2016	April 24, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,495	$1,922
Short-term investments	2,528	3,404
Accounts receivable	585	779
Inventories	102	146
Other current assets	354	522
Total current assets	6,064	6,773
Property and equipment, net	873	1,030
Goodwill	1,027	1,027
Other intangible assets, net	37	90
Other non-current assets	784	481
Total assets	$8,785	$9,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$175	$284
Accrued expenses	617	701
Short-term deferred revenue and financed unearned services revenue	1,684	1,724
Total current liabilities	2,476	2,709
Long-term debt	1,490	1,487
Other long-term liabilities	269	318
Long-term deferred revenue and financed unearned services revenue	1,441	1,473
Total liabilities	5,676	5,987

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value, (291 and 306 shares issued and outstanding as of January 29, 2016 and April 24, 2015, respectively)	3,099	3,385
Retained earnings	51	53
Accumulated other comprehensive loss	(41)	(24)
Total stockholders' equity	3,109	3,414
Total liabilities and stockholders' equity	$8,785	$9,401

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Revenues:
Product	$750	$929	$2,229	$2,741
Software maintenance	234	226	715	672
Hardware maintenance and other services	402	396	1,222	1,170
Net revenues	1,386	1,551	4,166	4,583
Cost of revenues:
Cost of product	381	420	1,134	1,216
Cost of software maintenance	9	9	28	26
Cost of hardware maintenance and other services	141	145	449	443
Total cost of revenues	531	574	1,611	1,685
Gross profit	855	977	2,555	2,898
Operating expenses:
Sales and marketing	418	475	1,358	1,443
Research and development	200	230	660	687
General and administrative	70	70	223	213
Restructuring and other charges	—	—	28	—
Acquisition-related expense	2	—	2	—
Total operating expenses	690	775	2,271	2,343
Income from operations	165	202	284	555
Other income (expense), net	(2)	(2)	1	(6)
Income before income taxes	163	200	285	549
Provision for income taxes	10	23	48	124
Net income	$153	$177	$237	$425
Net income per share:
Basic	$0.52	$0.57	$0.80	$1.34
Diluted	$0.52	$0.56	$0.79	$1.31
Shares used in net income per share calculations:
Basic	293	312	297	318
Diluted	296	317	300	323
Cash dividends declared per share	$0.180	$0.165	$0.540	$0.495

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

.	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Net income	$153	$177	$237	$425
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(16)	(7)	(27)
Defined benefit obligations:
Defined benefit obligation adjustments	—	—	—	2
Reclassification adjustments related to defined benefit obligations	—	—	2	—
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	(2)	(1)	(11)	(2)
Reclassification adjustments for gains included in net income	—	—	(1)	—
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains arising during the period	3	17	—	13
Reclassification adjustments for gains included in net income	(2)	(15)	—	(9)
Other comprehensive loss	(6)	(15)	(17)	(23)
Comprehensive income	$147	$162	$220	$402

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 29, 2016	January 23, 2015
Cash flows from operating activities:
Net income	$237	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	235
Stock-based compensation	199	196
Deferred income taxes	(104)	2
Excess tax benefit from stock-based compensation	(5)	(54)
Other non-cash items, net	35	28
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	190	187
Inventories	44	5
Other operating assets	82	10
Accounts payable	(113)	(46)
Accrued expenses	(78)	(162)
Deferred revenue and financed unearned services revenue	(52)	34
Other operating liabilities	(8)	12
Net cash provided by operating activities	629	872
Cash flows from investing activities:
Purchases of investments	(1,169)	(1,432)
Maturities, sales and collections of investments	2,048	1,473
Purchases of property and equipment	(125)	(138)
Acquisitions of businesses	—	(85)
Other investing activities, net	(1)	3
Net cash provided by (used in) investing activities	753	(179)
Cash flows from financing activities:
Issuance of common stock under employee stock award plans	70	146
Repurchase of common stock	(698)	(919)
Excess tax benefit from stock-based compensation	5	54
Issuance of long-term debt, net	—	495
Dividends paid	(159)	(157)
Other financing activities, net	(8)	(8)
Net cash used in financing activities	(790)	(389)
Effect of exchange rate changes on cash and cash equivalents	(19)	(55)
Net increase in cash and cash equivalents	573	249
Cash and cash equivalents:
Beginning of period	1,922	2,291
End of period	$2,495	$2,540

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 24, 2015 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 12, 2015. The results of operations for the three and nine months ended January 29, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

During the three months ended January 29, 2016, we adopted an accounting standard that simplified the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. We have adopted this accounting standard prospectively. Accordingly, the prior period amounts in our condensed consolidated balance sheets within this Quarterly Report on Form 10-Q were not adjusted to conform to the new accounting standard. The adoption of this accounting standard was not material to our condensed consolidated financial statements.

There have been no significant changes in our significant accounting policies as of and for the nine months ended January 29, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 24, 2015.

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

3. Statements of Cash Flows Additional Information

Non-cash investing activities and supplemental cash flow information are as follows (in millions):

	Nine Months Ended
	January 29, 2016	January 23, 2015
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$14	$12
Acquisition of software through long-term financing	$—	$12
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$113	$89
Interest paid	$40	$33

4. Business Combinations

On October 27, 2014, we completed the acquisition of certain assets related to Riverbed Technology, Inc.’s SteelStore product line for $79 million in cash. The SteelStore product line supports leading backup applications and cloud providers so that customers have a choice in how they extend their existing data protection infrastructure into the cloud.

In addition, on the same date, we acquired certain intangible assets from a privately-held software developer for $6 million in cash.

Following are the fair values of net assets acquired as of the closing date (in millions):

Tangible net assets	$14
Finite-lived intangible assets	32
Goodwill	39
Total purchase price	$85

The results of operations related to these acquisitions have been included in our condensed consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisitions were not material to our results of operations.

5. Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	January 29, 2016			April 24, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$304	$(268)	$36	$313	$(225)	$88
Customer contracts/relationships	5	(4)	1	5	(3)	2
Other purchased intangibles	1	(1)	—	3	(3)	—
Total purchased intangible assets	$310	$(273)	$37	$321	$(231)	$90

During the nine months ended January 29, 2016, we recorded a charge of $11 million to fully impair developed technology related to our fiscal 2013 acquisition of CacheIQ as a result of our discontinued use of such technology. The impairment charge is included in accumulated amortization in the table above.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statement of
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015	Operations Classifications
Developed technology	$13	$18	$41	$47	Cost of revenues
Customer contracts/relationships	1	1	1	1	Operating expenses
Total	$14	$19	$42	$48

As of January 29, 2016, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2016	$13
2017	10
2018	6
2019	5
2020	3
Total	$37

6. Balance Sheet Details

Cash and cash equivalents (in millions):

	January 29, 2016	April 24, 2015
Cash	$2,347	$1,666
Cash equivalents	148	256
Cash and cash equivalents	$2,495	$1,922

Inventories (in millions):

	January 29, 2016	April 24, 2015
Purchased components	$25	$36
Finished goods	77	110
Inventories	$102	$146

Other current assets (in millions):

	January 29, 2016	April 24, 2015
Prepaid expenses and other current assets	$354	$268
Deferred tax assets	—	254
Other current assets	$354	$522

Property and equipment, net (in millions):

	January 29, 2016	April 24, 2015
Land	$181	$265
Buildings and improvements	543	607
Leasehold improvements	103	107
Computer, production, engineering and other equipment	751	754
Computer software	351	372
Furniture and fixtures	83	85
Construction-in-progress	63	33
	2,075	2,223
Accumulated depreciation and amortization	(1,202)	(1,193)
Property and equipment, net	$873	$1,030

During the three months ended January 29, 2016, we reported certain land and buildings previously reported as property and equipment, net as assets held-for-sale because we expect to sell them within the next twelve months. The net carrying value of these assets was $117 million as of January 29, 2016 and is included in other current assets in the condensed consolidated balance sheets.

Other non-current assets (in millions):

	January 29, 2016	April 24, 2015
Deferred tax assets	$605	$256
Other assets	179	225
Other non-current assets	$784	$481

Accrued expenses (in millions):

	January 29, 2016	April 24, 2015
Accrued compensation and benefits	$274	$359
Product warranty liability	49	58
Other current liabilities	294	284
Accrued expenses	$617	$701

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Balance at beginning of period	$80	$97	$86	$110
Expense accrued during the period	5	3	27	22
Warranty costs incurred	(12)	(12)	(40)	(44)
Balance at end of period	$73	$88	$73	$88

	January 29, 2016	April 24, 2015
Accrued expenses	$49	$58
Other long-term liabilities	24	28
Total warranty liabilities	$73	$86

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Deferred revenue and financed unearned services revenue (in millions):

	January 29, 2016	April 24, 2015
Deferred product revenue	$48	$17
Deferred services revenue	2,905	3,075
Financed unearned services revenue	172	105
Total	$3,125	$3,197

Reported as:
Short-term	$1,684	$1,724
Long-term	1,441	1,473
Total	$3,125	$3,197

Deferred product revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria. Deferred services revenue represents customer payments made in advance for services, which include software and hardware maintenance contracts and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 16 for additional information related to these arrangements.

7. Other income (expense), net

Other income (expense), net consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Interest income	$11	$9	$35	$25
Interest expense	(11)	(11)	(34)	(31)
Other expense, net	(2)	—	—	—
Total other income (expense), net	$(2)	$(2)	$1	$(6)

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

Investments

The following is a summary of our investments (in millions):

	January 29, 2016				April 24, 2015
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,496	$2	$(4)	$1,494	$2,249	$9	$—	$2,258
U.S. Treasury and government debt securities	1,019	1	—	1,020	1,056	2	—	1,058
Foreign government debt securities	39	—	—	39	38	—	—	38
Commercial paper	7	—	—	7	20	—	—	20
Certificates of deposit	116	—	—	116	286	—	—	286
Mutual funds	29	—	—	29	32	—	—	32
Total debt and equity securities	$2,706	$3	$(4)	$2,705	$3,681	$11	$—	$3,692

As of January 29, 2016, gross unrealized losses related to individual securities were not significant.

The following table presents the contractual maturities of our debt investments as of January 29, 2016 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$839	$839
Due after one year through five years	1,838	1,837
	$2,677	$2,676

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 29, 2016
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,347	$2,347	$—
Corporate bonds	1,494	—	1,494
U.S. Treasury and government debt securities	1,020	325	695
Foreign government debt securities	39	—	39
Commercial paper	7	—	7
Certificates of deposit	116	—	116
Total cash, cash equivalents and short-term investments	$5,023	$2,672	$2,351
Other items:
Mutual funds (1)	$5	$5	$—
Mutual funds (2)	$24	$24	$—
Foreign currency exchange contracts assets (1)	$5	$—	$5
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)
Long-term debt	$(1,492)	$—	$(1,492)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of January 29, 2016 and April 24, 2015, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Long-Term Debt

The fair value of our long-term debt was based on observable market prices in a less active market. All of our debt obligations are categorized as Level 2 instruments.

9. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt (in millions, except interest rates):

	January 29, 2016		April 24, 2015
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due 2017	$750	2.25%	$750	2.25%
3.375% Senior Notes Due 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due 2022	250	3.43%	250	3.43%
Total principal amount	1,500		1,500
Less:
Unamortized discount	(4)		(5)
Unamortized issuance costs	(6)		(8)
Total long-term debt	$1,490		$1,487

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 29, 2016, we were in compliance with all covenants associated with the Senior Notes.

As of January 29, 2016, our aggregate future principal debt maturities are as follows (in millions):

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

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of January 29, 2016, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Other Long-Term Financing Arrangements

The following presents the amounts due under other long-term financing arrangements (in millions):

	January 29, 2016	April 24, 2015
Other long-term financing arrangements	$8	$16
Less: current portion	(5)	(10)
Non-current portion of other long-term financing arrangements	$3	$6

10. Stockholders’ Equity

Equity Incentive Awards

As of January 29, 2016, we have outstanding certain equity incentive awards (awards), which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 24, 2015	12	$37.74
Exercised	(1)	$21.15
Forfeited and expired	(3)	$39.11
Outstanding as of January 29, 2016	8	$39.68	2.64	$1
Vested and expected to vest as of January 29, 2016	8	$39.73	2.55	$1
Exercisable as of January 29, 2016	7	$40.29	2.17	$1

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Nine Months Ended
	January 29, 2016	January 23, 2015
Intrinsic value of exercises	$12	$61
Proceeds received from exercises	$24	$100
Fair value of options vested	$10	$26

Restricted Stock Units

In the nine months ended January 29, 2016, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends the last day of fiscal 2017 or 2018, respectively. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of the PBRSUs were fixed at grant date using a Monte Carlo simulation model and the related aggregate compensation cost of $20 million is being recognized, adjusted for forfeitures, over the shorter of the remaining applicable performance or service periods.

RSUs are converted into common stock upon vesting. Time-based RSUs generally vest with only service-based criteria at 25% annually over four years, except for the PBRSUs described above and 4 million time-based RSUs granted in the nine months ended January 29, 2016, which will vest at 50% annually over two years.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 24, 2015	13	$36.58
Granted	6	$30.49
Vested	(5)	$37.67
Forfeited	(2)	$35.08
Outstanding as of January 29, 2016	12	$33.46

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Nine Months Ended
	January 29, 2016	January 23, 2015
Shares withheld for taxes	2	1
Fair value of shares withheld	$47	$51

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Nine Months Ended
	January 29, 2016	January 23, 2015
Shares issued under the ESPP	3	3
Proceeds from issuance of shares	$93	$97

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Cost of product revenues	$1	$2	$4	$5
Cost of hardware maintenance and other services revenues	5	4	15	12
Sales and marketing	27	30	84	87
Research and development	20	21	64	64
General and administrative	10	9	32	28
Total stock-based compensation expense	$63	$66	$199	$196

As of January 29, 2016, total unrecognized compensation expense related to our equity awards was $341 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 1.9 years.

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Nine Months Ended
	January 29, 2016	January 23, 2015
Income tax benefit associated with employee stock transactions	$37	$54

Stock Repurchase Program

As of January 29, 2016, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the nine months ended January 29, 2016 (in millions, except per share amounts):

Number of shares repurchased	23
Average price per share	$30.75
Aggregate purchase price	$698
Remaining authorization at end of period	$1,762

The aggregate purchase price of our stock repurchases for the nine months ended January 29, 2016 consisted of $698 million of open market purchases, of which $534 million and $164 million was allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through January 29, 2016, we repurchased a total of 237 million shares of our common stock at an average price of $33.22 per share, for an aggregate purchase price of $7.9 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Nine Months Ended
	January 29, 2016	January 23, 2015
Dividends per share declared	$0.540	$0.495
Dividend payments allocated to additional paid-in capital	$84	$52
Dividend payments allocated to retained earnings	$75	$105

On February 17, 2016, we declared a cash dividend of $0.18 per share of common stock, payable on April 27, 2016 to holders of record as of the close of business on April 8, 2016. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings

A reconciliation of retained earnings is as follows (in millions):

Balance as of April 24, 2015	$53
Net income	237
Repurchases of common stock	(164)
Dividends	(75)
Balance as of January 29, 2016	$51

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 24, 2015	$(23)	$(13)	$11	$1	$(24)
OCI before reclassifications, net of tax	(7)	—	(11)	—	(18)
Amounts reclassified from AOCI, net of tax	—	2	(1)	—	1
Total OCI	(7)	2	(12)	—	(17)
Balance as of January 29, 2016	$(30)	$(11)	$(1)	$1	$(41)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Statements of Operations Location
Recognized losses on defined benefit obligations	$—	$—	$2	$—	Operating expenses
Realized gains on available-for-sale securities	—	—	(1)	—	Other income (expense), net
Realized gains on cash flow hedges	(2)	(15)	—	(9)	Net revenues
Total reclassifications	$(2)	$(15)	$1	$(9)

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 29, 2016 and April 24, 2015. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 29, 2016	April 24, 2015
Cash Flow Hedges
Forward contracts purchased	$160	$94
Balance Sheet Contracts
Forward contracts sold	$149	$160
Forward contracts purchased	$339	$231

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our condensed consolidated statements of operations is presented in the condensed consolidated statements of comprehensive income (loss) and Note 10 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
	Gain Recognized into Income		Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$1	$11	$(6)	$9

12. Restructuring and Other Charges

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

Activities related to this plan are summarized as follows (in millions):

	Nine Months Ended January 29, 2016
	Employee Severance Related Costs	Other	Total
Balance at beginning of period	$—	$—	$—
Net charges	25	3	28
Cash payments	(25)	(3)	(28)
Balance at end of period	$—	$—	$—

13. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 29, 2016	January 23, 2015
Effective tax rates	16.8%	22.5%

Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. In addition, our effective tax rates for the nine months ended January 29, 2016 and January 23, 2015 were impacted by extensions of the federal research credit and adjustments related to income tax audits as discussed below.

In December 2015, the federal research credit, which had previously expired on December 31, 2014, was permanently extended. As a result, during the nine months ended January 29, 2016, we recorded a benefit of $7 million related to the current year research credit and a discrete benefit of $4 million related to a prior year credit that we retroactively claimed.

In December 2014, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2013 and before January 1, 2015. As a result of the extension, during the nine months ended January 23, 2015, we recorded a benefit of $6 million related to the fiscal 2015 research credit and a discrete benefit of $4 million related to a prior year credit that we retroactively claimed.

In June 2015, the Internal Revenue Service (IRS) signed a closing agreement on transfer pricing arrangements and, in October 2015, completed the examination of our fiscal 2008 to 2010 income tax returns. During the nine months ended January 29, 2016, we recorded discrete charges totaling $23 million attributable to transfer pricing and other audit settlements and the related re-measurement of uncertain tax positions for tax years subject to future audits.

In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. During the nine months ended January 23, 2015, we recorded a discrete charge of $47 million attributable to the audit settlements and related re-measurements of uncertain tax positions for tax years subject to future audits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Nine Months Ended
	January 29, 2016	January 23, 2015
Balance at beginning of period	$272	$236
Additions based on tax positions related to the current year	13	19
Additions for tax positions of prior years	21	102
Decreases for tax positions of prior years	(38)	(24)
Settlements	(52)	(58)
Balance at end of period	$216	$275

As of January 29, 2016, we had $216 million of gross unrecognized tax benefits, of which $160 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $153 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We are currently undergoing income tax audits in the United States (U.S.) and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. The IRS has concluded the examination of our income tax returns for our fiscal years through 2010. We expect the IRS to commence the examination of later years within the next twelve months.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015.

In February 2016, the Commissioner appealed the Tax Court decision. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit as of January 29, 2016. We will continue to monitor ongoing developments and potential impacts to our financial statements.

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Numerator:
Net income	$153	$177	$237	$425
Denominator:
Shares used in basic computation	293	312	297	318
Dilutive impact of employee equity award plans	3	5	3	5
Shares used in diluted computation	296	317	300	323
Net Income per Share:
Basic	$0.52	$0.57	$0.80	$1.34
Diluted	$0.52	$0.56	$0.79	$1.31

We have excluded 11 million and 7 million weighted-average shares of common stock potentially issuable under employee equity award plans in the three months ended January 29, 2016 and January 23, 2015, respectively, and 13 million and 8 million shares of common stock potentially issuable under employee equity award plans in the nine months ended January 29, 2016 and January 23, 2015, respectively, from the diluted net income per share calculations as their effect would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
United States, Canada and Latin America (Americas)	$752	$837	$2,316	$2,574
Europe, Middle East and Africa (EMEA)	456	509	1,301	1,392
Asia Pacific (APAC)	178	205	549	617
Net revenues	$1,386	$1,551	$4,166	$4,583

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $664 million and $747 million during the three months ended January 29, 2016 and January 23, 2015, respectively, and were $2,072 million and $2,310 million during the nine months ended January 29, 2016 and January 23, 2015, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	January 29, 2016	April 24, 2015
U.S.	$598	$596
International	4,425	4,730
Total	$5,023	$5,326

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 29, 2016	April 24, 2015
U.S.	$750	$927
International	123	103
Total	$873	$1,030

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Arrow Electronics, Inc.	21%	22%	22%	23%
Avnet, Inc.	19%	16%	19%	16%

The following customers accounted for 10% or more of accounts receivable:

	January 29, 2016	April 24, 2015
Arrow Electronics, Inc.	N/A	14%
Avnet, Inc.	12%	16%

N/A - Not applicable

16. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally.

Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $216 million as of January 29, 2016.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of January 29, 2016, we had $265 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 29, 2016 and April 24, 2015, such liability amounted to $9 million and $17 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of January 29, 2016, we had $45 million in construction related obligations and $203 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $153 million and $145 million of receivables during the nine months ended January 29, 2016 and January 23, 2015, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of January 29, 2016 and April 24, 2015, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of January 29, 2016, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of January 29, 2016 related to such matters as they are not probable and/or reasonably estimable.

17. Subsequent Events

SolidFire Acquisition

On February 2, 2016, we acquired all of the outstanding shares of privately-held SolidFire, Inc. (SolidFire), a maker of all-flash storage systems based in Colorado, for $855 million in cash. This acquisition extends our position in the all-flash array market by adding new flash offerings that will enhance our ability to deliver customers all-flash storage with a webscale architecture that simplifies data center operations and enables rapid deployments of new applications.

We are still in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation for this acquisition. We currently expect between $100 million and $200 million of the purchase price to be allocated to identifiable intangible assets other than goodwill. A preliminary purchase price allocation will be included in our consolidated financial statements for the year ending April 29, 2016.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of SolidFire as if it were consummated on April 26, 2014. The unaudited pro forma condensed combined financial information is presented for informational purposes only, and is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition occurred on April 26, 2014 and should not be taken as representative of future consolidated results of operations of the combined company (in millions).

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Net income	$128	$153	$159	$341

Adjustments have been reflected in the unaudited pro forma condensed combined information to include the amortization of identifiable intangible assets, purchase accounting adjustments to deferred revenue, interest expense related to the associated financing arrangement and  costs directly attributable to the acquisition. Pro forma net revenues were not materially different than those presented in the condensed consolidated statements of operations.

Short-Term Loan

In connection with the acquisition, on February 2, 2016, we entered into a short-term loan of $870 million that matures on November 2, 2016. We may repay the loan before its maturity without penalty; however, we may not reborrow any borrowings that were repaid under the term loan agreement. As specified in the term loan agreement, interest on the outstanding borrowings accrues at an adjusted LIBOR plus a spread (based on our public debt ratings) or, at our option, a base rate. We may, from time to time, elect to convert the outstanding loan from one rate to another. We expect to repay the loan on or before the maturity date using funds generated from our global operations. The loan is subject to the same covenants as our credit facility.

Credit Facility Amendment

On February 2, 2016, we amended our existing credit facility to increase the unsecured revolving credit facility to $300 million.

Restructuring Event

On February 17, 2016, we committed to a restructuring and reduction in workforce to streamline our business and reduce operating expenses. In connection with these actions, we expect to reduce our worldwide headcount by approximately 12%. The reduction in workforce will be implemented through the end of the first quarter of fiscal 2017. We expect to incur aggregate charges of approximately $60 million to $70 million for employee terminations and other costs associated with the restructuring, consisting primarily of cash expenditures. The majority of these charges will be recognized in the fourth quarter of fiscal 2016.

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

Overview

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Net revenues	$1,386	$1,551	$4,166	$4,583
Gross profit	$855	$977	$2,555	$2,898
Gross profit margin percentage	62%	63%	61%	63%
Income from operations	$165	$202	$284	$555
Income from operations as a percentage of net revenues	12%	13%	7%	12%
Net income	$153	$177	$237	$425
Diluted net income per share	$0.52	$0.56	$0.79	$1.31
Operating cash flows	$355	$275	$629	$872

	January 29, 2016	April 24, 2015
Deferred revenue and financed unearned services revenue	$3,125	$3,197
Days sales outstanding (DSO)	38	46

Subsequent Events

Acquisition of SolidFire

On February 2, 2016, we acquired all of the outstanding shares of privately-held SolidFire, Inc. (SolidFire), a maker of all-flash storage systems based in Colorado, for $855 million in cash. This acquisition extends our position in the all-flash array market by adding new flash offerings that will enhance our ability to deliver customers all-flash storage with a webscale architecture that simplifies data center operations and enables rapid deployments of new applications.

The acquisition is expected to have an immaterial impact on net revenues, but is expected to have an unfavorable impact of approximately $50 million on income from operations in the fourth quarter of fiscal year 2016.

In connection with this acquisition, we entered into an $870 million short-term loan that we expect to repay with our global earnings by the beginning of our third quarter of fiscal 2017.

Restructuring Event

On February 17, 2016, we committed to a restructuring and reduction in workforce to streamline our business and reduce operating expenses. In connection with these actions, we expect to reduce our worldwide headcount by approximately 12%. The reduction in workforce will be implemented through the end of the first quarter of fiscal 2017. We expect to incur aggregate charges of approximately $60 to $70 million for employee terminations and other costs associated with the restructuring, consisting primarily of cash expenditures. The majority of these charges will be recognized in the fourth quarter of fiscal 2016.

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

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Revenues:
Product	54%	60%	54%	60%
Software maintenance	17	15	17	15
Hardware maintenance and other services	29	26	29	26
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	27	27	27	27
Cost of software maintenance	1	1	1	1
Cost of hardware maintenance and other services	10	9	11	10
Gross profit	62	63	61	63
Operating expenses:
Sales and marketing	30	31	33	32
Research and development	14	15	16	15
General and administrative	5	5	5	5
Restructuring and other charges	—	—	1	—
Acquisition-related expense	—	—	—	—
Total operating expenses	50	50	55	51
Income from operations	12	13	7	12
Other income (expense), net	—	—	—	—
Income before income taxes	12	13	7	12
Provision for income taxes	1	2	1	3
Net income	11%	11%	6%	9%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the third quarter and first nine months of fiscal 2016 were $1,386 million, reflecting a decrease of $165 million, or 11%, and $4,166 million, reflecting a decrease of $417 million, or 9%, respectively, compared to the corresponding periods of the prior year. Revenues for the third quarter and first nine months of fiscal 2016 were negatively impacted by foreign exchange rate changes, higher discounting, the lengthening of deal cycles due to macroeconomic uncertainty and unfavorable product mix.

Gross profit as a percentage of net revenues decreased 1 and 2 percentage points during the third quarter and first nine months of fiscal 2016, respectively, compared to the corresponding periods of the prior year, primarily due to foreign exchange rate changes and higher discounting.

Sales and marketing, research and development, and general and administrative expenses for the third quarter and first nine months of fiscal 2016 totaled $688 million, or 50% as a percentage of net revenues, and $2,241 million, or 54% as a percentage of net revenues, respectively, compared to $775 million, or 50% as a percentage of net revenues, and $2,343 million, or 51% as a percentage of net revenues, respectively, for the corresponding periods of the prior year. The decrease in expenses in dollars was primarily due to lower headcount and related compensation costs and the favorable impact of changes in foreign exchange rates, partially offset in the first nine months of fiscal 2016 by the additional week in the first quarter of fiscal 2016.

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Net revenues	$1,386	$1,551	(11)%	$4,166	$4,583	(9)%

The decrease in net revenues for the third quarter of fiscal 2016 was due to a decrease of $179 million, or 19%, in product revenues, while revenues from software and hardware maintenance and other services revenues in aggregate increased $14 million. Product revenues comprised 54% of net revenues for the third quarter of fiscal 2016, compared to 60% for the corresponding period of the prior year.

The decrease in net revenues for the first nine months of fiscal 2016 was due to a decrease of $512 million, or 19%, in product revenues, partially offset by an increase of $95 million, or 5%, in the aggregate of software and hardware maintenance and other services revenues. Product revenues comprised 54% of net revenues for the first nine months of fiscal 2016, compared to 60% for the corresponding period of the prior year.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
Arrow Electronics, Inc.	21%	22%	22%	23%
Avnet, Inc.	19%	16%	19%	16%

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Product revenues	$750	$929	(19)%	$2,229	$2,741	(19)%

Product revenues consist of sales of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, original equipment manufacturer (OEM) products and add-on hardware and software products.

Total configured system revenues of $463 million decreased by $90 million, or 16%, for the third quarter of fiscal 2016, compared to the corresponding period of the prior year. Revenues decreased in the entry level and mid-range FAS and E-Series systems platforms, but increased in the high-end FAS platforms. Total configured systems unit volume decreased 11% due to unit volume decreases in entry level and mid-range FAS platforms, partially offset by increases in the high end FAS and E-Series platforms, These changes in unit volume reflect the impact to our business of a storage technology industry in transition as customers drive IT transformation to take advantage of new technologies and architectures, while planning their journey to the hybrid cloud. In addition, the decline in product revenues reflects the transition from products based on our older Data ONTAP 7-mode technology to products based on clustered Data ONTAP technology. Average selling prices (ASPs) decreased across all FAS and E-Series platforms due primarily to higher discounting due to competitive pressures and unfavorable product mix.

Non-configured product revenues of $287 million decreased by $89 million, or 24%, during the third quarter of fiscal 2016, compared to the corresponding period of the prior year. This decrease was primarily due to a decrease of $51 million, or 34%, in add-on storage revenues, reflecting higher discounting, and a decrease of $32 million, or 27%, in OEM revenue, reflecting changing business dynamics of our OEM customers.

Total configured system revenues of $1,380 million decreased by $257 million, or 16%, for the first nine months of fiscal 2016, compared to the corresponding period of the prior year. Revenues decreased across all FAS systems platforms, but increased in E-Series systems platforms. Total configured systems unit volume decreased 7%, due to a decrease in unit volume in entry level and mid-range FAS system platforms, partially offset by an increase in high end FAS and E-Series systems platforms. These changes in unit volume reflect the impact of the factors discussed above. Overall ASPs decreased over all configured systems platforms due to higher discounting and unfavorable product mix.

Non-configured product revenues of $849 million decreased by $255 million, or 23%, during the first nine months of fiscal 2016, compared to the corresponding period of the prior year. This decrease was primarily due to a decrease of $152 million, or 33%, in add-on storage revenues and a decrease of $111 million, or 31%, in OEM revenue, both decreases reflecting the respective factors discussed above.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Software maintenance revenues	$234	$226	4%	$715	$672	6%

Software maintenance revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The fluctuations in software maintenance revenues reflect fluctuations in the aggregate contract value of the installed base under software maintenance contracts, which is recognized as revenue ratably over the terms of the underlying contracts. Software maintenance contract revenues for the first nine months of fiscal 2016 were also favorably impacted by the additional week of deferred revenue amortization in the first quarter of fiscal 2016.

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Hardware maintenance and other services revenues	$402	$396	2%	$1,222	$1,170	4%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were $326 million and $316 million for the third quarters of fiscal 2016 and 2015, respectively, reflecting an increase of 3% due primarily to higher levels of shorter term contract renewals from our existing contract base. Professional services and educational and training services revenues were $76 million and $80 million in aggregate for the third quarters of fiscal 2016 and 2015, respectively.

Hardware maintenance contract revenues were $998 million and $930 million for first nine months of fiscal 2016 and 2015, respectively, due primarily to the contract renewals discussed above, as well as the favorable impact of an additional week of deferred revenue amortization in the first quarter of fiscal 2016. Professional services and educational and training services revenues aggregated to $224 million and $241 million for the first nine months of fiscal 2016 and 2015, respectively.

Revenues by Geographic Area:

	Three Months Ended		Nine Months Ended
	January 29, 2016	January 23, 2015	January 29, 2016	January 23, 2015
United States, Canada and Latin America (Americas)	54%	54%	56%	56%
Europe, Middle East and Africa (EMEA)	33%	33%	31%	30%
Asia Pacific (APAC)	13%	13%	13%	13%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States public sector (USPS) markets. Our Americas revenues decreased in the third quarter and first nine months of fiscal 2016 compared to the corresponding periods in the prior year, primarily due to lower sales to the USPS market.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Cost of product revenues	$381	$420	(9)%	$1,134	$1,216	(7)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2016 to Fiscal 2015	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Materials costs	(6)	(7)
Excess and obsolete inventory	—	1
Other	(3)	(1)
Total change	(9)	(7)

Cost of product revenues represented 51% of product revenues for each of the third quarter and first nine months of fiscal 2016, compared to 45% and 44% of product revenues for the corresponding periods of the prior year.

Materials costs represented 88% and 86% of product costs for the third quarters of fiscal 2016 and 2015, respectively. Materials costs decreased $26 million, or 7%, in the third quarter of fiscal 2016 compared to the corresponding period of the prior year, primarily due to an 11% decrease in configured systems unit volume, partially offset by an increase of 14% in average unit materials costs for configured systems. This was a result of increases in average materials costs across all systems platforms reflecting higher average costs of newer products. Product materials costs were favorably impacted by a decrease in materials costs for non-configured products due to lower sales levels and favorable product mix.

Materials costs represented 84% and 86% of product costs for the first nine months of fiscal 2016 and 2015, respectively. Materials costs decreased $83 million, or 8%, in the first nine months of fiscal 2016 compared to the corresponding period of the prior year. Materials costs were impacted by a 7% decrease in configured systems unit volume, partially offset by an increase of 7% in average unit materials costs for configured systems. This was a result of increases in average materials costs for entry level and high end FAS systems, partially offset by decreases in mid-level FAS and E-series systems average materials costs, reflecting the higher average costs of newer products. Product materials costs were also favorably impacted by a decrease in materials costs for add-on storage and OEM due to lower sales levels and favorable product mix.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Cost of software maintenance revenues	$9	$9	—%	$28	$26	8%

Cost of software maintenance revenues were flat during the third quarter compared to the corresponding period of the prior year, and increased 8% during the first nine months of fiscal 2016 compared to the corresponding periods of the prior year. Cost of software maintenance revenues represented 4% of software maintenance revenues for each of the third quarters and first nine months of fiscal 2016 and 2015.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Cost of hardware maintenance and other services revenues	$141	$145	(3)%	$449	$443	1%

Cost of hardware maintenance and other services revenues decreased slightly during the third quarter of fiscal 2016 compared to the corresponding period of the prior year, primarily due to cost savings initiatives and lower spares costs. Costs of hardware maintenance and other services revenues were relatively flat during the first nine months of fiscal 2016 compared to the corresponding period of the prior year.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased $40 million, or 9%, for the third quarter of fiscal 2016 compared to the corresponding period of the prior year primarily due to lower salaries and incentive compensation costs, reflecting a 6% decrease in average headcount, and the favorable impact of foreign exchange rate fluctuations.

Total compensation costs included in operating expenses decreased $13 million, or 1%, for the first nine months of fiscal 2016 compared to the corresponding period of the prior year, reflecting lower salaries and incentive compensation costs due to lower average headcount, partially offset by the impact of the additional week in the first quarter of fiscal 2016.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Sales and marketing expenses	$418	$475	(12)%	$1,358	$1,443	(6)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2016 to Fiscal 2015	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Compensation costs	(4)	(1)
Commissions	—	(1)
Outside services	(2)	(1)
Facilities and IT support costs	(3)	(2)
Other	(3)	(1)
Total change	(12)	(6)

The decrease in sales and marketing expenses for each period presented reflects the favorable impact of fluctuations in foreign exchange rates. Additionally, the decrease in compensation costs reflects lower headcounts from the prior year. The decrease in commissions expense for the first nine months of fiscal 2016 reflects lower bookings achievement compared to the corresponding period of the prior year. The decrease in outside services expense reflects lower spending levels on contractors and projects. Facilities and IT support costs decreased primarily due to cost containment efforts.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Research and development expenses	$200	$230	(13)%	$660	$687	(4)%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2016 to Fiscal 2015	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Compensation costs	(8)	(1)
Depreciation	(1)	(1)
Facilities and IT support costs	(2)	(1)
Other	(2)	(1)
Total change	(13)	(4)

The decrease in compensation costs for the third quarter and first nine months of fiscal 2016 compared to the corresponding periods of the prior year was primarily due to lower salaries and incentive compensation costs, reflecting lower average headcount. Depreciation expense decreased primarily due to certain equipment becoming fully depreciated in prior periods. Facilities and IT support costs decreased for the third quarter and first nine months of fiscal 2016 compared to the corresponding periods of the prior year primarily due to cost containment efforts.

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
General and administrative expenses	$70	$70	—%	$223	$213	5%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2016 to Fiscal 2015	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Compensation costs	(5)	4
Professional and legal fees and outside services	9	3
Facilities and IT support costs	(4)	(2)
Total change	—	5

The decrease in compensation costs for the third quarter of fiscal 2016 compared to the third quarter of the prior year was primarily due to lower incentive compensation costs and lower salaries. The increase in compensation costs for the first nine months of fiscal 2016 compared to the corresponding period of the prior year was primarily due to higher stock-based compensation, salaries and benefit costs due to the additional week in the first quarter of fiscal 2016. The increase in professional and legal fees and outside services expense for the third quarter of fiscal 2016 compared to the corresponding period of the prior year was primarily due to higher spending levels on consulting fees and projects. Facilities and IT support costs decreased primarily due to cost containment efforts.

Restructuring and other charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Restructuring and other charges	$—	$—	—%	$28	—	NM

NM – Not Meaningful

In May 2015, we committed to a realignment designed to drive efficiency, eliminate cost and redirect resources to highest return activities, resulting in a reduction of our global workforce of approximately 3%. The charges in the first nine months of fiscal 2016 consist primarily of employee severance related costs recognized in connection with this plan. Such activities were substantially completed by the end of the second quarter of fiscal 2016. See Note 12 – Restructuring and Other Charges of the Notes to Condensed Consolidated Financial Statements for more details regarding our restructuring plan.

Acquisition-related expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Acquisition-related expense	$2	$—	NM	$2	$—	NM

NM – Not Meaningful

During the third quarter of fiscal 2016, we incurred $2 million of acquisition costs, primarily related to legal and consulting fees associated with our acquisition of SolidFire. See Note 17 – Subsequent Event of the Notes to Condensed Consolidated Financial Statements for more information.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Interest income	$11	$9	22%	$35	$25	40%
Interest expense	(11)	(11)	—%	(34)	(31)	10%
Net gains (losses) recognized on investments	(1)	2	NM	(2)	4	NM
Net gains (losses) on foreign currency activities	(1)	(2)	(50)%	2	(4)	NM
Total	$(2)	$(2)	—%	$1	$(6)	NM

NM – Not Meaningful

The increase in interest income for the third quarter and first nine months of fiscal 2016, compared to the corresponding periods of the prior year, was primarily due to a shift in our investment portfolio to higher-yielding investments.

Interest expense, which includes the amortization of debt discount and issuance costs, is primarily related to our Senior Notes.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2016	January 23, 2015	% Change	January 29, 2016	January 23, 2015	% Change
Provision for income taxes	$10	$23	(57)%	$48	$124	(61)%

Our effective tax rate for the third quarter of fiscal 2016 was 6.1% compared to an effective tax rate of 11.7% for the third quarter of the prior year. Our effective tax rate for the first nine months of fiscal 2016 was 16.8% compared to an effective tax rate of 22.5% for the first nine months of the prior year. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates for all periods presented were favorably impacted by the geographic mix of profits. Our effective tax rates decreased for the three and nine months ended January 29, 2016 compared to the corresponding periods in the prior year primarily as a result of discrete charges related to audit adjustments and changes in the geographic mix of year-to-date pre-tax profits.

In December 2015, the enactment of the Protecting Americans from Tax Hikes Act of 2015 permanently extended the federal research credit which had previously expired on December 31, 2014. As a result of the extension, during the three and nine months ended January 29, 2016, we recorded a benefit of $7 million related to the current year research credit and a discrete benefit of $4 million related to a prior year credit that we retroactively claimed.

In June 2015, the IRS signed a closing agreement on transfer pricing arrangements and, in October 2015, completed the examination of our fiscal 2008 to 2010 income tax returns. During the nine months ended January 29, 2016, we recorded discrete charges totaling $23 million attributable to transfer pricing and other audit settlements, and the related re-measurement of uncertain tax positions for tax years subject to future audits.

In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. During the first nine months of fiscal 2015, we recorded a discrete charge of $47 million attributable to the audit settlements and related re-measurements of uncertain tax positions for tax years subject to future audits.

As of January 29, 2016, we had $216 million of gross unrecognized tax benefits, of which $160 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $153 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized. See Note 13 – Income Taxes of the Notes to Condensed Consolidated Financial Statements for more details regarding our unrecognized tax benefits.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	January 29, 2016	April 24, 2015
Cash and cash equivalents and short-term investments	$5,023	$5,326
Principal amount of Senior Notes	$1,500	$1,500
Debt as a % of stockholders' equity	48%	44%

The following is a summary of our cash flows activities:

	Nine Months Ended
(In millions)	January 29, 2016	January 23, 2015
Net cash provided by operating activities	$629	$872
Net cash provided by (used in) investing activities	753	(179)
Net cash used in financing activities	(790)	(389)
Effect of exchange rate changes on cash and cash equivalents	(19)	(55)
Net increase in cash and cash equivalents	$573	$249

Cash Flows

As of January 29, 2016, our cash, cash equivalents and short-term investments were $5.0 billion, a decrease of $0.3 billion from April 24, 2015. The decrease was primarily due to $698 million in cash paid for the repurchase of our common stock and $159 million in cash paid for the payment of dividends, partially offset by $629 million of cash provided by operating activities in the first nine months of fiscal 2016. Accounts receivable DSO was 38 days for the third quarter of fiscal 2016 compared to 46 days for the fourth quarter of fiscal 2015 and 39 for the third quarter of fiscal 2015 reflecting seasonal patterns of shipment linearity. Working capital decreased during the first nine months of fiscal 2016 by $476 million to $3.6 billion as of January 29, 2016 primarily as a result of a decrease in cash and cash equivalents and short-term investments and accounts receivable.

Cash Flows from Operating Activities

During the first nine months of fiscal 2016, we generated cash from operating activities of $629 million, reflecting net income of $237 million, adjusted by non-cash depreciation and amortization of $202 million and stock-based compensation of $199 million.

Changes in assets and liabilities during the first nine months of fiscal 2016 included the following:

•	Accounts receivable decreased $190 million, primarily due to seasonal patterns in shipment linearity.
•	Accounts payable increased $113 million, primarily due to lower inventory purchases towards the end of the period.

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

Cash Flows from Investing Activities

During the first nine months of fiscal 2016, we generated $879 million from maturities and sales of investments, net of purchases, and paid $125 million for capital expenditures, compared to $41 million and $138 million, respectively, for the corresponding period of the prior year.

Cash Flows from Financing Activities

During the first nine months of fiscal 2016, we used $698 million for the repurchase of 23 million shares of our common stock and $159 million for the payment of dividends, compared to $919 million used for the repurchase of common stock and $157 million for the payment of dividends for the corresponding period of the prior year.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies, including SolidFire, and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including potential future issuances of debt, equity or other securities, will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

Liquidity

Our principal sources of liquidity as of January 29, 2016 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	January 29, 2016	April 24, 2015
Cash and cash equivalents	$2,495	$1,922
Short-term investments	2,528	3,404
Total	$5,023	$5,326

As of January 29, 2016 and April 24, 2015, $4.4 billion and $4.7 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.6 billion were available in the U.S. at the end of each period. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings to fund cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carryforwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, and invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 29, 2016.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 29, 2016 (in millions):

2.00% Senior Notes Due 2017	$750
3.375% Senior Notes Due 2021	500
3.25% Senior Notes Due 2022	250
Total	$1,500

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 9 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

Credit Facility

Our credit facility, under which we may borrow up to $250 million, provides another potential source of liquidity. The credit facility is an unsecured five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested at that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $100 million and request two additional one-year extensions, subject to certain conditions. As of January 29, 2016, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

We also have an automatic shelf registration statement on file with the Securities and Exchange Commission. We may in the future offer an additional unspecified amount of debt, equity and other securities.

On February 2, 2016, we amended our existing credit facility to increase the unsecured revolving credit facility to $300 million.

Acquisition of SolidFire

On February 2, 2016, we acquired all of the outstanding shares of privately-held SolidFire, Inc. (“SolidFire”), a maker of all-flash storage systems based in Colorado, for $855 million in cash. In connection with this acquisition, we entered into an $870 million short-term loan that we expect to repay with our global earnings by the beginning of our third quarter of fiscal 2017.

Restructuring Activities

On February 17, 2016, we committed to a restructuring and reduction in workforce to streamline our business and reduce operating expenses. In connection with these actions, we expect to reduce our worldwide headcount by approximately 12%. The reduction in workforce will be implemented through the end of the first quarter of fiscal 2017. We expect to incur aggregate charges of approximately $60 to $70 million for employee terminations and other costs associated with the restructuring, consisting primarily of cash expenditures. The majority of these charges will be recognized in the fourth quarter of fiscal 2016.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2016 to be between $25 million and $75 million.

Dividends and Stock Repurchase Program

On February 17, 2016, we declared a cash dividend of $0.18 per share of common stock, payable on April 27, 2016 to holders of record as of the close of business on April 8, 2016.

As of January 29, 2016, our Board of Directors had authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 29, 2016, we repurchased a total of 237 million shares of our common stock at an average price of $33.22 per share, for an aggregate purchase price of $7.9 billion. As of January 29, 2016, the remaining authorized amount for stock repurchases under this program was $1.8 billion, with no termination date, which we plan to complete by May 2018, with the first $1 billion expected to be purchased by the end of May 2016.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of January 29, 2016, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $216 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of January 29, 2016, we had $265 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 29, 2016 and April 24, 2015, such liability amounted to $9 million and $17 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of January 29, 2016, we had $45 million in construction related obligations and $203 million in other purchase obligations.

Unrecognized Tax Benefits

As of January 29, 2016, our liability for uncertain tax positions was $148 million, including interest, penalties and offsetting indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 16 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $153 million and $145 million of receivables during the first nine months of fiscal 2016 and fiscal 2015, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of January 29, 2016 and April 24, 2015, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of January 29, 2016, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of January 29, 2016, we had debt investments of $2.5 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of January 29, 2016 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $30 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of January 29, 2016, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 9 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 29, 2016, no amounts were outstanding under the credit facility.

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

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward and option contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign currency exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of less than six months. See Note 11 – Derivatives and Hedging Activities of the Notes to Condensed Consolidated Financial Statements for more information regarding our derivatives and hedging activities.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 29, 2016, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the third quarter of fiscal 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We are currently devoting considerable effort and resources to develop, introduce and gain customer acceptance for our clustered Data ONTAP (cDOT)-based products. cDOT is our next generation storage operating system for our core products and represents a fundamental and revolutionary change to our solution architecture. Over time, our goal is to replace our Data ONTAP 7-Mode technology with cDOT. We face considerable challenges as we continue to develop and market cDOT, including, without limitation, cost and complexity associated with migrating customer data and applications from legacy systems to cDOT-based systems, developing additional features for cDOT currently available with Data ONTAP 7-Mode and potentially required by our customers, increasing sales of cDOT through our channel and maintaining service, support and customer relationships as we replace Data ONTAP 7-Mode with cDOT.

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for cDOT products, or any other new products, as and when required by the market and our customers, our business, operating results and financial condition could be materially and adversely affected.

New or additional product introductions, including new software and flash product offerings, such as Cloud ONTAP, StorageGRID Webscale, all flash FAS, AltaVault, and, with our February 2, 2016 acquisition, SolidFire, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to expand production capacity to meet the demand for new products, our ability to successfully manage the transition from older products, and our ability to forecast the impact of customers’ demand for new products or the products being replaced. In addition, as new or enhanced products are introduced, we must also avoid excessive levels of older product inventories and related components and ensure that enough supplies of new products can be delivered to meet customers’ demands. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, the desire by customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

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

The continuing global economic uncertainty and political and fiscal challenges in the United States (U.S.) and abroad due to the financial and fiscal crises of recent years have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage, and networking industries at large, as well as the information technology (IT) market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Additionally, budgetary constraints and shifts in government spending priorities have caused, and may in the future again cause, governments, including the U.S. government, to decrease purchases of storage equipment. Consequently, we expect these concerns to challenge our business for the foreseeable future, and cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

We are routinely subject to income tax audits in the U.S. and several foreign tax jurisdictions. The U.S. and foreign tax authorities have questioned our intercompany transfer pricing arrangements during these audits. In recent years, several other U.S. companies have had their transfer pricing arrangements challenged as part of Internal Revenue Service (IRS) examinations, which have resulted in material proposed assessments and/or litigation with respect to those companies. If the ultimate determination of income taxes or at-source withholding taxes assessed under the IRS audits or audits being conducted in any other tax jurisdiction results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition would be adversely affected.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. Our inability to hire qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could be disruptive to our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results.

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

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Events such as the U.S. federal government shutdown in October 2013 and continued uncertainty regarding the U.S. budget and debt levels, have increased demand uncertainty for our products, and in our fiscal 2014 and the nine months ended January 29, 2016 resulted in lower sales to these customers. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

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

As of January 29, 2016, $4.4 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax expense. In any such case, our business, operating results or financial condition could be adversely impacted.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in March 2014, May 2015 and March 2016 we executed restructuring events designed to streamline our business and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. We may in the future undertake initiatives that may include restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, in February 2016, we acquired SolidFire, and in fiscal 2015 we acquired the SteelStore product line from Riverbed Technology, Inc. The benefits we expect to receive from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business. Any inaccuracy in our acquisition assumptions, any failure to uncover liabilities or risks associated with the acquisition, any failure to make the acquisition on favorable terms, or any failure to integrate the acquired business or assets as and when expected, may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

If we default under our debt obligations, including our Senior Notes, our business, operating results and financial condition will be harmed. Moreover, covenants associated with our Senior Notes and credit facilities may unduly restrict our business.

We have Senior Notes outstanding as of January 29, 2016 in an aggregate principal amount of $1.5 billion that mature at specific dates in calendar 2017, 2021 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $300 million, under which we had no borrowings outstanding as of January 29, 2016. (The credit facility was amended on February 2, 2016 to increase the revolving commitments thereunder by $50 million to a total of $300 million.) As of March 7, 2016, we had no borrowings outstanding under the credit facility. On February 2, 2016, we entered into an $870 million unsecured term loan, the proceeds of which were used to finance our acquisition of SolidFire. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed.

In addition, all of our debt and credit facility arrangements subject us to continued compliance with restrictive and financial covenants. If we do not comply with these covenants or otherwise default under the arrangements, we may be required to repay any outstanding amounts borrowed under these agreements. Moreover, compliance with these covenants may restrict our strategic or operational flexibility in the future, which could harm our business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 29, 2016:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 31, 2015 - November 27, 2015	—	$—	233,311	$1,847
November 28, 2015 - December 25, 2015	—	$—	233,311	$1,847
December 26, 2015 - January 29, 2016	3,359	$25.32	236,670	$1,762
Total	3,359	$25.32

In May 2003, our Board of Directors approved a stock repurchase program. As of January 29, 2016, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Since inception of the program through January 29, 2016, we repurchased a total of 237 million shares of our common stock for an aggregate purchase price of $7.9 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

NETAPP, INC.
(Registrant)

/s/ JEFFREY K. BERGMANN
Jeffrey K. Bergmann
Interim Chief Financial Officer

Date: March 7, 2016

EXHIBIT INDEX

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1	Agreement and Plan of Merger, dated as of December 18, 2015, among NetApp, Inc., Sonoma Merger Corp., SolidFire, Inc. and Shareholder Representative Services LLC.	8-K	000-27130	2.1	December 21, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—