Form 10-K
period 2016-04-29
NetApp, Inc.
filed 2016-06-22
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,131,692,964 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On June 10, 2016, 280,080,152 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 29, 2016.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document includes:

•	our future financial and operating results;
•	our strategy;
•	our beliefs and objectives for future operations, research and development;
•	expectations regarding future product releases, growth and performance;
•	political, economic and industry trends;
•	expected timing of, customer acceptance of and benefits from, product introductions, developments and enhancements;
•	expected benefits from acquisitions, including our acquisition of SolidFire, Inc. and joint ventures, growth opportunities and investments;
•	expected outcomes from legal, regulatory and administrative proceedings;
•	our competitive position;
•	our short-term and long-term cash requirements, including, without limitation, anticipated capital expenditures;
•	our anticipated tax rate;
•

the repayment of our 2.00% Senior Notes due on December 15, 2017, 3.375% Senior Notes due on June 15, 2021 and 3.25% Senior Notes due on December 15, 2022 (collectively referred to as the Senior Notes);

•	the repayment of the debt we incurred in relation to our acquisition of SolidFire, Inc. using global funds, and
•	future uses of our cash, including, without limitation, the continuation of our stock repurchase and cash dividend programs.

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	the overall growth, structure and changes of the data storage industry;
•	our ability to understand, and effectively respond to changes affecting, our market environment, products, technologies and customer requirements, including the impact of the cloud;
•	our ability to gain customer acceptance of new products and enable customer transitions from older products;
•	general global political, macroeconomic and market conditions;
•	our ability to accurately forecast demand for our products and services, and future financial performance;
•	our ability to successfully manage our backlog;
•	our ability to successfully execute on our strategy to generate profitable growth and stockholder return;
•	our ability to reduce our cost structure, streamline the business and improve efficiency;
•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;
•	our ability to maintain our customer, partner, supplier and contract manufacturer relationships on favorable terms and conditions;
•	our ability to maintain our gross profit margins;

•	our ability to timely and successfully introduce and increase volumes of new products and services and to forecast demand and pricing for the same;
•	changes in U.S. government spending;
•

the actions of our competitors including, without limitation, their ability to introduce competitive products and to acquire businesses and technologies that negatively impact our strategy, operations or customer demand for our products;

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

•	our ability to resolve ongoing litigation, tax audits, government audits, inquiries and investigations in line with our expectations;
•	the availability of acceptable financing to support our future cash requirements;
•	our ability to effectively integrate acquired businesses, products and technologies, including SolidFire, Inc.;
•	valuation and liquidity of our investment portfolio;
•	foreign exchange rate impacts;
•	our ability to successfully recruit and retain critical employees and to manage our investment in people, process and systems;
•	our ability to anticipate techniques used to obtain unauthorized access or to sabotage systems and to implement adequate preventative measures against cybersecurity and other security breaches; and
•	those factors discussed under the heading “Risk Factors” elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1.  Business

Overview

NetApp®, Inc. (NetApp, we or us) provides software, systems and services to manage and store customer data. We enable enterprises, service providers, governmental organizations, and partners to envision, deploy and evolve their IT environments. Customers benefit from our collaboration with other technology leaders to create the specific solutions they need. We were incorporated in 1992 and created the world’s first networked storage appliance. Today, we offer a portfolio of products and services that satisfy a broad range of customer workloads across different data types and deployment models.

Customer Needs

Customers continue to seek IT solutions that help to improve efficiency, lower risk and position them to respond quickly to growth opportunities. In an increasingly mobile, social and digitally connected world, they also need access to real-time insights and have the ability to personalize the experiences they deliver to their own customers. NetApp provides guidance and innovation to help its customers achieve the right balance of flexibility, cost and data control.

Chief Information Officers are embarking on IT transformations to improve the efficiency of their businesses and better serve their customers. Cloud computing has emerged as a way to more effectively meet rapidly changing business needs. Customers want to seamlessly integrate public cloud resources as an extension of their internal IT environment, an approach known as hybrid cloud. One of the biggest challenges to this vision is data management. While other parts of the IT infrastructure are largely interchangeable and carry no history, once data is created it needs to be protected and managed for its lifetime. As data grows, data and application mobility consume more time and bandwidth. The net result is that data management, NetApp's core competency, has become essential to realizing the promise of the hybrid cloud.

Data management on the hybrid cloud today is essentially a series of isolated siloes. IT organizations need to harmonize the management of data across all cloud providers, as well as on premises. This is what we call the Data Fabric. Our Data Fabric strategy defines the NetApp technology architecture for hybrid cloud. Today, we offer solutions that help customers seamlessly manage their data across their diverse IT resources, spanning flash, disk, and cloud. Customers have the flexibility to choose the right set of resources to meet the needs of their applications and the freedom to change them whenever they want. Customers are entirely in control of their data, regardless of the cloud that it sits on and regardless of the landscape in which it is deployed.

At the same time that customers are navigating through their IT transformations, which leverage modern architectures and hybrid cloud environments, they are also reducing IT budgets, looking for simpler solutions, and rethinking how they consume IT. This evaluation is diverting spending towards transformational projects and architectures like flash, hybrid cloud, converged infrastructure, and software defined storage. It is in these areas that our Data Fabric strategy gives us an advantage.

Flash. Flash plays a key role in customers’ IT transformation efforts as they seek to gain advantage through greater speed, responsiveness, and value from key business applications, while substantially lowering total cost of ownership. All-flash array technology is becoming the de facto technology for primary application workloads as customers look to realize performance and economic benefits by replacing hard disk installations with flash. With a highly differentiated and complete portfolio of all-flash array offerings, NetApp is well positioned to enable customers to accomplish this transition.

Hybrid Cloud. NetApp believes that the hybrid cloud will become the dominant model for enterprise IT for years to come. Customers are attracted by the speed and scale benefits of the public cloud but need new data management capabilities to keep control of data as it moves beyond the walls of the enterprise. Our Data Fabric strategy enables data management that seamlessly connects disparate clouds and data centers. We enable our customers to manage, secure, and protect their data across flash, disk, and public and private cloud resources, all at the scale needed to accommodate the exponential data growth of the digital world.

Converged Infrastructure. Due to budget constraints and skill imbalances, our customers need greater support from their technology partners to evaluate, integrate, deploy and sustain the sophisticated solutions they need to stay competitive. This trend is driving the demand for converged infrastructure solutions that reduce the time of deployment and lower integration risk. NetApp offers compelling business value through our FlexPod® converged solutions, which reduce risks in ways that cannot be matched by the proprietary stacks offered by server vendors. FlexPod offerings, created in partnership with Cisco, provide a broad range of reference architectures.

Software-defined Storage: As customers replace their traditional storage architectures and transform their data centers, they want scale-out and software-defined storage functionality to both manage data growth efficiently and deliver service provider-like flexibility. Clustered Data ONTAP provides this through a highly efficient, multi-tenant, non-stop shared storage infrastructure to replace legacy, stovepipe architectures for enterprise applications like database, virtualization, VDI, and e-commerce. As customers plan their hybrid cloud architectures, the software defined architecture of clustered ONTAP provides a consistent way to manage data across public and private clouds, regardless of underlying hardware.

Product, Services and Solutions Portfolio

Our data management and storage offerings help improve business productivity, performance and profitability, while providing investment protection and enhanced asset utilization. We complement our enterprise-class storage solutions with services expertise that maximizes the business benefits our customers gain from deploying our products. In fiscal 2016, we focused on our Data Fabric strategy and the strategic solutions that form the foundation of how we enable customer success in the data-powered digital era.

All Flash Arrays

All Flash FAS

In June 2015, NetApp introduced a new all-flash series, the All Flash FAS, which is the only all-flash system to support seamless data management across flash, disk and cloud resources. This capability makes these systems ideal for customers who want to boost performance in their traditional data centers while mapping out their move to a hybrid cloud model. Built on years of flash innovation and experience, the NetApp All Flash FAS 8000 (AFF) series delivers high I/O at consistent low latency without compromising on core enterprise requirements, such as robust data management, efficient data protection, and flexibility to respond to changing customer needs. These systems are ideal for database, VDI and server virtualization applications.

The AFF series incorporates FlashEssentials software optimizations, which increase flash performance and efficiency. FlashEssentials is included in the ONTAP operating system, which underpins the Data Fabric, AFF models can be ordered as standalone systems and in FlexPod as a converged infrastructure validated designs. Professional services, delivered by NetApp or its partners, help users identify those workloads that are best served by all-flash systems.

Since its introduction, the AFF array line has become one of the fastest growing products in NetApp’s history. We announced a smaller footprint AFF model in September 2015. New software efficiency technology and higher capacity drives for the AFF line were announced in November 2015, making it possible for customers to get the performance of flash at the price of disk.

EF-Series

The NetApp EF560 all-flash array targets applications that demand extremely high levels of performance, reliability, and availability. These systems allow customers to improve the user experience for customer-facing and decision-support systems and reduce their power, footprint and cooling requirements by 95% versus disk-based arrays.

Requiring just 2 units of rack space, the EF560 all-flash array combines extreme IOPS, microsecond response times, and up to 12GBps of bandwidth. Its enterprise-proven availability features include redundant components with automated failover, intuitive storage management with comprehensive tuning functions, and advanced monitoring and diagnostics with proactive repair. Customers can initiate NetApp Snapshot® copies and remote replication for subsecond backup and long-distance recovery.

NetApp SANtricity Plug-Ins for Microsoft, Oracle, Splunk, and VMware provide a consolidated view of the NetApp EF-Series systems, enabling users to monitor and manage their NetApp EF-Series storage from the application. Having such an integrated tool reduces the total cost of ownership by eliminating the need to manually compile critical information from several different tools.

SolidFire

In February 2016, NetApp completed the acquisition of all-flash startup company SolidFire, Inc., which when combined with our existing all-flash offerings, allows us to offer the industry’s broadest portfolio of all-flash solutions. SolidFire systems target a new class of customer who is masterminding the next-generation data center and wants cloud-like capabilities from their on-premises storage for greater flexibility. These users place a priority on the ability to scale simply and seamlessly.

The SolidFire all-flash platform solves the challenges of resource allocation, simplified management, and application predictability at scale. The platform includes SolidFire SF Series hardware and Element OS software, which combine to enable flexible, independent scaling of both capacity and performance so customers can guarantee performance to thousands of applications on one shared storage system.

With SolidFire systems, customers realize the agility, efficiency, and scalability benefits demonstrated from cloud computing in an on-premises system that is highly available and easy to control. They can reduce cost and complexity by safely consolidating mission-critical applications onto a single storage platform. Deep infrastructure integration contributes to greater productivity, while deep automation capabilities enable dynamic, rapid allocation and tear down of storage resources for on-demand provisioning.

Hybrid Arrays

NetApp hybrid flash storage serves customers who want the option to deploy the speed of flash storage where they need it while using more affordable hard disk drives (HDDs) to address capacity requirements. NetApp hybrid arrays include the FAS series of unified storage systems and the E-Series of block storage offerings.

Converged Infrastructure

Backed by one of the most successful alliances in the industry, FlexPod over the past five years has become the converged infrastructure of choice for many of the largest enterprises around the globe. FlexPod is a portfolio of pre-validated, integrated infrastructure solutions that combine the Cisco Unified Computing System integrated infrastructure and NetApp storage components. Today, customers and partners can choose from more than 100 validated application and infrastructure designs. These solutions are designed and validated to reduce deployment time, project risk, and the cost of IT. The FlexPod portfolio includes FlexPod Datacenter for core enterprise data centers and service providers, FlexPod Express for medium-sized businesses and branch offices, and FlexPod Select for data-intensive workloads. The portfolio is validated with leading hypervisors, operating systems, systems management tools, and cloud management platforms.

Data Management Software

Data ONTAP Storage Operating System

NetApp’s Data ONTAP operating system software is the back bone to building a shared storage infrastructure and Data Fabric for the full breadth of business applications, data storage and protection requirements. NetApp introduced unified storage more than a decade ago with the industry's first unified SAN and NAS scale-out storage software. Today, customers use NetApp clustered Data ONTAP storage operating system as the foundation for data management across flash, disk and cloud storage resources. Customers can maintain control of their data across the hybrid cloud through consistent processes, features, and data management tools, regardless of where their data resides.

In June 2015, NetApp added to the capabilities of clustered Data ONTAP with FlashEssentials, a set of integrated technologies that increase flash performance and efficiency. This includes a flash-optimized read data path, inline compression, and zero-based inline deduplication. In November 2015, new inline deduplication capabilities were announced that extend the life of flash media, especially for customers with VDI workloads. In storage test scenarios, NetApp has demonstrated the ability to reduce capacity requirements by as much as 30:1, enabling customers to transition to flash using less storage and driving down overall cost. This update also included the Copy-free Transition capability, which allows customers to shift from earlier versions of Data ONTAP to clustered Data ONTAP with in-place data conversion.

In early fiscal 2017, we expect to launch the latest release of ONTAP software, which will be called NetApp ONTAP 9. It will simplify customers’ IT transformations to modern data centers and hybrid cloud environments. Customers can choose the architecture of their choice, (engineered systems, software-defined storage, or cloud,) all with industry-leading efficiency, performance, and density for flash environments; rapid and simplified deployment; and greater data protection and security. With this release, we also expect to change the naming framework for our Data ONTAP operating system to a single family name for the product (ONTAP). The ONTAP 9 product, which will run on AFF and FAS systems, will replace what was formerly called clustered Data ONTAP. ONTAP Cloud for AWS will be the new name for Cloud ONTAP. In addition, we expect to introduce NetApp ONTAP Select, a software-defined deployment of ONTAP that will run on commodity servers.

SANtricity Storage Operating System

The NetApp SANtricity operating system provides superior performance, reliability, and data protection for application-driven workloads that run on NetApp EF-Series and E-Series platforms. It allows customers to optimize performance on the fly, with adaptive caching algorithms to achieve high IOPS and throughput. Installed on a million systems worldwide, the SANtricity OS is field-proven. In addition, SANtricity Storage Manager offers a powerful, easy-to-use interface for administering E-Series storage systems. With SANtricity software, storage administrators can achieve maximum performance and utilization of storage through extensive configuration flexibility and custom performance tuning. The newest release of the SANtricity OS, announced in April 2016, is optimized for the new generations of data analytics applications.

SolidFire Element Operating System

The NetApp SolidFire Element OS is at the core of every SolidFire infrastructure and is optimized for the key storage requirements of a next-generation data center. Scale-out functionality enables seamless and granular growth to meet business demands by adding capacity and performance for each new business. Customers have complete control of utilization performance to optimize their infrastructure by managing performance independent of capacity. With automated management, IT organizations can respond to business demands rapidly with on-the-fly adjustments. Helix data protection provides assurance for workload and data consolidation. Always on deduplication, compression, and thin provisioning maximize total cost of ownership by driving down requirements for storage space and power costs.

Object Storage Software

NetApp StorageGRID® Webscale software allows organizations to store and manage massive amounts of data worldwide, on premises and in the cloud. StorageGRID Webscale is a purpose-built, patented, software-defined storage solution for large archives, media repositories, and web data stores. The sophisticated StorageGRID Webscale policy engine provides automated data placement across storage tiers, physical sites, and hybrid clouds. It can be tuned according to customers’ performance and availability requirements and optimized for cost as data ages. Real-time auditing provides continuous and active monitoring for service-level agreement verification and reporting. NetApp enables support for Amazon Simple Storage Service (S3) as a storage tier to StorageGRID Webscale, providing a scalable, highly durable object storage solution for long-term archives.

Backup and Data Protection Solutions

NetApp offers a range of products to protect customers’ valuable data and applications. These provide optimal availability and IT efficiency while safeguarding data assets.

AltaVault® Cloud-integrated Solutions

In May 2015, NetApp introduced AltaVault, previously SteelStore, cloud-integrated storage solutions and services, which provide customers with the ability to quickly backup data to any cloud at up to 90 percent less cost than on-premises solutions. AltaVault can send data with ease to NetApp StorageGRID Webscale object storage software and most public and private object stores, providing durable, cost-effective, private cloud archives at web scale. In October 2015, NetApp was one of the first partners to announce support for Amazon S3 storage through integration with AltaVault. This gives customers an affordable option for cloud storage that can be quickly accessed.

With AltaVault, customers have the power to tap into cloud economics while preserving investments in existing backup infrastructure and meeting their backup and recovery service levels. AltaVault is offered in three deployment models to meet customer needs. AltaVault physical appliances are often deployed in the data center to protect large volumes of data. These datasets typically require the highest levels of performance and scalability available. AltaVault virtual appliances, with support for VMware and Hyper-V, are an ideal solution for medium-sized businesses that want to get started with cloud backup or for enterprises that want to protect branch offices and remote offices with the same level of protection they enjoy in the data center. AltaVault cloud-based appliances on AWS and Azure are designed to offer an efficient and secure approach to backing up cloud-based workloads. Companies without a secondary data center or those looking for a low-cost tertiary recovery site also can use them for disaster recovery purposes.

NetApp Integrated Data Protection (IDP) Solutions

NetApp Integrated Data Protection (IDP) Solutions, embedded within the ONTAP operating system, ensure customer data is available when and where it’s needed. Customers can scale their NetApp data protection capabilities across applications, virtual infrastructures, and cloud architectures.

With IDP, customers lower their cost by purchasing and maintaining fewer systems for data protection. They benefit from controlled data access with secure multi-tenancy and military-grade (AES-256) encryption and proven key-management solutions.

In November 2015, NetApp announced SnapCenter software, a new offering that helps enterprises simplify management of application-specific data protection at scale. Enabling efficient copies is a key element of data protection in the hybrid cloud, spanning backup, restore and disaster recovery of primary data. The new software allows customers to consolidate and centralize the backup and cloning of multiple applications and multiple servers into one efficient operations center. In March 2016, we added incremental improvements to support not only SQL applications, but also Oracle Database on Linux.

Business Continuity and High-Availability Solutions include:

•SnapMirror® data replication technology which provides disaster recovery protection and simplifies the management of data replication. SnapMirror for SVM adds the functionality to replicate NetApp Storage Virtual Machines (SVM), enabling customers to establish consistent replication policies for all volumes within an SVM.

•MetroCluster™ continuous-availability and disaster recovery software which delivers zero data loss, transparent failover protection, and nondisruptive upgrades at distances up to up to 300km.

Disk-to-Disk Backup and Recovery Solutions include:

•SnapVault® software which speeds and simplifies backup and data recovery, protecting data at the block level.

•SnapRestore® data recovery software which uses stored Data ONTAP Snapshot copies to recover anything from a single file to multi-terabyte volumes, in seconds.

Application-Aware Backup and Recovery Solutions for Application and Backup Administrators include:

•The SnapManager® and SnapDrive management software family which streamlines storage management and simplifies configuration, backup, and restore operations with deep application integration.

Compliance includes:

•SnapLock® compliance software which is a flexible data permanence solution for meeting strict data retention regulations or internal IT governance policies.

OnCommand® Management Software and Management Integration Tools

The NetApp OnCommand storage management software portfolio incorporates a broad range of data management tools for NetApp and multivendor storage. These products help our customers’ transition to the hybrid cloud. They improve visibility and allow customers to manage, monitor, and optimize their hybrid cloud environments. The portfolio includes:

•OnCommand Cloud Manager which provides a simplified management interface for NetApp Cloud ONTAP service and NetApp Private Storage (NPS) for Cloud solutions. It allows customers to manage and track cloud resources within AWS, and provision and monitor Cloud ONTAP instances from one central console, including establishing replication relationships.

•OnCommand Workflow Automation which improves productivity by automating repeatable manual storage-management processes. It enables users to construct, customize, publish, and activate a broad range of storage workflows, including one-click automation and deployment of applications from VMware®, Oracle®, Microsoft®, SAP®, Citrix and others. It lowers the cost of storage management while fostering the use of best practices.

•OnCommand Unified Manager which provides a single dashboard to confirm the health of clustered Data ONTAP storage availability, capacity, performance and data protection relationships. It integrates with OnCommand Workflow Automation to automate storage tasks and data protection processes.

•OnCommand System Manager, developed for midsize organizations or smaller environments within larger enterprises and service providers, which delivers device-level management for NetApp AFF, FAS and other ONTAP based storage systems. It is optimized for IT generalists who need streamlined management, an easy-to-use interface, and best-practice workflows.

•OnCommand Insight storage resource management which provides end-to-end multivendor storage management, with a view of performance metrics, including application, datastore, virtual machine, and storage infrastructure performance. It enables customers to improve capacity planning, accelerate consolidation projects, and meet internal business reporting expectations. This innovative tool also allows users to discover orphaned and underutilized storage and detect risks to their environments.

FlexArray® Storage Virtualization Software

FlexArray software enables FAS8000 systems to virtualize existing EMC, HP, Hitachi, and NetApp E-Series arrays to unify and streamline IT operations. It helps customers implement a software-defined storage strategy across heterogeneous storage assets by accelerating provisioning and data management. Customers can transform existing arrays to create storage that spans private, public, and hybrid clouds. It reduces capacity requirements on arrays by more than 35% and increases the usefulness of current storage.

NetApp Private Storage (NPS) for Cloud

NetApp Private Storage for Cloud is a family of enterprise storage solutions that lets customers use multiple industry-leading clouds and maintain complete control over their data on dedicated storage systems from NetApp. In this approach, customer data resides on NetApp storage “next to”, rather than “in”, the cloud provider’s environment. The customer-owned NetApp system is co-located in data centers managed by our partner, Equinix, which has data centers located next to major networks and in close proximity to major cloud providers including AWS, Microsoft Azure and IBM SoftLayer.

NPS for Cloud eliminates time-consuming, costly data migrations. Customers can turn off connectivity to one cloud and connect to another in minutes, without having to move their data.

OpenStack® Contributions

NetApp is a Gold Member of the OpenStack Foundation, a global collaboration which supports the creation of an open-source cloud operating system. OpenStack is a global collaboration of developers and cloud computing technologists producing a ubiquitous open-source cloud computing platform for public and private clouds.

Cloud services based on OpenStack software, in particular those for enterprise applications, require a robust storage infrastructure that is available, efficient, and protected. NetApp storage integration with OpenStack makes deployment of cloud services simpler, faster, and more scalable. NetApp drivers for OpenStack reduce the integration burden for IT departments deploying cloud services and enable high-value services and tight service-level agreements.

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

Technical support services ensure our products operate efficiently and benefit from the most up-to-date software to help customers minimize downtime for systems running business-critical applications. Our services organization also provides in-depth guidance and education that include extensive access to our global technical resources and intellectual property. Customers can choose from a number of support options including direct touch, web-based My AutoSupport® service, training on our product and solutions and an active online community of customers.

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

NetApp uses a multichannel distribution strategy. We sell our products and services to end-user business customers and service providers through a direct sales force and an ecosystem of partners. We work with a wide range of partners for our customers – including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2016, sales through our indirect channels represented 77% of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 29, 2016, our worldwide sales and marketing functions consisted of approximately 5,260 managers, sales representatives, and technical support personnel. We have field sales offices in approximately 45 countries. Sales to customers Arrow Electronics, Inc. and Avnet, Inc., which are distributors, accounted for 22% and 19% of our net revenues, respectively, in fiscal 2016. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations, and net sales attributable to our geographic regions is included in Note 16 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements.

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

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Memphis, Tennessee; San Jose, California; Guadalajara, Mexico; San Antonio, Texas; Schiphol Airport, The Netherlands; Komarom and Tiszaujvaros, Hungary; Wuxi and Tianjin, China; Taoyuan City, Taiwan; and Singapore. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We use multiple vendors and have our products manufactured in a number of locations wherever possible to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, maximizing the exchange of critical information and facilitating implementation of joint quality programs. We use contract manufacturers for the production of major subassemblies and final system configuration. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We were recently recertified to International Organization for Standardization (ISO) 9001:2008 and ISO 14001:2004 certifications on October 8, 2015, and continue to be ISO 9001 and ISO 14001 certified.

Research and Development

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $861 million, $920 million and $918 million in fiscal 2016, 2015 and 2014, respectively. These costs consist primarily of personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We compete with many companies in the markets we serve, including established public companies, newly public companies with a strong flash focus, and new market entrants addressing the growing opportunity for hyperconverged systems. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services.

Technology trends, such as the emergence of hosted (or cloud) storage, software as a service (SaaS) and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service providers, led by AWS, provide customers storage as an operating expense, rather than storage systems capital expenditure, for the customers’ data centers, which competes with more traditional storage offerings. While the short- and long-term impact of these evolving trends cannot be predicted, NetApp is confident that our customers recognize the value in our cloud strategy. Our strategy includes building relationships with these new classes of providers, and to date, we have established relationships with more than 300 cloud service providers and hyperscaler providers, including AWS, Google, IBM SoftLayer and Microsoft Azure.

The competitive storage landscape was further disrupted in 2015 by the October 2015 announcement that privately held Dell Inc. planned to acquire publicly traded EMC Corporation, one of our primary competitors. As of this filing, that transaction is still pending regulatory and shareholder approvals. Also in October 2015, HP split its business into two entities, one of which, HP Enterprise, continues to focus on the storage marketplace and compete with NetApp. Another competitor, Pure Storage, went public in October 2015.

In addition to the competitors above, we compete against HDS, IBM, Kaminario, Nimble Storage, Nimbus Data, Tegile, Tintri and Violin Memory. In the OEM market we compete against many of those same companies, as well as Seagate. Our current and potential competitors may establish cooperative relationships among themselves or with third parties, including some of our partners. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share.

We consider innovation and our technology partnerships key to our competitive differentiation. We believe our competitive advantage also includes the nature of the relationships we form with our customers and partners worldwide. We strive to deliver an outstanding experience in every interaction we have with our customers and partners through our product, service, and support offerings, which enable us to provide our customers with a full range of expertise before, during, and after their purchase.

Proprietary Rights

Over the years, NetApp has been widely recognized for its innovation including recognition as one of the “World’s Most Innovative Companies” (Forbes®), a top 300 United States patent holder (Intellectual Property Owners Association) and one of the best “Quality Over Quantity” patent portfolios in its industry (IEEE Spectrum®). We generally rely on patent, copyright, trademark, trade secret and contract laws to establish and maintain our proprietary rights in our technology and products. While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any particular patent, trademark, copyright, license or other intellectual property right. We have been granted or own by assignment over 1,900 patents issued by, and have over 680 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

NetApp, the NetApp logo, Active IQ, AltaVault, ASUP, AutoSupport, Campaign Express, Cloud ONTAP, clustered Data ONTAP, Customer Fitness, Data ONTAP, DataMotion, Element, Fitness, Flash Accel, Flash Cache, Flash Pool, FlashRay, FlexArray, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, FPolicy, Fueled by SolidFire, GetSuccessful, Go Further, Faster, LockVault, Manage ONTAP, Mars, MetroCluster, MultiStore, NetApp Insight, OnCommand, ONTAP, ONTAPI, RAID DP, RAID-TEC. SANtricity, SecureShare, Simplicity, Simulate ONTAP, SnapCenter, Snap Creator, SnapCopy, SnapDrive, SnapIntegrator, SnapLock, SnapManager, SnapMirror, SnapMover, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, SolidFire, SolidFire Helix, Helix Design, StorageGRID, Tech OnTap, Unbound Cloud, WAFL and other names are trademarks or registered trademarks of NetApp Inc., in the United States and/or other countries.

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

Employees

As of April 29, 2016, we had approximately 12,030 employees, (including approximately 1,110 employees who have been notified that their employment is being terminated as part of our March 2016 restructuring plan) of which 5,260 were in sales and marketing, 1,250 were in customer support, 3,050 were in research and development, 190 were in manufacturing operations and 1,170 were in finance and administration. None of our employees are represented by a labor union and we consider relations with our employees to be good. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages as of June 1, 2016, are as follows:

Name	Age	Position
George Kurian	49	Chief Executive Officer
Ronald J. Pasek	55	Executive Vice President and Chief Financial Officer
Henri Richard	59	Executive Vice President, Worldwide Field and Customer Operations
Joel D. Reich	57	Executive Vice President, Product Operations
Matthew K. Fawcett	48	Senior Vice President, General Counsel and Secretary

George Kurian was appointed chief executive officer on June 1, 2015 and president on May 20, 2016. He joined our board of directors in June 2015. From September 2013 to May 2015, he was executive vice president of product operations, overseeing all aspects of technology strategy, product and solutions development across our product portfolio. Mr. Kurian joined NetApp in April 2011 as the senior vice president of the storage solutions group and was appointed to senior vice president of the Data ONTAP group in December 2011. Prior to NetApp, from 2002 to 2011, Mr. Kurian held several positions at Cisco Systems, including most recently vice president and general manager of the application networking and switching technology group. From 1999 to 2002, Mr. Kurian was the vice president of product management and strategy at Akamai Technologies. Prior to that, he was a management consultant with McKinsey and Company, and led software engineering and product management teams at Oracle Corporation. Mr. Kurian holds a BS degree in electrical engineering from Princeton University and an MBA from Stanford University.

Ronald J. Pasek joined NetApp in April 2016 as executive vice president and chief financial officer, overseeing the finance, customer leasing, workplace resources, internal audit, and IT functions. Mr. Pasek served as senior vice president, finance and chief financial officer of Altera Corporation, a worldwide provider of programmable logic devices, from December 2009 until its acquisition by Intel in December 2015. Mr. Pasek was previously employed by Sun Microsystems, where he most recently served as vice president and corporate treasurer. In his 19 years at Sun Microsystems, he also held a variety of other positions in finance, including vice president of worldwide field finance, worldwide manufacturing, and U.S. field finance. Mr. Pasek is the Chairman of the board of directors of Spectra7 Microsystems Inc., a Canadian publicly traded consumer connectivity company. Mr. Pasek holds a BS degree from San Jose State University and an MBA from Santa Clara University.

Henri Richard joined NetApp in May 2016 as executive vice president of worldwide field and customer operations, leading NetApp’s global field and customer success operations, which supports the company’s ecosystem of channel, alliance, and service partners and perform customer-facing functions. Before joining NetApp, from April 2013 to May 2016, he was senior vice president of worldwide sales and support at SanDisk Corporation. Prior to SanDisk, Mr. Richard served as senior vice president of worldwide sales and marketing at Freescale Semiconductor from September 2007 to April 2013. Mr. Richard brings 30-years of experience serving in global executive roles at companies including Seagate, IBM, WebGain and AMD. He started his career in IT with Informatique Haute Performance in Paris, France, a company he founded. Mr. Richard is a member of the board of directors of Ultratech Inc., a publicly traded advance packaging and laser processing company. Henri holds a bachelor of science degree from the Ecole Nationale de Radiotechnique et d’Electronique Appliquee in Asnieres, France.

Joel D. Reich joined NetApp in 2002 and was appointed executive vice president of product operations in June 2015. He is responsible for overseeing the strategy, development and manufacturing operations of the NetApp product and solutions portfolio. From April 2011 to June 2015, Mr. Reich served as NetApp’s senior vice president of the Hyperscale Storage Group. Before that time, he served in various NetApp Data ONTAP engineering leadership roles. Before joining NetApp, Joel was vice president of marketing and product operations for HighGround Systems, Inc. He also held the position of director of product management at Data General Corporation and EMC Corporation and was director of sales and marketing for Conner Peripherals Storage Systems Group. Mr. Reich holds a bachelor’s degree from Lehigh University.

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

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage solutions to address this demand. However, despite continued data growth, the storage market did not experience growth in calendar years 2013, 2014 or 2015 due to a combination of customers delaying purchases in the face of technology transitions, increased storage efficiency, and changing economic and business environments. At the same time that customers are navigating through their IT transformations, which leverage modern architectures and hybrid cloud environments, they are also reducing IT budgets, looking for simpler solutions, and rethinking how they consume IT. This evaluation is diverting spending towards transformational projects and architectures like flash, hybrid cloud, software as a service, converged infrastructure, and software defined storage. Our business may be adversely impacted if we are unable to keep pace with rapid industry, technological or market changes or if our Data Fabric strategy is not accepted in the marketplace. As a result of these and other factors discussed in the report, our revenue may grow at a slower rate than in past periods, or may decline as it did in fiscal years 2014, 2015 and 2016, on a year-over year basis. The future impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

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

We are currently devoting considerable effort and resources to introduce and gain customer acceptance for our clustered Data ONTAP (cDOT)-based products, as well as to develop new generations of our ONTAP products. The cDOT storage operating system is the foundation for data management across flash, disk and cloud storage systems and represents a fundamental and revolutionary change to our solution architecture and to our Data Fabric strategy. Over time, our goal is to replace our Data ONTAP 7-Mode technology with cDOT and new generations of ONTAP. We face considerable challenges as we continue to develop and market cDOT, including, without limitation, cost and complexity associated with migrating customer data and applications from legacy systems to cDOT-based systems, developing additional features for cDOT currently available with Data ONTAP 7-Mode and potentially required by our customers, increasing sales of cDOT through our channel and maintaining service, support and customer relationships as we replace Data ONTAP 7-Mode with cDOT.

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for cDOT and other next-generation ONTAP products, or any new products, as and when required by the market and our customers, our business, operating results and financial condition could be materially and adversely affected.

New or additional product introductions, including new software and flash product offerings, such as Cloud ONTAP, StorageGRID Webscale, all flash FAS, AltaVault, and, with our February 2, 2016 acquisition, SolidFire, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to expand production capacity to meet the demand for new products, our ability to successfully manage the transition from older products, and our ability to forecast the impact of customers’ demand for new products or the products being replaced. In addition, as new or enhanced products are introduced, we must also avoid excessive levels of older product inventories and related components and ensure that enough supplies of new products can be delivered to meet customers’ demands. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, delays in sales caused by the desire of customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, service and support to effectively compete for these market opportunities.

Our sales and distribution structure makes forecasting revenues difficult and, if disrupted, could harm our operating results.

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers, with a corresponding variety of sales cycles. In addition, the majority of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. During fiscal 2016, revenues generated from sales through our indirect channel accounted for 77% of net revenues. This structure significantly complicates our ability to forecast future revenue, particularly within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area or the failure of our channel partners to promote our products could harm our operating results, as qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken, if they fail to comply with legal or regulatory requirements, or if we were to cease to do business with them for these or other reasons, our business, operating results and financial condition could be harmed.

Continuing uncertain economic and political conditions restrict our visibility and may harm our operating results, including our revenue growth and profitability.

The continuing global economic uncertainty and political and fiscal challenges in the United States (U.S.) and abroad have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage, and networking industries at large, as well as the information technology (IT) market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Consequently, we expect these concerns to challenge our business for the foreseeable future, and cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and fragmentation. We compete with many companies in the markets we serve, including established public companies, newly public companies with a strong flash focus, and new market entrants addressing the growing opportunity for hyperconverged systems. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services. Technology trends, such as the emergence of hosted (or cloud) storage, software as a service (SaaS) and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service providers, led by AWS, provide customers storage as an operating expense, rather than storage systems capital expenditure, for the customers’ data centers, which meets rapidly evolving business needs and has changed the competitive landscape.

Competitors may develop new technologies or products in advance of us or establish business models or technologies disruptive to us. By extending our flash and software-defined storage offerings, we are competing in new segments with both traditional competitors and new competitors, particularly smaller emerging storage vendors. The longer-term potential and competitiveness of these emerging vendors remains to be determined. In cloud and converged infrastructure, we also compete with large well-established competitors.

For additional information regarding our competitors, see the section entitled “Competition” contained in Item 1 – Business of Part I of this Form 10-K. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power. An increase in industry consolidation might result in stronger competitors that are better able to compete as full stack vendors for customers and achieve increased economies of scale in the supply chain. For example, in October 2015, Dell Inc. and EMC Corp. announced their agreement to merge. Also in October 2015, Hewlett-Packard Company split its business into two entities, one of which, HP Enterprise, continues to focus on the storage marketplace and compete with us. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers.

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

Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results as a whole. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in March 2014, May 2015 and March 2016 we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. We may in the future undertake initiatives that may include restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

Our clients and customers use our platforms for the transmission and storage of sensitive data. We do not monitor or review the information or content that our clients and their customers upload and store, and, therefore, we have no direct control over the substance of the information or content stored within our platforms. If our employees, or our clients, partners or their respective customers use our platforms for the transmission or storage of personally identifiable or other sensitive information and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. We have periodically reduced our workforce, including an 11% reduction announced in February 2016, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could be disruptive to our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results.

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

As of April 29, 2016, $4.8 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax charge. In any such case, our business, operating results or financial condition could be adversely impacted.

We are continually seeking ways to make our cost structure, business processes and systems more efficient, including by moving activities from higher-cost to lower-cost locations, outsourcing certain business processes and functions, and implementing new business information systems. Problems with the execution of these activities could have an adverse effect on our business, operating results and financial condition. In addition, we may not achieve the expected benefits of these initiatives.

We continuously seek to make our cost structure and business processes more efficient, including by moving our business activities from higher-cost to lower-cost locations, outsourcing certain business processes and functions, and implementing changes to our business information systems. These efforts involve a significant investment of financial and human resources and significant changes to our current operating processes. In addition, as we move operations into lower-cost jurisdictions and outsource certain business processes, we become subject to new regulatory regimes and lose control of certain aspects of our operations and, as a consequence, become more dependent upon the systems and business processes of third-parties. If we are unable to move our operations, outsource business processes and implement new business information systems in a manner that complies with local law and maintains adequate standards, controls and procedures, the quality of our products and services may suffer and we may be subject to increased litigation risk, either of which could have an adverse effect on our business, operating results and financial condition. Additionally, we may not achieve the expected benefits of these and other transformational initiatives, which could harm our business, operating results and financial condition.

Our acquisitions may not achieve expected benefits, and may increase our liabilities, disrupt our existing business and harm our operating results.

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, in February 2016, we acquired SolidFire, Inc., and in fiscal 2015 we acquired the SteelStore product line from Riverbed Technology, Inc. The benefits we expect to receive from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

Reduced U.S. government demand could materially harm our business and operating results. In addition, we could be harmed by claims that we have or a channel partner has failed to comply with regulatory and contractual requirements applicable to sales to the U.S. government.

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Events such as the U.S. federal government shutdown in October 2013 and continued uncertainty regarding the U.S. budget and debt levels, have increased demand uncertainty for our products, and in our fiscal 2014 and fiscal 2016 resulted in lower sales to these customers. In addition, like other customers, the U.S. government may evaluate competing products and delay purchasing in the face of the technology transitions taking place in the storage industry. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

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

We have Senior Notes outstanding as of April 29, 2016 in an aggregate principal amount of $1.5 billion that mature at specific dates in calendar 2017, 2021 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $300 million, under which we had no borrowings outstanding as of April 29, 2016. On February 2, 2016, we entered into an $870 million unsecured term loan, the proceeds of which were used to finance our acquisition of SolidFire, Inc., under which we had borrowings of $850 million principal amount outstanding as of April 29, 2016. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed.

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

We own approximately 1.1 million square feet of facilities at our Sunnyvale, California headquarters. The Sunnyvale site supports research and development, corporate general administration, sales and marketing, global services and operations.

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

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$37.07	$30.25	$38.21	$33.34
Second Quarter	$34.81	$28.75	$43.75	$37.44
Third Quarter	$34.73	$20.66	$43.67	$38.14
Fourth Quarter	$27.51	$20.89	$39.90	$34.94

Holders

As of June 10, 2016 there were 511 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.18 per outstanding common share in each quarter of fiscal 2016 for an aggregate of $210 million, and $0.165 per outstanding common share in each quarter of fiscal 2015 for an aggregate of $208 million.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index, the S&P Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index for the five years ended April 29, 2016. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among NetApp, Inc., the S&P 500 Index, the S&P Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index*

 *$100 invested on April 29, 2011 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and each of the indexes.

	April 2011	April 2012	April 2013	April 2014	April 2015	April 2016
NetApp, Inc.	$100.00	$74.90	$66.92	$68.20	$71.65	$48.11
S&P 500 Index	$100.00	$105.16	$121.27	$145.85	$169.15	$168.63
S&P 500 Information Technology Index	$100.00	$115.58	$113.30	$142.58	$177.97	$175.11
S&P 1500 Technology Hardware & Equipment Index	$100.00	$121.21	$102.04	$137.21	$179.24	$144.44

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 29, 2016:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 30, 2016 - February 26, 2016	4,531	$23.19	241,201	$1,656
February 27, 2016 - March 25, 2016	6,108	$25.72	247,309	$1,499
March 26, 2016 - April 29, 2016	—	$—	247,309	$1,499
Total	10,639	$24.64

In May 2003, our Board of Directors approved a stock repurchase program. As of April 29, 2016, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. During fiscal 2016, we repurchased and retired 33 million shares of our common stock for an aggregate purchase price of $960 million. Since inception of the program through April 29, 2016, we repurchased a total of 247 million shares of our common stock for an aggregate purchase price of $8.1 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

	Fiscal Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014	April 26, 2013	April 27, 2012
	(In millions, except per share amounts)
Net revenues	$5,546	$6,123	$6,325	$6,332	$6,233
Gross profit	$3,373	$3,833	$3,919	$3,761	$3,713
Net income	$229	$560	$638	$505	$605
Net income per share, basic	$0.78	$1.77	$1.87	$1.40	$1.66
Net income per share, diluted	$0.77	$1.75	$1.83	$1.37	$1.58
Shares used in basic computation	294	316	340	362	364
Shares used in diluted computation	297	321	348	368	384
Cash dividends declared per share	$0.72	$0.66	$0.60	$—	$—

	April 29, 2016	April 24, 2015	April 25, 2014	April 26, 2013	April 27, 2012
	(In millions)
Cash, cash equivalents and short-term investments	$5,303	$5,326	$5,003	$6,953	$5,399
Working capital	$2,786	$4,064	$3,776	$4,588	$3,307
Total assets	$10,037	$9,401	$9,214	$11,235	$9,527
Total debt	$2,339	$1,487	$990	$2,252	$1,202
Total deferred revenue and financed unearned services revenue	$3,385	$3,197	$3,100	$3,010	$2,816
Total stockholders' equity	$2,881	$3,414	$3,787	$4,718	$4,294

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Data management on the hybrid cloud today is essentially a series of isolated siloes. IT organizations need to harmonize the management of data across all cloud providers, as well as on premises. This is what we call the Data Fabric. Our Data Fabric strategy defines the NetApp technology architecture for hybrid cloud. We offer solutions that help customers seamlessly manage their data across their diverse IT resources, spanning flash, disk, and cloud. Customers have the flexibility to choose the right set of resources to meet the needs of their applications and the freedom to change them whenever they want. Customers are entirely in control of their data, regardless of the cloud that it sits on, regardless of the landscape in which it is deployed.

Our data management and storage offerings help improve business productivity, performance and profitability, while providing investment protection and enhanced asset utilization. We complement our enterprise-class storage solutions with services expertise that maximizes the business benefits our customers gain from deploying our products. In fiscal 2016, we focused on our Data Fabric strategy and the strategic solutions that form the foundation of how we enable customer success in the data-powered digital era.

Our unified scale-out fabric-attached storage (FAS) platform is designed to meet the demanding requirements of shared infrastructures and cloud environments. Our FAS storage platform uses the NetApp Data ONTAP storage operating system to deliver integrated data protection, comprehensive data management, and built-in efficiency software for virtualized, shared infrastructures, cloud computing, and mixed workload business applications. We offer hybrid and all-flash configurations of both FAS and E-Series platforms. Our E-Series high-performance storage area network platform is designed to meet demanding performance and capacity requirements of dedicated workloads, while retaining simplicity and an optimized price to performance ratio.

In February 2016, NetApp completed the acquisition of all-flash startup company SolidFire, Inc., which when combined with our existing all-flash offerings, allows us to offer the industry’s broadest portfolio of all-flash solutions. SolidFire systems target a new class of customer who is masterminding the next-generation data center and wants cloud-like capabilities from their on-premises storage for greater flexibility. These users place a priority on the ability to scale simply and seamlessly.

Our configured systems consist of (1) entry level product platform, which consists of our FAS2000 systems, (2) mid-range product platform, which consists of our legacy FAS3000 systems and our new FAS8020 and FAS8040 systems, and (3) high-end product platform, which consists of our legacy FAS6000 systems and our new FAS8060 and FAS8080 systems.

In addition to our products, we provide a variety of services including software maintenance, hardware maintenance and other services including professional services, global support solutions, and customer education and training to help customers most effectively manage their data.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics for each of the last three fiscal years (in millions, except per share amounts, percentages and days sales outstanding):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Net revenues	$5,546	$6,123	$6,325
Gross profit	$3,373	$3,833	$3,919
Gross profit margin percentage	61%	63%	62%
Income from operations	$348	$716	$734
Income from operations as a percentage of net revenues	6%	12%	12%
Net income	$229	$560	$638
Diluted net income per share	$0.77	$1.75	$1.83
Operating cash flows	$974	$1,268	$1,350

	April 29, 2016	April 24, 2015
Deferred revenue and financed unearned services revenue	$3,385	$3,197
Days sales outstanding (DSO)	54	46

•

Net revenues:  Our net revenues decreased 9% in fiscal 2016 compared to fiscal 2015. This was primarily due to a decrease of 18% in product revenues, which included the impact of foreign currency exchange rate changes, partially offset by a 4% increase in software and hardware maintenance and other services revenues.

•

Gross profit margin percentage:  Our gross profit margin as a percentage of net revenues decreased in fiscal 2016 compared to fiscal 2015 primarily due to a decline in Average Selling Prices (ASPs) largely due to higher discounting and product promotions.

•

Income from operations as a percentage of net revenues:  Our income from operations as a percentage of net revenues decreased in fiscal 2016 compared to fiscal 2015 primarily due to lower product gross margin and restructuring charges.

•

Net income and Diluted income per share:  The 59% and 56% decreases in net income and diluted net income per share, respectively, in fiscal 2016 compared to fiscal 2015 reflect the factors discussed above, as well as an increase in our effective tax rate of 12 percentage points. Partially offsetting these factors, diluted net income per share was favorably impacted by a 7% decrease in the annual weighted average number of dilutive shares, primarily due to share repurchases throughout the year.

•	Operating cash flows: Operating cash flows decreased $294 million in fiscal 2016, primarily due to lower net income.
•

Deferred revenue and financed unearned services revenue:  Total deferred revenue and financed unearned services revenue increased $188 million, or 6%, in fiscal 2016 compared to fiscal 2015 primarily due to higher software and hardware maintenance contract renewals.

•

DSO:  Days Sales Outstanding (DSO) were 54 in the fourth quarter of fiscal 2016 compared to 46 in the fourth quarter of fiscal 2015 reflecting a higher level of orders in the last month of the fourth quarter in fiscal 2016 than in fiscal 2015.

Acquisition of SolidFire

On February 2, 2016, we acquired all of the outstanding shares of privately-held SolidFire, Inc. (“SolidFire”), a maker of all-flash storage systems based in Colorado, for $850 million in cash. This acquisition extends our position in the all-flash array market by adding new flash offerings that will enhance our ability to deliver customers all-flash storage with a webscale architecture that simplifies data center operations and enables rapid deployments of new applications. In connection with this acquisition, we entered into an $870 million short-term loan that we expect to repay in full with our global earnings by the beginning of our third quarter of fiscal 2017.

Stock Repurchase Program and Dividend Activity

During fiscal 2016, we repurchased 33 million shares of our common stock at an average price of $28.80 per share, for an aggregate of $960 million. We also declared cash dividends of an aggregate of $0.72 per share in fiscal 2016, for which we paid an aggregate of $210 million.

Restructuring Events

In February 2016, we committed to a restructuring and reduction in workforce to streamline our business and reduce operating expenses. In connection with these actions, we reduced our worldwide headcount by approximately 11%, and incurred $80 million of employee severance charges in the fourth quarter of fiscal 2016. The reduction in workforce will be executed through the end of the second quarter of fiscal 2017.

In May 2015, we committed to a restructuring event and reduction in workforce of approximately 3% of our worldwide headcount, for which we recognized charges of $28 million, primarily in the first quarter of fiscal 2016. These activities were substantially completed in the second quarter of fiscal 2016.

Real Estate Transactions

On April 19, 2016, we sold certain buildings and land in Sunnyvale, California which had a net book value of $118 million at the time of sale, for $250 million in cash. Certain of the properties did not qualify as sales under accounting standards due to continuing involvement related to leaseback arrangements. The remaining properties, which had a net book value of $51 million and related sales proceeds of $102 million, were recognized as sales, resulting in a gain of $51 million.

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of a reporting unit may be less than its fair value. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2016, we performed a quantitative test at the reporting unit level and determined the fair value substantially exceeded the carrying amount of each reporting unit and, therefore, found no impairment of goodwill.

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

•

While we employ experts to determine the acquisition date fair value of acquired intangibles, the fair values of assets acquired and liabilities assumed are based on significant management assumptions and estimates, which are inherently uncertain and highly subjective and as a result, actual results may differ from estimates. If different assumptions were to be used, it could materially impact the purchase price allocation.

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

•

The estimated fair value of our debt securities, and the associated accounting for unrealized losses is based on an evaluation of current economic and market conditions, the credit rating of the security’s issuer, the length of time and extent the security’s fair value has been below its amortized cost and our ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery in value. If we determine that an investment has an other-than-temporary decline in fair value, we recognize the investment loss in earnings.

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

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Our fiscal year 2016 ended on April 29, 2016 and was a 53-week year. Our fiscal years 2015 and 2014 ended on April 24, 2015 and April 25, 2014, respectively, and were each 52-week years. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Revenues:
Product	54%	60%	62%
Software maintenance	17	15	14
Hardware maintenance and other services	29	26	23
Net revenues	100	100	100
Cost of revenues:
Cost of product	28	27	28
Cost of software maintenance	1	1	—
Cost of hardware maintenance and other services	10	10	9
Gross profit	61	63	62
Operating expenses:
Sales and marketing	32	31	30
Research and development	16	15	15
General and administrative	6	5	4
Restructuring and other charges	2	—	1
Acquisition-related expense	—	—	—
Gain on sale of properties	(1)	—	—
Total operating expenses	55	51	50
Income from operations	6	12	12
Other income (expense), net	—	—	—
Income before income taxes	6	12	12
Provision for income taxes	2	2	2
Net income	4%	9%	10%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview — Net revenues for fiscal 2016 were $5,546 million, a decrease of $577 million, or 9%, compared to fiscal 2015, reflecting lower product revenues, partially offset by an increase in software and hardware maintenance and other services revenues. Net revenues for fiscal 2015 were $6,123 million, down $202 million, or 3%, compared to fiscal 2014, reflecting a decrease in product and software maintenance revenues, partially offset by an increase in hardware maintenance and other services revenues.

Gross profit as a percentage of net revenues decreased 2 percentage points during fiscal 2016 compared to fiscal 2015, reflecting lower margins on product revenues. Gross profit margins on product revenues in fiscal 2016 decreased compared to fiscal 2015 primarily due to higher discounting and product promotions which resulted in the decline in ASPs that outpaced the decline in unit materials costs. Gross profit as a percentage of net revenues increased 1 percentage point during fiscal 2015 compared to fiscal 2014, reflecting higher gross margins on hardware maintenance contract and other services revenues. Gross profit margins on product revenues in fiscal 2015 were relatively flat compared to fiscal 2014 primarily due to lower ASPs for configured systems being offset by lower unit materials cost due to changes in product mix.

Sales and marketing, research and development, and general and administrative expenses for fiscal 2016 totaled $2,960 million, an increase of 3 percentage points as a percentage of net revenues compared to fiscal 2015, primarily due to a lower revenue denominator, partially offset by the benefits of our cost reduction initiatives. Sales and marketing, research and development, and general and administrative expenses for fiscal 2015 totaled $3,117 million, up 2 percentage points as a percentage of net revenues compared to fiscal 2014, primarily due to a slight decrease in costs on a lower revenue denominator.

Net Revenues (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Net revenues	$5,546	$6,123	(9)%	$6,325	(3)%

The decrease in net revenues for fiscal 2016 was primarily due to a decrease of $669 million in product revenues, partially offset by $92 million increase in total software maintenance and hardware maintenance and other services revenues. Product revenues comprised 54% of net revenues for fiscal 2016, compared to 60% of net revenues for fiscal 2015.

The decrease in net revenues for fiscal 2015 was primarily due to a reduction of $289 million in product revenues, partially offset by $103 million increase in hardware maintenance and other services revenues. Product revenues comprised 60% of net revenues for fiscal 2015, compared to 62% of net revenues for fiscal 2014.

Sales through our indirect channels represented 77%, 78% and 79% of net revenues in fiscal 2016, 2015 and 2014, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Fiscal Year
	2016	2015	2014
Arrow Electronics, Inc.	22%	23%	22%
Avnet, Inc.	19%	16%	16%

Product Revenues (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Product revenues	$2,986	$3,655	(18)%	$3,944	(7)%

Product revenues consist of sales of configured systems, which include bundled hardware and software products, and non-configured products, which consist primarily of add-on storage, OEM products and add-on hardware and software products.

Total configured system revenues of $1,885 million decreased by $328 million, or 15%, and systems unit volume decreased by 3% in fiscal 2016, compared to fiscal 2015. Revenues and unit volume decreased from FAS entry level and mid-range systems, partially offset by an increase in revenues and unit volume from FAS high-end systems and E-Series systems (which include our all flash EF systems). ASPs decreased across all FAS systems and E-Series systems platforms due primarily to a combination of higher discounting and product promotions introduced in fiscal 2016. ASPs were also impacted by unfavorable foreign exchange rates, which had an unfavorable impact of approximately 4%, and unfavorable customer and product mix. As a result, overall ASPs of configured systems were lower in fiscal 2016 compared to fiscal 2015.

Non-configured product revenues of $1,101 million decreased by $341 million, or 24%, during fiscal 2016 compared to fiscal 2015. This decrease was primarily due to a decrease of 32% and 36% in add-on storage and OEM revenues, respectively. The decrease in add-on storage reflects higher discounting and unfavorable product mix, as well as the unfavorable impact of foreign exchange rates. The decrease in OEM revenues reflects our move away from OEM products.

Total configured system revenues of $2,213 million decreased by $74 million, or 3%, in fiscal 2015, compared to fiscal 2014. Revenues decreased in FAS entry level, mid-range and high-end systems, partially offset by an increase in E-Series systems. Total configured systems unit volume increased 5% primarily due to a unit volume increase in FAS mid-range, high-end systems and E-Series systems platforms, partially offset by a decrease in unit volume in FAS entry level systems. These changes in unit volume reflect a shift in customer demand to our newer FAS mid-range and high-end systems and higher demand for our E-Series systems, and away from our older FAS entry level systems. ASPs decreased across all FAS systems and E-Series systems platforms due to a combination of newer lower priced products within their respective platforms and unfavorable foreign exchange rates, which had an aggregate negative impact of approximately 2% on configured systems revenues in fiscal 2015 compared to fiscal 2014. As a result, overall ASPs of configured systems were lower in fiscal 2015 compared to fiscal 2014.

Non-configured product revenues of $1,442 million decreased by $215 million, or 13%, during fiscal 2015 compared to fiscal 2014. This decrease was primarily due to a decrease of 32% in add-on storage revenues and a decrease of 20% in OEM revenues, partially offset by a 133% increase in add-on software. The decrease in add-on storage and increase in add-on software are largely due to the change in our pricing strategy that was effective in the fourth quarter of fiscal 2014, whereby we now charge for operating system software for storage capacity but have lowered prices on storage hardware. Non-configured systems revenues were negatively impacted by 1% as a result of unfavorable foreign exchange rates in fiscal 2015, compared to fiscal 2014.

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

Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Software maintenance revenues	$949	$899	6%	$915	(2)%

Software maintenance revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The fluctuations in software maintenance revenues reflect fluctuations in the aggregate contract value of the installed base under software maintenance contracts, which is recognized as revenue ratably over the terms of the underlying contracts. Our software maintenance revenues were favorably impacted by a change in our pricing strategy, effective in the fourth quarter of fiscal 2014, such that we now charge for software maintenance services on the storage capacity sold in our configured systems and add-on storage products. We expect this change to continue to result in favorable trends in our software maintenance revenues as a percentage of total revenues. Software maintenance revenues were also favorably impacted by the additional week of deferred revenue amortization in the first quarter of fiscal 2016.

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Hardware maintenance and other services revenues	$1,611	$1,569	3%	$1,466	7%

Hardware maintenance and other services revenues include hardware maintenance, professional services and educational and training services revenues.

Hardware maintenance contract revenues were $1,316 million, $1,253 million and $1,130 million in fiscal 2016, 2015 and 2014, respectively. These revenues increased 5% during fiscal 2016 compared to fiscal 2015 and increased 11% during fiscal 2015 compared to fiscal 2014. These increases are a result of increases in the installed base and aggregate contract values under hardware maintenance contracts, due largely to higher levels of shorter term contract renewals from our existing contract base, as well as in fiscal 2016 the favorable impact of an additional week of deferred revenue amortization in the first quarter. Professional services and educational and training services revenues aggregated to $295 million, $317 million and $336 million in fiscal 2016, 2015 and 2014, respectively.

Revenues by Geographic Area:

	Fiscal Year
	2016	2015	2014
United States, Canada and Latin America (Americas)	55%	56%	56%
Europe, Middle East and Africa (EMEA)	32%	30%	31%
Asia Pacific (APAC)	13%	13%	14%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. During fiscal 2016, we experienced declining revenues in all geographic areas, with the largest percentage decline in the Americas U.S. public sector market. During fiscal 2015, Americas revenues were favorably impacted by an increase in revenues from U.S. public sector markets, but unfavorably impacted by lower Americas commercial revenues. EMEA revenues were unfavorably impacted by foreign exchange rates in fiscal 2015 compared to fiscal 2014. During fiscal 2014, Americas revenues were unfavorably impacted by a decrease in sales to the U.S. public sector market.

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

Cost of Product Revenues (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Cost of product revenues	$1,558	$1,657	(6)%	$1,777	(7)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Fiscal 2016 to Fiscal 2015	Fiscal 2015 to Fiscal 2014
	Percentage Change Points	Percentage Change Points
Materials costs	(5)	(5)
Warranty	—	(2)
Other	(1)	—
Total change	(6)	(7)

Cost of product revenues represented 52%, 45% and 45% of product revenues for fiscal 2016, 2015 and 2014, respectively.

Materials cost represented 85%, 85% and 84% of product costs for fiscal 2016, 2015 and 2014, respectively.

Materials cost decreased $85 million in fiscal 2016 compared to fiscal 2015. Materials costs were impacted by a decrease of 3% unit volume for configured systems in fiscal 2016 compared to fiscal 2015. Partially offsetting this impact was an increase in overall materials unit cost for configured systems due to an increase in the average unit materials costs in entry level and high-end FAS configured systems platforms, partially offset by lower average unit materials costs in mid-range FAS systems, due to changes in product mix. The decrease in materials costs also reflects lower add-on storage and OEM product volume.

Materials cost decreased $82 million in fiscal 2015 compared to fiscal 2014. Materials costs were impacted by a 5% unit volume increase in configured systems in fiscal 2015 compared to fiscal 2014. Overall materials unit cost for configured systems decreased due to a decrease in the average unit materials costs in all of our configured systems platforms, except our FAS entry level systems, which increased slightly, due to changes in product mix. The decrease in materials costs also reflects lower OEM product volume and lower costs of add-on storage. Cost of product revenues were also favorably impacted by a $35 million decrease in hardware-related warranty expense due to a combination of a lower installed base subject to warranty and lower estimated warranty cost per unit.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Cost of software maintenance revenues	$37	$36	3%	$31	16%

Cost of software maintenance revenues were relatively flat in fiscal 2016 compared to fiscal 2015. Cost of software maintenance revenues increased in fiscal 2015 compared to fiscal 2014 primarily due to higher third-party royalties. Cost of software maintenance revenues represented 4%, 4% and 3% of software maintenance revenues for fiscal 2016, 2015 and 2014, respectively.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Cost of hardware maintenance and other services revenues	$578	$597	(3)%	$598	—%

Cost of hardware maintenance and other services revenues decreased in fiscal 2016 compared to fiscal 2015 due to the favorable impact of cost savings initiatives. Cost of hardware maintenance and other services revenues were relatively flat in fiscal 2015 compared to fiscal 2014. Costs represented 36%, 38% and 41% of hardware maintenance and other services revenues for fiscal 2016, 2015 and 2014, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs comprise the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased $57 million, or 3% during fiscal 2016 compared to fiscal 2015, primarily due to lower salaries and incentive compensation costs, reflecting a 5% decrease in average headcount, lower operating performance against goals and the favorable impact of foreign exchange rate fluctuations.

Total compensation costs included in operating expenses decreased $18 million, or 1% during fiscal 2015 compared to fiscal 2014, primarily due to a decrease in incentive compensation costs, reflecting lower operating performance against goals, and lower stock-based compensation expense.

Sales and Marketing (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Sales and marketing expenses	$1,792	$1,913	(6)%	$1,898	1%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and IT costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Fiscal 2016 to Fiscal 2015	Fiscal 2015 to Fiscal 2014
	Percentage Change Points	Percentage Change Points
Compensation costs	(2)	(1)
Facilities and IT support costs	(2)	—
Other	(2)	2
Total change	(6)	1

The decrease in sales and marketing expenses in fiscal 2016 reflects the approximately 4% favorable impact of fluctuations in foreign exchange rates. Additionally, the decrease in compensation costs during fiscal 2016 reflects lower average headcount from the prior year. Facilities and IT support costs decreased during fiscal 2016 primarily due to cost reduction initiatives.

The decrease in compensation costs during fiscal 2015 is primarily due to lower stock-based compensation and salaries expense, reflecting lower compensation cost per headcount that was partially offset by a 5% increase in headcount. In addition, foreign exchange rate changes resulted in a favorable impact of approximately 2% during fiscal 2015.

Research and Development (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Research and development expenses	$861	$920	(6)%	$918	—%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Fiscal 2016 to Fiscal 2015	Fiscal 2015 to Fiscal 2014
	Percentage Change Points	Percentage Change Points
Compensation costs	(3)	—
Facilities and IT support costs	(1)	—
Other	(2)	—
Total change	(6)	—

The decrease in compensation costs during fiscal 2016 was primarily due to lower salaries and incentive compensation costs, reflecting a 6% decrease in average headcount. Facilities and IT support costs decreased during fiscal 2016 primarily due to cost reduction initiatives.

Research and development expenses were relatively flat in fiscal 2015 compared to fiscal 2014.

General and Administrative (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
General and administrative expenses	$307	$284	8%	$281	1%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Fiscal 2016 to Fiscal 2015	Fiscal 2015 to Fiscal 2014
	Percentage Change Points	Percentage Change Points
Compensation costs	4	(1)
Professional and legal fees and outside services	7	1
Facilities and IT support costs	(3)	—
Other	—	1
Total change	8	1

The increase in compensation costs in fiscal 2016 was primarily due to higher stock-based compensation, salaries and benefit costs. The increase in professional and legal fees and outside services expense in fiscal 2016 was primarily due to higher spending levels on consulting fees and projects. Facilities and IT support costs decreased during fiscal 2016 primarily due to cost reduction initiatives.

The decrease in compensation costs during 2015 is primarily due to lower incentive compensation costs, stock-based compensation and benefits expenses, partially offset by higher salaries due to a 5% increase in headcount. The increase in professional and legal fees and outside services during 2015 reflects higher spending levels on contractors and professional services.

 Restructuring and Other Charges (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Restructuring and other charges	$108	—	NM	$88	(100)%

NM - Not Meaningful

In response to changes in market conditions and market demand for our products, in March 2016, May 2015, March 2014 and May 2013, we initiated business realignment plans designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities, resulting in aggregate reductions of our global workforce of approximately 14% and 11% in fiscal 2016 and 2014, respectively, for which we recognized aggregate charges of $108 million and $88 million, consisting primarily of employee severance costs. We have completed all activities under our restructuring plans with the exception of the March 2016 plan, which we expect to complete in the first half of fiscal 2017 with no significant additional costs. See Note 13 – Restructuring and Other Charges of the Notes to Consolidated Financial Statements for more details regarding our restructuring plans.

Acquisition-related Expense (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Acquisition-related expense	$8	$—	NM	$—	—%

NM - Not Meaningful

During fiscal 2016, we incurred $8 million of acquisition costs, primarily related to legal and consulting fees, employee severance costs, and asset impairments associated with our acquisition of SolidFire.

Gain on Sale of Properties (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Gain on sale of properties	$(51)	$—	NM	$—	—%

NM - Not Meaningful

In fiscal 2016, we sold certain properties, which had a net book value of $51 million and related sales proceeds of $102 million, resulting in a gain of $51 million.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Fiscal Year
	2016	2015	% Change	2014	% Change
Interest income	$46	$37	24%	$35	5%
Interest expense	(49)	(42)	17%	(36)	16%
Net gains (losses) recognized on investments	—	6	(100)%	7	(16)%
Net gains (losses) on foreign currency activities	—	(4)	(100)%	1	NM
Total	$(3)	$(3)	—%	$7	NM

NM - Not Meaningful

Interest income increased during fiscal 2016 compared to fiscal 2015, and fiscal 2015 compared to fiscal 2014, primarily due to a shift in our investment portfolio to higher-yielding investments.

Interest expense, including the amortization of debt discount and issuance costs, is primarily related to our Senior Notes. In addition, in fiscal 2014, we also incurred interest expense related to our Convertible Notes that matured in June 2013.

Provision for Income Taxes (in millions, except percentages):

	Fiscal Year
	2016	2015	% Change	2014	% Change
Provision for income taxes	$116	$153	(24)%	$103	48%

Our effective tax rate for fiscal 2016 was 33.6% compared to an effective tax rate of 21.5% for fiscal 2015, and an effective tax rate of 13.9% for fiscal 2014. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates for fiscal 2014 through fiscal 2016 were favorably impacted by the geographic mix of profits. Our effective tax rate for fiscal 2016 increased compared to the prior year primarily as a result of a $64 million income tax charge associated with the integration of SolidFire into our worldwide operations, as well as $20 million in charges related to the settlements of income tax audits, as further discussed below.

The effective tax rate of 33.6% in fiscal 2016 included a benefit of $81 million, or 23.5 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year included a charge of $64 million, or 18.6 percentage points, related to the integration of SolidFire intellectual property into our tax structure, charges of $20 million, or 5.8 percentage points, in connection with the settlement of income tax audits, a benefit of $14 million, or 4.1 percentage points, related to current and prior year research and development credits, a tax charge of $13 million, or 3.8 percentage points, attributable to non-deductible stock-based compensation and a benefit of $10 million, or 2.9 percentage points, related to the domestic production activities deduction.

The effective tax rate of 21.5% in fiscal 2015 included a benefit of $141 million, or 19.8 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year included a benefit of $14 million, or 1.9 percentage points, related to current and prior year research and development credits, a benefit of $5 million, or 0.7 percentage points, related to the domestic production activities deduction, and charges of $46 million, or 6.5 percentage points, in connection with income tax audits.

The effective tax rate of 13.9% in fiscal 2014 included a benefit of $163 million, or 22.0 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year included a benefit of $9 million, or 1.2 percentage points, related to current year research and development credits and a charge of $10 million, or 1.3 percentage points, attributable to non-deductible stock-based compensation and a benefit of $6 million, or 0.8 percentage points, related to the domestic production activities deduction.

In December 2015, the enactment of the Protecting Americans from Tax Hikes Act of 2015 permanently extended the federal research credit which had previously expired on December 31, 2014. As a result of the extension, during fiscal 2016, we recorded a benefit of $10 million related to the current year research credit and a benefit of $4 million related to a prior year credit that we retroactively claimed.

In December 2014, the Tax Increase Prevention Act of 2014 extended the federal research credit for amounts paid or incurred after December 31, 2013 and before January 1, 2015. As a result of the extension, in fiscal 2015 we recorded a benefit of $10 million related to the fiscal 2015 research credit and a benefit of $4 million related to a prior year credit that was retroactively claimed.

In June 2015, the Internal Revenue Service (IRS) signed a closing agreement with respect to transfer pricing arrangements and, in October 2015, completed the examination of our fiscal 2008 to 2010 income tax returns. During fiscal 2016, we recorded a tax charge of $23 million attributable to transfer pricing and other audit settlements and the related re-measurement of uncertain tax positions for tax years subject to future audits.

In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. During fiscal 2015, we recorded a tax charge of $47 million attributable to the audit settlement and related re-measurements of uncertain tax positions for tax years subject to future audits.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. Our open years in U.S. federal jurisdictions are fiscal 2012 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2001, in that we have tax attribute carryforwards from these years that could be subject to adjustments in the tax years of utilization.

On September 17, 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 from our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for withholding tax and filed an appeal with the Danish Tax Tribunal to that effect. On December 19, 2011, the Danish Tax Tribunal issued a ruling that our Danish subsidiary was not liable for Danish withholding tax. The Danish tax examination agency appealed to the Danish High Court in March 2012. In February 2016, the Danish High Court referred the case to the European Court of Justice.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We engage in continuous discussion and negotiation with taxing authorities regarding tax matters in multiple jurisdictions. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude, certain statutes of limitations will lapse, or both. Based on current information, we do not expect significant changes to our existing unrecognized tax benefits as of April 29, 2016.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	April 29, 2016	April 24, 2015
Cash and cash equivalents and short-term investments	$5,303	$5,326
Principal amount of debt	$2,350	$1,500
Debt as a % of stockholders' equity	82%	44%

The following is a summary of our cash flow activities:

	Fiscal Year
(In millions)	2016	2015
Net cash provided by operating activities	$974	$1,268
Net cash provided by (used in) investing activities	85	(903)
Net cash used in financing activities	(109)	(675)
Effect of exchange rate changes on cash and cash equivalents	(4)	(59)
Net increase (decrease) in cash and cash equivalents	$946	$(369)

Cash Flows

As of April 29, 2016, our cash, cash equivalents and short-term investments totaled $5.3 billion, reflecting a minimal decrease of $23 million from April 24, 2015. The decrease was primarily due to $960 million in cash paid for the repurchase of our common stock and $210 million in cash used for the payment of dividends, partially offset by $974 million of cash provided by operating activities, $102 million from the sale of properties and $148 million in proceeds from sale-leaseback transactions of certain of properties. Additionally, $870 million of cash was obtained through a short-term loan, which was primarily used to acquire SolidFire. Accounts receivable DSO was 54 days for the fourth quarter of fiscal 2016 compared to 46 days for the fourth quarter of fiscal 2015 reflecting seasonal shipment linearity. Working capital decreased by $1.3 billion to $2.8 billion as of April 29, 2016 primarily as a result of the short-term loan.

Cash Flows from Operating Activities

During fiscal 2016, we generated cash from operating activities of $974 million, reflecting net income of $229 million, adjusted by non-cash depreciation and amortization of $279 million, stock-based compensation of $260 million, partially offset by adjustments for a deferred income tax provision of $113 million and a gain on sale of properties of $51 million.

Changes in assets and liabilities during fiscal 2016 included the following:

•	Other operating assets decreased $109 million, primarily due to decreases in manufacturing-related activities.
•	Deferred revenue and financed unearned services revenue increased $186 million, primarily due to an increase in maintenance services contract renewals.

During fiscal 2015, we generated cash from operating activities of $1.3 billion. The primary sources of cash from operating activities during fiscal 2015 consisted of net income of $560 million, adjusted by non-cash depreciation and amortization of $307 million and stock-based compensation of $259 million.

Changes in assets and liabilities during fiscal 2015 included the following:

•	Accounts receivable decreased primarily due to lower invoicing levels.
•	Accrued expenses decreased primarily due to employee compensation payouts related to fiscal year 2014 incentive compensation plans and restructuring obligations.
•	Deferred revenue and financed unearned services revenue increased due to an increase in deferred software and hardware maintenance contract revenues.

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

Cash Flows from Investing Activities

During fiscal 2016, we generated $982 million from maturities and sales of investments, net of purchases, expended $842 million of cash on the SolidFire acquisition, net of cash acquired, paid $160 million for capital expenditures and received $102 million of proceeds from the sale of properties.

During fiscal 2015, we used $645 million for purchases of investments, net of maturities and sales, and paid $175 million for capital expenditures. In addition, we expended $85 million of cash on acquisitions.

Cash Flows from Financing Activities

During fiscal 2016, we borrowed $870 million under a short-term loan which was used primarily to fund the acquisition of SolidFire. We used $960 million for the repurchase of 33 million shares of our common stock, $210 million for the payment of dividends and received $148 million of proceeds under sale-leaseback transactions.

During fiscal 2015, we generated $495 million, net, from the issuance of long-term debt and used $1.2 billion for the repurchase of 30 million shares of our common stock and $208 million for the payment of dividends.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies, and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including potential future issuances of debt, equity or other securities, will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

Liquidity

Our principal sources of liquidity as of April 29, 2016 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	April 29, 2016	April 24, 2015
Cash and cash equivalents	$2,868	$1,922
Short-term investments	2,435	3,404
Total	$5,303	$5,326

As of April 29, 2016 and April 24, 2015, $4.8 billion and $4.7 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.5 billion and $0.6 billion, respectively, were available in the U.S. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings to fund cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carryforwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, and invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 29, 2016.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 29, 2016 (in millions):

2.00% Senior Notes Due 2017	$750
3.375% Senior Notes Due 2021	500
3.25% Senior Notes Due 2022	250
Total	$1,500

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 10 – Financing Arrangements of the Notes to Consolidated Financial Statements.

Short-Term Loan

In February 2016, in connection with our acquisition of SolidFire, we entered into a short-term loan that matures on November 2, 2016, that we expect to repay using funds generated by our global operations. As of April 29, 2016, $850 million of the loan principal remained outstanding. The loan is subject to the same covenants as our credit facility described below.

Credit Facility

Our credit facility, under which we may borrow up to $300 million, provides another potential source of liquidity. The credit facility is an unsecured five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested by that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $50 million and request two additional one-year extensions, subject to certain conditions. As of April 29, 2016, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

We also have an automatic shelf registration statement on file with the Securities and Exchange Commission. We may in the future offer an additional unspecified amount of debt, equity and other securities.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for fiscal 2017 to be between $150 million and $200 million.

Dividends and Stock Repurchase Program

On May 25, 2016, we declared a cash dividend of $0.19 per share of common stock, payable on July 27, 2016 to holders of record as of the close of business on July 18, 2016.

As of April 29, 2016, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 29, 2016, we repurchased a total of 247 million shares of our common stock at an average price of $32.85 per share, for an aggregate purchase price of $8.1 billion. As of April 29, 2016, the remaining authorized amount for stock repurchases under this program was $1.5 billion with no termination date, which we plan to complete by May 2018.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

March 2016 Restructuring Plan

In the fourth quarter of fiscal 2016, we initiated a restructuring plan to streamline our business and reduce operating expenses. We expect to incur approximately $45 million of additional cash expenditures in connection with this plan in the first two quarters of fiscal 2017.

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. The following table summarizes our contractual obligations at April 29, 2016 (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
Office space and equipment lease commitments	$60	$50	$39	$31	$23	$50	$253
Purchase commitments with contract manufacturers (1)	211	—	—	—	—	—	211
Construction related obligations	37	—	—	—	—	—	37
Other purchase obligations (2)	88	29	13	7	4	11	152
Total off-balance sheet commitments	396	79	52	38	27	61	653
Short-term loan (3)	850	—	—	—	—	—	850
Long-term debt obligations (4)	40	790	25	25	25	775	1,680
Long-term financing arrangements	6	3	—	—	—	—	9
Sale-leaseback financing obligations (5)	19	129	—	—	—	—	148
Uncertain tax positions (6)							152
Total contractual obligations	$1,311	$1,001	$77	$63	$52	$836	$3,492
Other Commercial Commitments:
Letters of credit	$10	$2	$—	$2	$—	$—	$14

(1)

Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. We record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts. As of April 29, 2016, such liability amounted to $7 million and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

(2)

Purchase obligations represent an estimate of all open purchase orders and contractual obligations associated with our ordinary course of business, in addition to inventory commitments with contract manufacturers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Represents principal payments on our short-term loan. Interest payments will vary depending on the timing of repayments of the principal and LIBOR rates.
(4)

Included in long-term debt are obligations related to our $1.5 billion principal amount of our Senior Notes, of which $750 million is due in December 2017, $500 million is due in June 2021 and $250 million is due in December 2022. Estimated interest payments for our long-term debt, assuming no early retirement of debt obligations, are $180 million for fiscal 2017 through fiscal 2023.

(5)	Sale-leaseback financing obligations are non-cash obligations as discussed below.
(6)

As of April 29, 2016, our liability for uncertain tax positions was $152 million, including interest, penalties and offsetting indirect benefits, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

Some of the amounts in the table above are based on management’s estimates and assumptions, including the commitment duration, the possibility of renewal or termination, anticipated actions by management and third parties and other factors. Because these estimates and assumptions are subjective, our actual future obligations may vary from those reflected in the table.

Sale-leaseback Transaction

In fiscal 2016 we entered into sale-leaseback arrangements of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, the assets, which had a net book value of $67 million at the date of the transactions, will remain on our consolidated balance sheets and proceeds received by us from these transactions of $148 million are reported as financing obligations. At the end of each respective leaseback period, or when our continuing involvement under the leaseback agreements ends, each transaction will be reported as a non-cash sale of land and buildings and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain on sale of properties. These financing obligations are reflected as non-cash obligations in the preceding commitments table.

Financial Guarantee Instruments

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 29, 2016, our financial guarantees of $14 million that were not recorded on our consolidated balance sheets consisted primarily of standby letters of credit and surety bonds.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $243 million and $197 million of receivables during fiscal 2016 and 2015, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of April 29, 2016 and April 24, 2015, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of April 29, 2016, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

Market Risk and Market Interest Risk

Investment and Interest Income — As of April 29, 2016, we had debt investments of $2.4 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, commercial paper, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 29, 2016 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $28 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of April 29, 2016, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 10 – Financing Arrangements of the Notes to Consolidated Financial Statements for more information.

Credit Facility and Short-term Loan — We are exposed to the impact of changes in interest rates in connection with our $300 million five-year revolving credit facility and our short-term loan. Borrowings under these arrangements accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under these arrangements. As of April 29, 2016, no amounts were outstanding under the credit facility and $850 million was outstanding under the short-term loan.

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

Item 8.	Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 29, 2016	April 24, 2015
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,868	$1,922
Short-term investments	2,435	3,404
Accounts receivable	813	779
Inventories	98	146
Other current assets	234	522
Total current assets	6,448	6,773
Property and equipment, net	937	1,030
Goodwill	1,676	1,027
Other intangible assets, net	180	90
Other non-current assets	796	481
Total assets	$10,037	$9,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$254	$284
Accrued expenses	765	701
Short-term loan	849	—
Short-term deferred revenue and financed unearned services revenue	1,794	1,724
Total current liabilities	3,662	2,709
Long-term debt	1,490	1,487
Other long-term liabilities	413	318
Long-term deferred revenue and financed unearned services revenue	1,591	1,473
Total liabilities	7,156	5,987

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.001 par value, 5 shares authorized; no shares issued or outstanding as of April 29, 2016 or April 24, 2015	—	—
Common stock and additional paid-in capital, $0.001 par value, (281 and 306 shares issued and outstanding as of April 29, 2016 and April 24, 2015, respectively)	2,912	3,385
Retained earnings	—	53
Accumulated other comprehensive loss	(31)	(24)
Total stockholders' equity	2,881	3,414
Total liabilities and stockholders' equity	$10,037	$9,401

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
	(In millions, except per share amounts)
Revenues:
Product	$2,986	$3,655	$3,944
Software maintenance	949	899	915
Hardware maintenance and other services	1,611	1,569	1,466
Net revenues	5,546	6,123	6,325
Cost of revenues:
Cost of product	1,558	1,657	1,777
Cost of software maintenance	37	36	31
Cost of hardware maintenance and other services	578	597	598
Total cost of revenues	2,173	2,290	2,406
Gross profit	3,373	3,833	3,919
Operating expenses:
Sales and marketing	1,792	1,913	1,898
Research and development	861	920	918
General and administrative	307	284	281
Restructuring and other charges	108	—	88
Acquisition-related expense	8	—	—
Gain on sale of properties	(51)	—	—
Total operating expenses	3,025	3,117	3,185
Income from operations	348	716	734
Other income (expense), net	(3)	(3)	7
Income before income taxes	345	713	741
Provision for income taxes	116	153	103
Net income	$229	$560	$638
Net income per share:
Basic	$0.78	$1.77	$1.87
Diluted	$0.77	$1.75	$1.83
Shares used in net income per share calculations:
Basic	294	316	340
Diluted	297	321	348

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

.	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
	(In millions)
Net income	$229	$560	$638
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(28)	3
Defined benefit obligations:
Defined benefit obligation adjustments	(7)	(12)	1
Reclassification adjustments related to defined benefit obligations	2	—	—
Income tax effect	2	4	—
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(4)	2	(2)
Reclassification adjustments for gains included in net income	(1)	—	(1)
Income tax effect	—	—	1
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(4)	15	(4)
Reclassification adjustments for (gains) losses included in net income	1	(14)	2
Other comprehensive loss	(7)	(33)	—
Comprehensive income	$222	$527	$638

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
	(In millions)
Cash flows from operating activities:
Net income	$229	$560	$638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279	307	334
Stock-based compensation	260	259	273
Deferred income taxes	(113)	(3)	(76)
Excess tax benefit from stock-based compensation	(5)	(55)	(52)
Gain on sale of properties	(51)	—	—
Other non-cash items, net	75	35	27
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(16)	75	(57)
Inventories	49	(24)	17
Other operating assets	109	13	75
Accounts payable	(53)	39	(12)
Accrued expenses	30	(67)	32
Deferred revenue and financed unearned services revenue	186	122	107
Other operating liabilities	(5)	7	44
Net cash provided by operating activities	974	1,268	1,350
Cash flows from investing activities:
Purchases of investments	(1,589)	(2,597)	(1,019)
Maturities, sales and collections of investments	2,571	1,952	1,993
Purchases of property and equipment	(160)	(175)	(221)
Proceeds from sale of properties	102	—	—
Acquisitions of businesses, net of cash acquired	(842)	(85)	—
Other investing activities, net	3	2	7
Net cash provided by (used in) investing activities	85	(903)	760
Cash flows from financing activities:
Issuance of common stock under employee stock award plans	70	157	201
Repurchase of common stock and forward contract	(960)	(1,165)	(1,881)
Excess tax benefit from stock-based compensation	5	55	52
Proceeds from sale-leaseback financing transactions	148	—	—
Proceeds from short-term loan	870	—	—
Issuance of long-term debt, net	—	495	—
Repayment of short-term loan	(20)	—	—
Repayment of long-term debt	—	—	(1,265)
Dividends paid	(210)	(208)	(202)
Other financing activities, net	(12)	(9)	(9)
Net cash used in financing activities	(109)	(675)	(3,104)
Effect of exchange rate changes on cash and cash equivalents	(4)	(59)	8
Net increase (decrease) in cash and cash equivalents	946	(369)	(986)
Cash and cash equivalents:
Beginning of period	1,922	2,291	3,277
End of period	$2,868	$1,922	$2,291

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock			Accumulated
						Other
					Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
	(In millions, except per share amounts)
Balances, April 26, 2013	461	$4,740	(104)	$(2,927)	$2,896	$9	$4,718
Net income	—	—	—	—	638	—	638
Other comprehensive income	—	—	—	—	—	—	—
Issuance of common stock under employee stock award plans, net of taxes	13	201	—	—	—	—	201
Conversion of convertible notes	5	—	—	—	—	—	—
Exercise of convertible note hedges	(4)	—	—	—	—	—	—
Exercise of warrants	1	—	—	—	—	—	—
Repurchase of common stock and forward contract	(47)	(813)	—	—	(1,068)	—	(1,881)
Retirement of treasury stock	(104)	(614)	104	2,927	(2,313)	—	—
Stock-based compensation	—	273	—	—	—	—	273
Income tax benefit from employee stock transactions	—	40	—	—	—	—	40
Cash dividends declared ($0.60 per common share)	—	(50)	—	—	(152)	—	(202)
Balances, April 25, 2014	325	3,777	—	—	1	9	3,787
Net income	—	—	—	—	560	—	560
Other comprehensive loss	—	—	—	—	—	(33)	(33)
Issuance of common stock under employee stock award plans, net of taxes	11	157	—	—	—	—	157
Repurchase of common stock	(30)	(813)	—	—	(352)	—	(1,165)
Stock-based compensation	—	259	—	—	—	—	259
Income tax benefit from employee stock transactions	—	57	—	—	—	—	57
Cash dividends declared ($0.66 per common share)	—	(52)	—	—	(156)	—	(208)
Balances, April 24, 2015	306	3,385	—	—	53	(24)	3,414
Net income	—	—	—	—	229	—	229
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Issuance of common stock under employee stock award plans, net of taxes	8	70	—	—	—	—	70
Repurchase of common stock	(33)	(763)	—	—	(197)	—	(960)
Stock-based compensation	—	260	—	—	—	—	260
Income tax benefit from employee stock transactions	—	59	—	—	—	—	59
Income tax adjustments on other equity transactions	—	26	—	—	—	—	26
Cash dividends declared ($0.72 per common share)	—	(125)	—	—	(85)	—	(210)
Balances, April 29, 2016	281	$2,912	—	$—	$—	$(31)	$2,881

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

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2016, ended on April 29, 2016, was a 53-week year. Our fiscal years 2015 and 2014, ended on April 24, 2015 and April 25, 2014, respectively, were each 52-week years. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months and periods of those fiscal years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Accounting Change — During fiscal 2016, we adopted an accounting standard that simplified the presentation of deferred taxes by requiring deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. We adopted this accounting standard prospectively. Accordingly, the prior period amounts in our consolidated balance sheets within this Annual Report on Form 10-K were not adjusted to conform to the new accounting standard. The adoption of this accounting standard was not material to our consolidated financial statements.

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

Goodwill and Purchased Intangible Assets — Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Purchased intangible assets with finite lives are amortized on a straight-line basis over their economic lives of three to six years for developed technology, two to eight years for customer contracts/relationships, two to three years for covenants not to compete and two to seven years for trademarks and trade names as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. In-process research and development is accounted for as an indefinite lived intangible asset and is assessed for potential impairment annually until development is complete or when events or circumstances indicate that their carrying amounts might be impaired. Upon completion of development, in-process research and development is accounted for as a finite-lived intangible asset.

The carrying value of goodwill is tested for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of our reporting units to its carrying amount, including goodwill. We have three reporting units, the fair values of which are determined based on an allocation of our entity level market capitalization, as determined through quoted market prices. A potential impairment exists if the fair value of a reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If that difference is less than the net book value of goodwill, an impairment exists and is recorded. We have not been required to perform this second step of the process because the fair values of each of our reporting units have substantially exceeded their respective carrying amounts in all periods presented.

Impairment of Long-Lived Assets — We review the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates that there is an impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) expected future cash flows utilizing a discount rate. Our estimates regarding future anticipated cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in charges to our consolidated statements of operations when such determinations are made.

Derivative Instruments — Our derivative instruments, which are carried at fair value in our consolidated balance sheets, consist of foreign currency exchange contracts as described below:

Balance Sheet Hedges — We utilize foreign currency exchange forward and option contracts to hedge against the short-term impact of foreign currency exchange rate fluctuations related to certain foreign currency denominated monetary assets and liabilities, primarily intercompany receivables and payables. These derivative instruments are not designated as hedging instruments and do not subject us to material balance sheet risk due to exchange rate movements because the gains and losses on these contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being hedged, and the net amount is included in earnings.

Cash Flow Hedges — We utilize foreign currency exchange forward contracts to hedge foreign currency exchange exposures related to forecasted sales transactions denominated in certain foreign currencies. These derivative instruments are designated and qualify as cash flow hedges and in general, closely match the underlying forecasted transactions in duration. The effective portion of the contracts’ gains and losses resulting from changes in fair value is recorded in AOCI until the forecasted transaction is recognized in the consolidated statements of operations. When the forecasted transactions occur, we reclassify the related gains or losses on the cash flow hedges into net revenues. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from AOCI and recognized immediately in earnings. We measure the effectiveness of hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated foreign currency exchange forward purchase contracts with the fair values of the forecasted transactions. Any ineffective portion of the derivative hedging gain or loss, as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness), are recognized in earnings.

Factors that could have an impact on the effectiveness of our hedging programs include the accuracy of forecasts and the volatility of foreign currency markets. These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. Currently, we do not enter into any foreign currency exchange forward contracts to hedge exposures related to firm commitments. Cash flows from our derivative programs are included under operating activities in the consolidated statements of cash flows.

Revenue Recognition — We recognize revenue when:

•Persuasive evidence of an arrangement exists. Customarily we have a purchase order and/or contract prior to recognizing revenue on an arrangement from our end users, customers, value-added resellers or distributors.

•Delivery has occurred. Our product is physically delivered to our customers. We typically do not allow for restocking rights with any of our value-added resellers or distributors. Products shipped with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. We do not recognize revenue if undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement.

•The fee is fixed or determinable. Arrangements with payment terms extending beyond our standard terms, conditions and practices are not considered to be fixed or determinable. Revenue from such arrangements is recognized at the earlier of customer payment or when the fees become due and payable. We typically do not allow for price-protection rights with any of our value-added resellers or distributors.

•Collection is reasonably assured. If there is considerable doubt surrounding the creditworthiness of a customer at the outset of an arrangement, the associated revenue is deferred and recognized upon cash receipt.

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

We record reductions to revenue for estimated sales returns at the time of shipment. Sales returns are estimated based on historical sales returns, current trends, and our expectations regarding future experience. We monitor and analyze the accuracy of sales returns estimates by reviewing actual returns and adjust them for future expectations. Additionally, distributors and retail partners participate in various marketing and other programs, and we record estimated accruals and allowances for these programs. We accrue for these programs based on contractual terms and historical experience. Sales and value added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of operations.

Product Warranties — Estimated future hardware and software warranty costs are recorded as a cost of product revenues at the time of product shipment, based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures that are outside our typical experience. Factors that affect our warranty liability include the number of installed units subject to warranty protection, product failure rates, and estimated materials, distribution and labor costs. We assess the adequacy of our warranty accrual each quarter and adjust the amount as considered necessary.

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

Stock-Based Compensation — We measure and recognize stock-based compensation for all stock-based awards, including employee stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and rights to purchase shares under our employee stock purchase plan (ESPP), based on their estimated fair value, and recognize the costs in our financial statements using the single option straight-line approach over the requisite service period for the entire award.

The fair value of employee time-based RSUs is equal to the market value of our common stock on the grant date of the award, less the present value of expected dividends during the vesting period, discounted at a risk-free interest rate. The fair value of PBRSUs is measured using a Monte Carlo simulation model on the date of grant.

The fair value of each award is estimated on the grant date and is not remeasured as a result of subsequent stock price fluctuations. Our expected term assumption is based primarily on historical exercise and post-vesting forfeiture experience. Our stock price volatility assumption is based on a combination of our historical and implied volatility. The risk-free interest rates are based upon United States Treasury bills with equivalent expected terms, and the expected dividends are based on our history and expected dividend payouts.

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

We recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations.

Tax attributes related to the exercise of employee stock options are not realized until they result in a reduction of taxes payable. We do not include unrealized stock option attributes as components of our gross deferred tax assets and corresponding valuation allowance disclosures.

Net Income per Share — Basic net income per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Potential dilutive common shares consist primarily of outstanding stock options, shares to be purchased under our employee stock purchase plan and unvested RSUs.

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

3. Recent Accounting Standards Not Yet Effective

In May 2014 the Financial Accounting Standards Board (FASB) issued an accounting standards update related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. This new standard, as amended, will be effective for us in our first quarter of fiscal 2019, although adoption in our first quarter of fiscal 2018 is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method and our planned adoption date.

In February 2016, the FASB issued an accounting standards update on financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This new standard will be effective for us in our first quarter of fiscal 2020, although early adoption is permitted. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as our planned adoption date.

In March 2016, the FASB issued an accounting standards update that impacts several aspects of the accounting for stock-based awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification of activity in the statement of cash flows. The standard also provides for the ability to make an entity-wide accounting policy election to either estimate forfeitures, consistent with current GAAP, or to account for forfeitures as they occur. This new standard will be effective for us in our first quarter of fiscal 2018, although early adoption is permitted with a requirement that all amendments be adopted in the same period. We are currently evaluating the impact of this new standard on our consolidated financial statements, our planned adoption date, and the method of adoption for each amendment.

4. Statements of Cash Flows Additional Information

Non-cash investing activities and supplemental cash flow information are as follows (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$18	$12	$18
Acquisition of software through long-term financing	$—	$12	$11
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$161	$97	$58
Interest paid	$43	$33	$35

5. Business Combinations

SolidFire Acquisition

On February 2, 2016, we acquired all of the outstanding shares of privately-held SolidFire, Inc. (SolidFire), a maker of all-flash storage systems based in Colorado, for $850 million in cash. This acquisition extends our position in the all-flash array market by adding new flash offerings that will enhance our ability to deliver customers all-flash storage with a webscale architecture that simplifies data center operations and enables rapid deployments of new applications.

The acquired assets and assumed liabilities were recorded at their estimated fair values. We determined the estimated fair values with the assistance of valuations and appraisals performed by third party specialists and estimates made by management. We expect to realize revenue synergies, leverage and expand the existing SolidFire sales channels and product development resources, and utilize the existing workforce. We also anticipate opportunities for growth through the ability to leverage additional future products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of SolidFire’s identifiable net assets acquired, and as a result, we have recorded goodwill in connection with this acquisition. The U.S. goodwill is not deductible for income tax purposes.

The preliminary fair values of assets acquired and liabilities assumed on the closing date are summarized as follows (in millions):

Cash	$8
Intangible assets	168
Goodwill	649
Other assets	56
Total assets acquired	881
Liabilities assumed	(31)
Total purchase price	$850

The components of intangible assets acquired were as follows (in millions, except useful life):

		Estimated useful life (years)
Developed technology	$99	5
Customer contracts/relationships	41	3
Trade name	9	2
Total intangible assets subject to amortization	149
In-process research and development	19	N/A
Total intangible assets	$168

N/A - Not applicable

In-process research and development was valued with input from valuation specialists using the multi-period excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expected to result from the associated project, net of returns on contributory assets. The in-process development project acquired related to a major new generation of the SolidFire technology platform.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of SolidFire as if it had been consummated on April 26, 2014. The unaudited pro forma condensed combined financial information is presented for informational purposes only, and is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition occurred on April 26, 2014 and should not be taken as representative of future consolidated results of operations of the combined company (in millions).

	Year Ended
	April 29, 2016	April 24, 2015
Net income	$219	$377

Adjustments have been reflected in the unaudited pro forma condensed combined information to include the amortization of identifiable intangible assets, purchase accounting adjustments to deferred revenue, interest expense related to the associated financing arrangement, costs directly attributable to the acquisition and impacts to our provision for income taxes as a result of the acquisition. Pro forma net revenues were not materially different than those presented in the consolidated statements of operations.

Fiscal 2015 Acquisitions

On October 27, 2014, we completed the acquisition of certain assets related to Riverbed Technology, Inc.’s SteelStore product line for $79 million in cash. The SteelStore product line supports leading backup applications and cloud providers so that customers have a choice in how they extend their existing data protection infrastructure into the cloud.

In addition, on the same date, we acquired certain intangible assets from a privately-held software developer for $6 million in cash.

Following are the fair values of net assets acquired as of the closing date (in millions):

Net tangible assets	$14
Finite-lived intangible assets	32
Goodwill	39
Total purchase price	$85

The results of operations related to these acquisitions have been included in our consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisitions were not material to our results of operations.

6. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 25, 2014	$988
Goodwill acquired	39
Balance as of April 24, 2015	1,027
Goodwill acquired	649
Balance as of April 29, 2016	$1,676

Purchased intangible assets are summarized below (in millions):

	April 29, 2016			April 24, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$403	$(289)	$114	$313	$(225)	$88
Customer contracts/relationships	46	(7)	39	5	(3)	2
Other purchased intangibles	10	(2)	8	3	(3)	—
Total intangible assets subject to amortization	459	(298)	161	321	(231)	90
In-process research and development	19	—	19	—	—	—
Total purchased intangible assets	$478	$(298)	$180	$321	$(231)	$90

During fiscal 2016, we recorded a charge of $11 million to fully impair developed technology related to our fiscal 2013 acquisition of CacheIQ as a result of our discontinued use of such technology. The impairment charge is included in accumulated amortization in the table above.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statement of
	April 29, 2016	April 24, 2015	April 25, 2014	Operations Classifications
Developed technology	$61	$63	$57	Cost of revenues
Customer contracts/relationships	5	1	1	Operating expenses
Other purchased intangibles	1	—	1	Operating expenses
Total	$67	$64	$59

As of April 29, 2016, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2017	$64
2018	43
2019	35
2020	23
2021	15
Total	$180

7. Balance Sheet Details

Cash and cash equivalents (in millions):

	April 29, 2016	April 24, 2015
Cash	$2,714	$1,666
Cash equivalents	154	256
Cash and cash equivalents	$2,868	$1,922

Inventories (in millions):

	April 29, 2016	April 24, 2015
Purchased components	$10	$36
Finished goods	88	110
Inventories	$98	$146

Other current assets (in millions):

	April 29, 2016	April 24, 2015
Prepaid expenses and other current assets	$234	$268
Deferred tax assets	—	254
Other current assets	$234	$522

Property and equipment, net (in millions):

	April 29, 2016	April 24, 2015
Land	$215	$265
Buildings and improvements	605	607
Leasehold improvements	106	107
Computer, production, engineering and other equipment	751	754
Computer software	352	372
Furniture and fixtures	88	85
Construction-in-progress	74	33
	2,191	2,223
Accumulated depreciation and amortization	(1,254)	(1,193)
Property and equipment, net	$937	$1,030

On April 19, 2016, we sold certain buildings and land in Sunnyvale, California which had a net book value of $118 million at the time of sale, for $250 million in cash. As described in Note 10 – Financing Arrangements, certain of the properties did not qualify as sales under accounting standards due to continuing involvement related to leaseback arrangements. The remaining properties, which had a net book value of $51 million and related sales proceeds of $102 million, were recognized as sales, resulting in a gain of $51 million in fiscal 2016.

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Depreciation and amortization expense	$212	$243	$275

Other non-current assets (in millions):

	April 29, 2016	April 24, 2015
Deferred tax assets	$621	$256
Other assets	175	225
Other non-current assets	$796	$481

Accrued expenses (in millions):

	April 29, 2016	April 24, 2015
Accrued compensation and benefits	$371	$359
Product warranty liability	48	58
Other current liabilities	346	284
Accrued expenses	$765	$701

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our consolidated balance sheets (in millions):

	Year Ended
	April 29, 2016	April 24, 2015
Balance at beginning of period	$86	$110
Expense accrued during the period	35	35
Warranty costs incurred	(51)	(59)
Balance at end of period	$70	$86

	April 29, 2016	April 24, 2015
Accrued expenses	$48	$58
Other long-term liabilities	22	28
Total warranty liabilities	$70	$86

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Deferred revenue and financed unearned services revenue (in millions):

	April 29, 2016	April 24, 2015
Deferred product revenue	$68	$17
Deferred services revenue	3,100	3,075
Financed unearned services revenue	217	105
Total	$3,385	$3,197

Reported as:
Short-term	$1,794	$1,724
Long-term	1,591	1,473
Total	$3,385	$3,197

Deferred product revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria. Deferred services revenue represents customer payments made in advance for services, which include software and hardware maintenance contracts and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 18 for additional information related to these arrangements.

8. Other income (expense), net

Other income (expense), net consists of the following (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Interest income	$46	$37	$35
Interest expense	(49)	(42)	(36)
Other income, net	—	2	8
Total other income (expense), net	$(3)	$(3)	$7

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

Investments

The following is a summary of our investments (in millions):

	April 29, 2016				April 24, 2015
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,370	$5	$(1)	$1,374	$2,249	$9	$—	$2,258
U.S. Treasury and government debt securities	878	2	—	880	1,056	2	—	1,058
Foreign government debt securities	35	—	—	35	38	—	—	38
Commercial paper	202	—	—	202	20	—	—	20
Certificates of deposit	98	—	—	98	286	—	—	286
Mutual funds	30	—	—	30	32	—	—	32
Total debt and equity securities	$2,613	$7	$(1)	$2,619	$3,681	$11	$—	$3,692

As of April 29, 2016 and April 24, 2015, gross unrealized losses related to individual securities were not significant.

The following table presents the contractual maturities of our debt investments as of April 29, 2016 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$901	$902
Due after one year through five years	1,682	1,687
	$2,583	$2,589

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 29, 2016
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,714	$2,714	$—
Corporate bonds	1,374	—	1,374
U.S. Treasury and government debt securities	880	276	604
Foreign government debt securities	35	—	35
Commercial paper	202	—	202
Certificates of deposit	98	—	98
Total cash, cash equivalents and short-term investments	$5,303	$2,990	$2,313
Other items:
Mutual funds (1)	$5	$5	$—
Mutual funds (2)	$25	$25	$—
Foreign currency exchange contracts assets (1)	$3	$—	$3
Foreign currency exchange contracts liabilities (3)	$(8)	$—	$(8)

	April 24, 2015
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$1,666	$1,666	$—
Corporate bonds	2,258	—	2,258
U.S. Treasury and government debt securities	1,058	145	913
Foreign government debt securities	38	—	38
Commercial paper	20	—	20
Certificates of deposit	286	—	286
Total cash, cash equivalents and short-term investments	$5,326	$1,811	$3,515
Other items:
Mutual funds (1)	$3	$3	$—
Mutual funds (2)	$29	$29	$—
Foreign currency exchange contracts assets (1)	$3	$—	$3

(1)	Reported as other current assets in the consolidated balance sheets
(2)	Reported as other non-current assets in the consolidated balance sheets
(3)	Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of April 29, 2016 and April 24, 2015, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Long-Term Debt

As of April 29, 2016 and April 24, 2015, the fair value of our long-term debt was approximately $1,519 million and $1,524 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. All of our debt obligations are categorized as Level 2 instruments.

10. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt (in millions, except interest rates):

	April 29, 2016		April 24, 2015
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due 2017	$750	2.25%	$750	2.25%
3.375% Senior Notes Due 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due 2022	250	3.43%	250	3.43%
Total principal amount	1,500		1,500
Less:
Unamortized discount	(4)		(5)
Unamortized issuance costs	(6)		(8)
Total long-term debt	$1,490		$1,487

Senior Notes

In June 2014, we issued $500 million aggregate par value of 3.375% Senior Notes due June 15, 2021, and received proceeds of approximately $495 million, net of discount and issuance costs. Our 2.00% Senior Notes and 3.25% Senior Notes, with a par value of $750 million and $250 million, respectively, were issued in December 2012. We collectively refer to such long-term debt as our Senior Notes. Interest on our Senior Notes is paid semi-annually on June 15 and December 15. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 29, 2016, we were in compliance with all covenants associated with the Senior Notes.

As of April 29, 2016, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2018	$750
Thereafter	750
Total	$1,500

1.75% Convertible Senior Notes due 2013 settled in June 2013

On June 10, 2008, we issued $1,265 million aggregate principal amount of 1.75% Convertible Senior Notes (the Convertible Notes) that matured in June 2013. Upon maturity, the Convertible Notes were converted into shares of common stock at a conversion rate of 31.40 shares of common stock per $1,000 principal amount of the Convertible Notes (which represented the effective conversion price of $31.85 per share). Upon conversion in June 2013, the holders received cash for the principal amount of the Convertible Notes and an aggregate of 5 million shares of common stock for the $179 million excess of the conversion value over the principal amount.

We separately accounted for the liability and equity components of the Convertible Notes. The initial debt component of the Convertible Notes was valued at $1,017 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 6.31%, with the equity component representing the residual amount of the proceeds of $248 million which was recorded as a debt discount. Issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components. As a result, $5 million of the issuance costs was allocated to the equity component of the Convertible Notes, and $21 million of the issuance costs remained classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component were amortized as additional interest expense over the term of the Convertible Notes using the effective interest method.

The interest expense recognized on the Convertible Notes consisted of the following (in millions):

Year Ended
April 25, 2014
Contractual coupon interest expense	$2
Amortization of debt discount	7
Amortization of debt issuance costs	1
Total interest expense related to Convertible Notes	$10

Concurrent with the issuance of the Convertible Notes, we entered into arrangements to buy up to approximately 32 million shares of our common stock, at a price of $31.85 per share. During fiscal 2014, concurrent with the repayment and conversion of the Convertible Notes, we exercised the Convertible Note hedges which were net settled for an aggregate of 4 million shares from the counterparties. We also entered into separate transactions in which we sold warrants to acquire 40 million shares of our common stock at an exercise price of $41.28 per share. During fiscal 2014, 32 million warrants were exercised at a weighted-average price of $43.09 and were net settled with 1 million shares of our common stock, equal to the difference between the market price on the date of exercise and the exercise price of the warrants on their respective exercise dates, and the remaining warrants expired unexercised.

Credit Facility

In December 2012, as amended in February 2016, we entered into a credit agreement with a syndicated group of lenders that is scheduled to expire on December 21, 2017 and provides for an unsecured $300 million revolving credit facility that is comprised of revolving loans, Eurocurrency loans and/or swingline loans. The credit facility includes a $100 million foreign currency sub-facility, a $50 million letter of credit sub-facility and a $10 million swingline sub-facility available on same-day notice. Available borrowings under the credit facility are reduced by the amount of any outstanding borrowings on the sub-facilities. We may also, subject to certain requirements, request an increase in the facility up to an additional $50 million and request two additional one-year extensions, subject to certain conditions. The proceeds from the facility may be used by us for general corporate purposes.

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of April 29, 2016, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Short-Term Loan

In connection with the SolidFire acquisition, we entered into a short-term loan of $870 million that matures on November 2, 2016, of which we repaid $20 million in fiscal 2016. We may repay the loan before its maturity without penalty; however, we may not reborrow any borrowings that were repaid under the term loan agreement. As specified in the term loan agreement, interest on the outstanding borrowings accrues at an adjusted LIBOR plus a spread (based on our public debt ratings) or, at our option, a base rate. The interest rate on the loan as of April 29, 2016 was 1.57%. We may, from time to time, elect to convert the outstanding loan from one rate to another. We expect to repay the loan in full on or before the maturity date using funds generated from our global operations. The loan is subject to the same covenants as our credit facility.

Sale-leaseback Transactions

As discussed in Note 7 – Balance Sheet Details, in fiscal 2016 we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, the assets, which had a net book value of $67 million at the date of the transactions, will remain on our consolidated balance sheets and proceeds received by us from these transactions of $148 million are reported as financing obligations. At the end of each respective leaseback period, or when our continuing involvement under the leaseback agreements ends, each transaction will be reported as a non-cash sale of land and buildings and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain on sale of properties.

11. Stockholders’ Equity

Equity Incentive Programs

The 1999 Plan — As most recently amended on September 11, 2015, the 1999 Stock Option Plan (the Plan) comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in fair market value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of common stock directly; (iv) the Performance Share and Performance Unit Program under which eligible persons may be granted performance shares or performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved and (v) the Automatic Award Program under which nonemployee board members automatically receive equity grants at designated intervals over their period of board service. The Plan expires in August 2019.

Under the Plan, the Board of Directors may grant to employees, nonemployee directors, consultants and independent advisors options to purchase shares of our common stock during their period of service. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. Options granted under the Plan generally vest over a four-year period. Options granted generally have a term of seven years after the grant date, subject to earlier termination upon the occurrence of certain events. The Plan prohibits the repricing of any outstanding stock option or stock appreciation right after it has been granted or to cancel any outstanding stock option or stock appreciation right and immediately replace it with a new stock option or stock appreciation right with a lower exercise price unless approved by stockholders. RSUs granted under the Plan include time-based RSUs that generally vest over a four-year period with 25% vesting on each anniversary of the grant date. The Compensation Committee of the Board of Directors (the Compensation Committee) has the discretion to use different vesting schedules. In addition, performance-based RSUs may be granted under the Plan and are subject to performance criteria and vesting terms specified by the Compensation Committee.

Under the Plan, the number of shares reserved for issuance is reduced by two shares for every share subject to a full value award, which are specified to be grants that are in the form of performance shares and/or performance unit awards, stock, restricted stock or restricted stock units. The Plan (i) limits the number of shares that may be granted pursuant to awards under the Stock Issuance Program to a participant in any calendar year to 1 million, (ii) limits the initial value of performance units a participant may receive to not more than $5 million and (iii) limits the number of performance shares a participant may receive in a calendar year to 1 million.

During fiscal 2016, the shares reserved for issuance under the Plan were increased by approximately 16 million shares. As of April 29, 2016, 23 million shares were available for grant under the Plan.

Stock Options

The following table summarizes activity related to our stock options (in millions, except for exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 26, 2013	19	$31.27
Granted	3	$38.26
Exercised	(6)	$25.83
Forfeited and expired	(1)	$42.47
Outstanding as of April 25, 2014	15	$34.10
Granted	2	$36.64
Exercised	(5)	$25.25
Forfeited and expired	—	$42.42
Outstanding as of April 24, 2015	12	$37.74
Assumed in acquisition	2	$5.20
Exercised	(2)	$19.64
Forfeited and expired	(3)	$38.27
Outstanding as of April 29, 2016	9	$34.01	3.52	$29
Vested and expected to vest as of April 29, 2016	9	$34.52	3.40	$26
Exercisable as of April 29, 2016	6	$39.98	2.22	$3

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Intrinsic value of exercises	$16	$70	$91
Proceeds received from exercises	$27	$117	$164
Fair value of options vested	$15	$33	$45

Restricted Stock Units

In fiscal 2016, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends the last day of fiscal 2017 or 2018, respectively. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of the PBRSUs were fixed at grant date and the related aggregate compensation cost of $20 million is being recognized, adjusted for forfeitures, over the shorter of the remaining applicable performance or service periods. As of April 29, 2016, there were approximately 500 thousand PBRSUs outstanding.

In fiscal 2016, 5 million time-based RSUs granted will vest at 50% annually over two years. All other time-based RSUs will vest over four years.

The following table summarizes activity related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at April 26, 2013	13	$38.36
Granted	6	$38.61
Vested	(4)	$38.48
Forfeited	(2)	$39.08
Outstanding as of April 25, 2014	13	$38.35
Granted	7	$35.80
Vested	(5)	$40.14
Forfeited	(2)	$37.48
Outstanding as of April 24, 2015	13	$36.58
Granted	7	$29.26
Vested	(5)	$37.72
Forfeited	(2)	$34.85
Outstanding as of April 29, 2016	13	$32.46

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of statutory employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Shares withheld for taxes	2	2	1
Fair value of shares withheld	$50	$57	$58

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 11, 2015, the ESPP was amended to increase the shares reserved for issuance by 5 million shares of common stock. As of April 29, 2016, 11 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Shares issued under the ESPP	3	3	4
Proceeds from issuance of shares	$93	$97	$95

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Cost of product revenues	$5	$6	$5
Cost of hardware maintenance and other services revenues	19	16	17
Sales and marketing	110	116	125
Research and development	84	84	88
General and administrative	42	37	38
Total stock-based compensation expense	$260	$259	$273

As of April 29, 2016, total unrecognized compensation expense related to our equity awards was $310 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 1.8 years.

Total income tax benefit associated with employee stock transactions and recognized in stockholders’ equity were as follows (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Income tax benefit associated with employee stock transactions	$59	$57	$40

Valuation Assumptions

The valuation of stock options, RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Stock options:
Expected term in years	N/A	4.8	4.8
Risk-free interest rate	N/A	1.6%	1.1%
Expected volatility	N/A	29%	34%
Expected dividend yield	N/A	1.8%	1.6%
Weighted-average fair value per share granted	N/A	$8.24	$9.85

RSUs:
Risk-free interest rate	0.6%	0.6%	0.5%
Expected dividend yield	2.3%	1.8%	1.6%
Weighted-average fair value per share granted	$29.26	$35.80	$38.61

ESPP:
Expected term in years	1.2	1.3	1.2
Risk-free interest rate	0.5%	0.2%	0.2%
Expected volatility	27%	27%	31%
Expected dividend yield	2.3%	1.8%	1.6%
Weighted-average fair value per right granted	$8.18	$9.81	$10.83

N/A - Not applicable. No options were granted in fiscal 2016.

In connection with our acquisition of SolidFire, we assumed all of the then outstanding unvested options to purchase SolidFire common stock and converted those into unvested options to purchase 2 million shares of our common stock. The weighted average assumptions used to value these options, as of the acquisition date, were an expected term of 4.3 years, risk-free interest rate of 1.1%, expected volatility of 31% and expected dividend yield of 3.3%. The weighted average fair value per share of these options was $14.32.

Stock Repurchase Program

As of April 29, 2016, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program (in millions, except per share amounts):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Number of shares repurchased	33	30	47
Average price per share	$28.80	$39.30	$39.78
Aggregate purchase price	$960	$1,165	$1,881
Remaining authorization at end of period	$1,499	$2,460	$1,125

The aggregate purchase price of our stock repurchases for fiscal 2016 consisted of $960 million of open market purchases, of which, $763 million and $197 million was allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through April 29, 2016, we repurchased a total of 247 million shares of our common stock at an average price of $32.85 per share, for an aggregate purchase price of $8.1 billion.

Accelerated Share Repurchase Agreement

In fiscal 2014, we entered into a collared Accelerated Share Repurchase (ASR) with a third party under which we prepaid $750 million to purchase shares of our common stock. The aggregate number of shares ultimately purchased was determined based on the volume weighted-average share price of our common stock over a specified period of time. This contract settled in fiscal 2014, resulting in the repurchase of 19 million shares, at an average price per share of $39.13. The value of the ASR forward contract was determined to be $14 million, which was recorded as additional paid-in capital.

Preferred Stock

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our fiscal 2016, 2015 and 2014 activities related to dividends on our common stock (in millions, except per share amounts).

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Dividends per share declared	$0.72	$0.66	$0.60
Dividend payments allocated to additional paid-in capital	$125	$52	$50
Dividend payments allocated to retained earnings	$85	$156	$152

On May 25, 2016, we declared a cash dividend of $0.19 per share of common stock, payable on July 27, 2016 to holders of record as of the close of business on July 18, 2016. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 25, 2014	$5	$(5)	$9	$—	$9
OCI before reclassifications, net of tax	(28)	(8)	2	15	(19)
Amounts reclassified from AOCI, net of tax	—	—	—	(14)	(14)
Total OCI	(28)	(8)	2	1	(33)
Balance as of April 24, 2015	(23)	(13)	11	1	(24)
OCI before reclassifications, net of tax	4	(5)	(4)	(4)	(9)
Amounts reclassified from AOCI, net of tax	—	2	(1)	1	2
Total OCI	4	(3)	(5)	(3)	(7)
Balance as of April 29, 2016	$(19)	$(16)	$6	$(2)	$(31)

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
	Amounts Reclassified from AOCI			Statements of Operations Location
Recognized losses on defined benefit obligations	$2	$—	$—	Operating expenses
Realized gains on available-for-sale securities	(1)	—	(1)	Other income (expense), net
Realized (gains) losses on cash flow hedges	1	(14)	2	Net revenues
Total reclassifications	$2	$(14)	$1

12. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 29, 2016 or April 24, 2015. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

Over the next 12 months, we expect an immaterial amount of derivative net gains or losses recorded in AOCI as of April 29, 2016 will be reclassified into net revenues. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 29, 2016	April 24, 2015
Cash Flow Hedges
Forward contracts purchased	$99	$94
Balance Sheet Contracts
Forward contracts sold	$160	$160
Forward contracts purchased	$396	$231

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our consolidated statements of operations is presented in the consolidated statements of comprehensive income (loss) and Note 11 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our consolidated statements of operations was as follows (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$(4)	$14	$1

13. Restructuring and Other Charges

Beginning in the first quarter of fiscal 2014, management approved several restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities. These actions included the May 2013 Plan, the March 2014 Plan, the May 2015 Plan and the March 2016 Plan, under which we reduced our global workforce by approximately 7%, 4%, 3%, and 11%, respectively. We have completed all of these activities, with the exception of the March 2016 Plan, which we expect to complete by the second quarter of fiscal 2017 with no significant additional charges. Restructuring and other charges related to these plans consisted primarily of employee severance-related costs.

Activities related to these plans are summarized as follows (in millions):

	March 2016 Plan	May 2015 Plan	March 2014 Plan	May 2013 Plan	Total
Balance as of April 26, 2013	$—	$—	$—	$—	$—
Net charges	—	—	39	49	88
Cash payments	—	—	(12)	(49)	(61)
Balance as of April 25, 2014	—	—	27	—	27
Net charges	—	—	—	—	—
Cash payments	—	—	(27)	—	(27)
Balance as of April 24, 2015	—	—	—	—	—
Net charges	80	28	—	—	108
Cash payments	(35)	(28)	—	—	(63)
Balance as of April 29, 2016	$45	$—	$—	$—	$45

Liabilities for our restructuring activities are included in accrued expenses in our consolidated balance sheets.

14. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Domestic	$88	$253	$121
Foreign	257	460	620
Total	$345	$713	$741

Domestic income before taxes is lower than foreign income before taxes due to significant domestic expenses related to the amortization of intangibles, stock-based compensation and restructuring expenses.

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Current:
Federal	$180	$104	$124
State	14	12	14
Foreign	35	40	41
Total current	229	156	179
Deferred:
Federal	(91)	8	(65)
State	(17)	(3)	(6)
Foreign	(5)	(8)	(5)
Total deferred	(113)	(3)	(76)
Provision for income taxes	$116	$153	$103

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Tax computed at federal statutory rate	$121	$250	$259
State income taxes, net of federal benefit	(3)	5	6
Foreign earnings in lower tax jurisdictions	(81)	(141)	(163)
Stock-based compensation	13	6	10
Research and development credits	(14)	(14)	(9)
Resolution of income tax examinations	20	46	—
Domestic production activities deduction	(10)	(5)	(6)
Tax charge from integration of intellectual property from the SolidFire acquisition	64	—	—
Other	6	6	6
Provision for income taxes	$116	$153	$103

We generated foreign earnings in lower tax jurisdictions primarily related to income from our European operations which are headquartered in the Netherlands. During fiscal 2016, we acquired SolidFire and recorded a tax charge of $64 million related to the integration of SolidFire intellectual property into our worldwide operations.

The components of our deferred tax assets and liabilities are as follows (in millions):

	April 29, 2016	April 24, 2015
Deferred tax assets:
Reserves and accruals	$214	$94
Acquired intangibles	—	44
Net operating loss and credit carryforwards	72	80
Stock-based compensation	66	70
Deferred revenue	336	298
Other	39	27
Gross deferred tax assets	727	613
Valuation allowance	(59)	(58)
Deferred tax assets, net of valuation allowance	668	555
Deferred tax liabilities:
Prepaids and accruals	3	4
Acquired intangibles	27	14
Property and equipment	14	26
Other	3	3
Total deferred tax liabilities	47	47
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$621	$508

Net deferred tax assets consist of the following (in millions):

	April 29, 2016	April 24, 2015
Current deferred tax assets, net	$—	$252
Non-current deferred tax assets, net	$621	$256

In the third quarter of fiscal 2016, we adopted new accounting guidance on the balance sheet classification of deferred taxes that requires that all deferred taxes be presented as non-current. We applied this guidance prospectively and, accordingly, we did not reclassify amounts reported as of April 24, 2015.

The valuation allowance increased by $1 million and $8 million in fiscal 2016 and 2015, respectively. The increases are mainly attributable to corresponding changes in deferred tax assets, primarily foreign tax credit carryforwards in a foreign jurisdiction and state tax credit carryforwards in certain states.

As of April 29, 2016, the federal and state net operating loss carryforwards were approximately $15 million and $31 million, respectively, before applying tax rates for the respective jurisdictions. The federal, state and foreign tax credit carryforwards were approximately $40 million, $131 million and $22 million, respectively. Certain acquired net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The federal and state net operating loss carryforwards and credits will expire in various years from fiscal 2018 through 2036. If realized, $41 million, tax effected, of net operating loss and tax credit carryovers will be recognized as additional paid-in capital. The foreign tax credit carryforward does not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Balance at beginning of period	$272	$236	$190
Additions based on tax positions related to the current year	14	22	27
Additions for tax positions of prior years	21	101	24
Decreases for tax positions of prior years	(39)	(29)	(5)
Settlements	(52)	(58)	—
Balance at end of period	$216	$272	$236

As of April 29, 2016, we had $216 million of gross unrecognized tax benefits, of which $164 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $147 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During fiscal 2016, 2015 and 2014, we recognized accrued interest and penalties of approximately $2 million, $4 million and $2 million, respectively in the consolidated statements of operations and $11 million and $9 million, respectively, were recorded in the consolidated balance sheets as of April 29, 2016 and April 24, 2015.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 29, 2016

2012 — 2016	United States — federal income tax
2008 — 2016	United States — state and local income tax
2012 — 2016	Australia
2013 — 2016	Germany
2007 — 2016	India
2010 — 2016	Japan
2012 — 2016	The Netherlands
2013 — 2016	United Kingdom
2008 — 2016	Canada

In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal 2001, in that we have carryforward attributes from these years that could be subject to adjustment in the tax years of utilization.

In June 2015, the Internal Revenue Service (IRS) signed a closing agreement with respect to transfer pricing arrangements and, in October 2015, completed the examination of our fiscal 2008 to 2010 income tax returns. During fiscal 2016, we recorded a tax charge of $23 million attributable to transfer pricing and other audit settlements and the related re-measurement of uncertain tax positions for tax years subject to future audits. During fiscal 2016, the German tax authority concluded the examination of our fiscal 2009 to 2012 returns. We recorded a $2 million tax benefit for the net impact of the audit adjustments and related release of unrecognized tax benefits.

In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. During fiscal 2015, we recorded a tax charge of $47 million attributable to the audit settlement and related re-measurements of uncertain tax positions for tax years subject to future audits.

We are currently undergoing federal income tax audits in the United States (U.S.) and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. The IRS has concluded the examination of our tax returns for our fiscal years through 2010. The IRS plans to commence the audit of our fiscal 2012 and 2013 returns in fiscal 2017.

On September 17, 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 from our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for withholding tax and filed an appeal with the Danish Tax Tribunal to that effect. On December 19, 2011, the Danish Tax Tribunal issued a ruling that our Danish subsidiary was not liable for Danish withholding tax. The Danish tax examination agency appealed to the Danish High Court in March 2012. In February 2016, the Danish High Court referred the case to the European Court of Justice.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We engage in continuous discussion and negotiation with taxing authorities regarding tax matters in multiple jurisdictions. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude, certain statutes of limitations will lapse, or both. Based on current information, we do not expect significant changes to our existing unrecognized tax benefits as of April 29, 2016.

As of April 29, 2016, the amount of accumulated unremitted earnings from our foreign subsidiaries is approximately $4 billion. We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings as well as tax attribute carryforwards. We estimate the unrecognized deferred tax liability related to these earnings to be approximately $1 billion as of April 29, 2016.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. In February 2016, the Commissioner appealed the Tax Court decision. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit as of April 29, 2016. We will continue to monitor ongoing developments and potential impacts to our financial statements.

15. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Numerator:
Net income	$229	$560	$638
Denominator:
Shares used in basic computation	294	316	340
Dilutive impact of employee equity award plans	3	5	7
Dilutive impact of assumed conversion of convertible notes	—	—	1
Shares used in diluted computation	297	321	348
Net Income per Share:
Basic	$0.78	$1.77	$1.87
Diluted	$0.77	$1.75	$1.83

We have excluded 12 million, 8 million and 6 million weighted-average shares of common stock potentially issuable under employee equity award plans in fiscal 2016, 2015 and 2014, respectively, from the diluted net income per share calculations as their effect would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
United States, Canada and Latin America (Americas)	$3,067	$3,447	$3,513
Europe, Middle East and Africa (EMEA)	1,757	1,857	1,955
Asia Pacific (APAC)	722	819	857
Net revenues	$5,546	$6,123	$6,325

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $2,753 million, $3,096 million and $3,131 million during fiscal 2016, 2015 and 2014, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 29, 2016	April 24, 2015
U.S.	$513	$596
International	4,790	4,730
Total	$5,303	$5,326

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 29, 2016	April 24, 2015
U.S.	$797	$927
International	140	103
Total	$937	$1,030

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
Arrow Electronics, Inc.	22%	23%	22%
Avnet, Inc.	19%	16%	16%

The following customers accounted for 10% or more of accounts receivable:

	April 29, 2016	April 24, 2015
Arrow Electronics, Inc.	12%	14%
Avnet, Inc.	15%	16%

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

	Year Ended
	April 29, 2016	April 24, 2015	April 25, 2014
401(k) matching contributions	$35	$16	$20

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

	April 29, 2016	April 24, 2015
Deferred compensation plan assets	$30	$32
Deferred compensation liabilities reported as:
Accrued expenses	$5	$3
Other long-term liabilities	$25	$29

Postretirement Health Care Plan

Certain of our executive officers are eligible to participate in our Executive Retirement Medical Plan, which upon retirement provides medical coverage beyond the COBRA maximum benefit period to a defined group of senior executives based on minimum age, service and level of responsibility (that is, Executive Vice President or above) as a fully-insured plan. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. In fiscal 2016, the Compensation Committee closed this plan to the executives eligible for participation as of November 12, 2015. Participation in the plan will not be offered to executives who were not eligible for the plan on that date. There is no funding requirement associated with the plan and none of the benefit obligation was funded as of April 29, 2016. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

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

Funded Status

The funded status of our postretirement health care and international termination and postretirement benefits was as follows (in millions):

	April 29, 2016	April 24, 2015
Fair value of plan assets	$24	$20
Benefit obligations	(76)	(60)
Unfunded obligations	$(52)	$(40)

Amounts recognized in the consolidated balance sheets were as follows (in millions):

	April 29, 2016	April 24, 2015
Other long-term liabilities	$52	$40
AOCI	$(16)	$(13)

18. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally.

Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of April 29, 2016 are as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
Operating lease commitments	$60	$50	$39	$31	$23	$50	$253

Rent expense under all cancellable and non-cancelable operating leases was $69 million, $67 million and $66 million in fiscal 2016, 2015 and 2014, respectively.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers, to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of April 29, 2016, we had $211 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts. As of April 29, 2016 and April 24, 2015, such liability amounted to $7 million and $17 million, respectively, and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of April 29, 2016, we had $37 million in construction related obligations and $152 million in other purchase obligations.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 29, 2016, our financial guarantees of $14 million that were not recorded on our consolidated balance sheets consisted primarily of standby letters of credit and surety bonds.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $243 million, $197 million and $296 million of receivables during fiscal 2016, 2015 and 2014, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of April 29, 2016 and April 24, 2015, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced material losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 29, 2016, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

Indemnification Agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to the customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at April 29, 2016 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of April 29, 2016 related to such matters as they are not probable and/or reasonably estimable.

Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows (in millions, except per share amounts):

	Quarter Ended
	July 31, 2015	October 30, 2015	January 29, 2016	April 29, 2016
Net revenues	$1,335	$1,445	$1,386	$1,380
Gross profit	$816	$884	$855	$818
Net income (loss)	$(30)	$114	$153	$(8)
Net income (loss) per share, basic	$(0.10)	$0.39	$0.52	$(0.03)
Net income (loss) per share, diluted	$(0.10)	$0.39	$0.52	$(0.03)

	Quarter Ended
	July 25, 2014	October 24, 2014	January 23, 2015	April 24, 2015
Net revenues	$1,489	$1,543	$1,551	$1,540
Gross profit	$938	$983	$977	$935
Net income	$88	$160	$177	$135
Net income per share, basic	$0.27	$0.50	$0.57	$0.44
Net income per share, diluted	$0.27	$0.49	$0.56	$0.43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (the “Company”) as of April 29, 2016 and April 24, 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended April 29, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetApp, Inc. and subsidiaries as of April 29, 2016 and April 24, 2015, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 29, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 22, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the “Company”) as of April 29, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended April 29, 2016 of the Company and our report dated June 22, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 22, 2016

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

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 29, 2016, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 29, 2016, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 29, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 29, 2016. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

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
George Kurian
Chief Executive Officer and President (Principal Executive Officer and Principal Operating Officer)

Date: June 22, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Kurian and Ronald J. Pasek, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer and President (Principal Executive Officer and Principal Operating Officer)	June 22, 2016
George Kurian

/s/ RONALD J. PASEK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 22, 2016
Ronald J. Pasek

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 22, 2016
T. Michael Nevens

/s/ JEFFRY R. ALLEN	Director	June 22, 2016
Jeffry R. Allen

/s/ ALAN L. EARHART	Director	June 22, 2016
Alan L. Earhart

/s/ GERALD HELD	Director	June 22, 2016
Gerald Held

/s/ KATHRYN M. HILL	Director	June 22, 2016
Kathryn M. Hill

/s/ GEORGE T. SHAHEEN	Director	June 22, 2016
George T. Shaheen

/s/ STEPHEN M. SMITH	Director	June 22, 2016
Stephen M. Smith

/s/ ROBERT T. WALL	Director	June 22, 2016
Robert T. Wall

/s/ RICHARD P. WALLACE	Director	June 22, 2016
Richard P. Wallace

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	November 26, 2013

3.2	Bylaws of the Company, as amended.	8-K	000-27130	3.1	February 13, 2014

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	December 12, 2012

4.2	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	December 12, 2012

4.3	Underwriting Agreement dated June 2, 2014 by and between the Company and Goldman, Sachs & Co. and J.P. Morgan Securities LLC as Managers of the Underwriters.	8-K	000-27130	1.1	June 5, 2014

4.4	Second Supplemental Indenture dated June 5, 2014 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	June 5, 2014

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	10-Q	000-27130	10.1	August 28, 2014

10.2*	The Company’s Amended and Restated Change of Control Severance Agreement (CEO).	10-Q	000-27130	10.4	December 2, 2009

10.3*	Form of Amendment to Change of Control Severance Agreement.	10-Q	000-27130	10.1	August 30, 2012

10.4*	Form of Change Control Severance Agreement (Non-CEO Executives).	10-Q	000-27130	10.2	August 30, 2012

10.5*	Form of Amendment No. 1 to Change of Control Severance Agreement.	10-K	000-27130	10.64	June 19, 2012

10.6*	Amendment to Change in Control Agreement dated as of June 23, 2015 by and between the Company and George Kurian.	10-Q	000-27130	10.3	September 8, 2015

10.7*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective July 23, 2014.	DEF 14A	000-27130	Appendix C	July 25, 2014

10.8*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.9*	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective July 27, 2015.	DEF 14A	000-27130	Appendix B	July 27, 2015

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
10.10*	The Company’s Amended and Restated 1995 Stock Incentive Plan.	DEF 14A	000-27130		August 21, 1998

10.11*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.	10-K	000-27130	10.21	July 8, 2005

10.12*	Form of Stock Issuance Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock).	10-K	000-27130	10.23	July 8, 2005

10.13*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).	10-K	000-27130	10.22	July 8, 2005

10.14*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 27, 2015.	DEF 14A	000-27130	Appendix A	July 27, 2015

10.15*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.	10-Q	000-27130	10.3	November 26, 2013

10.16*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).	10-Q	000-27130	10.4	November 26, 2013

10.17*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).	10-K	000-27130	10.29	July 8, 2005

10.18*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).	10-K	000-27130	10.28	July 8, 2005

10.19*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.20*	Form of Restricted Stock Unit Agreement (Performance Based) under the NetApp, Inc. 1999 Stock Option Plan.	8-K	000-27130	10.1	June 26, 2015
10.21*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).	10-K	000-27130	10.27	July 8, 2005

10.22*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).	10-K	000-27130	10.30	July 8, 2005

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.23*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).	10-K	000-27130	10.31	July 8, 2005

10.24*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).	10-K	000-27130	10.32	July 8, 2005

10.25*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).	10-K	000-27130	10.81	June 24, 2008

10.26*	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. Amended and Restated 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.	S-8	333-128098	99.1	September 2, 2005

10.27*	Form of Stock Option Grant Notice and Option Agreement for use under the Decru, Inc. 2001 Equity Incentive Plan and the 2001 Equity Incentive Plan filed under Attachment II.	S-8	333-128098	99.2	September 2, 2005

10.28*	Form of Restricted Stock Bonus Grant Notice and Agreement under the Decru, Inc. 2001 Equity Incentive Plan.	S-8	333-128098	99.4	September 2, 2005

10.29*	Onaro, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (including Appendix — Israeli Taxpayers).	S-8	333-149375	4.1	February 25, 2008

10.30*	Bycast Inc. 2010 Equity Incentive Plan.	S-8	333-167619	99.1	June 18, 2010

10.31*	Incentive Stock Option Plan of Bycast Inc.	S-8	333-167619	99.2	June 18, 2010

10.32*	ionGrid, Inc. 2013 Equity Incentive Plan.	S-8	333-186967	99.1	February 28, 2013

10.33*	Form of Restricted Stock Unit Agreement under the ionGrid, Inc. 2013 Equity Incentive Plan.	S-8	333-186967	99.2	February 28, 2013

10.32*	Outside Director Compensation Policy.	10-K	000-27130	10.65	June 19, 2012

10.33*	Separation and Release Agreement dated June 1, 2015 by and between the Company and Thomas Georgens.	10-Q	000-27130	10.2	September 8, 2015

10.34*	Retirement and Transition Services Agreement dated April 7, 2016 by and between the Company and Robert Salmon.	—	—	—	—

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
10.35*	Offer Letter for employment at the Company to Ronald Pasek, dated March 22, 2016.	—	—	—	—

10.36	Credit Agreement, dated December 21, 2012, by and among the Company, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and J.P. Morgan Securities LLC, Morgan Stanley Funding, Inc. and Wells Fargo Securities LLC, as Joint Bookrunners and Joint Lead Arrangers.	8-K	000-27130	10.1	December 28, 2012

10.37	Amendment No. 1, dated February 2, 2016, by and among the Company, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent.	8-K	00027130	10.2	February 2, 2016

10.38	Loan Agreement, dated February 2, 2016, by and among the Company, Sonoma Holdings C.V., as assuming borrower, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent.	8-K	000-27130	10.1	February 2, 2016

10.39	Collared Accelerated Share Repurchase Transaction dated as of June 5, 2013, by and between the Company and Goldman, Sachs & Co.	10-Q	000-27130	10.1	November 26, 2013

10.40	Agreement and Plan of Merger, dated as of December 18, 2015, among the Company, Sonoma Merger Corp., SolidFire, Inc. and Shareholder Representative Services LLC.	8-K	000-27130	2.1	December 21, 2015

10.41	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 9, 2016 by and between the Company and Google Inc.	—	—	—	—

10.42	First Amendment to Agreement of Purchase and Sale and Join Escrow Instructions dated as of March 11, 2016, by and between the Company and Google Inc.	—	—	—	—

10.43	Second Amendment to Agreement of Purchase and Sale and Join Escrow Instructions dated as of April 8, 2016, by and between the Company and Google Inc.	—	—	—	—

21.1	Subsidiaries of the Company.	—	—	—	—

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Identifies management plan or compensatory plan or arrangement.
†	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.