Form 10-Q
period 2016-07-29
NetApp, Inc.
filed 2016-09-02
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2016

or

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

As of August 24, 2016, there were 278,667,894 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2016 NetApp, Inc. All rights reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, Active IQ, AltaVault, ASUP, AutoSupport, Campaign Express, Cloud ONTAP, Clustered Data ONTAP, Customer Fitness, Data ONTAP, DataMotion, Element, Fitness, Flash Accel, Flash Cache, Flash Pool, FlexArray, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, FPolicy, Fueled by SolidFire, GetSuccessful, Go Further, Faster, LockVault, Manage ONTAP, MetroCluster, MultiStore, NetApp Insight, OnCommand, ONTAP, ONTAPI, RAID DP, RAID-TEC. SANtricity, SecureShare, Simplicity, Simulate ONTAP, SnapCenter, SnapCopy, Snap Creator, SnapDrive, SnapIntegrator, SnapLock, SnapManager, SnapMirror, SnapMover, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, SolidFire, SolidFire Helix, StorageGRID, Tech OnTap, Unbound Cloud, WAFL and other names are trademarks or registered trademarks of NetApp Inc., in the United States and/or other countries. Other company and product names may be trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 29, 2016	April 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,294	$2,868
Short-term investments	2,127	2,435
Accounts receivable	501	813
Inventories	81	98
Other current assets	220	234
Total current assets	5,223	6,448
Property and equipment, net	942	937
Goodwill	1,676	1,676
Other intangible assets, net	169	180
Other non-current assets	777	796
Total assets	$8,787	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$239	$254
Accrued expenses	561	765
Short-term loan	—	849
Short-term deferred revenue and financed unearned services revenue	1,724	1,794
Total current liabilities	2,524	3,662
Long-term debt	1,491	1,490
Other long-term liabilities	404	413
Long-term deferred revenue and financed unearned services revenue	1,576	1,591
Total liabilities	5,995	7,156

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value, (278 and 281 shares issued and outstanding as of July 29, 2016 and April 29, 2016, respectively)	2,823	2,912
Retained earnings	—	—
Accumulated other comprehensive loss	(31)	(31)
Total stockholders' equity	2,792	2,881
Total liabilities and stockholders' equity	$8,787	$10,037

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 29, 2016	July 31, 2015
Revenues:
Product	$660	$664
Software maintenance	241	248
Hardware maintenance and other services	393	423
Net revenues	1,294	1,335
Cost of revenues:
Cost of product	359	345
Cost of software maintenance	8	10
Cost of hardware maintenance and other services	130	164
Total cost of revenues	497	519
Gross profit	797	816
Operating expenses:
Sales and marketing	429	492
Research and development	207	244
General and administrative	68	79
Restructuring and other charges	—	27
Total operating expenses	704	842
Income (loss) from operations	93	(26)
Other income (expense), net	(1)	4
Income (loss) before income taxes	92	(22)
Provision for income taxes	28	8
Net income (loss)	$64	$(30)
Net income (loss) per share:
Basic	$0.23	$(0.10)
Diluted	$0.23	$(0.10)
Shares used in net income (loss) per share calculations:
Basic	279	304
Diluted	282	304
Cash dividends declared per share	$0.190	$0.180

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

.	Three Months Ended
	July 29, 2016	July 31, 2015
Net income (loss)	$64	$(30)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	(1)
Defined benefit obligations:
Reclassification adjustments related to defined benefit obligations	—	1
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	3	(9)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	3	(2)
Reclassification adjustments for losses included in net income (loss)	—	1
Other comprehensive income (loss):	—	(10)
Comprehensive income (loss)	$64	$(40)

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 29, 2016	July 31, 2015
Cash flows from operating activities:
Net income (loss)	$64	$(30)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60	69
Stock-based compensation	52	77
Deferred income taxes	19	(51)
Other non-cash items, net	(7)	15
Changes in assets and liabilities:
Accounts receivable	311	361
Inventories	17	(47)
Other operating assets	32	17
Accounts payable	(30)	(33)
Accrued expenses	(198)	(119)
Deferred revenue and financed unearned services revenue	(83)	(121)
Other operating liabilities	(9)	(9)
Net cash provided by operating activities	228	129
Cash flows from investing activities:
Purchases of investments	(285)	(238)
Maturities, sales and collections of investments	598	1,016
Purchases of property and equipment	(36)	(38)
Other investing activities, net	(1)	2
Net cash provided by investing activities	276	742
Cash flows from financing activities:
Issuance of common stock under employee stock award plans	9	19
Repurchase of common stock	(175)	(430)
Repayment of short-term loan	(850)	—
Dividends paid	(53)	(54)
Other financing activities, net	(2)	1
Net cash used in financing activities	(1,071)	(464)
Effect of exchange rate changes on cash and cash equivalents	(7)	(5)
Net increase (decrease) in cash and cash equivalents	(574)	402
Cash and cash equivalents:
Beginning of period	2,868	1,922
End of period	$2,294	$2,324

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

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2017, ending on April 28, 2017, is a 52-week year, with 13 weeks in each of its quarters. Fiscal year 2016, which ended on April 29, 2016, was a 53-week year, with 14 weeks in its first quarter and 13 weeks in each subsequent quarter.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 29, 2016 contained in our Annual Report on Form 10-K. The results of operations for the three months ended July 29, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

Accounting Change – In the three months ended July 29, 2016, we early adopted a new accounting standards update that the Financial Accounting Standards Board (FASB) issued in March 2016 that simplifies the accounting for certain aspects of stock-based payments to employees. The new standard requires that certain amendments relevant to us be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is adopted.

In connection with the adoption, we elected to account for forfeitures as they occur and the cumulative-effect impact of that change in accounting policy was a $7 million increase in retained earnings and a corresponding decrease in additional paid-in capital as of April 30, 2016. We also recorded a $3 million cumulative-effect adjustment decrease to retained earnings and a related decrease in deferred tax assets related to the forfeiture rate policy change on outstanding stock-based awards as of April 30, 2016. The standard also eliminates the requirement that excess tax benefits be realized before companies can recognize them. Accordingly, we recorded a $17 million cumulative-effect adjustment increase in retained earnings and an offsetting increase in deferred tax assets for previously unrecognized excess tax benefits as of April 30, 2016.

The new standard eliminated the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions as additional paid-in capital. As a result, we recognized $13 million of tax deficiencies in our provision for income taxes, rather than additional paid–in capital, for the three months ended July 29, 2016.

We elected to report cash flows related to excess tax benefits on a prospective basis. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to our statements of cash flows since such cash flows have historically been presented as a financing activity.

There have been no other significant changes in our significant accounting policies as of and for the three months ended July 29, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016.

2. Recent Accounting Standards Not Yet Effective

In May 2014, the FASB issued an accounting standards update related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. This new standard, as amended, will be effective for us in our first quarter of fiscal 2019, although adoption in our first quarter of fiscal 2018 is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use and our planned adoption date.

In February 2016, the FASB issued an accounting standards update on financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This new standard will be effective for us in our first quarter of fiscal 2020, although early adoption is permitted. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as our planned adoption date.

In June 2016, the FASB issued an accounting standards update on the measurement of credit losses on financial instruments. The standard introduces a new model for measuring and recognizing credit losses on financial instruments, requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires that credit losses be recorded through an allowance for credit losses. This new standard will be effective for us in our first quarter of fiscal 2021, although early adoption in our first quarter of fiscal 2020 is permitted. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings, though a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as our planned adoption date.

3. Statements of Cash Flows Additional Information

Non-cash investing activities and supplemental cash flow information are as follows (in millions):

	Three Months Ended
	July 29, 2016	July 31, 2015
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$38	$13
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$62	$40
Interest paid	$23	$20

4. Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	July 29, 2016			April 29, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$129	$(21)	$108	$403	$(289)	$114
Customer contracts/relationships	43	(8)	35	46	(7)	39
Other purchased intangibles	9	(2)	7	10	(2)	8
Total intangible assets subject to amortization	181	(31)	150	459	(298)	161
In-process research and development	19	—	19	19	—	19
Total purchased intangible assets	$200	$(31)	$169	$478	$(298)	$180

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Statement of
	July 29, 2016	July 31, 2015	Operations Classifications
Developed technology	$6	$14	Cost of revenues
Customer contracts/relationships	4	—	Operating expenses
Other purchased intangibles	1	—	Operating expenses
Total	$11	$14

As of July 29, 2016, future amortization expense related to purchased intangible assets subject to amortization is as follows (in millions):

Fiscal Year	Amount
Remainder of 2017	$34
2018	43
2019	35
2020	23
2021	15
Total	$150

5. Balance Sheet Details

Cash and cash equivalents (in millions):

	July 29, 2016	April 29, 2016
Cash	$2,121	$2,714
Cash equivalents	173	154
Cash and cash equivalents	$2,294	$2,868

Inventories (in millions):

	July 29, 2016	April 29, 2016
Purchased components	$11	$10
Finished goods	70	88
Inventories	$81	$98

Property and equipment, net (in millions):

	July 29, 2016	April 29, 2016
Land	$215	$215
Buildings and improvements	605	605
Leasehold improvements	106	106
Computer, production, engineering and other equipment	744	751
Computer software	352	352
Furniture and fixtures	88	88
Construction-in-progress	108	74
	2,218	2,191
Accumulated depreciation and amortization	(1,276)	(1,254)
Property and equipment, net	$942	$937

Other non-current assets (in millions):

	July 29, 2016	April 29, 2016
Deferred tax assets	$599	$621
Other assets	178	175
Other non-current assets	$777	$796

Accrued expenses (in millions):

	July 29, 2016	April 29, 2016
Accrued compensation and benefits	$239	$371
Product warranty liability	40	48
Other current liabilities	282	346
Accrued expenses	$561	$765

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	July 29, 2016	July 31, 2015
Balance at beginning of period	$70	$86
Expense accrued during the period	4	9
Warranty costs incurred	(13)	(14)
Balance at end of period	$61	$81

	July 29, 2016	April 29, 2016
Accrued expenses	$40	$48
Other long-term liabilities	21	22
Total warranty liabilities	$61	$70

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Deferred revenue and financed unearned services revenue (in millions):

	July 29, 2016	April 29, 2016
Deferred product revenue	$63	$68
Deferred services revenue	3,017	3,100
Financed unearned services revenue	220	217
Total	$3,300	$3,385

Reported as:
Short-term	$1,724	$1,794
Long-term	1,576	1,591
Total	$3,300	$3,385

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

6. Other income (expense), net

Other income (expense), net consists of the following (in millions):

	Three Months Ended
	July 29, 2016	July 31, 2015
Interest income	$11	$13
Interest expense	(15)	(11)
Other income, net	3	2
Total other income (expense), net	$(1)	$4

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

Investments

The following is a summary of our investments (in millions):

	July 29, 2016				April 29, 2016
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,251	$7	$—	$1,258	$1,370	$5	$(1)	$1,374
U.S. Treasury and government debt securities	634	2	—	636	878	2	—	880
Foreign government debt securities	32	—	—	32	35	—	—	35
Commercial paper	266	—	—	266	202	—	—	202
Certificates of deposit	108	—	—	108	98	—	—	98
Mutual funds	32	—	—	32	30	—	—	30
Total debt and equity securities	$2,323	$9	$-	$2,332	$2,613	$7	$(1)	$2,619

As of July 29, 2016, gross unrealized losses related to individual securities were not significant.

The following table presents the contractual maturities of our debt investments as of July 29, 2016 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$955	$956
Due after one year through five years	1,336	1,344
	$2,291	$2,300

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 29, 2016
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,121	$2,121	$—
Corporate bonds	1,258	—	1,258
U.S. Treasury and government debt securities	636	208	428
Foreign government debt securities	32	—	32
Commercial paper	266	—	266
Certificates of deposit	108	—	108
Total cash, cash equivalents and short-term investments	$4,421	$2,329	$2,092
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$26	$26	$—
Foreign currency exchange contracts assets (1)	$3	$—	$3
Foreign currency exchange contracts liabilities (3)	$(2)	$—	$(2)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of July 29, 2016 and April 29, 2016, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Long-Term Debt

As of July 29, 2016 and April 29, 2016, the fair value of our long-term debt was approximately $1,517 million and $1,519 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt (in millions, except interest rates):

	July 29, 2016		April 29, 2016
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due 2017	$750	2.25%	$750	2.25%
3.375% Senior Notes Due 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due 2022	250	3.43%	250	3.43%
Total principal amount	1,500		1,500
Unamortized discount and issuance costs	(9)		(10)
Total long-term debt	$1,491		$1,490

Senior Notes

Our 3.375% Senior Notes, 2.00% Senior Notes and 3.25% Senior Notes, with a par value of $500 million, $750 million and $250 million, respectively, were issued in June 2014, December 2012 and December 2012, respectively. We collectively refer to such long-term debt as our Senior Notes. Interest on our Senior Notes is paid semi-annually on June 15 and December 15. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 29, 2016, we were in compliance with all covenants associated with the Senior Notes.

As of July 29, 2016, our aggregate future principal debt maturities are as follows (in millions):

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

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of July 29, 2016, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Short-Term Loan

In February 2016, in connection with the SolidFire acquisition, we entered into a short-term loan of $870 million with a maturity of November 2, 2016. As of July 29, 2016, we have repaid the loan in full and have terminated the related loan agreement.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, the assets will remain on our condensed consolidated balance sheets, and proceeds received by us from these transactions are reported as financing obligations. As of July 29, 2016, the balance of these financing obligations was $149 million. At the end of each respective leaseback period, or when our continuing involvement under the leaseback agreements ends, each transaction will be reported as a non-cash sale of land and buildings and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain on sale of properties.

9. Stockholders’ Equity

Equity Incentive Awards

As of July 29, 2016, we have outstanding certain equity incentive awards (awards), which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 29, 2016	9	$34.01
Forfeited and expired	(2)	$39.39
Outstanding as of July 29, 2016	7	$33.75	3.42	$29
Exercisable as of July 29, 2016	5	$39.29	2.22	$5

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Three Months Ended
	July 29, 2016	July 31, 2015
Intrinsic value of exercises	$3	$3
Proceeds received from exercises	$1	$7
Fair value of options vested	$5	$6

Restricted Stock Units

In the three months ended July 29, 2016, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends the last day of fiscal 2018 or 2019, respectively. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of the PBRSUs were fixed at grant date using a Monte Carlo simulation model and the related aggregate compensation cost of $15 million is being recognized over the shorter of the remaining applicable performance or service periods.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 29, 2016	13	$32.46
Granted	4	$23.66
Vested	(4)	$32.74
Forfeited	(1)	$33.41
Outstanding as of July 29, 2016	12	$28.88

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended
	July 29, 2016	July 31, 2015
Shares withheld for taxes	1	1
Fair value of shares withheld	$33	$38

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Three Months Ended
	July 29, 2016	July 31, 2015
Shares issued under the ESPP	2	2
Proceeds from issuance of shares	$42	$50

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended
	July 29, 2016	July 31, 2015
Cost of product revenues	$1	$2
Cost of hardware maintenance and other services revenues	4	6
Sales and marketing	23	31
Research and development	15	26
General and administrative	9	12
Total stock-based compensation expense	$52	$77

As of July 29, 2016, total unrecognized compensation expense related to our equity awards was $368 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

Stock Repurchase Program

As of July 29, 2016, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the three months ended July 29, 2016 (in millions, except per share amounts):

Number of shares repurchased	7
Average price per share	$24.20
Aggregate purchase price	$175
Remaining authorization at end of period	$1,324

The aggregate purchase price of our stock repurchases for the three months ended July 29, 2016 consisted of $175 million of open market purchases, of which $93 million and $82 million were allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through July 29, 2016, we repurchased a total of 255 million shares of our common stock at an average price of $32.60 per share, for an aggregate purchase price of $8.3 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 29, 2016	July 31, 2015
Dividends per share declared	$0.19	$0.18
Dividend payments allocated to additional paid-in capital	$50	$54
Dividend payments allocated to retained earnings	$3	$—

On August 17, 2016, we declared a cash dividend of $0.19 per share of common stock, payable on October 26, 2016 to holders of record as of the close of business on October 7, 2016. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings

A reconciliation of retained earnings is as follows (in millions):

Balance as of April 29, 2016	$—
Cumulative-effect of new accounting principle	21
Net income	64
Repurchases of common stock	(82)
Dividends	(3)
Balance as of July 29, 2016	$—

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 29, 2016	$(19)	$(16)	$6	$(2)	$(31)
OCI before reclassifications, net of tax	(6)	—	3	3	—
Amounts reclassified from AOCI, net of tax	—	—	—	—	—
Total OCI	(6)	—	3	3	—
Balance as of July 29, 2016	$(25)	$(16)	$9	$1	$(31)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended
	July 29, 2016	July 31, 2015
	Amounts Reclassified from AOCI		Statements of Operations Location
Recognized losses on defined benefit obligations	$—	$1	Operating expenses
Realized losses on cash flow hedges	—	1	Net revenues
Total reclassifications	$—	$2

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 29, 2016 and April 29, 2016. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 29, 2016	April 29, 2016
Cash Flow Hedges
Forward contracts purchased	$95	$99
Balance Sheet Contracts
Forward contracts sold	$157	$160
Forward contracts purchased	$227	$396

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

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended
	July 29, 2016	July 31, 2015
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$4	$(7)

11. Restructuring and Other Charges

During fiscal 2016, management approved two restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities. These actions consisted of the May 2015 Plan and the March 2016 Plan, under which we reduced our global workforce by an aggregate of approximately 14%. These plans have been substantially completed as of July 29, 2016. Restructuring and other charges related to these plans consisted primarily of employee severance-related costs.

Activities related to the fiscal 2016 restructuring actions are summarized as follows (in millions):

	Three Months Ended	Three Months Ended
	July 29, 2016	July 31, 2015
Balance at beginning of period	$45	$—
Net charges	—	27
Cash payments	(36)	(11)
Balance at end of period	$9	$16

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 29, 2016	July 31, 2015
Effective tax rates	30.4%	(36.4)%

Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The differences in effective tax rates for the three months ended July 29, 2016 and July 31, 2015 were mainly a result of differences in year-to-date profits before tax, primarily the loss reported in the prior year, and the impacts of discrete events as described below.

During the three months ended July 29, 2016, we adopted a new accounting standard that simplifies stock-based compensation income tax accounting and presentation within the financial statements. During the three months ended July 29, 2016, we recorded a discrete charge of $13 million following the post-adoption rules which require that all excess tax benefits and deficiencies from stock-based compensation be recognized as a component of income tax expense. See Note 1 – Description of Business and Significant Accounting Policies for more details regarding the adoption of this accounting standard.

In June 2015, the Internal Revenue Service (IRS) signed a closing agreement on our fiscal 2008 to 2010 transfer pricing arrangements. During the three months ended July 31, 2015, we recorded discrete charges totaling $13 million attributable to the transfer pricing audit adjustment and related re-measurement of uncertain tax positions for tax years subject to future audits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Three Months Ended
	July 29, 2016	July 31, 2015
Balance at beginning of period	$216	$272
Additions based on tax positions related to the current year	2	4
Additions for tax positions of prior years	—	19
Decreases for tax positions of prior years	—	(5)
Settlements	—	(47)
Balance at end of period	$218	$243

As of July 29, 2016, we had $218 million of gross unrecognized tax benefits, of which $149 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $154 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We are currently undergoing income tax audits in the United States (U.S.) and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. The IRS has concluded the examination of our federal income tax returns for our fiscal years through 2010. The IRS commenced the examination of our federal income tax returns for our fiscal years 2012 and 2013 in August 2016.

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

13. Net Income (Loss) per Share

The following is a calculation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Three Months Ended
	July 29, 2016	July 31, 2015
Numerator:
Net income (loss)	$64	$(30)
Denominator:
Shares used in basic computation	279	304
Dilutive impact of employee equity award plans	3	—
Shares used in diluted computation	282	304
Net Income (Loss) per Share:
Basic	$0.23	$(0.10)
Diluted	$0.23	$(0.10)

We have excluded 15 million and 31 million weighted-average shares of common stock potentially issuable under employee equity award plans in the three months ended July 29, 2016 and July 31, 2015, respectively, from the diluted net income (loss) per share calculations as their effect would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended
	July 29, 2016	July 31, 2015
United States, Canada and Latin America (Americas)	$736	$745
Europe, Middle East and Africa (EMEA)	387	415
Asia Pacific (APAC)	171	175
Net revenues	$1,294	$1,335

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $666 million and $665 million during the three months ended July 29, 2016 and July 31, 2015, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	July 29, 2016	April 29, 2016
U.S.	$565	$513
International	3,856	4,790
Total	$4,421	$5,303

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 29, 2016	April 29, 2016
U.S.	$772	$797
International	170	140
Total	$942	$937

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 29, 2016	July 31, 2015
Arrow Electronics, Inc.	20%	22%
Avnet, Inc.	19%	18%

The following customers accounted for 10% or more of accounts receivable:

	July 29, 2016	April 29, 2016
Arrow Electronics, Inc.	12%	12%
Avnet, Inc.	11%	15%

15. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally.

Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $258 million as of July 29, 2016.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of July 29, 2016, we had $249 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 29, 2016 and April 29, 2016, such liability amounted to $5 million and $7 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of July 29, 2016, we had $41 million in construction related obligations and $246 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $76 million and $42 million of receivables during the three months ended July 29, 2016 and July 31, 2015, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of July 29, 2016 and April 29, 2016, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of July 29, 2016, we have not been required to make any significant payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of July 29, 2016 related to such matters as they are not probable and/or reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of NetApp, Inc. (“we,” “us,” or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our 2016 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Our Company

We are a leading global provider of software, systems and services to manage and store customer data. We enable enterprises, service providers, governmental organizations, and partners to envision, deploy and evolve their information technology environments and to reduce costs and risk while driving growth and success for their organizations through our portfolio of products and services that satisfy a broad range of customer workloads across different data types and deployment models.

In order to provide better visibility into our transition from older products to our newer, higher growth products and greater clarity into the dynamics of our product revenue, rather than grouping our product revenues by hardware platform, we are now grouping them by “Strategic” and “Mature” solutions. Strategic solutions include clustered Data OnTap (cDOT), branded E-Series, SolidFire, AltaVault and optional add-on software products. Mature solutions include 7-mode OnTap, add-on hardware and related operating system (OS) software and original equipment manufacturers (OEM) products.

We continue to report services as software maintenance services and hardware maintenance and other services.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended
	July 29, 2016	July 31, 2015
Net revenues	$1,294	$1,335
Gross profit	$797	$816
Gross profit margin percentage	62%	61%
Income (loss) from operations	$93	$(26)
Income (loss) from operations as a percentage of net revenues	7%	(2)%
Net income (loss)	$64	$(30)
Diluted net income (loss) per share	$0.23	$(0.10)
Operating cash flows	$228	$129

	July 29, 2016	April 29, 2016
Deferred revenue and financed unearned services revenue	$3,300	$3,385
Days sales outstanding (DSO)	35	54

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

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

New Accounting Standards

See Note 2 – Recent Accounting Standards Not Yet Effective of the Notes to Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on our financial statements.

Results of Operations

Our fiscal year is reported as a 52- or 53-week year that ends on the last Friday in April. Fiscal year 2017, ending April 28, 2017, is a 52-week year, with 13 weeks in each of its quarters. Fiscal year 2016, which ended on April 29, 2016, was a 53-week year, with its first quarter spanning 14 weeks and each subsequent quarter spanning 13 weeks. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 29, 2016	July 31, 2015
Revenues:
Product	51%	50%
Software maintenance	19	19
Hardware maintenance and other services	30	32
Net revenues	100	100
Cost of revenues:
Cost of product	28	26
Cost of software maintenance	1	1
Cost of hardware maintenance and other services	10	12
Gross profit	62	61
Operating expenses:
Sales and marketing	33	37
Research and development	16	18
General and administrative	5	6
Restructuring and other charges	—	2
Total operating expenses	54	63
Income (loss) from operations	7	(2)
Other income (expense), net	—	—
Income (loss) before income taxes	7	(2)
Provision for income taxes	2	1
Net income (loss)	5%	(2)%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the first quarter of fiscal 2017 were $1,294 million reflecting a $41 million, or 3%, decrease compared to the corresponding period of the prior year. The primary reason for this decrease was the additional week of software and hardware maintenance services revenues in the first quarter of fiscal 2016.

Gross profit as a percentage of net revenues increased one percentage point for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, primarily due to higher gross margins on software and hardware maintenance and other services revenues, partially offset by lower gross margins on product revenues.

Sales and marketing, research and development, and general and administrative expenses for the first quarter of fiscal 2017 totaled $704 million, or 54% as a percentage of net revenues, compared to $815 million, or 61% as a percentage of net revenues, for the corresponding period of the prior year. The decrease in expenses in dollars was primarily due to a decrease in average headcount as a result of our cost reduction programs and the impact of one more week in the first quarter of fiscal 2016 compared to fiscal 2017, partially offset by additional operating expenses related to the February 2016 acquisition of SolidFire, Inc.

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Net revenues	$1,294	$1,335	(3)%

Product revenues were flat in the first quarter of fiscal 2017 compared to the same period in the prior year. However, revenues from software and hardware maintenance and other services of $634 million in aggregate for the first quarter of fiscal 2017 decreased $37 million, reflecting approximately $40 million of additional software and hardware maintenance revenues in the first quarter of fiscal 2016 from the fourteenth week of the quarter. Product revenues represented 51% of net revenues for the first quarter of fiscal 2017 compared to 50% for the corresponding period of the prior year.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended
	July 29, 2016	July 31, 2015
Arrow Electronics, Inc.	20%	22%
Avnet, Inc.	19%	18%

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Product revenues	$660	$664	(1)%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on storage and related OS, original equipment manufacturer (OEM) products and add-on hardware and software.

Product revenues from strategic solutions represented 61% of product revenues in the first quarter of fiscal 2017 compared to 49% in the first quarter of the prior year, while product revenues from mature solutions represented 39% and 51% of product revenues, respectively.

Total product revenues from strategic solutions totaled $400 million in the first quarter of fiscal 2017, reflecting a 24% increase from $323 million in the first quarter of fiscal 2016. This increase was primarily due to a 35% increase in unit volume of cDOT systems, partially offset by a decrease in Average Selling Price (ASP) reflecting a mix shift from high end to mid-range platforms, as well as higher discounting. Total product revenue from mature solutions totaled $260 million in the first quarter of fiscal 2017, reflecting a 24% decrease from $341 million in the first quarter of fiscal 2016. This decrease was primarily due to a 46% decrease in unit volume of 7-mode systems, while ASPs were relatively flat. In addition, add-on storage and related OS revenues declined 14% and OEM revenue declined 20%. These fluctuations reflect the on-going trend of movement of customer demand from our older products to our newer products.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Software maintenance revenues	$241	$248	(3)%

Software maintenance revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The fluctuations in software maintenance revenues reflect fluctuations in the aggregate contract value of the installed base under software maintenance contracts, which is recognized as revenue ratably over the terms of the underlying contracts. The decrease in software maintenance contract revenues in the first quarter of fiscal 2017 reflects one more week of maintenance revenue amortization in the first quarter of fiscal 2016 compared to fiscal 2017.

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Hardware maintenance and other services revenues	$393	$423	(7)%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were $323 million for the first quarter of fiscal 2017 compared to $346 million for the first quarter of fiscal 2016. The decrease in hardware maintenance contract revenues reflects having one more week of maintenance revenue amortization in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2017. Professional services and educational and training services revenues were $70 million for the first quarter of fiscal 2017 compared to $77 million in the first quarter of fiscal 2016.

Revenues by Geographic Area:

	Three Months Ended
	July 29, 2016	July 31, 2015
United States, Canada and Latin America (Americas)	57%	56%
Europe, Middle East and Africa (EMEA)	30%	31%
Asia Pacific (APAC)	13%	13%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States public sector (USPS) markets. Our geographic distribution of revenues as a percentage of net revenues was relatively consistent in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Cost of product revenues	$359	$345	4%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2017 to Fiscal 2016
Percentage Change Points
Materials costs	15
Excess and obsolete inventory	(4)
Amortization of purchased intangible assets	(2)
Other	(5)
Total change	4

Cost of product revenues represented 54% of product revenues for the first quarter of fiscal 2017 compared to 52% in the first quarter of fiscal 2016.

Materials costs represented 90% of product costs for the first quarter of fiscal 2017 compared to 79% in the first quarter of fiscal 2016, and increased $52 million from the first quarter of fiscal 2016. Materials costs were impacted by a 53% increase for materials costs related to strategic products, primarily due to higher volumes for configured cDOT systems, partially offset by a 12% decrease in materials costs for mature products reflecting lower volumes in 7-Mode systems. Average unit materials costs for both cDOT and 7-mode systems increased in the first quarter of fiscal 2017 compared to the corresponding period in the prior year, due to a combination of changes in platform and configuration mix, resulting in lower standard margins for both strategic and mature products.

Excess and obsolete inventory write-downs decreased $8 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, reflecting the benefits of our focus on inventory management improvements. The amortization of acquired intangibles decreased $8 million due to the impact of certain acquired developed technology being fully amortized by the end of fiscal 2016, partially offset by the amortization of developed technology related to the SolidFire acquisition.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Cost of software maintenance revenues	$8	$10	(20)%

Cost of software maintenance revenues were relatively flat in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Cost of software maintenance revenues represented 3% and 4% of software maintenance revenues for the first quarters of fiscal 2017 and 2016, respectively.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Cost of hardware maintenance and other services revenues	$130	$164	(21)%

Cost of hardware maintenance and other services revenues decreased $34 million for the first quarter of fiscal 2017 compared to the corresponding period of the prior year, primarily due to the benefits of our cost reduction initiatives. Costs represented 33% of hardware and maintenance and other services revenues in the first quarter of fiscal 2017 compared to 39% in the first quarter of fiscal 2016.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased $79 million, or 16%, for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to lower salary, stock-based compensation and incentive compensation expenses reflecting the impact of one more week in the first quarter of fiscal 2016 compared to fiscal 2017, and a 14% decrease in average headcount as a result of our recent cost reduction initiatives, partially offset by the impact of the SolidFire acquisition.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Sales and marketing expenses	$429	$492	(13)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

Three Months Ended
Fiscal 2017 to Fiscal 2016
Percentage Change Points
Compensation costs	(8)
Facilities and IT support costs	(3)
Other	(2)
Total change	(13)

The decrease in compensation costs was primarily due to lower salary and stock-based compensation expenses reflecting an 11% decrease in average headcount from the prior year. Facilities and IT support costs decreased primarily due to cost containment efforts. In addition, sales and marketing expenses were lower in the first quarter of fiscal 2017 due to the impact of having one more week in the first quarter of fiscal 2016 compared to fiscal 2017.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Research and development expenses	$207	$244	(15)%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

Three Months Ended
Fiscal 2017 to Fiscal 2016
Percentage Change Points
Compensation costs	(13)
Other	(2)
Total change	(15)

The decrease in compensation costs for the first quarter of fiscal 2017 compared to the corresponding period of the prior year was primarily due to lower salary and stock-based compensation expenses, reflecting a 19% decrease in average headcount. In addition, research and development expenses were lower in the first quarter of fiscal 2017 due to the impact of having one more week in the first quarter of fiscal 2016 compared to fiscal 2017.

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
General and administrative expenses	$68	$79	(14)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

Three Months Ended
Fiscal 2017 to Fiscal 2016
Percentage Change Points
Compensation costs	(12)
Other	(2)
Total change	(14)

The decrease in compensation costs for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily due to lower salary and stock-based compensation expenses reflecting a 6% decrease in average headcount. In addition, general and administrative expenses were lower in the first quarter of fiscal 2017 due to the impact of having one more week in the first quarter of fiscal 2016 compared to fiscal 2017.

Restructuring and other charges (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Restructuring and other charges	$—	27	(100)%

During fiscal 2016, management approved two restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities, which included a restructuring plan announced in May 2015 Plan, under which we reduced our global workforce by approximately 3%. Restructuring and other charges related to this plan consisted primarily of employee severance-related costs. See Note 11 – Restructuring and Other Charges of the Notes to Condensed Consolidated Financial Statements for more details regarding our restructuring plans.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Interest income	$11	$13	(15)%
Interest expense	(15)	(11)	36%
Other income, net	3	2	50%
Total	$(1)	$4	NM

NM - Not Meaningful

The decrease in interest income for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily due to a decrease in our investment portfolio as a result of the liquidation of investments to repay our short-term loan.

Interest expense is primarily related to our Senior Notes.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 29, 2016	July 31, 2015	% Change
Provision for income taxes	$28	$8	250%

Our effective tax rate for the first quarter of fiscal 2017 was 30.4% compared to an effective tax rate of (36.4)% for the first quarter of fiscal 2016. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business, with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates for both periods presented were favorably impacted by the geographic mix of profits. The difference in effective tax rates for the first quarters of fiscal 2017 and 2016 were primarily a result of differences in the respective periods’ income before income taxes, primarily the loss reported in the first quarter of fiscal 2016, as well as the impacts of discrete events described below.

In the first quarter of fiscal 2017, we adopted a new accounting standard that simplifies stock-based compensation income tax accounting and presentation within the financial statements. During the first quarter of fiscal 2017, we recorded a discrete charge of $13 million following the post-adoption rules which require that all excess tax benefits and deficiencies from stock-based compensation be recognized as a component of income tax expense.

In June 2015, the IRS signed a closing agreement on our fiscal 2008 to 2010 transfer pricing arrangements. During the first quarter of fiscal 2016, we recorded discrete charges totaling $13 million attributable to the transfer pricing audit settlements and the related re-measurement of uncertain tax positions for tax years subject to future audits.

As of July 29, 2016, we had $218 million of gross unrecognized tax benefits, of which $149 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $154 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	July 29, 2016	April 29, 2016
Cash and cash equivalents and short-term investments	$4,421	$5,303
Principal amount of debt	$1,500	$2,350
Debt as a percentage of stockholders' equity	54%	82%

The following is a summary of our cash flows activities:

	Three Months Ended
(In millions)	July 29, 2016	July 31, 2015
Net cash provided by operating activities	$228	$129
Net cash provided by investing activities	276	742
Net cash used in financing activities	(1,071)	(464)
Effect of exchange rate changes on cash and cash equivalents	(7)	(5)
Net increase (decrease) in cash and cash equivalents	$(574)	$402

Cash Flows

As of July 29, 2016, our cash, cash equivalents and short-term investments were $4.4 billion, a decrease of $0.9 billion from April 29, 2016. The decrease in the first quarter of fiscal 2017 was primarily due to $850 million used to repay our short-term loan, $175 million paid for the repurchase of our common stock and $53 million used for the payment of dividends, partially offset by $228 million of cash provided by operating activities. Accounts receivable DSO was 35 days for the first quarter of fiscal 2017 compared to 54 days for the fourth quarter of fiscal 2016 and 30 days for the first quarter of fiscal 2016 reflecting seasonal patterns of shipment linearity in the first quarter of our fiscal year compared to our fourth quarter, as well as in the first quarter of fiscal 2016, the favorable impact of the extra week of collections. Working capital decreased during the first quarter of fiscal 2017 by $87 million to $2.7 billion as of July 29, 2016 primarily as a result of a decrease in cash, cash equivalents and short-term investments and accounts receivable, partially offset by the repayment of our short-term loan and a decrease in accrued expenses.

Cash Flows from Operating Activities

In the first quarter of fiscal 2017, we generated cash from operating activities of $228 million, reflecting net income of $64 million, adjusted by non-cash depreciation and amortization of $60 million and stock-based compensation of $52 million, compared to $129 million of cash generated from operating activities during the first quarter of 2016.

Changes in assets and liabilities in the first quarter of fiscal 2017 included the following:

•	Accounts receivable decreased $311 million, primarily due to lower seasonal invoicing levels in the first quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016.
•

Accrued compensation decreased $132 million, primarily due to employee compensation payouts related to fiscal year 2016 commissions and incentive compensation plans, as well as payments of restructuring obligations.

We expect that cash provided by operating activities may materially fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the first quarter of fiscal 2017, we generated $313 million from maturities and sales of investments, net of purchases, and paid $36 million for capital expenditures compared to $778 million and $38 million, respectively, during the first quarter of fiscal 2016.

Cash Flows from Financing Activities

During the first quarter of fiscal 2017, we used $850 million to repay our short-term loan, $175 million for the repurchase of 7 million shares of our common stock and $53 million for the payment of dividends, compared to $430 million used for the repurchase of common stock and $54 million for the payment of dividends during the first quarter of fiscal 2016.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including potential future issuances of debt, equity or other securities, will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all.

Liquidity

Our principal sources of liquidity as of July 29, 2016 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	July 29, 2016	April 29, 2016
Cash and cash equivalents	$2,294	$2,868
Short-term investments	2,127	2,435
Total	$4,421	$5,303

As of July 29, 2016 and April 29, 2016, $3.8 billion and $4.8 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.6 billion and $0.5 billion, respectively, were available in the U.S. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings to fund cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carryforwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, and invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 29, 2016.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 29, 2016 (in millions):

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

Credit Facility

Our credit facility, under which we may borrow up to $300 million, provides another potential source of liquidity. The credit facility is an unsecured five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested at that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $50 million and request two additional one-year extensions, subject to certain conditions. As of July 29, 2016, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2017 to be between $100 million and $150 million.

Dividends and Stock Repurchase Program

On August 17, 2016, we declared a cash dividend of $0.19 per share of common stock, payable on October 26, 2016 to holders of record as of the close of business on October 7, 2016.

As of July 29, 2016, our Board of Directors had authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through July 29, 2016, we repurchased a total of 255 million shares of our common stock at an average price of $32.60 per share, for an aggregate purchase price of $8.3 billion. As of July 29, 2016, the remaining authorized amount for stock repurchases under this program was $1.3 billion, with no termination date, which we plan to complete by May 2018.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of July 29, 2016, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $258 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of July 29, 2016, we had $249 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of July 29, 2016, we had $41 million in construction-related obligations and $246 million in other purchase obligations.

Unrecognized Tax Benefits

As of July 29, 2016, our liability for uncertain tax positions was $138 million, including interest, penalties and offsetting indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Sale-leaseback Transaction

In fiscal 2016, we entered into sale-leaseback arrangements of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, the assets will remain on our condensed consolidated balance sheets and proceeds received by us from these transactions are reported as financing obligations. As of July 29, 2016, the balance of these financing obligations was $149 million. At the end of each respective leaseback period, or when our continuing involvement under the leaseback agreements ends, each transaction will be reported as a non-cash sale of land and buildings and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain on sale of properties.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $76 million and $42 million of receivables during the first quarter of fiscal 2017 and fiscal 2016, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of July 29, 2016 and April 29, 2016, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of July 29, 2016, we have not been required to make any significant payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Market Risk and Market Interest Risk

Investments — As of July 29, 2016, we had debt investments of $2.3 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, commercial paper and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of July 29, 2016 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $21 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of July 29, 2016, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $300 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of July 29, 2016, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 29, 2016, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The following descriptions of risk factors includes any material changes to, and supersedes the description of risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 29, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) (the “2016 Form 10-K”) under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly cause our actual results of operations and financial condition to vary materially from the past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and the related notes in Part I, Item 1 – Financial Statements and Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

The following discussion reflects our current judgment regarding the most significant risks we face. These risks can and will change in the future.

Our business may be harmed by trends in the storage market or if we are unable to keep pace with rapid industry, technological and market changes.

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage solutions to address this demand. However, despite continued data growth, the storage market did not experience growth in the last three calendar years due to a combination of customers delaying purchases in the face of technology transitions, increased storage efficiency, and changing economic and business environments. At the same time that customers are navigating through their IT transformations, which leverage modern architectures and hybrid cloud environments, they are also reducing IT budgets, looking for simpler solutions, and rethinking how they consume IT. This evaluation is diverting spending towards transformational projects and architectures like flash, hybrid cloud, software as a service, converged infrastructure, and software defined storage. Our business may be adversely impacted if we are unable to keep pace with rapid industry, technological or market changes or if our Data Fabric strategy is not accepted in the marketplace. As a result of these and other factors discussed in the report, our revenue may grow at a slower rate than in past periods, or may decline as it did in fiscal years 2014, 2015 and 2016, on a year-over year basis. The future impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

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

New or additional product introductions, including new software and flash product offerings, such as Cloud ONTAP, StorageGRID Webscale, all flash FAS, AltaVault, and SolidFire, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to expand production capacity to meet the demand for new products, our ability to successfully manage the transition from older products, and our ability to forecast the impact of customers’ demand for new products or the products being replaced. In addition, as new or enhanced products are introduced, we must also avoid excessive levels of older product inventories and related components and ensure that enough supplies of new products can be delivered to meet customers’ demands. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, delays in sales caused by the desire of customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

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

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and fragmentation. We compete with many companies in the markets we serve, including established public companies, newly public companies with a strong flash focus, and new market entrants addressing the growing opportunity for hyper-converged systems. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services. Technology trends, such as the emergence of hosted (or cloud) storage, software as a service (SaaS) and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service providers, led by AWS, provide customers storage as an operating expense, rather than storage systems capital expenditure, for the customers’ data centers, which meets rapidly evolving business needs and has changed the competitive landscape.

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

For additional information regarding our competitors, see the section entitled “Competition” contained in Item 1 – Business of Part I of our fiscal 2016 Form 10-K. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power. An increase in industry consolidation might result in stronger competitors that are better able to compete as full stack vendors for customers and achieve increased economies of scale in the supply chain. For example, in October 2015, Dell Inc. and EMC Corp. announced their agreement to merge. Also in October 2015, Hewlett-Packard Company split its business into two entities, one of which, HP Enterprise, continues to focus on the storage marketplace and compete with us. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers.

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

As of July 29, 2016, $3.8 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is lower than projected and is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax charge. In any such case, our business, operating results or financial condition could be adversely impacted.

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

We have Senior Notes outstanding as of July 29, 2016 in an aggregate principal amount of $1.5 billion that mature at specific dates in calendar 2017, 2021 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $300 million, under which we had no borrowings outstanding as of July 29, 2016. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 29, 2016:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 30, 2016 - May 27, 2016	1,905	$22.95	249,214	$1,456
May 28, 2016 - June 24, 2016	3,812	$24.84	253,026	$1,361
June 25, 2016 - July 29, 2016	1,515	$24.14	254,541	$1,324
Total	7,232	$24.20

In May 2003, our Board of Directors approved a stock repurchase program. As of July 29, 2016, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Since inception of the program through July 29, 2016, we repurchased a total of 255 million shares of our common stock for an aggregate purchase price of $8.3 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

NETAPP, INC.
(Registrant)

/s/ RONALD J. PASEK
Ronald J. Pasek
Executive Vice President and Chief Financial Officer

Date: September 2, 2016

EXHIBIT INDEX

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Change of Control Severance Agreement	8-K	000-27130	10.1	June 22, 2016

10.2*	Form of CEO Change of Control Severance Agreement	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Identifies management plan or compensatory plan or arrangement.