Form 10-Q
period 2016-10-28
NetApp, Inc.
filed 2016-12-02
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2016

or

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

As of November 18, 2016, there were 275,377,627 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2016 NetApp, Inc. All Rights Reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, and the marks listed at http://www.netapp.com/TM are trademarks of NetApp, Inc., Other company and product names may be trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 28, 2016	April 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,113	$2,868
Short-term investments	2,244	2,435
Accounts receivable	547	813
Inventories	97	98
Other current assets	219	234
Total current assets	5,220	6,448
Property and equipment, net	949	937
Goodwill	1,676	1,676
Other intangible assets, net	158	180
Other non-current assets	759	796
Total assets	$8,762	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$253	$254
Accrued expenses	620	765
Short-term loan	—	849
Short-term deferred revenue and financed unearned services revenue	1,655	1,794
Total current liabilities	2,528	3,662
Long-term debt	1,492	1,490
Other long-term liabilities	407	413
Long-term deferred revenue and financed unearned services revenue	1,546	1,591
Total liabilities	5,973	7,156

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value, (276 and 281 shares issued and outstanding as of October 28, 2016 and April 29, 2016, respectively)	2,830	2,912
Retained earnings	—	—
Accumulated other comprehensive loss	(41)	(31)
Total stockholders' equity	2,789	2,881
Total liabilities and stockholders' equity	$8,762	$10,037

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Revenues:
Product	$710	$815	$1,370	$1,479
Software maintenance	242	233	483	481
Hardware maintenance and other services	388	397	781	820
Net revenues	1,340	1,445	2,634	2,780
Cost of revenues:
Cost of product	376	408	735	753
Cost of software maintenance	7	9	15	19
Cost of hardware maintenance and other services	128	144	258	308
Total cost of revenues	511	561	1,008	1,080
Gross profit	829	884	1,626	1,700
Operating expenses:
Sales and marketing	418	448	847	940
Research and development	200	216	407	460
General and administrative	69	74	137	153
Restructuring and other charges	—	1	—	28
Total operating expenses	687	739	1,391	1,581
Income from operations	142	145	235	119
Other income (expense), net	—	(1)	(1)	3
Income before income taxes	142	144	234	122
Provision for income taxes	33	30	61	38
Net income	$109	$114	$173	$84
Net income per share:
Basic	$0.39	$0.39	$0.62	$0.28
Diluted	$0.38	$0.39	$0.61	$0.28
Shares used in net income per share calculations:
Basic	278	294	278	299
Diluted	284	296	283	302
Cash dividends declared per share	$0.190	$0.180	$0.380	$0.360

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

.	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net income	$109	$114	$173	$84
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(1)	(11)	(2)
Defined benefit obligations:
Reclassification adjustments related to defined benefit obligations	1	1	1	2
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	(5)	—	(2)	(9)
Reclassification adjustments for gains included in net income	—	(1)	—	(1)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	—	(1)	3	(3)
Reclassification adjustments for (gains) losses included in net income	(1)	1	(1)	2
Other comprehensive loss	(10)	(1)	(10)	(11)
Comprehensive income	$99	$113	$163	$73

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 28, 2016	October 30, 2015
Cash flows from operating activities:
Net income	$173	$84
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117	136
Stock-based compensation	103	136
Deferred income taxes	28	(79)
Other non-cash items, net	(15)	27
Changes in assets and liabilities:
Accounts receivable	264	189
Inventories	1	21
Other operating assets	49	59
Accounts payable	(13)	(60)
Accrued expenses	(138)	(88)
Deferred revenue and financed unearned services revenue	(179)	(137)
Other operating liabilities	(4)	(14)
Net cash provided by operating activities	386	274
Cash flows from investing activities:
Purchases of investments	(795)	(886)
Maturities, sales and collections of investments	985	1,674
Purchases of property and equipment	(92)	(84)
Other investing activities, net	(1)	—
Net cash provided by investing activities	97	704
Cash flows from financing activities:
Issuance of common stock under employee stock award plans	25	25
Repurchase of common stock	(292)	(613)
Repayment of short-term loan	(850)	—
Dividends paid	(105)	(107)
Other financing activities, net	(3)	1
Net cash used in financing activities	(1,225)	(694)
Effect of exchange rate changes on cash and cash equivalents	(13)	(8)
Net increase (decrease) in cash and cash equivalents	(755)	276
Cash and cash equivalents:
Beginning of period	2,868	1,922
End of period	$2,113	$2,198

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 29, 2016 contained in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 28, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

Accounting Change – In the first quarter of fiscal 2017, we early adopted a new accounting standards update that the Financial Accounting Standards Board (FASB) issued in March 2016 that simplifies the accounting for certain aspects of stock-based payments to employees. The new standard requires that certain amendments relevant to us be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is adopted.

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

The new standard eliminated the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions as additional paid-in capital. As a result, we recognized $17 million of tax deficiencies in our provision for income taxes, rather than additional paid–in capital, for the six months ended October 28, 2016.

We elected to report cash flows related to excess tax benefits on a prospective basis. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to our statements of cash flows since such cash flows have historically been presented as a financing activity.

There have been no other significant changes in our significant accounting policies as of and for the six months ended October 28, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016.

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

In October 2016, the FASB issued an accounting standards update that requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to an outside party. This new standard will be effective for us in our first fiscal quarter of fiscal 2019, although early adoption in our first quarter of fiscal 2018 is permitted. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as our planned adoption date.

3. Statements of Cash Flows Additional Information

Non-cash investing activities and supplemental cash flow information are as follows (in millions):

	Six Months Ended
	October 28, 2016	October 30, 2015
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$35	$15
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$70	$94
Interest paid	$23	$20

4. Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	October 28, 2016			April 29, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$148	$(28)	$120	$403	$(289)	$114
Customer contracts/relationships	43	(11)	32	46	(7)	39
Other purchased intangibles	9	(3)	6	10	(2)	8
Total intangible assets subject to amortization	200	(42)	158	459	(298)	161
In-process research and development	—	—	—	19	—	19
Total purchased intangible assets	$200	$(42)	$158	$478	$(298)	$180

As of October 28, 2016, the in-process research and development project related to the SolidFire acquisition had been completed, and the associated intangible asset was included in developed technology.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statement of
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015	Operations Classifications
Developed technology	$7	$14	$13	$28	Cost of revenues
Customer contracts/relationships	3	—	7	—	Operating expenses
Other purchased intangibles	1	—	2	—	Operating expenses
Total	$11	$14	$22	$28

As of October 28, 2016, future amortization expense related to purchased intangible assets subject to amortization is as follows (in millions):

Fiscal Year	Amount
Remainder of 2017	$26
2018	49
2019	42
2020	26
2021	15
Total	$158

5. Balance Sheet Details

Cash and cash equivalents (in millions):

	October 28, 2016	April 29, 2016
Cash	$1,876	$2,714
Cash equivalents	237	154
Cash and cash equivalents	$2,113	$2,868

Inventories (in millions):

	October 28, 2016	April 29, 2016
Purchased components	$10	$10
Finished goods	87	88
Inventories	$97	$98

Property and equipment, net (in millions):

	October 28, 2016	April 29, 2016
Land	$215	$215
Buildings and improvements	605	605
Leasehold improvements	107	106
Computer, production, engineering and other equipment	749	751
Computer software	352	352
Furniture and fixtures	88	88
Construction-in-progress	135	74
	2,251	2,191
Accumulated depreciation and amortization	(1,302)	(1,254)
Property and equipment, net	$949	$937

Other non-current assets (in millions):

	October 28, 2016	April 29, 2016
Deferred tax assets	$590	$621
Other assets	169	175
Other non-current assets	$759	$796

Accrued expenses (in millions):

	October 28, 2016	April 29, 2016
Accrued compensation and benefits	$288	$371
Product warranty liability	36	48
Other current liabilities	296	346
Accrued expenses	$620	$765

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Balance at beginning of period	$61	$81	$70	$86
Expense accrued during the period	1	13	5	22
Warranty costs incurred	(8)	(14)	(21)	(28)
Balance at end of period	$54	$80	$54	$80

	October 28, 2016	April 29, 2016
Accrued expenses	$36	$48
Other long-term liabilities	18	22
Total warranty liabilities	$54	$70

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Deferred revenue and financed unearned services revenue (in millions):

	October 28, 2016	April 29, 2016
Deferred product revenue	$64	$68
Deferred services revenue	2,928	3,100
Financed unearned services revenue	209	217
Total	$3,201	$3,385

Reported as:
Short-term	$1,655	$1,794
Long-term	1,546	1,591
Total	$3,201	$3,385

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

6. Other income (expense), net

Other income (expense), net consists of the following (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Interest income	$10	$11	$21	$24
Interest expense	(12)	(12)	(27)	(23)
Other income, net	2	—	5	2
Total other income (expense), net	$—	$(1)	$(1)	$3

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

Investments

The following is a summary of our investments (in millions):

	October 28, 2016				April 29, 2016
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,234	$4	$(1)	$1,237	$1,370	$5	$(1)	$1,374
U.S. Treasury and government debt securities	669	1	(1)	669	878	2	—	880
Foreign government debt securities	27	—	—	27	35	—	—	35
Commercial paper	476	—	—	476	202	—	—	202
Certificates of deposit	72	—	—	72	98	—	—	98
Mutual funds	32	—	—	32	30	—	—	30
Total debt and equity securities	$2,510	$5	$(2)	$2,513	$2,613	$7	$(1)	$2,619

As of October 28, 2016, gross unrealized losses related to individual securities were not significant.

The following table presents the contractual maturities of our debt investments as of October 28, 2016 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,149	$1,150
Due after one year through five years	1,329	1,331
	$2,478	$2,481

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 28, 2016
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$1,876	$1,876	$—
Corporate bonds	1,237	—	1,237
U.S. Treasury and government debt securities	669	215	454
Foreign government debt securities	27	—	27
Commercial paper	476	—	476
Certificates of deposit	72	—	72
Total cash, cash equivalents and short-term investments	$4,357	$2,091	$2,266
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$26	$26	$—
Foreign currency exchange contracts assets (1)	$7	$—	$7
Foreign currency exchange contracts liabilities (3)	$(2)	$—	$(2)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of October 28, 2016 and April 29, 2016, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Long-Term Debt

As of October 28, 2016 and April 29, 2016, the fair value of our long-term debt was approximately $1,533 million and $1,519 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt (in millions, except interest rates):

	October 28, 2016		April 29, 2016
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due December 2017	$750	2.25%	$750	2.25%
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
Total principal amount	1,500		1,500
Unamortized discount and issuance costs	(8)		(10)
Total long-term debt	$1,492		$1,490

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 28, 2016, we were in compliance with all covenants associated with the Senior Notes.

As of October 28, 2016, our aggregate future principal debt maturities are as follows (in millions):

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

Borrowings under the facility, except for swingline loans, accrue interest in arrears at an alternate base rate as defined in the credit agreement or, at our option, an adjusted London Interbank Offered Rate (LIBOR) plus in each case, a spread (based on our public debt ratings and the type of loan) ranging from 0.2% to 1.2%. Swingline borrowings accrue interest at an alternate base rate. In addition, we are required to pay fees to maintain the credit facility, whether or not we have outstanding borrowings. The facility contains financial covenants requiring us to maintain a maximum leverage ratio of not more than 3.0:1.0 and a minimum interest coverage ratio of not less than 3.5:1.0. The facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur debt secured by liens on assets or indebtedness of our subsidiaries and to consolidate, merge or sell all or substantially all of our assets. As of October 28, 2016, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Short-Term Loan

In February 2016, in connection with the SolidFire acquisition, we entered into a short-term loan of $870 million with a maturity of November 2, 2016. As of October 28, 2016, we have repaid the loan in full and have terminated the related loan agreement.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, the assets will remain on our condensed consolidated balance sheets, and proceeds received by us from these transactions are reported as financing obligations. As of October 28, 2016, the balance of these financing obligations was $149 million. At the end of each respective leaseback period, or when our continuing involvement under the leaseback agreements ends, each transaction will be reported as a non-cash sale of land and buildings and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain on sale of properties.

9. Stockholders’ Equity

Equity Incentive Awards

As of October 28, 2016, we have outstanding certain equity incentive awards (awards), which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 29, 2016	9	$34.01
Exercised	(1)	$20.83
Forfeited and expired	(2)	$39.23
Outstanding as of October 28, 2016	6	$34.37	3.49	$32
Exercisable as of October 28, 2016	4	$39.88	2.42	$7

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Six Months Ended
	October 28, 2016	October 30, 2015
Intrinsic value of exercises	$11	$8
Proceeds received from exercises	$20	$19
Fair value of options vested	$9	$7

Restricted Stock Units

In the six months ended October 28, 2016, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends the last day of fiscal 2018 or 2019, respectively. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of the PBRSUs were fixed at grant date using a Monte Carlo simulation model and the related aggregate compensation cost of $15 million is being recognized over the shorter of the remaining applicable performance or service periods.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 29, 2016	13	$32.46
Granted	5	$24.10
Vested	(4)	$32.86
Forfeited	(2)	$32.50
Outstanding as of October 28, 2016	12	$28.59

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Six Months Ended
	October 28, 2016	October 30, 2015
Shares withheld for taxes	1	1
Fair value of shares withheld	$36	$44

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Six Months Ended
	October 28, 2016	October 30, 2015
Shares issued under the ESPP	2	2
Proceeds from issuance of shares	$42	$50

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Cost of product revenues	$1	$1	$2	$3
Cost of hardware maintenance and other services revenues	3	4	7	10
Sales and marketing	21	26	44	57
Research and development	17	18	32	44
General and administrative	9	10	18	22
Total stock-based compensation expense	$51	$59	$103	$136

As of October 28, 2016, total unrecognized compensation expense related to our equity awards was $311 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.1 years.

Stock Repurchase Program

As of October 28, 2016, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the six months ended October 28, 2016 (in millions, except per share amounts):

Number of shares repurchased	11
Average price per share	$27.60
Aggregate purchase price	$292
Remaining authorization at end of period	$1,208

The aggregate purchase price of our stock repurchases for the six months ended October 28, 2016 consisted of $292 million of open market purchases, of which $127 million and $165 million were allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through October 28, 2016, we repurchased a total of 258 million shares of our common stock at an average price of $32.64 per share, for an aggregate purchase price of $8.4 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Six Months Ended
	October 28, 2016	October 30, 2015
Dividends per share declared	$0.38	$0.36
Dividend payments allocated to additional paid-in capital	$76	$84
Dividend payments allocated to retained earnings	$29	$23

On November 16, 2016, we declared a cash dividend of $0.19 per share of common stock, payable on January 25, 2017 to holders of record as of the close of business on January 6, 2017. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings

A reconciliation of retained earnings is as follows (in millions):

Balance as of April 29, 2016	$—
Cumulative-effect of new accounting principle	21
Net income	173
Repurchases of common stock	(165)
Dividends	(29)
Balance as of October 28, 2016	$—

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 29, 2016	$(19)	$(16)	$6	$(2)	$(31)
OCI before reclassifications, net of tax	(11)	—	(2)	3	(10)
Amounts reclassified from AOCI, net of tax	—	1	—	(1)	—
Total OCI	(11)	1	(2)	2	(10)
Balance as of October 28, 2016	$(30)	$(15)	$4	$—	$(41)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Statements of Operations Location
Recognized losses on defined benefit obligations	$1	1	$1	$2	Operating expenses
Realized gains on available-for-sale securities	—	(1)	—	(1)	Other income (expense), net
Realized (gains) losses on cash flow hedges	(1)	1	(1)	2	Net revenues
Total reclassifications	$—	$1	$—	$3

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 28, 2016 and April 29, 2016. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 28, 2016	April 29, 2016
Cash Flow Hedges
Forward contracts purchased	$127	$99
Balance Sheet Contracts
Forward contracts sold	$189	$160
Forward contracts purchased	$281	$396

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our condensed consolidated statements of operations is presented in the condensed consolidated statements of comprehensive income and Note 9 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	Gain Recognized into Income		Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$2	$—	$6	$(7)

11. Restructuring and Other Charges

During fiscal 2016, management approved two restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities. These actions consisted of the May 2015 Plan and the March 2016 Plan, under which we reduced our global workforce by an aggregate of approximately 14%. These plans have been completed as of October 28, 2016. Restructuring and other charges related to these plans consisted primarily of employee severance-related costs.

Activities related to the fiscal 2016 restructuring actions are summarized as follows (in millions):

	Six Months Ended	Six Months Ended
	October 28, 2016	October 30, 2015
Balance at beginning of period	$45	$—
Net charges	—	28
Cash payments	(42)	(23)
Balance at end of period	$3	$5

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 28, 2016	October 30, 2015
Effective tax rates	26.1%	31.1%

Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The differences in effective tax rates for the six months ended October 28, 2016 and October 30, 2015 were primarily a result of differences in year-to-date profits before tax and the impacts of discrete events as described below.

During the first quarter of fiscal 2017, we adopted a new accounting standard that simplifies stock-based compensation income tax accounting and presentation within the financial statements. During the six months ended October 28, 2016, we recorded discrete charges of $17 million following the post-adoption rules which require that all excess tax benefits and deficiencies from stock-based compensation be recognized as a component of income tax expense. See Note 1 – Description of Business and Significant Accounting Policies for more details regarding the adoption of this accounting standard.

In June 2015, the Internal Revenue Service (IRS) signed a closing agreement on our fiscal 2008 to 2010 transfer pricing arrangements and, in October 2015, completed the examination of our fiscal 2008 to 2010 income tax returns. During the six months ended October 30, 2015, we recorded discrete charges totaling $23 million, attributable to the audit settlements and related re-measurement of uncertain tax positions for tax years subject to future audits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Six Months Ended
	October 28, 2016	October 30, 2015
Balance at beginning of period	$216	$272
Additions based on tax positions related to the current year	3	7
Additions for tax positions of prior years	5	20
Decreases for tax positions of prior years	—	(38)
Settlements	(12)	(52)
Balance at end of period	$212	$209

As of October 28, 2016, we had $212 million of gross unrecognized tax benefits, of which $154 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $156 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

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

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Numerator:
Net income	$109	$114	$173	$84
Denominator:
Shares used in basic computation	278	294	278	299
Dilutive impact of employee equity award plans	6	2	5	3
Shares used in diluted computation	284	296	283	302
Net Income per Share:
Basic	$0.39	$0.39	$0.62	$0.28
Diluted	$0.38	$0.39	$0.61	$0.28

We have excluded 5 million and 19 million weighted-average shares of common stock potentially issuable under employee equity award plans in the three months ended October 28, 2016 and October 30, 2015, respectively, and 10 million and 14 million shares of common stock potentially issuable under employee equity award plans in the six months ended October 28, 2016 and October 30, 2015, respectively, from the diluted net income per share calculations as their effect would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
United States, Canada and Latin America (Americas)	$768	$819	$1,504	$1,564
Europe, Middle East and Africa (EMEA)	396	430	783	845
Asia Pacific (APAC)	176	196	347	371
Net revenues	$1,340	$1,445	$2,634	$2,780

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $697 million and $743 million during the three months ended October 28, 2016 and October 30, 2015, respectively, and were $1,363 million and $1,408 million during the six months ended October 28, 2016 and October 30, 2015, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	October 28, 2016	April 29, 2016
U.S.	$450	$513
International	3,907	4,790
Total	$4,357	$5,303

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 28, 2016	April 29, 2016
U.S.	$757	$797
International	192	140
Total	$949	$937

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Arrow Electronics, Inc.	23%	22%	21%	22%
Avnet, Inc.	20%	19%	20%	18%

The following customers accounted for 10% or more of accounts receivable:

	October 28, 2016	April 29, 2016
Arrow Electronics, Inc.	14%	12%
Avnet, Inc.	14%	15%

15. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally. Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $238 million as of October 28, 2016.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of October 28, 2016, we had $291 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 28, 2016 and April 29, 2016, such liability amounted to $4 million and $7 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of October 28, 2016, we had $15 million in construction related obligations and $231 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $108 million and $72 million of receivables during the six months ended October 28, 2016 and October 30, 2015, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of October 28, 2016 and April 29, 2016, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of October 28, 2016, we have not been required to make any significant payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of October 28, 2016 related to such matters as they are not probable and/or reasonably estimable.

16. Subsequent Event

On November 3, 2016, we announced a restructuring and reduction in workforce to streamline our core business and reduce operating expenses. In connection with these actions, we expect to reduce our worldwide headcount by approximately 6% and to incur aggregate charges of approximately $50 to $60 million for employee terminations and other costs associated with the restructuring, the majority of which we will recognize in the third quarter of fiscal 2017. We expect to implement these actions through the end of the fourth quarter of fiscal 2017.

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

In order to provide better visibility into our transition from older products to our newer, higher growth products and greater clarity into the dynamics of our product revenue, rather than grouping our product revenues by hardware platform, we are now grouping them by “Strategic” and “Mature” solutions. Strategic solutions include Clustered ONTAP (formerly named clustered Data OnTap or cDOT), branded E-Series, SolidFire, AltaVault and optional add-on software products. Mature solutions include 7-mode OnTap, add-on hardware and related operating system (OS) software and original equipment manufacturers (OEM) products. Both our Mature and Strategic product lines include a mix of disk, hybrid and all flash storage media.

We continue to report services as software maintenance services and hardware maintenance and other services.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net revenues	$1,340	$1,445	$2,634	$2,780
Gross profit	$829	$884	$1,626	$1,700
Gross profit margin percentage	62%	61%	62%	61%
Income from operations	$142	$145	$235	$119
Income from operations as a percentage of net revenues	11%	10%	9%	4%
Net income	$109	$114	$173	$84
Diluted net income per share	$0.38	$0.39	$0.61	$0.28
Operating cash flows	$158	$145	$386	$274

	October 28, 2016	April 29, 2016
Deferred revenue and financed unearned services revenue	$3,201	$3,385
Days sales outstanding (DSO)	37	54

Subsequent Event

Restructuring Event

On November 3, 2016, we announced a restructuring and reduction in workforce to streamline our business and reduce operating expenses. In connection with these actions, we expect to reduce our worldwide headcount by approximately 6%. The reduction in workforce will be implemented through the end of the fourth quarter of this fiscal year. We expect to incur aggregate charges of approximately $50 to $60 million for employee terminations and other costs associated with the restructuring, consisting primarily of cash expenditures. The majority of these charges will be recognized in the third quarter of fiscal 2017.

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

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Revenues:
Product	53%	56%	52%	53%
Software maintenance	18	16	18	17
Hardware maintenance and other services	29	27	30	29
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	28	28	28	27
Cost of software maintenance	1	1	1	1
Cost of hardware maintenance and other services	10	10	10	11
Gross profit	62	61	62	61
Operating expenses:
Sales and marketing	31	31	32	34
Research and development	15	15	15	17
General and administrative	5	5	5	6
Restructuring and other charges	—	—	—	1
Total operating expenses	51	51	53	57
Income from operations	11	10	9	4
Other income (expense), net	—	—	—	—
Income before income taxes	11	10	9	4
Provision for income taxes	2	2	2	1
Net income	8%	8%	7%	3%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the second quarter and first six months of fiscal 2017 were $1,340 million and $2,364 million, respectively, reflecting a decrease of $105 million, or 7%, and $146 million, or 5%, respectively, compared to the corresponding periods of the prior year. The primary reason for the decreases in the second quarter and the first six months of fiscal 2017 compared to the corresponding periods in the prior year was lower product revenue, largely due to higher discounting in the current periods on both strategic and mature products. Additionally, software and hardware maintenance and other services revenues were lower in the first six months of fiscal 2017 compared to the corresponding period in the prior year due to the impact of having one more week of maintenance revenue amortization in the first quarter of fiscal 2016 compared to fiscal 2017.

Gross profit as a percentage of net revenues increased one percentage point for each of the second quarter and first six months of fiscal 2017 compared to the corresponding periods of the prior year, primarily due to higher gross margins on software and hardware maintenance and other services revenues, partially offset by lower gross margins on product revenues.

Sales and marketing, research and development, and general and administrative expenses for the second quarter and first six months of fiscal 2017 totaled $687 million, or 51% of net revenues and $1,391 million, or 53% of net revenues, respectively, compared to $738 million, or 51% of net revenues, and $1,553 million, or 56% of net revenues, respectively, for the corresponding periods of the prior year. The decreases in expenses in dollars were primarily due to a decrease in average headcount as a result of restructuring plans, as well as other cost reduction initiatives, partially offset by additional operating expenses related to the February 2016 acquisition of SolidFire, Inc.

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Net revenues	$1,340	$1,445	(7)%	$2,634	$2,780	(5)%

Product revenues decreased in the second quarter of fiscal 2017 compared to the corresponding period in the prior year, while, revenues from software and hardware maintenance and other services were flat. Product revenues represented 53% of net revenues for the second quarter of fiscal 2017 compared to 56% for the corresponding period of the prior year.

Product revenues decreased in the first six months of fiscal 2017 compared to the corresponding period in the prior year. Revenues from software and hardware maintenance and other services of $1,264 million in aggregate for the first six months of fiscal 2017 decreased $37 million, reflecting one more week of maintenance revenue amortization in the first quarter of fiscal 2016. Product revenues represented 52% of net revenues for the first six months of fiscal 2017 compared to 53% for the corresponding periods of the prior year.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Arrow Electronics, Inc.	23%	22%	21%	22%
Avnet, Inc.	20%	19%	20%	18%

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Product revenues	$710	$815	(13)%	$1,370	$1,479	(7)%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, original equipment manufacturer (OEM) products and add-on hardware and software.

Product revenues from strategic solutions represented 62% and 61% of product revenues in the second quarter and first six months of fiscal 2017, respectively, compared to 53% and 51% in the second quarter and first six months of the prior year. Product revenues from mature solutions represented 38% and 39% of product revenues, in the second quarter and first six months of fiscal 2017, respectively, compared to 47% and 49% in the second quarter and first six months of the prior year.

Total product revenues from strategic solutions totaled $439 million in the second quarter of fiscal 2017, reflecting a 1% increase from $434 million in the second quarter of fiscal 2016. This increase was primarily due to a 14% increase in unit volume of Clustered ONTAP systems, partially offset by a decrease in Average Selling Price (ASP) primarily due to shift in mix from high end to mid-range and entry level platforms, as well as higher discounting. Total product revenue from mature solutions totaled $270 million in the second quarter of fiscal 2017, reflecting a 29% decrease from $381 million in the second quarter of fiscal 2016. This decrease was primarily due to a 57% decrease in unit volume of 7-mode systems, as well as a decrease in ASP. In addition, add-on storage and related OS revenues decreased 23%. These fluctuations reflect the on-going trend of movement of customer demand from our older products to our newer products. However, OEM revenue increased 3% due to seasonal demand, which is not expected to be an on-going trend.

Total product revenues from strategic solutions totaled $839 million in the first six months of fiscal 2017, reflecting an 11% increase from $757 million in the first six months of fiscal 2016. This increase was primarily due to a 23% increase in unit volume of Clustered ONTAP systems, partially offset by a decrease in ASP reflecting higher discounting. Total product revenue from mature solutions totaled $531 million in the first six months of fiscal 2017, reflecting a 26% decrease from $722 million in the first six months of fiscal 2016. This decrease was primarily due to a 51% decrease in unit volume of 7-mode systems, as well as a decrease in ASP. In addition, add-on storage and related OS revenues decreased 18% and OEM revenue decreased 5%. These fluctuations are primarily due to the factors discussed above.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Software maintenance revenues	$242	$233	4%	$483	$481	—%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Hardware maintenance and other services revenues	$388	$397	(2)%	$781	$820	(5)%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were $316 million for the second quarter of fiscal 2017 compared to $326 million for the second quarter of fiscal 2016. Professional services and educational and training services revenues were $72 million for the second quarter of fiscal 2017 compared to $71 million in the second quarter of fiscal 2016.

Hardware maintenance contract revenues were $639 million for the first six months of fiscal 2017 compared to $672 million for the first six months of fiscal 2016. The decrease in hardware maintenance contract revenues reflects one more week of maintenance revenue amortization in the first quarter of fiscal 2016 compared to fiscal 2017. Professional services and educational and training services revenues were $142 million for the first six months of fiscal 2017 compared to $148 million in the first six months of fiscal 2016.

Revenues by Geographic Area:

	Three Months Ended		Six Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
United States, Canada and Latin America (Americas)	57%	57%	57%	56%
Europe, Middle East and Africa (EMEA)	30%	30%	30%	30%
Asia Pacific (APAC)	13%	14%	13%	13%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States public sector (USPS) markets. Our geographic distribution of revenues as a percentage of net revenues was relatively consistent in the second quarter and first six months of fiscal 2017 compared to the second quarter and first six months of fiscal 2016.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Cost of product revenues	$376	$408	(8)%	$735	$753	(2)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2017 to Fiscal 2016	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Materials costs	(1)	6
Warranty	(3)	(2)
Amortization of purchased intangible assets	(2)	(2)
Other	(2)	(4)
Total change	(8)	(2)

Cost of product revenues represented 53% and 54% of product revenues for the second quarter and first six months of fiscal 2017, respectively, compared to 50% and 51% in the second quarter and first six months of fiscal 2016, respectively.

Materials costs represented 92% of product costs for the second quarter of fiscal 2017 compared to 86% in the second quarter of fiscal 2016, and decreased $6 million from the second quarter of fiscal 2016. Materials costs were impacted by a 21% increase in materials costs related to strategic products, primarily due to higher unit volume for configured Clustered ONTAP systems, partially offset by a 26% decrease in materials costs for mature products reflecting lower volume in 7-Mode systems. Average unit materials costs for Clustered ONTAP increased due to changes in platform and configuration mix, while average unit materials costs for 7-mode systems were relatively flat in the second quarter of fiscal 2017 compared to the corresponding period in the prior year.

Materials costs represented 91% of product costs for the first six months of fiscal 2017 compared to 83% in the first six months of fiscal 2016, and increased $46 million from the first six months of fiscal 2016. Materials costs were impacted by a 34% increase in materials costs related to strategic products, primarily due to an increase in volume for configured Clustered ONTAP systems, partially offset by a 20% decrease in materials costs for mature products reflecting a decrease in volume in 7-Mode systems. Average unit materials costs for both Clustered ONTAP and 7-mode systems increased in the first six months of fiscal 2017 compared to the corresponding period in the prior year, due to a combination of changes in platform and configuration mix.

The combination of changes in ASP, unit materials costs and volumes resulted in lower standard margins for both strategic and mature products in each of the first quarter and first six months of fiscal 2017 compared to the corresponding periods in the prior year.

Cost of product revenues in the second quarter and first six months of fiscal 2017 was also favorably impacted by decreases in warranty expense of $12 million and $17 million, respectively, compared to the corresponding periods in the prior year. The amortization of acquired intangibles in the second quarter and first six months of fiscal 2017 decreased $7 million and $14 million, respectively, compared to the corresponding periods in the prior year due to the impact of certain acquired developed technology being fully amortized by the end of fiscal 2016, partially offset by the amortization of developed technology related to the SolidFire acquisition.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Cost of software maintenance revenues	$7	$9	(22)%	$15	$19	(21)%

Cost of software maintenance revenues decreased in the second quarter and first six months of fiscal 2017 compared to the second quarter and first six months of fiscal 2016. Cost of software maintenance revenues represented 3% of software maintenance revenues for each of the second quarter and first six months of fiscal 2017 compared to 4% of software maintenance revenues for each of the second quarter and first six months of 2016.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Cost of hardware maintenance and other services revenues	$128	$144	(11)%	$258	$308	(16)%

Cost of hardware maintenance and other services revenues decreased $16 million and $50 million for the second quarter and first six months of fiscal 2017, respectively, compared to the corresponding periods of the prior year, primarily due to the benefits of our cost reduction initiatives. Costs represented 33% of hardware and maintenance and other services revenues in each of the second quarter and first six months of fiscal 2017 compared to 36% and 38% in the second quarter and first six months of fiscal 2016, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased $10 million, or 3%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 primarily due to lower salary and stock-based compensation expenses reflecting a 13% decrease in average headcount as a result of restructuring plans, partially offset by higher incentive compensation expense, reflecting stronger operating performance against goals, and the impact of the SolidFire acquisition.

Total compensation costs included in operating expenses decreased $89 million, or 10%, in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 primarily due to lower salary and stock-based compensation expenses reflecting a 14% decrease in average headcount as a result of restructuring plans and the impact of one more week in the first quarter of fiscal 2016 compared to fiscal 2017, partially offset by higher incentive compensation expense, reflecting stronger operating performance against goals, and increased operating expenses related to the SolidFire acquisition.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Sales and marketing expenses	$418	$448	(7)%	$847	$940	(10)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2017 to Fiscal 2016	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Compensation costs	(2)	(5)
Facilities and IT support costs	(3)	(3)
Other	(2)	(2)
Total change	(7)	(10)

Compensation costs for the second quarter and the first six months of fiscal 2017 compared to the corresponding periods in the prior year were favorably impacted by lower salary and stock-based compensation expenses due to an 11% decrease in average headcount, but were unfavorably impacted by higher incentive compensation expense. Facilities and IT support costs for the second quarter and first six months of 2017 compared to the corresponding periods of the prior year were favorably impacted by cost containment efforts. In addition, sales and marketing expenses were favorably impacted in the first six months of fiscal 2017 due to the first quarter of fiscal 2016 having one more week than the first quarter of fiscal 2017.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Research and development expenses	$200	$216	(7)%	$407	$460	(12)%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2017 to Fiscal 2016	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Compensation costs	(2)	(8)
Development projects and outside services	(2)	(1)
Facilities and IT support costs	(1)	(1)
Other	(2)	(2)
Total change	(7)	(12)

Compensation costs for the second quarter and first six months of fiscal 2017 compared to the corresponding periods of the prior year primarily were favorably impacted by lower salary and stock-based compensation expenses due to a 17% and 19% decrease in average headcount, respectively but were unfavorably impacted by higher incentive compensation expense. Development projects and outside services for the second quarter and first six months of fiscal 2017 compared to the corresponding periods of the prior year were favorably impacted by lower spending on materials and services associated with engineering activities to develop new product lines and enhancements to existing products due to the completion of certain key development projects. Facilities and IT support costs for the second quarter and first six months of 2017 compared to the corresponding periods of the prior year were favorably impacted by cost containment efforts. In addition, research and development expenses were favorably impacted in the first six months of fiscal 2017 due to the first quarter of fiscal 2016 having one more week than the first quarter of fiscal 2017.

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
General and administrative expenses	$69	$74	(7)%	$137	$153	(10)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2017 to Fiscal 2016	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Compensation costs	2	(6)
Professional and legal fees and outside services	(6)	(2)
Other	(3)	(2)
Total change	(7)	(10)

Compensation costs for the second quarter and the first six months of fiscal 2017 compared to the second quarter of fiscal 2016 were favorably impacted by lower salary and stock-based compensation expenses due to an 8% decrease in average headcount, but were unfavorably impacted by higher incentive compensation expense. Professional and legal fees and outside services expense for the second quarter and first six months of fiscal 2017 compared to the corresponding periods of the prior year were favorably impacted by lower spending levels on consulting fees and projects. In addition, general and administrative expenses were favorably impacted in the first six months of fiscal 2017 due to the first quarter of fiscal 2016 having one more week than the first quarter of fiscal 2017.

Restructuring and other charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Restructuring and other charges	$—	1	(100)%	$—	28	(100)%

During fiscal 2016, management approved two restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities, which included a restructuring plan announced in May 2015 under which we reduced our global workforce by approximately 3%. Restructuring and other charges related to this plan consisted primarily of employee severance-related costs. See Note 11 – Restructuring and Other Charges of the Notes to Condensed Consolidated Financial Statements for more details regarding our restructuring plans.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Interest income	$10	$11	(9)%	$21	$24	(13)%
Interest expense	(12)	(12)	—%	(27)	(23)	17%
Other income, net	2	—	NM	5	2	150%
Total	$—	$(1)	(100)%	$(1)	$3	NM

NM - Not Meaningful

The decreases in interest income in the second quarter and first six months of fiscal 2017 compared to the corresponding periods of the prior year were primarily due to a decrease in the size of our investment portfolio.

Interest expense is primarily related to our Senior Notes.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2016	October 30, 2015	% Change	October 28, 2016	October 30, 2015	% Change
Provision for income taxes	$33	$30	10%	$61	$38	61%

Our effective tax rate for the second quarter of fiscal 2017 was 23.2% compared to an effective tax rate of 20.8% for the second quarter of fiscal 2016. Our effective tax rate for the first six months of fiscal 2017 was 26.1% compared to an effective tax rate of 31.1% for the first six months of fiscal 2016. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business, with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates for all periods presented were favorably impacted by the geographic mix of profits. Our effective tax rates decreased for the first six months of fiscal 2017, compared to the corresponding period in the prior year primarily as a result of differences in the respective periods’ income before taxes, as well as the impacts of discrete events described below.

In the first quarter of fiscal 2017, we adopted a new accounting standard that simplifies stock-based compensation income tax accounting and presentation within the financial statements. During the first six months of fiscal 2017, we recorded a discrete charge of $17 million following the post-adoption rules which require that all excess tax benefits and deficiencies from stock-based compensation be recognized as a component of income tax expense.

In June 2015, the IRS signed a closing agreement on our fiscal 2008 to 2010 transfer pricing arrangements and in October 2015 completed the examination of our fiscal 2008 to 2010 income tax returns. During the first six months of fiscal 2016, we recorded discrete charges totaling $23 million attributable to the audit settlements and related re-measurement of uncertain tax positions for tax years subject to future audits.

As of October 28, 2016, we had $212 million of gross unrecognized tax benefits, of which $154 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $156 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	October 28, 2016	April 29, 2016
Cash, cash equivalents and short-term investments	$4,357	$5,303
Principal amount of debt	$1,500	$2,350
Debt as a percentage of stockholders' equity	54%	82%

The following is a summary of our cash flows:

	Six Months Ended
(In millions)	October 28, 2016	October 30, 2015
Net cash provided by operating activities	$386	$274
Net cash provided by investing activities	97	704
Net cash used in financing activities	(1,225)	(694)
Effect of exchange rate changes on cash and cash equivalents	(13)	(8)
Net increase (decrease) in cash and cash equivalents	$(755)	$276

Cash Flows

As of October 28, 2016, our cash, cash equivalents and short-term investments were $4.4 billion, a decrease of $0.9 billion from April 29, 2016. The decrease was primarily due to $850 million used to repay our short-term loan, $292 million paid for the repurchase of our common stock and $105 million used for the payment of dividends, partially offset by $386 million of cash provided by operating activities. Accounts receivable DSO was 37 days for the second quarter of fiscal 2017 compared to 54 days for the fourth quarter of fiscal 2016 and 37 days for the second quarter of fiscal 2016, reflecting seasonal patterns of shipment linearity. Working capital decreased by $94 million to $2.7 billion as of October 28, 2016 primarily due to a decrease in cash, cash equivalents and short-term investments and accounts receivable, partially offset by the repayment of our short-term loan and a decrease in accrued expenses.

Cash Flows from Operating Activities

During the first six months of fiscal 2017, we generated cash from operating activities of $386 million, reflecting net income of $173 million, adjusted by non-cash depreciation and amortization of $117 million and stock-based compensation of $103 million, compared to $274 million of cash generated from operating activities during the first six months of 2016.

Changes in assets and liabilities in the first six months of fiscal 2017 included the following:

•	Accounts receivable decreased $264 million, primarily due to lower seasonal invoicing levels in the second quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016.
•

Accrued compensation decreased $83 million, primarily due to employee compensation payouts related to fiscal year 2016 commissions and incentive compensation plans, as well as payments of restructuring obligations.

•

Deferred revenue and financed unearned services revenue decreased $179 million, primarily due to a decrease in deferred software and hardware maintenance contract revenues reflecting the seasonality of maintenance contract renewal activities.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the first six months of fiscal 2017, we generated $190 million from maturities and sales of investments, net of purchases, and paid $92 million for capital expenditures compared to $788 million and $84 million, respectively, during the first six months of fiscal 2016.

Cash Flows from Financing Activities

During the first six months of fiscal 2017, we used $850 million to repay our short-term loan, $292 million for the repurchase of 11 million shares of our common stock and $105 million for the payment of dividends, compared to $613 million used for the repurchase of common stock and $107 million for the payment of dividends during the first six months of fiscal 2016.

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

Liquidity

Our principal sources of liquidity as of October 28, 2016 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	October 28, 2016	April 29, 2016
Cash and cash equivalents	$2,113	$2,868
Short-term investments	2,244	2,435
Total	$4,357	$5,303

As of October 28, 2016 and April 29, 2016, $3.9 billion and $4.8 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.5 billion was available in the U.S.as of each of those dates. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings to fund cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carryforwards. However, our intent is to keep these funds permanently reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, and invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 28, 2016.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 28, 2016 (in millions):

2.00% Senior Notes Due December 2017	$750
3.375% Senior Notes Due June 2021	500
3.25% Senior Notes Due December 2022	250
Total	$1,500

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

Credit Facility

Our credit facility, under which we may borrow up to $300 million, provides another potential source of liquidity. The credit facility is an unsecured five-year revolving credit facility that terminates on December 21, 2017 if no extensions have been requested at that time, and contains financial covenants requiring us to maintain a maximum leverage ratio and a minimum interest coverage ratio. We may also, subject to certain requirements, request an increase in the facility up to an additional $50 million and request two additional one-year extensions, subject to certain conditions. As of October 28, 2016, no borrowings were outstanding under the facility and we were in compliance with all covenants associated with the facility.

Restructuring Activities

On November 3, 2016, we announced a restructuring and reduction in workforce to streamline our business and reduce operating expenses. In connection with these actions, we expect to reduce our worldwide headcount by approximately 6%. The reduction in workforce will be implemented through the end of the fourth quarter of this fiscal year. We expect to incur aggregate charges of approximately $50 to $60 million for employee terminations and other costs associated with the restructuring, consisting primarily of cash expenditures. The majority of these charges will be recognized in the third quarter of fiscal 2017.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2017 to be between $75 and $100 million.

Dividends and Stock Repurchase Program

On November 16, 2016, we declared a cash dividend of $0.19 per share of common stock, payable on January 25, 2017 to holders of record as of the close of business on January 6, 2017.

As of October 28, 2016, our Board of Directors had authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through October 28, 2016, we repurchased a total of 258 million shares of our common stock at an average price of $32.64 per share, for an aggregate purchase price of $8.4 billion. As of October 28, 2016, the remaining authorized amount for stock repurchases under this program was $1.2 billion, with no termination date, which we plan to complete by May 2018.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of October 28, 2016, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $238 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of October 28, 2016, we had $291 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of October 28, 2016, we had $15 million in construction-related obligations and $231 million in other purchase obligations.

Unrecognized Tax Benefits

As of October 28, 2016, our liability for uncertain tax positions was $144 million, including interest, penalties and offsetting indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Sale-leaseback Transaction

In fiscal 2016, we entered into sale-leaseback arrangements of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, the assets will remain on our condensed consolidated balance sheets and proceeds received by us from these transactions are reported as financing obligations. As of October 28, 2016, the balance of these financing obligations was $149 million. At the end of each respective leaseback period, or when our continuing involvement under the leaseback agreements ends, each transaction will be reported as a non-cash sale of land and buildings and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain on sale of properties.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $108 million and $72 million of receivables during the first six months of fiscal 2017 and fiscal 2016, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of October 28, 2016 and April 29, 2016, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of October 28, 2016, we have not been required to make any significant payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Market Risk and Market Interest Risk

Investments — As of October 28, 2016, we had debt investments of $2.2 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, commercial paper and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of October 28, 2016 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $25 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of October 28, 2016, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $300 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of October 28, 2016, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 28, 2016, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

If we are unable to develop, introduce and gain market acceptance for Clustered ONTAP-based products or other new products while managing the transition from older products, or if we cannot provide the expected level of quality, service and support for our new products, our business, operating results and financial condition could be harmed.

Our future growth depends upon the successful development and introduction of new hardware and software products. Due to the complexity of storage subsystems and appliances and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical and quality control risks.

We are currently devoting considerable effort and resources to introduce and gain customer acceptance for our Clustered ONTAP (formerly named Data ONTAP or cDOT)-based products, as well as to develop new generations of our ONTAP products. The Clustered ONTAP storage operating system is the foundation for data management across flash, disk and cloud storage systems and represents a fundamental and revolutionary change to our solution architecture and to our Data Fabric strategy. Over time, our goal is to replace our Data ONTAP 7-Mode technology with Clustered ONTAP and new generations of ONTAP. We face considerable challenges as we continue to develop and market Clustered ONTAP, including, without limitation, cost and complexity associated with migrating customer data and applications from legacy systems to Clustered ONTAP-based systems, developing additional features for Clustered ONTAP currently available with ONTAP 7-Mode and potentially required by our customers, increasing sales of Clustered ONTAP through our channel and maintaining service, support and customer relationships as we replace Data ONTAP 7-Mode with Clustered ONTAP.

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for Clustered ONTAP and other next-generation ONTAP products, or any new products, as and when required by the market and our customers, our business, operating results and financial condition could be materially and adversely affected.

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

For additional information regarding our competitors, see the section entitled “Competition” contained in Item 1 – Business of Part I of our fiscal 2016 Form 10-K. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power. An increase in industry consolidation might result in stronger competitors that are better able to compete as full stack vendors for customers and achieve increased economies of scale in the supply chain. For example, in October 2016, Dell Inc. and EMC Corp. consummated their agreement to merge. Also in October 2015, Hewlett-Packard Company split its business into two entities, one of which, HP Enterprise, continues to focus on the storage marketplace and compete with us. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers.

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

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. President Obama, President-elect Trump, and the U.S. Congress have called for comprehensive tax reform which, among other things, might change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on foreign income. Additionally, on October 5, 2015, the Organisation for Economic Co-operation and Development (OECD), an international association of 34 countries, including the U.S., released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, hybrid mismatch rules, anti-tax avoidance rules, transfer pricing rules and tax treaties. Recently, the European Commission (EC) concluded its investigations into tax ruling practices of certain European Union (EU) member countries. The EC concluded that certain member countries had granted unlawful rulings that artificially reduced tax burdens and has ordered the recovery of the unpaid taxes. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in March 2014, May 2015, March 2016 and November 2016 we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. We may in the future undertake initiatives that may include restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. We have periodically reduced our workforce, including an 11% reduction announced in March 2016 and a 6% reduction announced in November 2016, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could be disruptive to our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results.

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

As of October 28, 2016, $3.9 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is lower than projected and is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax charge. In any such case, our business, operating results or financial condition could be adversely impacted.

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

We have Senior Notes outstanding as of October 28, 2016 in an aggregate principal amount of $1.5 billion that mature at specific dates in calendar 2017, 2021 and 2022. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $300 million, under which we had no borrowings outstanding as of October 28, 2016. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed.

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

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. In addition, our headquarters is located in Northern California, an area susceptible to earthquakes. If any significant disaster were to occur, our ability to operate our business and our financial condition could be impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 28, 2016:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 30, 2016 - August 26, 2016	—	$—	254,541	$1,324
August 27, 2016 - September 23, 2016	1,666	$35.00	256,207	$1,266
September 24, 2016 - October 28, 2016	1,663	$35.00	257,870	$1,208
Total	3,329	$35.00

In May 2003, our Board of Directors approved a stock repurchase program. As of October 28, 2016, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Since inception of the program through October 28, 2016, we repurchased a total of 258 million shares of our common stock for an aggregate purchase price of $8.4 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

Date: December 2, 2016

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