Form 10-Q
period 2017-01-27
NetApp, Inc.
filed 2017-02-28
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2017

or

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

As of February 15, 2017, there were 270,951,328 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2017 NetApp, Inc. All Rights Reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, and the marks listed at http://www.netapp.com/TM are trademarks of NetApp, Inc. Other company and product names may be trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 27, 2017	April 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,213	$2,868
Short-term investments	2,426	2,435
Accounts receivable	605	813
Inventories	125	98
Other current assets	277	234
Total current assets	5,646	6,448
Property and equipment, net	892	937
Goodwill	1,676	1,676
Other intangible assets, net	145	180
Other non-current assets	696	796
Total assets	$9,055	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$258	$254
Accrued expenses	747	765
Commercial paper notes	392	—
Short-term loan	—	849
Current portion of long-term debt	748	—
Short-term deferred revenue and financed unearned services revenue	1,699	1,794
Total current liabilities	3,844	3,662
Long-term debt	744	1,490
Other long-term liabilities	238	413
Long-term deferred revenue and financed unearned services revenue	1,535	1,591
Total liabilities	6,361	7,156

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value, (271 and 281 shares issued and outstanding as of January 27, 2017 and April 29, 2016, respectively)	2,731	2,912
Retained earnings	—	—
Accumulated other comprehensive loss	(37)	(31)
Total stockholders' equity	2,694	2,881
Total liabilities and stockholders' equity	$9,055	$10,037

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Revenues:
Product	$784	$750	$2,154	$2,229
Software maintenance	240	234	723	715
Hardware maintenance and other services	380	402	1,161	1,222
Net revenues	1,404	1,386	4,038	4,166
Cost of revenues:
Cost of product	435	381	1,170	1,134
Cost of software maintenance	7	9	22	28
Cost of hardware maintenance and other services	111	141	369	449
Total cost of revenues	553	531	1,561	1,611
Gross profit	851	855	2,477	2,555
Operating expenses:
Sales and marketing	381	418	1,228	1,358
Research and development	181	200	588	660
General and administrative	64	70	201	223
Restructuring charges	52	—	52	28
Acquisition-related expense	—	2	—	2
Gain on sale of properties	(10)	—	(10)	—
Total operating expenses	668	690	2,059	2,271
Income from operations	183	165	418	284
Other income (expense), net	—	(2)	(1)	1
Income before income taxes	183	163	417	285
Provision for income taxes	37	10	98	48
Net income	$146	$153	$319	$237
Net income per share:
Basic	$0.53	$0.52	$1.15	$0.80
Diluted	$0.52	$0.52	$1.13	$0.79
Shares used in net income per share calculations:
Basic	274	293	277	297
Diluted	281	296	282	300
Cash dividends declared per share	$0.190	$0.180	$0.570	$0.540

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

.	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Net income	$146	$153	$319	$237
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	(5)	(14)	(7)
Defined benefit obligations:
Defined benefit obligation adjustments	25	—	25	—
Reclassification adjustments related to defined benefit obligations	—	—	1	2
Income tax effect	(10)	—	(10)	—
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	(8)	(2)	(10)	(11)
Reclassification adjustments for gains included in net income	—	—	—	(1)
Unrealized gains on cash flow hedges:
Unrealized holding gains arising during the period	5	3	8	—
Reclassification adjustments for gains included in net income	(5)	(2)	(6)	—
Other comprehensive income (loss):	4	(6)	(6)	(17)
Comprehensive income	$150	$147	$313	$220

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 27, 2017	January 29, 2016
Cash flows from operating activities:
Net income	$319	$237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	202
Stock-based compensation	149	199
Deferred income taxes	73	(104)
Gain on sale of properties	(10)	—
Other items, net	(8)	30
Changes in assets and liabilities:
Accounts receivable	208	190
Inventories	(27)	44
Other operating assets	16	82
Accounts payable	13	(113)
Accrued expenses	(121)	(78)
Deferred revenue and financed unearned services revenue	(148)	(52)
Other operating liabilities	(16)	(8)
Net cash provided by operating activities	621	629
Cash flows from investing activities:
Purchases of investments	(1,383)	(1,169)
Maturities, sales and collections of investments	1,385	2,048
Purchases of property and equipment	(137)	(125)
Other investing activities, net	2	(1)
Net cash provided by (used in) investing activities	(133)	753
Cash flows from financing activities:
Issuance of common stock under employee stock award plans	70	70
Repurchase of common stock	(576)	(698)
Changes in commercial paper notes, net	392	—
Repayment of short-term loan	(850)	—
Dividends paid	(157)	(159)
Other financing activities, net	(7)	(3)
Net cash used in financing activities	(1,128)	(790)
Effect of exchange rate changes on cash and cash equivalents	(15)	(19)
Net increase (decrease) in cash and cash equivalents	(655)	573
Cash and cash equivalents:
Beginning of period	2,868	1,922
End of period	$2,213	$2,495

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 29, 2016 contained in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 27, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

The new standard eliminated the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions as additional paid-in capital. As a result, we recognized $18 million of tax deficiencies in our provision for income taxes, rather than additional paid–in capital, for the nine months ended January 27, 2017.

We elected to report cash flows related to excess tax benefits on a prospective basis. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to our statements of cash flows since such cash flows have historically been presented as a financing activity.

There have been no other significant changes in our significant accounting policies as of and for the nine months ended January 27, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 29, 2016.

2. Recent Accounting Standards Not Yet Effective

In May 2014, the FASB issued an accounting standards update related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. This new standard, as amended, will be effective for us in our first quarter of fiscal 2019, although early adoption is permitted. We expect to adopt this accounting standard update in the first quarter of fiscal 2019, and are currently evaluating the impact of this new standard update on our consolidated financial statements, as well as which transition method we intend to use.

In February 2016, the FASB issued an accounting standards update on financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This new standard will be effective for us in our first quarter of fiscal 2020, although early adoption is permitted. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In June 2016, the FASB issued an accounting standards update on the measurement of credit losses on financial instruments. The standard introduces a new model for measuring and recognizing credit losses on financial instruments, requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires that credit losses be recorded through an allowance for credit losses. This new standard will be effective for us in our first quarter of fiscal 2021, although early adoption is permitted. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings, though a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In October 2016, the FASB issued an accounting standards update that requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to an outside party. This new standard will be effective for us in our first fiscal quarter of fiscal 2019, although early adoption is permitted. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In January 2017, the FASB issued an accounting standards update that simplifies the subsequent measurement of goodwill. This standard will be effective for us in fiscal 2021, although early adoption is permitted after January 1, 2017. Companies must apply this standard on a prospective basis. We intend to adopt this accounting standard update in the fourth quarter of fiscal 2017, and we do not expect it to have a material impact on our consolidated financial statements.

3. Statements of Cash Flows Additional Information

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Nine Months Ended
	January 27, 2017	January 29, 2016
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$13	$14
Non-cash extinguishment of sale-leaseback financing obligations	$19	$—
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$90	$113
Interest paid	$43	$40

4. Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	January 27, 2017			April 29, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$148	$(36)	$112	$403	$(289)	$114
Customer contracts/relationships	43	(15)	28	46	(7)	39
Other purchased intangibles	9	(4)	5	10	(2)	8
Total intangible assets subject to amortization	200	(55)	145	459	(298)	161
In-process research and development	—	—	—	19	—	19
Total purchased intangible assets	$200	$(55)	$145	$478	$(298)	$180

As of January 27, 2017, the in-process research and development project related to the SolidFire acquisition had been completed, and the associated intangible asset was included in developed technology.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statement of
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016	Operations Classifications
Developed technology	$8	$13	$21	$41	Cost of revenues
Customer contracts/relationships	4	1	11	1	Operating expenses
Other purchased intangibles	1	—	3	—	Operating expenses
Total	$13	$14	$35	$42

As of January 27, 2017, future amortization expense related to purchased intangible assets subject to amortization is as follows (in millions):

Fiscal Year	Amount
Remainder of 2017	$13
2018	49
2019	42
2020	26
2021	15
Total	$145

5. Balance Sheet Details

Cash and cash equivalents (in millions):

	January 27, 2017	April 29, 2016
Cash	$1,989	$2,714
Cash equivalents	224	154
Cash and cash equivalents	$2,213	$2,868

Inventories (in millions):

	January 27, 2017	April 29, 2016
Purchased components	$19	$10
Finished goods	106	88
Inventories	$125	$98

Property and equipment, net (in millions):

	January 27, 2017	April 29, 2016
Land	$183	$215
Buildings and improvements	695	605
Leasehold improvements	101	106
Computer, production, engineering and other equipment	756	751
Computer software	352	352
Furniture and fixtures	98	88
Construction-in-progress	11	74
	2,196	2,191
Accumulated depreciation and amortization	(1,304)	(1,254)
Property and equipment, net	$892	$937

As of January 27, 2017, we classified certain land previously reported as property and equipment as assets held-for-sale because we expect to sell it within the next twelve months. The book value of the land was $24 million as of January 27, 2017 and is included in other current assets in the condensed consolidated balance sheets.

In addition, during the three months ended January 27, 2017, we recognized the sale of a portion of our properties that were subject to a sale-leaseback arrangement as further discussed in Note 8.

Other non-current assets (in millions):

	January 27, 2017	April 29, 2016
Deferred tax assets	$533	$621
Other assets	163	175
Other non-current assets	$696	$796

Accrued expenses (in millions):

	January 27, 2017	April 29, 2016
Accrued compensation and benefits	$307	$371
Sale-leaseback financing obligations	130	—
Product warranty liability	34	48
Other current liabilities	276	346
Accrued expenses	$747	$765

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Balance at beginning of period	$54	$80	$70	$86
Expense accrued during the period	4	5	9	27
Warranty costs incurred	(8)	(12)	(29)	(40)
Balance at end of period	$50	$73	$50	$73

	January 27, 2017	April 29, 2016
Accrued expenses	$34	$48
Other long-term liabilities	16	22
Total warranty liabilities	$50	$70

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Deferred revenue and financed unearned services revenue (in millions):

	January 27, 2017	April 29, 2016
Deferred product revenue	$97	$68
Deferred services revenue	2,941	3,100
Financed unearned services revenue	196	217
Total	$3,234	$3,385

Reported as:
Short-term	$1,699	$1,794
Long-term	1,535	1,591
Total	$3,234	$3,385

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

6. Other income (expense), net

Other income (expense), net consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Interest income	$10	$11	$31	$35
Interest expense	(12)	(11)	(39)	(34)
Other income (expense), net	2	(2)	7	—
Total other income (expense), net	$—	$(2)	$(1)	$1

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

Investments

The following is a summary of our investments (in millions):

	January 27, 2017				April 29, 2016
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,411	$2	$(3)	$1,410	$1,370	$5	$(1)	$1,374
U.S. Treasury and government debt securities	688	—	(3)	685	878	2	—	880
Foreign government debt securities	27	—	—	27	35	—	—	35
Commercial paper	426	—	—	426	202	—	—	202
Certificates of deposit	102	—	—	102	98	—	—	98
Mutual funds	30	—	—	30	30	—	—	30
Total debt and equity securities	$2,684	$2	$(6)	$2,680	$2,613	$7	$(1)	$2,619

As of January 27, 2017, gross unrealized losses related to individual securities were not significant.

The following table presents the contractual maturities of our debt investments as of January 27, 2017 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,281	$1,281
Due after one year through five years	1,363	1,359
Due after five years through ten years	5	5
Due after ten years	5	5
	$2,654	$2,650

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 27, 2017
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$1,989	$1,989	$—
Corporate bonds	1,410	—	1,410
U.S. Treasury and government debt securities	685	270	415
Foreign government debt securities	27	—	27
Commercial paper	426	—	426
Certificates of deposit	102	—	102
Total cash, cash equivalents and short-term investments	$4,639	$2,259	$2,380
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$23	$23	$—
Foreign currency exchange contracts assets (1)	$2	$—	$2
Foreign currency exchange contracts liabilities (3)	$(2)	$—	$(2)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of January 27, 2017 and April 29, 2016, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of January 27, 2017 and April 29, 2016, the fair value of our long-term debt was approximately $1,511 million and $1,519 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt (in millions, except interest rates):

	January 27, 2017		April 29, 2016
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due December 2017	$750	2.25%	$750	2.25%
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
Total principal amount	1,500		1,500
Unamortized discount and issuance costs	(8)		(10)
Total senior notes	1,492		1,490
Less: Current portion of long-term debt	(748)		—
Total long-term debt	$744		$1,490

Senior Notes

Our 3.375% Senior Notes, 2.00% Senior Notes and 3.25% Senior Notes, with a par value of $500 million, $750 million and $250 million, respectively, were issued in June 2014, December 2012 and December 2012, respectively. We collectively refer to such long-term debt as our Senior Notes. Interest on our Senior Notes is paid semi-annually on June 15 and December 15. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 27, 2017, we were in compliance with all covenants associated with the Senior Notes.

As of January 27, 2017, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2018	$750
Thereafter	750
Total	$1,500

Commercial Paper Program and Credit Facility

In December 2016, we entered into a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $600 million. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes will be used for general corporate purposes. As of January 27, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $392 million, a weighted-average interest rate of 1.10% and maturities ranging from 20 days to 36 days.

In connection with the Program, we entered into a new senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021, and we terminated our existing credit agreement that had been scheduled to expire on December 21,

2017. The new credit agreement provides a $600 million revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of January 27, 2017, no borrowings or letters of credit were outstanding under this facility, and we were in compliance with all associated covenants.

Short-Term Loan

In February 2016, in connection with the SolidFire acquisition, we entered into a short-term loan of $870 million with a maturity of November 2, 2016. As of January 27, 2017, we have repaid the loan in full and have terminated the related loan agreement.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, until such time as the related leases are terminated, the assets will remain on our condensed consolidated balance sheets, and proceeds received by us from these transactions are reported as financing obligations. During the three months ended January 27, 2017, we terminated one of the leases, ending our continuing involvement with the related properties. As a result, we recorded a non-cash sale of properties having a net book value of $9 million, the extinguishment of $19 million of associated financing obligations, and a gain of $10 million. As of January 27, 2017, the balance of the remaining financing obligations, which relate to properties whose leases we expect to terminate in December 2017, was $130 million. At the end of the leaseback period, or when our continuing involvement under the leaseback agreement ends, this transaction will be reported as a non-cash sale and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain.

9. Stockholders’ Equity

Equity Incentive Awards

As of January 27, 2017, we have outstanding certain equity incentive awards (awards), which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 29, 2016	9	$34.01
Exercised	(2)	$22.13
Forfeited and expired	(2)	$39.44
Outstanding as of January 27, 2017	5	$35.01	3.42	$33
Exercisable as of January 27, 2017	4	$40.19	2.50	$10

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Nine Months Ended
	January 27, 2017	January 29, 2016
Intrinsic value of exercises	$18	$12
Proceeds received from exercises	$33	$24
Fair value of options vested	$12	$10

Restricted Stock Units

In the nine months ended January 27, 2017, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends the last day of fiscal 2018 or 2019, respectively. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of the PBRSUs were fixed at grant date using a Monte Carlo simulation model and the related aggregate compensation cost of $15 million is being recognized over the shorter of the remaining applicable performance or service periods.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 29, 2016	13	$32.46
Granted	5	$24.42
Vested	(5)	$32.69
Forfeited	(2)	$32.01
Outstanding as of January 27, 2017	11	$28.46

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Nine Months Ended
	January 27, 2017	January 29, 2016
Shares withheld for taxes	2	2
Fair value of shares withheld	$42	$47

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Nine Months Ended
	January 27, 2017	January 29, 2016
Shares issued under the ESPP	4	3
Proceeds from issuance of shares	$80	$93

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Cost of product revenues	$1	$1	$3	$4
Cost of hardware maintenance and other services revenues	3	5	10	15
Sales and marketing	20	27	64	84
Research and development	14	20	46	64
General and administrative	8	10	26	32
Total stock-based compensation expense	$46	$63	$149	$199

As of January 27, 2017, total unrecognized compensation expense related to our equity awards was $257 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.0 years.

Stock Repurchase Program

As of January 27, 2017, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the nine months ended January 27, 2017 (in millions, except per share amounts):

Number of shares repurchased	18
Average price per share	$31.19
Aggregate purchase price	$576
Remaining authorization at end of period	$924

The aggregate purchase price of our stock repurchases for the nine months ended January 27, 2017 consisted of $576 million of open market purchases, of which $305 million and $271 million were allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through January 27, 2017, we repurchased a total of 266 million shares of our common stock at an average price of $32.74 per share, for an aggregate purchase price of $8.7 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Nine Months Ended
	January 27, 2017	January 29, 2016
Dividends per share declared	$0.57	$0.54
Dividend payments allocated to additional paid-in capital	$88	$84
Dividend payments allocated to retained earnings	$69	$75

On February 15, 2017, we declared a cash dividend of $0.19 per share of common stock, payable on April 26, 2017 to holders of record as of the close of business on April 7, 2017. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings

A reconciliation of retained earnings is as follows (in millions):

Balance as of April 29, 2016	$—
Cumulative-effect of new accounting principle	21
Net income	319
Repurchases of common stock	(271)
Dividends	(69)
Balance as of January 27, 2017	$—

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments (1)	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 29, 2016	$(19)	$(16)	$6	$(2)	$(31)
OCI before reclassifications, net of tax	(14)	15	(10)	8	(1)
Amounts reclassified from AOCI, net of tax	—	1	—	(6)	(5)
Total OCI	(14)	16	(10)	2	(6)
Balance as of January 27, 2017	$(33)	$—	$(4)	$—	$(37)

(1) See Note 15 – Employee Benefits for details of defined benefit obligation adjustments resulting from amendments made to our postretirement healthcare plan.

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Statements of Operations Location
Recognized losses on defined benefit obligations	$—	$—	$1	$2	Operating expenses
Realized gains on available-for-sale securities	—	—	—	(1)	Other income (expense), net
Realized gains on cash flow hedges	(5)	(2)	(6)	—	Net revenues
Total reclassifications	$(5)	$(2)	$(5)	$1

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 27, 2017 and April 29, 2016. We did not recognize any gains and losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 27, 2017	April 29, 2016
Cash Flow Hedges
Forward contracts purchased	$128	$99
Balance Sheet Contracts
Forward contracts sold	$166	$160
Forward contracts purchased	$377	$396

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

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
	Gain Recognized into Income		Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$2	$1	$8	$(6)

11. Restructuring Charges

During the three months ended January 27, 2017, we announced a restructuring plan (the November 2016 Plan) to streamline our core business and decrease operating expenses, which included a reduction in our global workforce of approximately 6%. We expect to complete the November 2016 Plan by the fourth quarter of fiscal 2017 with no significant additional charges.

During fiscal 2016, management approved two restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities. These actions consisted of the May 2015 Plan and the March 2016 Plan, under which we reduced our global workforce by an aggregate of approximately 14%. These plans have been completed as of January 27, 2017.

Restructuring charges related to each of these plans consisted primarily of employee severance-related costs.

Activities related to our restructuring plans are summarized as follows (in millions):

	Nine Months Ended			Nine Months Ended
	January 27, 2017			January 29, 2016
	November 2016 Plan	March 2016 Plan	Total	May 2015 Plan
Balance at beginning of period	$—	$45	$45	$—
Net charges	52	—	52	28
Cash payments	(27)	(45)	(72)	(28)
Balance at end of period	$25	$—	$25	$—

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 27, 2017	January 29, 2016
Effective tax rates	23.5%	16.8%

Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The differences in effective tax rates for the nine months ended January 27, 2017 and January 29, 2016 were primarily a result of differences in year-to-date profits before tax and the impacts of discrete events as described below.

During the first quarter of fiscal 2017, we adopted a new accounting standard that simplifies stock-based compensation income tax accounting and presentation within the financial statements. During the nine months ended January 27, 2017, we recorded discrete charges of $18 million following the post-adoption rules which require that all excess tax benefits and deficiencies from stock-based compensation be recognized as a component of income tax expense. See Note 1 – Description of Business and Significant Accounting Policies for more details regarding the adoption of this accounting standard.

In June 2015, the Internal Revenue Service (IRS) signed a closing agreement on our fiscal 2008 to 2010 transfer pricing arrangements and, in October 2015, completed the examination of our fiscal 2008 to 2010 income tax returns. During the nine months ended January 29, 2016, we recorded discrete charges totaling $23 million, attributable to the audit settlements and related re-measurement of uncertain tax positions for tax years subject to future audits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Nine Months Ended
	January 27, 2017	January 29, 2016
Balance at beginning of period	$216	$272
Additions based on tax positions related to the current year	5	13
Additions for tax positions of prior years	6	21
Decreases for tax positions of prior years	—	(38)
Settlements	(12)	(52)
Balance at end of period	$215	$216

As of January 27, 2017, we had $215 million of gross unrecognized tax benefits, of which $147 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $157 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

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

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Numerator:
Net income	$146	$153	$319	$237
Denominator:
Shares used in basic computation	274	293	277	297
Dilutive impact of employee equity award plans	7	3	5	3
Shares used in diluted computation	281	296	282	300
Net Income per Share:
Basic	$0.53	$0.52	$1.15	$0.80
Diluted	$0.52	$0.52	$1.13	$0.79

In the three months ended January 27, 2017 and January 29, 2016, we have excluded from the diluted net income per share calculations 4 million and 11 million shares, respectively, and in the nine months ended January 27, 2017 and January 29, 2016, we have excluded 8 million and 13 million shares, respectively, of common stock potentially issuable under employee equity award plans as their effect would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
United States, Canada and Latin America (Americas)	$767	$752	$2,271	$2,316
Europe, Middle East and Africa (EMEA)	460	456	1,243	1,301
Asia Pacific (APAC)	177	178	524	549
Net revenues	$1,404	$1,386	$4,038	$4,166

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $684 million and $664 million during the three months ended January 27, 2017 and January 29, 2016, respectively, and were $2,047 million and $2,072 million during the nine months ended January 27, 2017 and January 29, 2016, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	January 27, 2017	April 29, 2016
U.S.	$531	$513
International	4,108	4,790
Total	$4,639	$5,303

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 27, 2017	April 29, 2016
U.S.	$708	$797
International	184	140
Total	$892	$937

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Arrow Electronics, Inc.	22%	21%	21%	22%
Avnet, Inc.	20%	19%	20%	19%

The following customers accounted for 10% or more of accounts receivable:

	January 27, 2017	April 29, 2016
Arrow Electronics, Inc.	11%	12%
Avnet, Inc.	N/A	15%

N/A - Not applicable

15. Postretirement Health Care Plan

Certain of our executive officers are eligible to participate in our Executive Retirement Medical Plan (the ERM Plan). The ERM Plan provides, upon retirement, medical benefits beyond the COBRA maximum benefit period to a defined group of senior executives based on minimum age, years of service and position. The ERM Plan is unfunded as of April 29, 2016 and January 31, 2017, and there is no minimum funding requirement under the ERM Plan.

In November 2016, we made certain amendments to the ERM Plan, which prior to amendment, provided group health insurance benefits to eligible retirees. Effective January 1, 2017, the amended ERM Plan provides each eligible retiree with a capped reimbursement of premiums for the period from January 1, 2017 through December 31, 2019. During the period from December 31, 2019 through December 31, 2021, participants in the ERM Plan will be eligible to receive a lump sum cash payment equal to two years of projected health care costs, or a prorated portion thereof, pursuant to the methodology set forth in the ERM Plan. Such payment will be made by us outside the ERM Plan as the ERM Plan is expected to terminate on December 31, 2019.

These plan amendments resulted in a prior service credit adjustment, with the following impacts to our condensed consolidated financial statements in the three and nine months ended January 27, 2017 (in millions):

Decrease in other long-term liabilities	$23
Decrease in deferred tax assets	$9
Other comprehensive income, net of taxes	$14

16. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally. Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $227 million as of January 27, 2017.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of January 27, 2017, we had $313 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 27, 2017 and April 29, 2016, such liability amounted to $11 million and $7 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of January 27, 2017, we had $20 million in construction related obligations and $220 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $142 million and $153 million of receivables during the nine months ended January 27, 2017 and January 29, 2016, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of January 27, 2017 and April 29, 2016, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of January 27, 2017, we have not been required to make any significant payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of January 27, 2017 related to such matters as they are not probable and/or reasonably estimable.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and days sales outstanding):

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Net revenues	$1,404	$1,386	$4,038	$4,166
Gross profit	$851	$855	$2,477	$2,555
Gross profit margin percentage	61%	62%	61%	61%
Income from operations	$183	$165	$418	$284
Income from operations as a percentage of net revenues	13%	12%	10%	7%
Net income	$146	$153	$319	$237
Diluted net income per share	$0.52	$0.52	$1.13	$0.79
Operating cash flows	$235	$355	$621	$629

	January 27, 2017	April 29, 2016
Deferred revenue and financed unearned services revenue	$3,234	$3,385
Days sales outstanding (DSO)	39	54

Key Events

Restructuring

During the third quarter of fiscal 2017, we announced a restructuring and reduction in workforce to streamline our business and reduce operating expenses. In connection with these actions, we reduced our worldwide headcount by approximately 6% and incurred aggregate charges of approximately $52 million, primarily related to employee terminations. We expect to complete these actions in the fourth quarter of fiscal 2017 with no significant additional charges.

Commercial Paper Program

On December 12, 2016, we entered into a commercial paper program, under which we may issue unsecured commercial paper notes, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $600 million. As of January 27, 2017, we had $392 million of commercial paper notes outstanding.

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

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Revenues:
Product	56%	54%	53%	54%
Software maintenance	17	17	18	17
Hardware maintenance and other services	27	29	29	29
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	31	27	29	27
Cost of software maintenance	-	1	1	1
Cost of hardware maintenance and other services	8	10	9	11
Gross profit	61	62	61	61
Operating expenses:
Sales and marketing	27	30	30	33
Research and development	13	14	15	16
General and administrative	5	5	5	5
Restructuring charges	4	—	1	1
Acquisition-related expense	—	—	—	—
Gain on sale of properties	(1)	—	—	—
Total operating expenses	48	50	51	55
Income from operations	13	12	10	7
Other income (expense), net	—	—	—	—
Income before income taxes	13	12	10	7
Provision for income taxes	3	1	2	1
Net income	10%	11%	8%	6%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the third quarter and first nine months of fiscal 2017 were $1,404 million and $4,038 million, respectively, reflecting an increase of $18 million, or 1%, and a decrease of $128 million, or 3%, respectively, compared to the corresponding periods of the prior year. The increase in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily due to higher product revenue, driven by the increase in revenues from strategic products more than offsetting the decrease in mature products. The increase in product revenues was partially offset by lower hardware maintenance and other services revenue. The decrease in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily due to lower product revenue and lower hardware maintenance and other services revenue.

Gross profit as a percentage of net revenues decreased one percentage point for the third quarter of fiscal 2017 and was relatively flat for the first nine months of fiscal 2017 compared to the corresponding periods of the prior year, primarily due to lower gross margins on product revenues, but higher gross margins on software and hardware maintenance and other services revenues.

Sales and marketing, research and development, and general and administrative expenses for the third quarter and first nine months of fiscal 2017 totaled $626 million, or 45% of net revenues and $2,017 million, or 50% of net revenues, respectively, compared to $688 million, or 50% of net revenues, and $2,241 million, or 54% of net revenues, respectively, for the corresponding periods of the prior year. The decreases in expenses were primarily due to decreases in average headcount as a result of our restructuring plans, as well as other cost reduction initiatives, partially offset by additional operating expenses related to the February 2016 acquisition of SolidFire, Inc.

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Net revenues	$1,404	$1,386	1%	$4,038	$4,166	(3)%

Product revenues increased in the third quarter of fiscal 2017 compared to the corresponding period in the prior year, while hardware maintenance and other services revenues decreased and software maintenance revenues were relatively flat. Product revenues represented 56% of net revenues for the third quarter of fiscal 2017 compared to 54% for the corresponding period of the prior year. Software maintenance represented 17% of net revenues for each of the third quarter of fiscal 2017 and the corresponding period of the prior year. Hardware maintenance and other services revenues represented 27% of net revenues for the third quarter of fiscal 2017 compared to 29% for the corresponding period of the prior year.

Product revenues and hardware maintenance and other services revenues decreased in the first nine months of fiscal 2017 compared to the corresponding period in the prior year, while software maintenance revenues were relatively flat. Product revenues represented 53% of net revenues for the first nine months of fiscal 2017 compared to 54% for the corresponding periods of the prior year. Software maintenance represented 18% of net revenues for the first nine months of fiscal 2017 compared to 17% for the corresponding period of the prior year. Hardware maintenance and other services revenues represented 29% of net revenues for the first nine months of fiscal 2017 compared to 29% for the corresponding period of the prior year.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Arrow Electronics, Inc.	22%	21%	21%	22%
Avnet, Inc.	20%	19%	20%	19%

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Product revenues	$784	$750	5%	$2,154	$2,229	(3)%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, original equipment manufacturer (OEM) products and add-on hardware and software.

Product revenues from strategic solutions represented 65% and 64% of product revenues in the third quarter and first nine months of fiscal 2017, respectively, compared to 56% and 54% in the third quarter and first nine months of the prior year. Product revenues from mature solutions represented 35% and 36% of product revenues, in the third quarter and first nine months of fiscal 2017, respectively, compared to 44% and 46% in the third quarter and first nine months of the prior year.

Total product revenues from strategic solutions totaled $512 million in the third quarter of fiscal 2017, reflecting a 22% increase from $419 million in the third quarter of fiscal 2016. This increase was primarily due to a 24% increase in unit volume of Clustered ONTAP systems, partially offset by a decrease in Average Selling Price (ASP) primarily due to higher discounting and promotional programs. Total product revenue from mature solutions totaled $272 million in the third quarter of fiscal 2017, reflecting an 18% decrease from $331 million in the third quarter of fiscal 2016. This decrease was primarily due to a 64% decrease in unit volume of 7-mode systems, as well as a decrease in ASP. In addition, add-on hardware storage and related OS revenues decreased 5% and OEM revenue decreased 2%. These fluctuations reflect the on-going trend of movement of customer demand from our older products to our newer products.

Total product revenues from strategic solutions totaled $1,375 million in the first nine months of fiscal 2017, reflecting a 14% increase from $1,201 million in the first nine months of fiscal 2016. This increase was primarily due to a 23% increase in unit volume of Clustered ONTAP systems, partially offset by a decrease in ASP reflecting higher discounting and promotional programs. Total product revenue from mature solutions totaled $779 million in the first nine months of fiscal 2017, reflecting a 24% decrease from $1,028 million in the first nine months of fiscal 2016. This decrease was primarily due to a 55% decrease in unit volume of 7-mode systems, as well as a decrease in ASP. In addition, add-on hardware, storage and related OS revenues decreased 14% and OEM revenue decreased 4%. These fluctuations are primarily due to the factors discussed above.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Software maintenance revenues	$240	$234	3%	$723	$715	1%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Hardware maintenance and other services revenues	$380	$402	(5)%	$1,161	$1,222	(5)%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were $313 million and $952 million for the third quarter and first nine months of fiscal 2017, respectively, compared to $326 million and $998 million for the corresponding periods of the prior year. The decreases in hardware maintenance contract revenues reflected lower average contract values, partially offset by a higher installed base under contract.

Professional services and educational and training services revenues were $67 million and $209 million for the third quarter and first nine months of fiscal 2017, respectively, compared to $76 million and $224 for the corresponding periods of the prior year.

Revenues by Geographic Area:

	Three Months Ended		Nine Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
United States, Canada and Latin America (Americas)	55%	54%	56%	56%
Europe, Middle East and Africa (EMEA)	33%	33%	31%	31%
Asia Pacific (APAC)	13%	13%	13%	13%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States public sector (USPS) markets. Our geographic distribution of revenues as a percentage of net revenues was relatively consistent in the third quarter and first nine months of fiscal 2017 compared to the third quarter and first nine months of fiscal 2016.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Cost of product revenues	$435	$381	14%	$1,170	$1,134	3%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2017 to Fiscal 2016	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Materials costs	15	9
Warranty	—	(2)
Excess and obsolete inventory	2	—
Amortization of purchased intangible assets	(1)	(2)
Other	(2)	(2)
Total change	14	3

Cost of product revenues represented 55% and 54% of product revenues for the third quarter and first nine months of fiscal 2017, respectively, compared to 51% for each of the third quarter and first nine months of fiscal 2016.

Materials costs represented 90% of product costs for the third quarter of fiscal 2017 compared to 88% in the third quarter of fiscal 2016, and increased $58 million from the third quarter of fiscal 2016. Materials costs were impacted by a 42% increase in materials costs related to strategic products, primarily due to higher unit volume for configured Clustered ONTAP systems, partially offset by a 13% decrease in materials costs for mature products reflecting lower volume in 7-Mode systems. Average unit materials costs for both Clustered ONTAP and 7-mode systems decreased compared to the corresponding period in the prior year primarily due to changes in platform and configuration mix.

Materials costs represented 91% of product costs for the first nine months of fiscal 2017 compared to 84% in the first nine months of fiscal 2016, and increased $104 million from the first nine months of fiscal 2016. Materials costs were impacted by a 37% increase in materials costs related to strategic products, primarily due to an increase in volume for configured Clustered ONTAP systems, partially offset by an 18% decrease in materials costs for mature products reflecting a decrease in volume in 7-Mode systems. Average unit materials costs for both Clustered ONTAP and 7-mode systems decreased in the first nine months of fiscal 2017 compared to the corresponding period in the prior year for the same reasons described above.

The impact of the decreases in ASP were only partially offset by the decreases in unit materials costs, resulting in lower standard margins for both strategic and mature products in each of the third quarter and first nine months of fiscal 2017 compared to the corresponding periods in the prior year.

Cost of product revenues in the first nine months of fiscal 2017 reflected a decrease in warranty costs due to our product quality and cost reduction efforts. Charges for excess and obsolete inventories increased $7 million in the third quarter of fiscal 2017 as a result of our transition to new product platforms. The amortization of acquired intangibles in the third quarter and first nine months of fiscal 2017 decreased $5 million and $19 million, respectively, compared to the corresponding periods in the prior year due to the impact of certain acquired developed technology being fully amortized by the end of fiscal 2016, partially offset by the amortization of developed technology related to the SolidFire acquisition.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Cost of software maintenance revenues	$7	$9	(22)%	$22	$28	(21)%

Cost of software maintenance revenues decreased in the third quarter and first nine months of fiscal 2017 compared to the third quarter and first nine months of fiscal 2016. Cost of software maintenance revenues represented 3% of software maintenance revenues for each of the third quarter and first nine months of fiscal 2017 compared to 4% of software maintenance revenues for each of the third quarter and first nine months of 2016.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Cost of hardware maintenance and other services revenues	$111	$141	(21)%	$369	$449	(18)%

Cost of hardware maintenance and other services revenues decreased $30 million and $80 million for the third quarter and first nine months of fiscal 2017, respectively, compared to the corresponding periods of the prior year, primarily due to the benefits of our cost reduction initiatives. Costs represented 29% and 32% of hardware and maintenance and other services revenues in the third quarter and first nine months of fiscal 2017, respectively, compared to 35% and 37% in the third quarter and first nine months of fiscal 2016, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased $35 million, or 9% and $124 million, or 10%, in the third quarter and first nine months of fiscal 2017, respectively, compared to the comparable periods in the prior year primarily due to lower salary and stock-based compensation expenses reflecting a 14% decrease in average headcount as a result of restructuring plans, partially offset by higher incentive compensation expense, reflecting stronger operating performance against goals.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Sales and marketing expenses	$381	$418	(9)%	$1,228	$1,358	(10)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2017 to Fiscal 2016	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Compensation costs	(4)	(5)
Commissions	(2)	(1)
Facilities and IT support costs	(3)	(3)
Other	—	(1)
Total change	(9)	(10)

Compensation costs for the third quarter and the first nine months of fiscal 2017 compared to the corresponding periods in the prior year were favorably impacted by lower salary and stock-based compensation expenses due to a 12% decrease in average headcount, but were unfavorably impacted by higher incentive compensation expense. Facilities and IT support costs for the third quarter and first nine months of fiscal 2017 compared to the corresponding periods of the prior year were favorably impacted by cost containment efforts.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Research and development expenses	$181	$200	(10)%	$588	$660	(11)%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2017 to Fiscal 2016	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Compensation costs	(8)	(8)
Development projects and outside services	—	(1)
Other	(2)	(2)
Total change	(10)	(11)

Compensation costs for the third quarter and first nine months of fiscal 2017 compared to the corresponding periods of the prior year were favorably impacted by lower salary and stock-based compensation expenses due to a 19% decrease in average headcount, but were unfavorably impacted by higher incentive compensation expense. Development projects and outside services for the first nine months of fiscal 2017 compared to the corresponding period of the prior year were favorably impacted by lower spending on materials and services associated with engineering activities to develop new product lines and enhancements to existing products due to the completion of certain key development projects.

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
General and administrative expenses	$64	$70	(9)%	$201	$223	(10)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2017 to Fiscal 2016	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Compensation costs	(2)	(4)
Professional and legal fees and outside services	(11)	(5)
Facilities and IT support costs	4	1
Other	—	(2)
Total change	(9)	(10)

Compensation costs for the third quarter and the first nine months of fiscal 2017 compared to the third quarter of fiscal 2016 were favorably impacted by lower salary and stock-based compensation expenses due to decreases of 13% and 9% in average headcount, respectively, but were unfavorably impacted by higher incentive compensation expense. Professional and legal fees and outside services expense for the third quarter and first nine months of fiscal 2017 compared to the corresponding periods of the prior year were favorably impacted by lower spending levels on consulting fees and projects. The increase in facilities and IT support costs for the third quarter and first nine months of fiscal 2017 compared to the corresponding periods of the prior year is primarily due to an increase in spending on IT projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Restructuring charges	$52	$—	NM	$52	28	86%

NM – Not Meaningful

In November 2016, we announced a restructuring plan to streamline our core business and decrease operating expenses, which included a reduction in our worldwide headcount of approximately 6%. During fiscal 2016, management approved two restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities, which included a restructuring plan announced in May 2015 under which we reduced our global workforce by approximately 3%. Restructuring charges related to these plans consisted primarily of employee severance-related costs. See Note 11 – Restructuring Charges of the Notes to Condensed Consolidated Financial Statements for more details regarding our restructuring plans.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Acquisition-related expense	$—	2	(100)%	$—	2	(100)%

During the third quarter of fiscal 2016, we incurred $2 million of acquisition costs, primarily related to legal and consulting fees associated with our acquisition of SolidFire.

Gain on Sale of Properties (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Gain on sale of properties	$(10)	$—	NM	$(10)	$—	NM

NM – Not Meaningful

During the third quarter of fiscal 2017, our continuing involvement with certain properties subject to a sale-leaseback arrangement entered into in fiscal 2016 ended, and as a result we recorded a non-cash sale of properties, extinguished the associated financing obligation and recognized a gain of $10 million.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Interest income	$10	$11	(9)%	$31	$35	(11)%
Interest expense	(12)	(11)	9%	(39)	(34)	15%
Other income, net	2	(2)	NM	7	—	NM
Total	$—	$(2)	(100)%	$(1)	$1	NM

NM - Not Meaningful

The decreases in interest income in the third quarter and first nine months of fiscal 2017 compared to the corresponding periods of the prior year were primarily due to a decrease in the size of our investment portfolio.

Interest expense is primarily related to our Senior Notes, and in the nine months ended January 27, 2017 to interest on the short-term note related to our acquisition of SolidFire.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2017	January 29, 2016	% Change	January 27, 2017	January 29, 2016	% Change
Provision for income taxes	$37	$10	270%	$98	$48	104%

Our effective tax rate for the third quarter of fiscal 2017 was 20.2% compared to an effective tax rate of 6.1% for the third quarter of fiscal 2016. Our effective tax rate for the first nine months of fiscal 2017 was 23.5% compared to an effective tax rate of 16.8% for the first nine months of fiscal 2016. Our effective tax rates reflect our corporate legal entity structure and the global nature of our business, with a significant amount of our profits generated and taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates for all periods presented were favorably impacted by the geographic mix of profits. Our effective tax rates increased for the three and nine months of fiscal 2017, compared to the corresponding periods in the prior year primarily as a result of differences in the respective periods’ income before taxes, as well as the impacts of discrete events described below.

In the first quarter of fiscal 2017, we adopted a new accounting standard that simplifies stock-based compensation income tax accounting and presentation within the financial statements. During the first nine months of fiscal 2017, we recorded a discrete charge of $18 million following the post-adoption rules which require that all excess tax benefits and deficiencies from stock-based compensation be recognized as a component of income tax expense.

In June 2015, the IRS signed a closing agreement on our fiscal 2008 to 2010 transfer pricing arrangements and in October 2015 completed the examination of our fiscal 2008 to 2010 income tax returns. During the first nine months of fiscal 2016, we recorded discrete charges totaling $23 million attributable to the audit settlements and related re-measurement of uncertain tax positions for tax years subject to future audits.

As of January 27, 2017, we had $215 million of gross unrecognized tax benefits, of which $147 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $157 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	January 27, 2017	April 29, 2016
Cash, cash equivalents and short-term investments	$4,639	$5,303
Principal amount of debt	$1,892	$2,350
Debt as a percentage of stockholders' equity	70%	82%

The following is a summary of our cash flows:

	Nine Months Ended
(In millions)	January 27, 2017	January 29, 2016
Net cash provided by operating activities	$621	$629
Net cash provided by (used in) investing activities	(133)	753
Net cash used in financing activities	(1,128)	(790)
Effect of exchange rate changes on cash and cash equivalents	(15)	(19)
Net increase (decrease) in cash and cash equivalents	$(655)	$573

Cash Flows

As of January 27, 2017, our cash, cash equivalents and short-term investments were $4.6 billion, a decrease of $0.7 billion from April 29, 2016. The decrease was primarily due to $850 million used to repay our short-term loan, $576 million paid for the repurchase of our common stock and $157 million used for the payment of dividends, partially offset by $621 million of cash provided by operating activities and $392 million, net from the issuance of commercial paper notes. Accounts receivable DSO was 39 days for the third quarter of fiscal 2017 compared to 54 days for the fourth quarter of fiscal 2016 and 38 days for the third quarter of fiscal 2016, reflecting seasonal patterns of shipment linearity. Working capital decreased by $984 million to $1.8 billion as of January 27, 2017 compared to April 29, 2016 primarily due to a decrease in cash, cash equivalents and accounts receivable, the issuance of commercial paper notes and the reclassification of $750 million of the principal balance of our senior notes to current, partially offset by the repayment of our short-term loan.

Cash Flows from Operating Activities

During the first nine months of fiscal 2017, we generated cash from operating activities of $621 million, reflecting net income of $319 million, adjusted by non-cash depreciation and amortization of $173 million and stock-based compensation of $149 million, compared to $629 million of cash generated from operating activities during the first nine months of 2016.

Changes in assets and liabilities in the first nine months of fiscal 2017 included the following:

•	Accounts receivable decreased $208 million, primarily due to lower seasonal invoicing levels in the third quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016.
•

Accrued compensation decreased $64 million, primarily due to employee compensation payouts related to fiscal year 2016 commissions and incentive compensation plans, as well as payments of restructuring obligations.

•

Deferred revenue and financed unearned services revenue decreased $148 million, primarily due to a decrease in deferred software and hardware maintenance contract revenues reflecting lower levels of maintenance contract renewal activities.

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

Cash Flows from Investing Activities

During the first nine months of fiscal 2017, we generated $2 million from maturities and sales of investments, net of purchases, and paid $137 million for capital expenditures compared to $879 million and $125 million, respectively, during the first nine months of fiscal 2016.

Cash Flows from Financing Activities

During the first nine months of fiscal 2017, we used $850 million to repay our short-term loan, $576 million for the repurchase of 18 million shares of our common stock and $157 million for the payment of dividends, compared to $698 million used for the repurchase of common stock and $159 million for the payment of dividends during the first nine months of fiscal 2016. In the third quarter of fiscal 2017, we initiated a commercial paper program under which we had net borrowings of $392 million of commercial paper notes during the period.

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

Liquidity

Our principal sources of liquidity as of January 27, 2017 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	January 27, 2017	April 29, 2016
Cash and cash equivalents	$2,213	$2,868
Short-term investments	2,426	2,435
Total	$4,639	$5,303

As of January 27, 2017 and April 29, 2016, $4.1 billion and $4.8 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.5 billion was available in the U.S. as of each of those dates. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings to fund cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carryforwards. However, our intent is to keep these funds indefinitely reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, and invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 27, 2017. Our investment portfolio has been and will continue to be exposed to market risk due to trends in the credit and capital markets. We continue to closely monitor current economic and market events to minimize the market risk of our investment portfolio. We utilize a variety of planning and financing strategies in an effort to ensure our worldwide cash is available when and where it is needed. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs, capital expenditures, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties.

We also have an automatic shelf registration statement on file with the Securities and Exchange Commission. We may in the future offer an additional unspecified amount of debt, equity and other securities.

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 27, 2017 (in millions):

2.00% Senior Notes Due December 2017	$750
3.375% Senior Notes Due June 2021	500
3.25% Senior Notes Due December 2022	250
Total	$1,500

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

Commercial Paper Program and Credit Facility

In December 2016, we entered into a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $600 million. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes will be used for general corporate purposes. As of January 27, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $392 million, a weighted-average interest rate of 1.10% and maturities ranging from 20 days to 36 days.

In connection with the Program, we entered into a new senior unsecured credit agreement that expires on December 10, 2021, and we terminated our existing credit agreement that had been scheduled to expire on December 21, 2017. The new credit agreement provides a $600 million revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of January 27, 2017, no borrowings or letters of credit were outstanding under this facility and we were in compliance with all associated covenants.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2017 to be between $25 and $75 million.

Dividends and Stock Repurchase Program

On February 15, 2017, we declared a cash dividend of $0.19 per share of common stock, payable on April 26, 2017 to holders of record as of the close of business on April 7, 2017.

As of January 27, 2017, our Board of Directors had authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 27, 2017, we repurchased a total of 266 million shares of our common stock at an average price of $32.74 per share, for an aggregate purchase price of $8.7 billion. As of January 27, 2017, the remaining authorized amount for stock repurchases under this program was $0.9 billion, with no termination date, which we plan to complete by May 2018.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of January 27, 2017, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $227 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of January 27, 2017, we had $313 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of January 27, 2017, we had $20 million in construction-related obligations and $220 million in other purchase obligations.

Unrecognized Tax Benefits

As of January 27, 2017, our liability for uncertain tax positions was $138 million, including interest, penalties and offsetting indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, until such time as the related leases are terminated, the assets will remain on our condensed consolidated balance sheets, and proceeds received by us from these transactions are reported as financing obligations. During the three months ended January 27, 2017, we terminated one of the leases, ending our continuing involvement with the related properties. As a result, we recorded a non-cash sale of properties having a net book value of $9 million, the extinguishment of $19 million of associated financing obligations, and a gain of $10 million. As of January 27, 2017, the balance of the remaining financing obligations, which relate to properties whose leases we expect to terminate in December 2017, was $130 million. At the end of the leaseback period, or when our continuing involvement under the leaseback agreement ends, this transaction will be reported as a non-cash sale and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $142 million and $153 million of receivables during the first nine months of fiscal 2017 and fiscal 2016, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of January 27, 2017 and April 29, 2016, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of January 27, 2017, we have not been required to make any significant payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in market prices, interest rates, and foreign currency exchange rates. We use certain derivative financial instruments to manage foreign currency exchange risks. We do not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with management-approved policies.

Market Risk and Interest Rate Risk

Investments — As of January 27, 2017, we had debt investments of $2.7 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, commercial paper and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of January 27, 2017 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $32 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of January 27, 2017, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $600 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 27, 2017, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 27, 2017, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the third quarter of fiscal 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and our future operating results could be adversely affected by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. We have not provided for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. The U.S. President and Congress have called for comprehensive tax reform which, among other things, might change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on foreign income. Additionally, on October 5, 2015, the Organisation for Economic Co-operation and Development (OECD), an international association of countries, including the U.S., released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, hybrid mismatch rules, anti-tax avoidance rules, transfer pricing rules and tax treaties. Recently, the European Commission (EC) concluded its investigations into tax ruling practices of certain European Union (EU) member countries. The EC concluded that certain member countries had granted unlawful rulings that artificially reduced tax burdens and has ordered the recovery of the unpaid taxes. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.

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

As of January 27, 2017, $4.1 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is lower than projected and is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax charge. In any such case, our business, operating results or financial condition could be adversely impacted.

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

If we default under our debt obligations, including our Senior Notes and commercial paper notes, our business, operating results and financial condition will be harmed. Moreover, covenants associated with our borrowing arrangements may unduly restrict our business.

We have Senior Notes outstanding as of January 27, 2017 in an aggregate principal amount of $1.5 billion that mature at specific dates in calendar 2017, 2021 and 2022. In addition, we have commercial paper notes outstanding as of January 27, 2017 in an aggregate principal amount of $392 million with maturities ranging from 20 days to 36 days. We have also established a revolving credit facility under which we may borrow an aggregate amount outstanding at any time of $600 million, under which we had no borrowings outstanding as of January 27, 2017. We may fail to pay these obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 27, 2017:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 29, 2016 - November 25, 2016	1,008	$34.21	258,878	$1,173
November 26, 2016 - December 23, 2016	4,049	$36.40	262,927	$1,026
December 24, 2016 - January 27, 2017	2,831	$36.08	265,758	$924
Total	7,888	$36.01

In May 2003, our Board of Directors approved a stock repurchase program. As of January 27, 2017, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Since inception of the program through January 27, 2017, we repurchased a total of 266 million shares of our common stock for an aggregate purchase price of $8.7 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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
(Registrant)

/s/ RONALD J. PASEK
Ronald J. Pasek
Executive Vice President and Chief Financial Officer

Date: February 28, 2017

EXHIBIT INDEX

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1	Credit Agreement, dated as of December 12, 2016, by and among NetApp, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A., as co-documentation agents.	8-K	000-27130	10.1	December 12, 2016

10.2	Form of Dealer Agreement between NetApp, Inc., as issuer, and each dealer under the Company’s commercial paper program.	8-K	000-27130	10.2	December 12, 2016

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—