Form 10-K
period 2017-04-28
NetApp, Inc.
filed 2017-06-20
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 28, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,706,796,074 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On June 9, 2017, 271,737,598 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 28, 2017.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document includes:

•	our future financial and operating results;
•	our strategy;
•	our beliefs and objectives for future operations, research and development;
•	expectations regarding future product releases, growth and performance;
•	political, economic and industry trends;
•	expected timing of, customer acceptance of and benefits from, product introductions, developments and enhancements;
•	expected benefits from acquisitions, including our acquisition of SolidFire, Inc. and joint ventures, growth opportunities and investments;
•	expected outcomes from legal, regulatory and administrative proceedings;
•	our competitive position;
•	our short-term and long-term cash requirements, including, without limitation, anticipated capital expenditures;
•	our anticipated tax rate;
•	the repayment of our indebtedness; and
•	future uses of our cash, including, without limitation, the continuation of our stock repurchase and cash dividend programs.

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	the overall growth, structure and changes in the networked storage hardware market;
•	our ability to expand our total available market and grow our portfolio of products;
•	our ability to gain customer acceptance of new products and enable customer transitions from older products;
•	our ability to successfully execute new business models;
•	general global political, macroeconomic and market conditions;
•	our ability to accurately forecast demand for our products and services, and future financial performance;
•	our ability to successfully manage our backlog;
•	our ability to successfully execute on our Data Fabric strategy to generate profitable growth and stockholder return;
•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;
•	our ability to maintain our customer, partner, supplier and contract manufacturer relationships on favorable terms and conditions;
•	our ability to maintain our gross profit margins;
•	our ability to timely and successfully introduce and increase volumes of new products and services and to forecast demand and pricing for the same;
•	changes in U.S. government spending;

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

PART I

Item 1.  Business

Overview

NetApp ®, Inc. (NetApp, we or us) is a leader in data insight, access and control for hybrid cloud environments. We provide global organizations the ability to manage and share their data across on-premises, private and public clouds. We were incorporated in 1992 and are headquartered in Sunnyvale, California.

NetApp, together with our partners, provides a full range of enterprise-class solutions that customers use to modernize their infrastructures, build next generation data centers and harness the power of hybrid clouds. We continue to pioneer a Data Fabric platform that allows infrastructure experts, cloud architects, developers and CIOs to easily and securely unite and manage data across the widest variety of environments.

Customer Business and IT Needs

In a world where technology is changing our everyday lives, digital transformation tops the strategic agenda in most organizations. For organizations to be successful in their digital transformations, data must become the lifeblood of an organization, seamlessly flowing through it to optimize operations, create innovative business opportunities and enable new customer touchpoints through technology. Correspondingly, IT leaders are under tremendous pressure to harness today’s wealth of data and apply it to create new value across the entire organization—all with limited time, skills and budget.

Building a data-centric organization is no small undertaking. No longer is data locked away on devices hidden behind firewalls. Instead, it is becoming distributed, dynamic and diverse. Thriving in this environment requires a holistic approach to data insight, access and control that is secure, efficient, future-proof and provides freedom of choice.

To help our customers and partners manage and share their data across on-premises, and private and public clouds, we are:

•	Focusing on the customer by delivering an exceptional customer experience and becoming their preferred data partner; and
•

Extending our cloud integration and hybrid cloud leadership through the NetApp Data Fabric platform and expanding our consumption model offerings to match customer needs across cloud and on-premises offerings.

The NetApp Data Fabric

The NetApp Data Fabric is a platform designed to simplify, automate and evolve the management of data. Data Fabric empowers our customers to seamlessly liberate, integrate and unleash the full potential of their data in a cloud, hybrid and on-premises world.

Built for the challenges and opportunities of the data-centric world, NetApp products and solutions are designed for simplicity and optimized to manage, protect and secure data. Because the Data Fabric platform is open by design, we can constantly fuel innovation and flexibility.

Our products and solutions portfolio centers on the digital transformation phases through which our customers are progressing: modernizing storage and data management, building next generation data centers and harnessing the power of hybrid cloud.

Product, Services and Solutions Portfolio

Flash

Flash plays a key role in customers’ digital transformation efforts as they seek to gain advantage through greater speed, responsiveness and value from key business applications, while lowering total cost of ownership. All-flash array technology is the de facto choice for primary application workloads as customers seek performance and economic benefits by replacing hard disk installations. With a highly differentiated and broad portfolio of all-flash and hybrid array offerings, NetApp is well positioned to enable customers to accomplish this transition.

All-Flash Arrays

The AFF A-Series All-Flash Arrays supply enterprise class scale-out all flash storage, harnessing the power of ONTAP and OnCommand software to deliver the industry’s most advanced data management and protection, along with high efficiency, performance and availability. The AFF A-Series is also the fastest enterprise All-Flash storage in the smallest package available in today’s market. The first generation of our All-Flash Array line, AFF8000 systems delivers all-flash performance with best-in-class data management. Through FlashEssentials software optimizations, we increase flash performance and efficiency. AFF models can be ordered as standalone systems and as a converged infrastructure validated design. Professional services, delivered by NetApp or its partners, help users identify those workloads that are best served by all-flash systems.

SolidFire All-Flash Arrays deliver fully automated agility and guaranteed application performance at web scale so customers can achieve the next-generation data center. The NetApp SolidFire SF-Series 19210 decreases the cost of all-flash arrays by offering the highest density and lowest cost per GB/IOPS, making it well suited for heavily virtualized and cloud infrastructures.

EF-Series all-flash arrays deliver fast, consistent response times to accelerate high-performance databases and data analytics. NetApp SANtricity Plug-Ins for Microsoft, Oracle, Splunk and VMware provide a consolidated view of the NetApp EF-Series systems, enabling users to monitor and manage their NetApp EF-Series storage from the application, reducing the total cost of ownership by eliminating the need to manually compile critical information from several different tools.

With our all-flash array portfolio, NetApp is enabling customers to modernize storage and data management to boost performance in their traditional data centers, while mapping out their move to a hybrid cloud.

Hybrid Flash Arrays

NetApp hybrid flash storage serves customers who want the option to deploy the speed of flash storage where they need it while using more affordable hard disk drives to address capacity requirements. NetApp hybrid arrays include the FAS series of unified storage systems and the E-Series of block storage offerings.

Converged Infrastructure

Due to budget constraints and skill imbalances, our customers need greater support from their technology partners to evaluate, integrate, deploy and sustain the sophisticated solutions they need to stay competitive. This trend is driving the demand for converged infrastructure solutions that reduce the time of deployment and lower integration risk.

Backed by one of the most successful alliances in the industry, FlexPod has become the converged infrastructure of choice for many of the largest enterprises around the globe. FlexPod is a portfolio of pre-validated, integrated infrastructure solutions that combine the Cisco Unified Computing System integrated infrastructure and NetApp storage components. Today, customers and partners can choose from more than 100 validated application and infrastructure designs. These solutions are designed and validated to reduce deployment time, project risk and the cost of IT. The portfolio is validated with leading hypervisors, operating systems, systems management tools and cloud management platforms for major enterprise workloads such as Oracle, SAP, Microsoft, Openstack and Docker.

Hybrid Cloud

NetApp believes that the hybrid cloud is fast becoming the dominant model for enterprise IT. Customers are attracted by the speed and scale benefits of the public cloud but need new data management capabilities to keep control of data as it moves beyond the walls of the enterprise. Our Data Fabric platform enables our customers to manage, secure and protect their data from on-premises to public to hybrid clouds, all at the scale needed to accommodate the exponential data growth of the digital world.

ONTAP Cloud

The ONTAP Cloud storage data management service allows customers to build an enterprise storage service on Amazon Web Services (AWS) Elastic Cloud Compute (EC2) with Elastic Block Storage (EBS) with the flexibility to pay for only what a customer needs, when it needs it. In September 2016, we expanded this to support the Microsoft Azure public cloud. Whether customers want to move traditional database applications or legacy NAS applications to the cloud, ONTAP Cloud provides the data access, insights and control along the way.

NetApp Cloud Sync

NetApp Cloud Sync hybrid data management Software as a Service (“SaaS”) offering synchronizes customer data seamlessly and securely between on-premises or cloud storage and AWS Simple Storage Service (S3). Transfer times drop from hours to minutes.

NetApp Private Storage (NPS) for Cloud

NetApp Private Storage for Cloud is a family of enterprise storage solutions that lets customers use multiple industry-leading clouds and maintain complete control over their data on dedicated storage systems from NetApp while achieving the flexibility of the cloud for application and compute resources. In this approach, customer data resides on NetApp storage “next to”, rather than “in”, the cloud provider’s environment. The customer-owned NetApp system is co-located in data centers managed by our partner, Equinix, which has data centers located next to major networks and in close proximity to major cloud providers including AWS, Microsoft Azure and IBM SoftLayer.

AltaVault ® Cloud-integrated Solutions

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

NetApp Software Portfolio

OpenStack ® Contributions

NetApp is a Gold Member of the OpenStack Foundation, a global collaboration which supports the creation of an open-source cloud operating system. OpenStack is a global collaboration of developers and cloud computing technologists producing a ubiquitous open-source cloud computing platform for public and private clouds. NetApp storage integration with OpenStack makes deployment of cloud services simpler, faster and more scalable. NetApp drivers for OpenStack reduce the integration burden for IT departments deploying cloud services and enable high-value services and tight service-level agreements.

ONTAP Storage Operating System

In September 2016, we announced the latest release of our clustered ONTAP software, NetApp ONTAP 9. It simplifies customers’ digital transformations to next generation data centers and hybrid cloud environments. Customers can choose the architecture of their choice (engineered systems, software-defined storage or cloud), all with industry-leading efficiency, performance and density for flash environments; rapid and simplified deployment; and greater data protection and security. We continue to sell and support our legacy 7-mode Data ONTAP operating system for the decreasing number of installations that are not yet ready to move to ONTAP 9.

SANtricity Storage Operating System

In April 2016, we announced the newest release of the SANtricity OS, optimized for the new generations of data analytics applications. SANtricity provides superior performance, reliability and data protection for application-driven workloads that run on NetApp EF-Series and E-Series platforms. It allows customers to optimize performance on the fly, with adaptive caching algorithms to achieve high IOPS and throughput. Installed on over one million systems worldwide, the SANtricity OS is field-proven.

SolidFire Element Operating System

Announced in June 2016, NetApp’s newest version of Element OS delivers the industry’s most comprehensive enterprise feature set for creating a next generation data center. By consolidating multiple mixed workloads onto an agile, secure and automated infrastructure, Element OS 9 significantly improves flexibility and expands the range of use cases for SolidFire’s all-flash scale-out system.

Object Storage Software

NetApp StorageGRID ® Webscale software allows customers to store and manage massive amounts of data on premises and in the cloud. As a software-defined solution for media repositories, web data stores and large archives, the sophisticated policy engine provides automated data placement across storage tiers, physical sites and hybrid clouds. Real-time auditing provides continuous and active monitoring for service-level agreement verification and reporting. With support for Amazon S3, OpenStack Swift and NFS/SMB, it provides a scalable, highly durable object storage solution for primary storage and long-term archives.

NetApp Integrated Data Protection (IDP) Solutions

Embedded in ONTAP 9, our IDP solutions ensure customer data is available when and where it’s needed. Customers can scale their NetApp data protection capabilities across applications, virtual infrastructures and cloud architectures. They additionally benefit from controlled data access with secure multi-tenancy and military-grade (AES-256) encryption and proven key-management solutions.

Other critical IDP solutions include SnapMirror ® data replication technology; MetroCluster™ continuous-availability and disaster recovery software; SnapVault ® software for simplified backup and data recovery; SnapRestore ® data recovery software; and SnapLock ® compliance software.

OnCommand ® Management Software and Management Integration Tools

The NetApp OnCommand storage management software portfolio incorporates a broad range of data management tools for NetApp and multivendor storage. These products help our customers’ transition to the hybrid cloud. They improve visibility and allow customers to manage, monitor and optimize their hybrid cloud environments.

FlexArray ® Storage Virtualization Software

FlexArray software enables NetApp systems to virtualize existing EMC, HP, Hitachi and NetApp E-Series arrays to unify and streamline IT operations. Customers can transform existing arrays to create storage that spans private, public and hybrid clouds. It reduces capacity requirements on arrays by more than 35% and increases the usefulness of current storage.

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

Technical support services ensure our products operate efficiently and benefit from the most up-to-date software to help customers minimize downtime for systems running business-critical applications. Our services organization also provides in-depth guidance and education that include extensive access to our global technical resources and intellectual property. Customers can choose from a number of support options including direct touch, web-based My AutoSupport ® service, training on our product and solutions and an active online community of customers.

Sales, Principal Markets, and Distribution Channels

We market and sell our products in numerous countries throughout the world. To increase visibility of NetApp in the broader IT segment, we continue to make investments in our multi-year branding and awareness campaigns.

Our diversified customer base spans industry segments and vertical markets such as energy, financial services, government, high technology, internet, life sciences, healthcare services, manufacturing, media, entertainment, animation, video postproduction and telecommunications. NetApp focuses primarily on the data management and storage markets. We design our products to meet the needs of our broad customer base – from large enterprises to midsize customers.

NetApp uses a multichannel distribution strategy. We sell our products and services to end-user business customers and service providers through a direct sales force and an ecosystem of partners. We work with a wide range of partners for our customers, including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2017, sales through our indirect channels represented 78% of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 28, 2017, our worldwide sales and marketing functions consisted of approximately 5,100 managers, sales representatives and technical support personnel. We have field sales offices in approximately 45 countries. Sales to customers Arrow Electronics, Inc. and Avnet, Inc., which are distributors, accounted for 22% and 20% of our net revenues, respectively, in fiscal 2017. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations and net sales attributable to our geographic regions is included in Note 16 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements

Seasonality

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

We are certified to the International Organization for Standardization (ISO) 9001:2008 and ISO 14001:2004 certification standards.

Research and Development

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $779 million, $861 million and $920 million in fiscal 2017, 2016 and 2015, respectively. These costs consist primarily of personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

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

Technology trends, such as the emergence of hosted (or cloud) storage, SaaS and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service providers provide customers storage as an operating expense, rather than storage systems capital expenditures, for the customers’ data centers, which competes with more traditional storage offerings. While the short- and long-term impact of these evolving trends cannot be predicted, NetApp is confident that our customers recognize the value in our cloud and Data Fabric strategy. Our strategy includes integrating and building relationships with these new classes of providers, and to date, we have established relationships with more than 300 cloud service providers and hyperscaler providers, including AWS, Google, IBM SoftLayer and Microsoft Azure.

We compete against HPE, Dell Technologies, HDS and IBM, as well as Pure Storage and other smaller players. Our current and potential competitors may establish cooperative relationships among themselves or with third parties, including some of our partners. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share.

We consider innovation and our technology partnerships key to our competitive differentiation. We believe our competitive advantage also includes the nature of the relationships we form with our customers and partners worldwide. We strive to deliver an outstanding experience in every interaction we have with our customers and partners through our product, service, and support offerings, which enable us to provide our customers with a full range of expertise before, during and after their purchase.

Proprietary Rights

NetApp generally relies on patent, copyright, trademark, trade secret and contract laws to establish and maintain our proprietary rights in our technology and products. While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any particular patent, trademark, copyright, license or other intellectual property right. We have been granted or own by assignment over 2,100 patents issued by, and have over 640 patent applications pending with, the U.S. Patent and Trademark Office, as well as a corresponding number of international patents and patent applications. While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

NetApp, the NetApp logo, Active IQ, AltaVault, ASUP, AutoSupport, Campaign Express, Clustered Data ONTAP, Customer Fitness, Data ONTAP, DataMotion, Element, Fitness, Flash Accel, Flash Cache, Flash Pool, FlexArray, FlexCache, FlexClone, FlexPod, FlexScale, FlexShare, FlexVol, FPolicy, Fueled by SolidFire, GetSuccessful, Go Further, Faster, LockVault, Manage ONTAP, MetroCluster, MultiStore, NetApp Insight, OnCommand, ONTAP, ONTAPI, RAID DP, RAID-TEC, SANtricity, SecureShare, Simplicity, Simulate ONTAP, SnapCenter, Snap Creator, SnapCopy, SnapDrive, SnapIntegrator, SnapLock,

SnapManager, SnapMirror, SnapMover, SnapProtect, SnapRestore, Snapshot, SnapValidator, SnapVault, SolidFire, SolidFire Helix, SolidFire Helix Design, StorageGRID, SyncMirror, Tech OnTap, Unbound Cloud, WAFL and other names are trademarks or registered trademarks of NetApp Inc., in the United States and/or other countries.

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

We are voluntarily measuring, monitoring, and publicly reporting our scope 1 and scope 2 greenhouse gas emissions and participate in the Carbon Disclosure Project (CDP). The CDP is a global standardized mechanism by which companies report their greenhouse gas emissions to institutional investors. We promote alternative transportation programs through education and awareness campaigns, and we continuously seek to optimize the energy efficiency of our buildings, labs, and data centers. At both the global and regional/state levels, various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Environmental laws are complex, change frequently, and have tended to become more stringent over time. It is often difficult to estimate the future impact of environmental matters. Based on current information, we believe that our primary risk related to climate change is the risk of increased energy costs. We are not subject to a cap and trade system or any other mitigation measures that could be material to our operations in the near future. Additionally, we have implemented disaster recovery and business resiliency measures to mitigate the physical risks our facilities, business, and supply chain might face as a consequence of severe weather-/climate-related phenomena such as earthquakes, floods, droughts, and other such natural occurrences.

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

Employees

As of April 28, 2017, we had approximately 10,100 employees world-wide. None of our employees are represented by a labor union and we consider relations with our employees to be good. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages as of June 1, 2017, are as follows:

Name	Age	Position
George Kurian	50	Chief Executive Officer and President
Ronald J. Pasek	56	Executive Vice President and Chief Financial Officer
Henri Richard	59	Executive Vice President, Worldwide Field and Customer Operations
Joel D. Reich	58	Executive Vice President, Product Operations
Matthew K. Fawcett	49	Senior Vice President, General Counsel and Secretary

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

Henri Richard joined NetApp in May 2016 as executive vice president of worldwide field and customer operations, leading NetApp’s global field and customer success operations, which supports the company’s ecosystem of channel, alliance, and service partners and perform customer-facing functions. Before joining NetApp, from April 2013 to May 2016, he was senior vice president of worldwide sales and support at SanDisk Corporation. Prior to SanDisk, Mr. Richard served as senior vice president of worldwide sales and marketing at Freescale Semiconductor from September 2007 to April 2013. Mr. Richard brings 30-years of experience serving in global executive roles at companies including Seagate, IBM, WebGain and AMD. He started his career in IT with Informatique Haute Performance in Paris, France, a company he founded. Mr. Richard was a member of the board of directors of Ultratech Inc., a formerly publicly traded advance packaging and laser processing company, until its acquisition by Veeco Instruments, Inc. in May 2017. Henri holds a bachelor of science degree from the Ecole Nationale de Radiotechnique et d’Electronique Appliquee in Asnieres, France.

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

Our business may be harmed by trends in the networked storage hardware market or if we are unable to keep pace with rapid industry, technological and market changes.

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage and data management solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage and data management solutions to address this demand. However, despite continued data growth, the networked storage hardware market experienced a decline in each of the last two calendar years due to a combination of customers delaying purchases in the face of technology transitions, increasing adoption of Cloud environment built on commodity hardware, increased storage efficiency, and changing economic and business environments. While customers are navigating through their IT transformations, which leverage modern architectures and hybrid cloud environments, they are also reducing IT budgets, looking for simpler solutions, and rethinking how they consume IT. This evolution is diverting spending towards transformational projects and architectures like flash, hybrid cloud, IT as a service, converged infrastructure, and software defined storage. Our business may be adversely impacted if we are unable to keep pace with rapid industry, technological or market changes or if our Data Fabric strategy is not accepted in the marketplace. As a result of these and other factors discussed in the report, our revenue may grow at a slower rate than in past periods, or may decline as it did in fiscal years 2015, 2016 and 2017, on a year-over year basis. The future impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products, services and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

If we are unable to develop, introduce and gain market acceptance for new products while managing the transition from older products, or if we cannot provide the expected level of quality, service and support for our new products, our business, operating results and financial condition could be harmed.

Our future growth depends upon the successful development and introduction of new hardware and software products and related services. Due to the complexity of storage software, subsystems and appliances and the difficulty in gauging the engineering effort required to produce new products, such products are subject to significant technical and quality control risks.

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for new products, as and when required by the market and our customers, our business, operating results and financial condition could be materially and adversely affected.

New or additional product introductions, including new software and flash product offerings, such as ONTAP Cloud, all flash FAS, AltaVault, and SolidFire, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to successfully manage the transition from older products and solutions, our ability to forecast the impact of customers’ demand for new products and solutions or the products being replaced, and our ability to manage production capacity to meet the demand for new products. In addition, as new or enhanced products are introduced, we must also avoid excessive levels of older product inventories and related components and ensure that enough supplies of new products can be delivered to meet customers’ demands. Further risks inherent in new product and solutions introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, delays in sales caused by the desire of customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products and solutions. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, service and support to effectively compete for these market opportunities.

Our new consumption based business models may adversely affect our revenues and profitability.

We offer customers a full range of consumption models, including the deployment of our software through our subscription and cloud-based SaaS, and utility pricing and managed services offerings for our hardware and software systems. These business models continue to evolve, and we may not be able to compete effectively, generate significant revenues or maintain the profitability of our consumption based offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our on-premise hardware and software offerings and could have a dampening impact on overall demand for our on-premise hardware and software product and service offerings, which could reduce our revenues and profitability, at least in the near term. If we do not successfully execute our consumption model strategy or anticipate the needs of our customers, our revenues and profitability could decline.

As customer demand for our consumption model offerings increases, we could experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our hardware arrangements and software licenses, (that are generally recognized in full at the time of delivery), relative to our consumption model offering arrangements, (that are generally recognized ratably over the terms of the arrangement). We incur certain expenses associated with the infrastructure and marketing of our consumption model offerings in advance of our ability to recognize the revenues associated with these offerings.

Our sales and distribution structure makes forecasting revenues difficult and, if disrupted, could harm our operating results.

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers, with a corresponding variety of sales cycles. In addition, the majority of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners. This structure significantly complicates our ability to forecast future revenue, especially within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area or the failure of our channel partners to promote our products could harm our operating results, as qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners, if their financial condition, business or customer relationships were to weaken, if they fail to comply with legal or regulatory requirements, or if we were to cease to do business with them for these or other reasons, our business, operating results and financial condition could be harmed.

Increasing competition and industry consolidation could harm our business and operating results.

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and fragmentation. We compete with many companies in the markets we serve, including established public companies, newly public companies with a strong flash focus, and new market entrants addressing the growing opportunity for hyper-converged systems. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services. Technology trends, such as the emergence of hosted or public cloud storage, SaaS and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service providers provide customers storage as an operating expense, rather than as a capital expenditure, for the customers’ data centers, which meets rapidly evolving business needs and has changed the competitive landscape.

Competitors may develop new technologies or products in advance of us or establish business models or technologies disruptive to us. By extending our flash, converged infrastructure and cloud storage offerings, we are competing in new segments with both traditional competitors and new competitors, particularly smaller emerging storage vendors. The longer-term potential and competitiveness of these emerging vendors remains to be determined. In cloud and converged infrastructure, we also compete with large well-established competitors.

For additional information regarding our competitors, see the section entitled “Competition” contained in Item 1 – Business of Part I of this Form 10-K. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power. An increase in industry consolidation might result in stronger competitors that are better able to compete as full stack vendors for customers and achieve increased economies of scale in the supply chain. For example, in October 2016, Dell Inc. and EMC Corp. consummated their agreement to merge. Also in April 2017, HP Enterprise completed their acquisition of Nimble Storage. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers.

Continuing uncertain economic and political conditions restrict our visibility and may harm our operating results, including our revenue growth and profitability.

The continuing global economic uncertainty and political and fiscal challenges in the United States (U.S.) and abroad have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage and networking industries at large, as well as the information technology (IT) market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Consequently, we expect these concerns to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

Our gross margins vary.

Our gross margins reflect a variety of factors, including competitive pricing, component and product design, the volume and relative mix of product, software maintenance, hardware maintenance and other services revenues. Increased component costs, increased pricing and discounting pressures, the relative and varying rates of increases or decreases in component costs and product prices, changes in product, software maintenance, hardware maintenance and other services revenue mix or decreased volume could harm our revenues, gross margins or earnings. Our gross margins are also impacted by the cost of any materials that are of poor quality and our sales and distribution activities, including, without limitation, pricing actions, rebates, sales initiatives and discount levels, and the timing of service contract renewals.

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

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected us in the past, and in the future could, negatively affect our revenues.

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

A significant portion of our operations is located, and a significant portion of our revenues is derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and our future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by our internal policies and procedures, or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. There can be no assurance that all our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will comply with these policies, procedures, laws and/or regulations. Any such violation could subject us to fines and other penalties, which could have a material adverse effect on our business, operating results and financial condition.

We could be subject to additional income tax liabilities.

Our effective tax rate is influenced by a variety of factors, many of which are outside of our control. These factors include among other things, fluctuations in our earnings and financial results in the various countries and states in which we do business, the outcome of income tax audits and changes to the tax laws in such jurisdictions. Changes to any of these factors could materially impact our operating results.

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations or a change in how we manage our international operations could adversely affect our ability to continue to realize these tax benefits. Except as required under U.S. tax laws, we do not provide for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes, or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, which could have a material impact on our financial results.

We are routinely subject to income tax audits in the U.S. and several foreign tax jurisdictions. If the ultimate determination of income taxes or at-source withholding taxes assessed under these audits results in amounts in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

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

Our hardware and software products are complex. We have experienced in the past, and expect to experience in the future, quality issues. Quality risk is most acute when we are introducing new products. Quality issues have and could again in the future cause customers to experience outages or disruptions in service, data loss or data corruption. If we fail to remedy a product defect, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, loss of revenue, inventory costs or product reengineering expenses and higher ongoing warranty and service costs, and these occurrences could have a material impact on our gross margins, business and operating results. In addition, we exercise little control over how our customers use or maintain our products, and in some cases improper usage or maintenance could impair the performance of our products, which could lead to a perception of a quality issue. Customers and we may experience losses that may result from or are alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages.

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

High-profile cyber-attacks and security breaches have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting information technology products and businesses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems.

Many jurisdictions have enacted or are enacting laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding security breaches often lead to widespread negative publicity. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms, and social media sites. Any security breach, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their support contracts, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. In particular, our SaaS business could be subject to stricter obligations and greater fines under the impending enactment of the new European Data Protection Regulation on May 25, 2018.

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

As of April 28, 2017, $4.5 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is lower than projected and is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax charge. In any such case, our business, operating results or financial condition could be adversely impacted.

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

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, in February 2016, we acquired SolidFire, Inc., and in fiscal 2015 we acquired the SteelStore product line (renamed AltaVault) from Riverbed Technology, Inc. The benefits we expect to receive from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

Reduced U.S. government demand could materially harm our business and operating results. In addition, we could be harmed by claims that we have or a channel partner has failed to comply with regulatory and contractual requirements applicable to sales to the U.S. government.

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Events such as the U.S. federal government shutdown in October 2013 and continued uncertainty regarding the U.S. budget and debt levels, have increased demand uncertainty for our products, and in our fiscal 2016 resulted in lower sales to these customers. In addition, like other customers, the U.S. government may evaluate competing products and delay purchasing in the face of the technology transitions taking place in the storage industry. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

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

We are exposed to credit risks and fluctuations in the market values of our investment portfolio.

We maintain an investment portfolio of various holdings, types, and maturities. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments may fluctuate substantially. Therefore, although we have not recently realized any significant losses on our investments, future fluctuations in their value could result in a significant realized loss.

There are risks associated with our outstanding and future indebtedness.

As of April 28, 2017, we had an aggregate of $1.5 billion of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2017, 2021 and 2022, and we had an aggregate of $500 million of commercial paper notes outstanding with maturities ranging from seven to 38 days. We may incur additional indebtedness in the future under existing credit facilities and/or entering into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

In addition, all our debt and credit facility arrangements subject us to continued compliance with restrictive and financial covenants. If we do not comply with these covenants or otherwise default under the arrangements, we may be required to repay any outstanding amounts borrowed under these agreements. Moreover, compliance with these covenants may restrict our strategic or operational flexibility in the future, which could harm our business, operating results and financial condition.

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

Our failure to adjust to emerging standards in the storage and data management industry may harm our business.

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

If we were ever found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition. Even if we were not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm. Such collateral consequences could have a material adverse impact on our business, operating results and financial condition.

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

Our stock price is subject to volatility.

Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our stock, changes in our capital structure, including issuance of additional debt, changes in our credit ratings, our ability to pay dividends and to continue to execute our stock repurchase program as planned and market trends unrelated to our performance.

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

Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations or business can cause changes in our stock price. These factors, as well as general economic and political conditions and the timing of announcements in the public market regarding new products or services, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may adversely affect our stock price.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own approximately 1.1 million square feet of facilities at our Sunnyvale, California headquarters. The Sunnyvale site supports research and development, corporate general administration, sales and marketing, global services and operations.

We own approximately 0.8 million square feet of facilities in Research Triangle Park (RTP), North Carolina. In addition, we own 65 acres of undeveloped land. The RTP site supports research and development, global services and sales and marketing.

We own forty acres of land and approximately 0.3 million square feet of facilities in Wichita, Kansas. This site supports sales and marketing, research and development, and global services.

We own approximately 1.0 million square feet of facilities in Bangalore, India. The Bangalore site supports research and development, marketing and global services.

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

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$26.95	$22.50	$37.07	$30.25
Second Quarter	$36.10	$25.82	$34.81	$28.75
Third Quarter	$39.00	$30.36	$34.73	$20.66
Fourth Quarter	$43.14	$37.48	$27.51	$20.89

Holders

As of June 9, 2017 there were 474 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.19 per outstanding common share in each quarter of fiscal 2017 for an aggregate of $208 million, $0.18 per outstanding common share in each quarter of fiscal 2016 for an aggregate of $210 million, and $0.165 per outstanding common share in each quarter of fiscal 2015 for an aggregate of $208 million.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index, the S&P Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index for the five years ended April 28, 2017. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among NetApp, Inc., the S&P 500 Index, the S&P Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index*

 *$100 invested on April 27, 2012 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and each of the indexes.

	April 2012	April 2013	April 2014	April 2015	April 2016	April 2017
NetApp, Inc.	$100.00	$89.34	$91.05	$95.66	$64.23	$110.78
S&P 500 Index	$100.00	$115.32	$138.69	$160.85	$160.35	$189.08
S&P 500 Information Technology Index	$100.00	$98.03	$123.36	$153.98	$151.51	$205.08
S&P 1500 Technology Hardware & Equipment Index	$100.00	$84.18	$113.20	$147.88	$119.17	$176.51

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 28, 2017:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 28, 2017 - February 24, 2017	345	$40.56	266,103	$910
February 25, 2017 - March 24, 2017	2,770	$41.87	268,873	$794
March 25, 2017 - April 28, 2017	—	$—	268,873	$794
Total	3,115	$41.72

In May 2003, our Board of Directors approved a stock repurchase program. As of April 28, 2017, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Since inception of the program through April 28, 2017, we repurchased a total of 269 million shares of our common stock for an aggregate purchase price of $8.8 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Item 6.	Selected Financial Data

The following selected consolidated financial data set forth below was derived from our historical audited consolidated financial statements and should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data, and other financial data included elsewhere in this Annual Report on Form 10-K. Our historical results of operations are not indicative of our future results of operations.

	Fiscal Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015	April 25, 2014	April 26, 2013
	(In millions, except per share amounts)
Net revenues	$5,519	$5,546	$6,123	$6,325	$6,332
Gross profit	$3,390	$3,373	$3,833	$3,919	$3,761
Net income	$509	$229	$560	$638	$505
Net income per share, basic	$1.85	$0.78	$1.77	$1.87	$1.40
Net income per share, diluted	$1.81	$0.77	$1.75	$1.83	$1.37
Shares used in basic computation	275	294	316	340	362
Shares used in diluted computation	281	297	321	348	368
Cash dividends declared per share	$0.76	$0.72	$0.66	$0.60	$—

	April 28, 2017	April 29, 2016	April 24, 2015	April 25, 2014	April 26, 2013
	(In millions)
Cash, cash equivalents and short-term investments	$4,921	$5,303	$5,326	$5,003	$6,953
Working capital	$2,076	$2,786	$4,064	$3,776	$4,588
Total assets	$9,493	$10,037	$9,401	$9,214	$11,235
Total debt	$1,993	$2,339	$1,487	$990	$2,252
Total deferred revenue and financed unearned services revenue	$3,342	$3,385	$3,197	$3,100	$3,010
Total stockholders' equity	$2,780	$2,881	$3,414	$3,787	$4,718

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our Company

We are a leader in data insight, access, and control for hybrid cloud environments. We provide global organizations the ability to manage and share their data across on-premises, private and public clouds. We, together with our partners, provide a full range of enterprise-class solutions that customers use to modernize their infrastructures, build next generation data centers and harness the power of hybrid clouds. We continue to pioneer a Data Fabric platform that allows infrastructure experts, cloud architects, developers and CIOs to easily and securely unite and manage data across the widest variety of environments.

To help our customers and partners manage and share their data across on-premises, and private and public clouds, we are focusing on the customer by delivering an exceptional customer experience and becoming their preferred data partner; extending our cloud integration and hybrid cloud leadership through the NetApp Data Fabric platform and expanding our consumption model offerings to match customer needs across cloud and on-premises offerings.

The NetApp Data Fabric is a platform designed to simplify, automate and evolve the management of data. Data Fabric empowers our customers to seamlessly liberate, integrate and unleash the full potential of their data in a cloud, hybrid and on-premises world. Built for the challenges and opportunities of the data-centric world, our products and solutions are designed for simplicity and optimized to manage, protect and secure data. Because our Data Fabric platform is open by design, we can constantly fuel innovation and flexibility. Our products and solutions portfolio centers on the digital transformation phases through which our customers are progressing: modernizing storage and data management, building next generation data centers and harnessing the power of hybrid cloud.

Our unified scale-out fabric-attached storage (FAS) platform is designed to meet the demanding requirements of shared infrastructures and cloud environments. Our FAS storage platform uses the NetApp Data ONTAP storage operating system to deliver integrated data protection, comprehensive data management, and built-in efficiency software for virtualized, shared infrastructures, cloud computing, and mixed workload business applications. Our E-Series high-performance storage area network platform is designed to meet demanding performance and capacity requirements of dedicated workloads, while retaining simplicity and an optimized price to performance ratio. Our SolidFire All-Flash Arrays deliver fully automated agility and guaranteed application performance at web scale so customers can achieve the next-generation data center.

Flash plays a key role in customers’ digital transformation efforts as they seek to gain advantage through greater speed, responsiveness and value from key business applications, while lowering total cost of ownership. All-flash array technology is the de facto choice for primary application workloads as customers seek performance and economic benefits by replacing hard disk installations. With our all-flash array portfolio, including our AFF-Series, EF-Series and SolidFire SF-Series products, we enable customers to modernize storage and data management to boost performance in their traditional data centers, while mapping out their move to a hybrid cloud.

Our hybrid flash storage serves customers who want the option to deploy the speed of flash storage where they need it while using more affordable hard disk drives to address capacity requirements. Our hybrid arrays include the FAS series of unified storage systems and the E-Series of block storage offerings.

We employ a multichannel distribution strategy, selling products and services to end users and service providers through a direct sales force and through channel partners, including value-added resellers, system integrators, original equipment manufacturers (OEMs) and distributors.

To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we group our products by “Strategic” and “Mature” solutions. Strategic solutions include Clustered ONTAP, branded E-Series, SolidFire, AltaVault and optional add-on software products. Mature solutions include 7-mode OnTap, add-on hardware and related operating system (OS) software and original equipment manufacturers (OEM) products. Both our Mature and Strategic product lines include a mix of disk, hybrid and all flash storage media.

In addition to our products, we provide a variety of services including software maintenance, hardware maintenance and other services including professional services, global support solutions, and customer education and training to help customers most effectively manage their data.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics for each of the last three fiscal years (in millions, except per share amounts, percentages and cash conversion cycle):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Net revenues	$5,519	$5,546	$6,123
Gross profit	$3,390	$3,373	$3,833
Gross profit margin percentage	61%	61%	63%
Income from operations	$665	$348	$716
Income from operations as a percentage of net revenues	12%	6%	12%
Net income	$509	$229	$560
Diluted net income per share	$1.81	$0.77	$1.75
Operating cash flows	$986	$974	$1,268

	April 28, 2017	April 29, 2016
Deferred revenue and financed unearned services revenue	$3,342	$3,385
Cash conversion cycle	15	28

•

Net revenues:  Our net revenues were relatively flat in fiscal 2017 compared to fiscal 2016. This was primarily due to an increase of 1% in product revenues, partially offset by a 2% decrease in software and hardware maintenance and other services revenues.

•

Gross profit margin percentage:  Our gross profit margin as a percentage of net revenues was relatively flat in fiscal 2017 compared to fiscal 2016 reflecting a decrease in gross profit margin on product revenues, mostly offset by an increase in gross profit margin on hardware maintenance and other services revenues.

•

Income from operations as a percentage of net revenues:  Our income from operations as a percentage of net revenues increased in fiscal 2017 compared to fiscal 2016 primarily due to lower operating expenses resulting from our cost reduction initiatives.

•

Net income and Diluted income per share:  The 122% and 135% increases in net income and diluted net income per share, respectively, in fiscal 2017 compared to fiscal 2016 reflect the factors discussed above, as well as a decrease in our effective tax rate of 10 percentage points. Diluted net income per share was favorably impacted by a 5% decrease in the annual weighted average number of dilutive shares, primarily due to share repurchases.

•	Operating cash flows: Operating cash flows were relatively flat in fiscal 2017 compared to fiscal 2016, reflecting higher net income, mostly offset by changes in operating assets and liabilities.
•

Deferred revenue and financed unearned services revenue:  Total deferred revenue and financed unearned services revenue decreased $43 million, or 1%, as of fiscal 2017 year end compared to fiscal 2016 year end primarily due to lower pricing on maintenance contracts.

•

Cash Conversion Cycle: Our cash conversion cycle was 15 days in the fourth quarter of fiscal 2017, compared to 28 days in the corresponding period of fiscal 2016, reflecting lower Days Sales Outstanding and higher Days Payables Outstanding, partially offset by higher Days Inventory Outstanding.

Stock Repurchase Program and Dividend Activity

During fiscal 2017, we repurchased 22 million shares of our common stock at an average price of $32.72 per share, for an aggregate of $705 million. We also declared cash dividends of an aggregate of $0.76 per share in fiscal 2017, for which we paid an aggregate of $208 million.

Restructuring Events

During the third quarter of fiscal 2017, we announced a restructuring and reduction in workforce to streamline our business and reduce operating expenses. In connection with these actions, we reduced our worldwide headcount by approximately 6%, and incurred aggregate charges of approximately $52 million, primarily related to employee terminations. These activities have been substantially completed.

Commercial Paper Program

In December 2016, we entered into a commercial paper program, under which we may issue unsecured commercial paper notes, with the aggregate face or principal amount of the notes outstanding at any time not to exceed $600 million. As of April 28, 2017, we had $500 million of principal amount in commercial paper notes outstanding.

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

Inventory Valuation and Purchase Order Accruals

Inventories consist primarily of purchased components and finished goods and are stated at the lower of cost or net realizable value, which approximates actual cost on a first-in, first-out basis. A provision is recorded when inventory is determined to be in excess of anticipated demand or obsolete in order to adjust inventory to its estimated realizable value. The following are the key estimates and assumptions and corresponding uncertainties for estimating the value of our inventories:

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of a reporting unit may exceed its fair value. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2017, we performed a quantitative test at the reporting unit level and determined the fair value substantially exceeded the carrying amount of each reporting unit and, therefore, found no impairment of goodwill.

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

Assumptions and estimates about expected future cash flows and the fair values of our reporting units and purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as the adverse impact of unanticipated changes in macroeconomic conditions and technological changes or new product introductions from competitors. They can also be affected by internal factors such as changes in business strategy or in forecasted product life cycles and roadmaps. Our ongoing consideration of these and other factors could result in future impairment charges or accelerated amortization expense, which could adversely affect our operating results.

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

•

The fair value of our investments in debt securities could decrease significantly from uncertainties in the credit and capital markets, credit rating downgrades and/or solvency of the issuer, decreases in the marketability of the securities. If the fair value of our investments decreases significantly and, if because of changes in our ability and intent to continue to hold the securities or other factors, it is determined to be other-than-temporary, we may incur impairment charges that could adversely affect our results of operations.

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

New Accounting Standards

See Note 2 – Recent Accounting Standards Not Yet Effective of the Notes to Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on our financial statements.

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2017, which ended on April 28, 2017, and fiscal year 2015, which ended on April 24, 2015, were each 52-week years. Fiscal year 2016, which ended on April 29, 2016, was a 53-week year. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2017	2016	2015
Revenues:
Product	54%	54%	60%
Software maintenance	17	17	15
Hardware maintenance and other services	28	29	26
Net revenues	100	100	100
Cost of revenues:
Cost of product	29	28	27
Cost of software maintenance	1	1	1
Cost of hardware maintenance and other services	9	10	10
Gross profit	61	61	63
Operating expenses:
Sales and marketing	30	32	31
Research and development	14	16	15
General and administrative	5	6	5
Restructuring charges	1	2	—
Acquisition-related expense	—	—	—
Gain on sale of properties	—	(1)	—
Total operating expenses	49	55	51
Income from operations	12	6	12
Other expense, net	—	—	—
Income before income taxes	12	6	12
Provision for income taxes	3	2	2
Net income	9%	4%	9%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview — Net revenues for fiscal 2017 were $5,519 million, a decrease of $27 million, relatively flat compared to fiscal 2016, reflecting lower hardware maintenance and other services revenues, partially offset by higher product revenues and software maintenance revenues. Net revenues for fiscal 2016 were $5,546 million, a decrease of $577 million, or 9%, compared to fiscal 2015, reflecting lower product revenues, partially offset by higher software and hardware maintenance and other services revenues.

Gross profit as a percentage of net revenues for fiscal 2017 was relatively flat compared to fiscal 2016, reflecting lower margins on product revenues, mostly offset by higher margins on hardware maintenance and other services revenues. Gross profit margins on product revenues in fiscal 2017 decreased 1.5 percentage points compared to fiscal 2016, primarily due to higher discounting and product promotions which resulted in the decline in ASPs, as well as higher overall average unit materials costs. Gross profit margins increased on hardware maintenance and other services due the achievement of a lower cost structure resulting from our recent cost reduction initiatives. Gross profit as a percentage of net revenues decreased 2 percentage points during fiscal 2016 compared to fiscal 2015, reflecting lower margins on product revenues, due to primarily to higher discounting and product promotions which resulted in the decline in ASPs that outpaced the decline in unit materials costs.

Sales and marketing, research and development, and general and administrative expenses for fiscal 2017 totaled $2,683 million, a decrease of 5 percentage points as a percentage of net revenues compared to fiscal 2016, primarily due to a lower average headcount as a result of our restructuring plans as well as other cost reduction initiatives, partially offset by additional operating expenses related to our acquisition of SolidFire, Inc. (SolidFire). Sales and marketing, research and development, and general and administrative expenses for fiscal 2016 totaled $2,960 million, an increase of 3 percentage points as a percentage of net revenues compared to fiscal 2015, primarily due to a lower revenue denominator, partially offset by the benefits of our cost reduction initiatives.

Net Revenues (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Net revenues	$5,519	$5,546	—%	$6,123	(9)%

The decrease in net revenues for fiscal 2017 compared to fiscal 2016 was primarily due to a decrease of $63 million in hardware maintenance and other services revenues, partially offset by an increase of $20 million in product revenues and an increase of $16 million in software maintenance revenues. Product revenues as a percent of net revenues increased 1 percentage point in fiscal 2017 compared to fiscal 2016.

The decrease in net revenues for fiscal 2016 compared to fiscal 2015 was primarily due to a decrease of $669 million in product revenues, partially offset by a $92 million increase in total software maintenance and hardware maintenance and other services revenues. Product revenues as a percent of net revenues decreased 6 percentage points in fiscal 2016 compared to fiscal 2015.

Sales through our indirect channels represented 78%, 77% and 78% of net revenues in fiscal 2017, 2016 and 2015, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Fiscal Year
	2017	2016	2015
Arrow Electronics, Inc.	22%	22%	23%
Avnet, Inc.	20%	19%	16%

Product Revenues (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Product revenues	$3,006	$2,986	1%	$3,655	(18)%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, original equipment manufacturer (OEM) products and add-on hardware and software.

Product revenues from strategic solutions represented 66% of product revenues in fiscal 2017, compared to 56% in fiscal 2016. Product revenues from mature solutions represented 34% of product revenues, in fiscal 2017, compared to 44% in fiscal 2016.

Total product revenues from strategic solutions totaled $1,971 million in fiscal 2017, reflecting a 17% increase from $1,682 million in fiscal 2016. This increase was primarily due to a 15% increase in unit volume of Clustered ONTAP systems, partially offset by a decrease in ASP reflecting higher discounting and promotional programs. Total product revenue from mature solutions totaled $1,035 million in fiscal 2017, reflecting a 21% decrease from $1,304 million in fiscal 2016, primarily due to a 57% decrease in unit volume of 7-mode systems, as well as a decrease in ASP. In addition, add-on hardware, storage and related OS revenues decreased 11%, while OEM revenues increased 4%. These fluctuations reflect our planned transition of our product offerings and the adoption by our customers of our newer all-flash and hybrid-cloud compatible products.

Total product revenues from strategic solutions totaled $1,682 million in fiscal 2016, reflecting a 20% increase from $1,402 million in fiscal 2015, primarily due to an 86% increase in unit volume of Clustered ONTAP systems, partially offset by a decrease in ASP reflecting higher discounting and less favorable product mix. Total product revenue from mature solutions totaled $1,304 million in fiscal 2016, reflecting a 42% decrease from $2,253 million in fiscal 2015, primarily due to a 63% decrease in unit volume of 7-mode systems, as well as a decrease in ASP. In addition, add-on hardware, storage and related OS revenues decreased 19% and OEM revenues decreased 38%. These fluctuations reflect the movement of customer demand from our older products to our newer products.

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

Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Software maintenance revenues	$965	$949	2%	$899	6%

Software maintenance revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The fluctuations in software maintenance revenues reflect fluctuations in the aggregate contract value of the installed base under software maintenance contracts, which is recognized as revenue ratably over the terms of the underlying contracts. Our software maintenance revenues were favorably impacted by a change in our pricing strategy, effective in the fourth quarter of fiscal 2014, such that we now charge for software maintenance services on the storage capacity sold in our configured systems and add-on storage products. Software maintenance revenues in fiscal 2016 were also favorably impacted by the additional week of deferred revenue amortization in the first quarter of that year.

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Hardware maintenance and other services revenues	$1,548	$1,611	(4)%	$1,569	3%

Hardware maintenance and other services revenues include hardware maintenance, professional services and educational and training services revenues.

Hardware maintenance contract revenues were $1,265 million, $1,316 million and $1,253 million in fiscal 2017, 2016 and 2015, respectively, reflecting a decrease of 4% during fiscal 2017 compared to fiscal 2016 and an increase of 5% during fiscal 2016 compared to fiscal 2015. The decrease in fiscal 2017 was primarily due to a decrease in ASP on hardware maintenance contracts during the year. The increase in fiscal 2016 compared to fiscal 2015 was primarily due to an increase in the installed base and aggregate contract values under hardware maintenance contracts, due largely to higher levels of shorter term contract renewals from our existing contract base. Hardware maintenance revenues in fiscal 2016 were also favorably impacted by the additional week of deferred revenue amortization in the first quarter of that year.

Professional services and educational and training services revenues were $283 million, $295 million and $317 million in fiscal 2017, 2016 and 2015, respectively.

Revenues by Geographic Area:

	Fiscal Year
	2017	2016	2015
United States, Canada and Latin America (Americas)	56%	55%	56%
Europe, Middle East and Africa (EMEA)	31%	32%	30%
Asia Pacific (APAC)	13%	13%	13%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. Revenues in fiscal 2017 were relatively flat compared to fiscal 2016 across all geographical areas. During fiscal 2016, we experienced declining revenues in all geographic areas, with the largest percentage decline in the Americas U.S. public sector market. During fiscal 2015, Americas revenues were favorably impacted by an increase in revenues from U.S. public sector markets, but unfavorably impacted by lower Americas commercial revenues.

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

Cost of Product Revenues (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Cost of product revenues	$1,614	$1,558	4%	$1,657	(6)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Fiscal 2017 to Fiscal 2016	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Materials costs	9	(5)
Warranty	(1)	—
Amortization of purchased intangible assets	(2)	—
Other	(2)	(1)
Total change	4	(6)

Cost of product revenues represented 54%, 52% and 45% of product revenues for fiscal 2017, 2016 and 2015, respectively. Materials cost represented 91%, 85% and 85% of product costs for fiscal 2017, 2016 and 2015, respectively.

Materials costs increased $143 million in fiscal 2017 compared to fiscal 2016, reflecting a 32% increase in materials costs related to strategic products, primarily due to higher unit volume for configured Clustered ONTAP systems, particularly for All-Flash FAS products. This was partially offset by a 16% decrease in materials costs for mature products, reflecting lower volume in 7-Mode systems. Average unit materials costs for Clustered ONTAP systems increased primarily due to changes in product and configuration mix, including a higher percentage of systems sold with solid state (flash) drives in fiscal 2017.

A decrease in ASP for strategic systems combined with the increase in unit materials costs resulted in lower standard margins for mature products in fiscal 2017 compared to the prior year. Average unit materials costs for 7-mode systems were relatively flat compared to the prior year, which when combined with a decrease in ASP resulted in lower standard margins for mature products.

Materials costs decreased $85 million in fiscal 2016 compared to fiscal 2015, reflecting a 47% increase in materials costs related to strategic products, primarily due to higher unit volume for configured Clustered ONTAP systems, partially offset by a 35% decrease in materials costs for mature products, primarily due to lower unit volume in 7-Mode systems. Average unit materials costs for Clustered ONTAP systems decreased primarily due to changes in mix, while average unit materials costs for 7-mode systems were relatively flat compared to fiscal 2015.

Lower ASPs in fiscal 2016 compared to fiscal 2015 for both strategic and mature products, only partially offset by lower unit materials costs for strategic products, resulted in lower standard margins for both product groups.

Cost of product revenues in fiscal 2017 compared to fiscal 2016 were also favorably impacted by an $18 million decrease of warranty expense, reflecting our product quality and cost reduction efforts, and a decrease of $31 million in the amortization of intangibles due to the impact of certain acquired developed technologies being fully amortized by the end of fiscal 2016, partially offset by amortization related to the SolidFire acquisition.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Cost of software maintenance revenues	$28	$37	(24)%	$36	3%

Cost of software maintenance revenues decreased in fiscal 2017 compared to fiscal 2016, but were relatively flat in fiscal 2016 compared to fiscal 2015. Cost of software maintenance revenues represented 3%, 4% and 4% of software maintenance revenues for fiscal 2017, 2016 and 2015, respectively.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Cost of hardware maintenance and other services revenues	$487	$578	(16)%	$597	(3)%

Cost of hardware maintenance and other services revenues decreased $91 million, or 16%, in fiscal 2017 compared to fiscal 2016 and decreased $19 million, or 3%, in fiscal 2016 compared to fiscal 2015 due to the favorable impact of cost savings initiatives. Costs represented 31%, 36% and 38% of hardware maintenance and other services revenues for fiscal 2017, 2016 and 2015, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased $149 million, or 9% during fiscal 2017 compared to fiscal 2016, primarily due to lower salary and stock-based compensation expenses, reflecting a 13% decrease in average headcount as a result of cost reduction initiatives, partially offset by higher incentive compensation expense, reflecting stronger operating performance against goals.

Total compensation costs included in operating expenses decreased $57 million, or 3% during fiscal 2016 compared to fiscal 2015, primarily due to lower salaries and incentive compensation costs, reflecting a 5% decrease in average headcount, lower operating performance against goals and the favorable impact of foreign exchange rate fluctuations.

Sales and Marketing (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Sales and marketing expenses	$1,633	$1,792	(9)%	$1,913	(6)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Fiscal 2017 to Fiscal 2016	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Compensation costs	(4)	(2)
Facilities and IT support costs	(3)	(2)
Other	(2)	(2)
Total change	(9)	(6)

The decrease in compensation costs during fiscal 2017 reflects a 10% decrease in average headcount from the prior year. Facilities and IT support costs decreased during fiscal 2017 primarily due to cost containment efforts.

The decrease in sales and marketing expenses in fiscal 2016 reflects the approximately 4% favorable impact of fluctuations in foreign exchange rates. Additionally, the decrease in compensation costs during fiscal 2016 reflects lower average headcount from the prior year. Facilities and IT support costs decreased during fiscal 2016 primarily due to cost reduction initiatives.

Research and Development (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Research and development expenses	$779	$861	(10)%	$920	(6)%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Fiscal 2017 to Fiscal 2016	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Compensation costs	(7)	(3)
Facilities and IT support costs	(1)	(1)
Other	(2)	(2)
Total change	(10)	(6)

Compensation costs for fiscal 2017 were favorably impacted by lower salary and stock-based compensation expenses due to a decrease of 18% in average headcount, but were unfavorably impacted by higher incentive compensation expense. Facilities and IT support costs decreased during fiscal 2017 primarily due to cost containment efforts.

The decrease in compensation costs during fiscal 2016 was primarily due to lower salaries and incentive compensation costs, reflecting a 6% decrease in average headcount. Facilities and IT support costs decreased during fiscal 2016 primarily due to cost reduction initiatives.

General and Administrative (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
General and administrative expenses	$271	$307	(12)%	$284	8%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Fiscal 2017 to Fiscal 2016	Fiscal 2016 to Fiscal 2015
	Percentage Change Points	Percentage Change Points
Compensation costs	(4)	4
Professional and legal fees and outside services	(8)	7
Facilities and IT support costs	2	(3)
Other	(2)	—
Total change	(12)	8

Compensation costs for fiscal 2017 were favorably impacted by lower salary and stock-based compensation expenses due to a decrease of 11% in average headcount, but were unfavorably impacted by higher incentive compensation expense. The decrease in professional and legal fees and outside services expense in fiscal 2017 was primarily due to lower spending levels on consulting fees and projects. Facilities and IT support costs increased during fiscal 2017 primarily due to an increase in spending on IT projects.

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

 Restructuring Charges (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Restructuring charges	$52	$108	(52)%	$—	NM

NM - Not Meaningful

In response to changes in market conditions and market demand for our products, in fiscal years 2017 and 2016, we initiated a number of business realignment plans designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities, resulting in aggregate reductions of our global workforce of approximately 6% and 14% in fiscal 2017 and 2016, respectively, for which we recognized aggregate charges of $52 million and $108 million, consisting primarily of employee severance costs. See Note 13 – Restructuring Charges of the Notes to Consolidated Financial Statements for more details regarding our restructuring plans.

Acquisition-related Expense (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Acquisition-related expense	$—	$8	(100)%	$—	NM

NM - Not Meaningful

During fiscal 2016, we incurred $8 million of acquisition costs, primarily related to legal and consulting fees, employee severance costs, and asset impairments associated with our acquisition of SolidFire.

Gain on Sale of Properties (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Gain on sale of properties	$(10)	$(51)	(80)%	$—	NM

NM - Not Meaningful

In fiscal 2017, our continuing involvement with certain properties subject to a sale-leaseback arrangement entered into in fiscal 2016 ended, and as a result we recorded a non-cash sale of properties, extinguished the associated financing obligation and recognized a gain of $10 million.

In fiscal 2016, we sold certain properties, which had a net book value of $51 million and related sales proceeds of $102 million, resulting in a gain of $51 million.

Other Expense, Net (in millions, except percentages)

The components of other expense, net were as follows:

	Fiscal Year
	2017	2016	% Change	2015	% Change
Interest income	$44	$46	(4)%	$37	24%
Interest expense	(52)	(49)	6%	(42)	17%
Other income, net	8	—	NM	2	(100)%
Total	$—	$(3)	(100)%	$(3)	—%

NM - Not Meaningful

Interest income decreased during fiscal 2017 compared to fiscal 2016, primarily due to a decrease in the size of our investment portfolio. Interest income increased during fiscal 2016 compared to fiscal 2015, primarily due to a shift in our investment portfolio to higher-yielding investments.

Interest expense increased due to higher debt levels in fiscal years 2017 and 2016.

Provision for Income Taxes (in millions, except percentages):

	Fiscal Year
	2017	2016	% Change	2015	% Change
Provision for income taxes	$156	$116	34%	$153	(24)%

Our effective tax rate for fiscal 2017 was 23.5% compared to an effective tax rate of 33.6% for fiscal 2016, and an effective tax rate of 21.5% for fiscal 2015. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The effective tax rates for fiscal 2015 through fiscal 2017 were favorably impacted by the geographic mix of profits. Our effective tax rate for fiscal 2017 decreased compared to the prior year primarily as a result of differences in the respective periods’ income before taxes, as well as the impacts of discrete events discussed below.

The effective tax rate of 23.5% in fiscal 2017 included a benefit of $100 million, or 15.0 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%. Other key components of our effective tax rate for the year included a benefit of $8 million, or 1.2 percentage points, related to research and development credits, a tax charge of $16 million, or 2.4 percentage points, attributable to non-deductible stock-based compensation and a benefit of $4 million, or 0.6 percentage points, related to the domestic production activities deduction.

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

In the first quarter of fiscal 2017, we adopted a new accounting standard that simplifies stock-based compensation income tax accounting and presentation within the financial statements. During fiscal 2017, we recorded a discrete charge of $18 million following the post-adoption rules which require that all excess tax benefits and deficiencies from stock-based compensation be recognized as a component of income tax expense.

In June 2015, the Internal Revenue Service (IRS) signed a closing agreement on our fiscal 2008 to 2010 transfer pricing arrangements and in October 2015 completed the examination of our fiscal 2008 to 2010 income tax returns. During fiscal 2016, we recorded discrete charges totaling $23 million attributable to the audit settlements and related re-measurement of uncertain tax positions for tax years subject to future audits.

In July 2014, the IRS completed the examination of our fiscal 2005 to 2007 income tax returns upon approval by the Joint Committee of Taxation. During fiscal 2015, we recorded a tax charge of $47 million attributable to the audit settlement and related re-measurements of uncertain tax positions for tax years subject to future audits.

We are currently undergoing federal income tax audits in the United States and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. Our open years in U.S. federal jurisdictions are fiscal 2012 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal 2001, in that we have tax attribute carryforwards from these years that could be subject to adjustments in the tax years of utilization.

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

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We engage in continuous discussion and negotiation with taxing authorities regarding tax matters in multiple jurisdictions. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude, certain statutes of limitations will lapse, or both. Based on current information, we do not expect significant changes to our existing unrecognized tax benefits as of April 28, 2017.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	April 28, 2017	April 29, 2016
Cash, cash equivalents and short-term investments	$4,921	$5,303
Principal amount of debt	$2,000	$2,350
Debt as a percentage of stockholders' equity	72%	82%

The following is a summary of our cash flow activities:

	Fiscal Year
(In millions)	2017	2016
Net cash provided by operating activities	$986	$974
Net cash provided by (used in) investing activities	(220)	85
Net cash used in financing activities	(1,179)	(109)
Effect of exchange rate changes on cash and cash equivalents	(11)	(4)
Net increase (decrease) in cash and cash equivalents	$(424)	$946

As of April 28, 2017, our cash, cash equivalents and short-term investments totaled $4.9 billion, reflecting a minimal decrease of $382 million from April 29, 2016. The decrease was primarily due to $850 million used to repay our short-term loan, $705 million in cash paid for the repurchase of our common stock and $208 million in cash used for the payment of dividends, partially offset by $986 million of cash provided by operating activities and $499 million, net from the issuance of commercial paper notes. Working capital decreased by $0.7 billion to $2.1 billion as of April 28, 2017 primarily due to a decrease in cash and cash equivalents, the issuance of commercial paper notes and the reclassification of $750 million of the principal balance of our senior notes to current, partially offset by the repayment of our short-term loan.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle for the fourth quarter of each of the past three fiscal years:

	Three Months Ended
(In days)	April 28, 2017	April 29, 2016	April 24, 2015
Days sales outstanding (1)	45	54	46
Days inventory outstanding (2)	26	16	22
Days payables outstanding (3)	(56)	(41)	(43)
Cash conversion cycle (4)	15	28	25

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the fourth quarters presented above). Compared to the corresponding period in fiscal 2016, the decrease in DSO was due to more favorable shipping linearity in the fourth quarter of fiscal 2017.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of goods sold per day for the current quarter. Compared to the corresponding period in fiscal 2016, the increase in DIO was due primarily to the timing of inventory purchases, and to a lesser extent, the higher cost of flash compared to disk storage.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. Compared to the corresponding period in fiscal 2016, the increase in DPO was primarily the result of improved vendor payables management and an extension of payment terms with our suppliers.

(4)

The cash conversion cycle is the sum of DSO and DIO less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms from suppliers), the extent of shipment linearity, seasonal trends and the timing of revenue recognition and inventory purchases within the period.

Cash Flows from Operating Activities

During fiscal 2017, we generated cash from operating activities of $986 million, reflecting net income of $509 million, adjusted by non-cash depreciation and amortization of $226 million, stock-based compensation of $195 million and a deferred income tax provision of $90 million.

Changes in assets and liabilities during fiscal 2017 included the following:

•	Accounts receivable decreased $81 million, reflecting lower DSO.
•	Inventories increased $65 million, reflecting higher DIO.
•	Accounts payable increased $94 million reflecting higher DPO.
•	Accrued expenses decreased $86 million primarily due to the payment of restructuring obligations.

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

Cash Flows from Investing Activities

During fiscal 2017, we used $43 million for the purchase of investments, net of maturities and sales, and paid $175 million for capital expenditures.

During fiscal 2016, we generated $982 million from maturities and sales of investments, net of purchases, expended $842 million of cash on the SolidFire acquisition, net of cash acquired, paid $160 million for capital expenditures and received $102 million of proceeds from the sale of properties.

Cash Flows from Financing Activities

During fiscal 2017, we used $850 million to repay our short-term loan related to the SolidFire acquisition, $705 million for the repurchase of 22 million shares of our common stock and $208 million for the payment of dividends. During fiscal 2017, we initiated a commercial paper program under which we had net borrowings of $499 million of commercial paper notes during the period.

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

Liquidity

Our principal sources of liquidity as of April 28, 2017 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	April 28, 2017	April 29, 2016
Cash and cash equivalents	$2,444	$2,868
Short-term investments	2,477	2,435
Total	$4,921	$5,303

As of April 28, 2017 and April 29, 2016, $4.5 billion and $4.8 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.4 billion and $0.5 billion, respectively, were available in the U.S. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings to fund cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carryforwards. However, our intent is to keep these funds indefinitely reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, and invest in critical or complementary technologies, service interest and principal payments on our debt and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 28, 2017.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 28, 2017 (in millions):

2.00% Senior Notes Due December 2017	$750
3.375% Senior Notes Due June 2021	500
3.25% Senior Notes Due December 2022	250
Total	$1,500

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 10 – Financing Arrangements of the Notes to Consolidated Financial Statements.

Commercial Paper Program and Credit Facility

In December 2016, we entered into a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $600 million. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes will be used for general corporate purposes. As of April 28, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $500 million, a weighted-average interest rate of 1.26% and maturities ranging from 7 days to 38 days.

In connection with the Program, we entered into a new senior unsecured credit agreement that expires on December 10, 2021, and we terminated our existing credit agreement that had been scheduled to expire on December 21, 2017. The new credit agreement provides a $600 million revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of April 28, 2017, no borrowings or letters of credit were outstanding under this facility and we were in compliance with all associated covenants.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for fiscal 2018 to be between $175 million and $225 million.

Dividends and Stock Repurchase Program

On May 24, 2017, we declared a cash dividend of $0.20 per share of common stock, payable on July 26, 2017 to holders of record as of the close of business on July 7, 2017.

As of April 28, 2017, our Board of Directors had authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 28, 2017, we repurchased a total of 269 million shares of our common stock at an average price of $32.84 per share, for an aggregate purchase price of $8.8 billion. As of April 28, 2017, the remaining authorized amount for stock repurchases under this program was $0.8 billion with no termination date, which we plan to complete by May 2018.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. The following table summarizes our contractual obligations at April 28, 2017 (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Office space and equipment lease commitments	$55	$47	$37	$27	$19	$34	$219
Purchase commitments with contract manufacturers (1)	343	—	—	—	—	—	343
Construction related obligations	16	—	—	—	—	—	16
Other purchase obligations (2)	117	56	25	12	8	14	232
Total off-balance sheet commitments	531	103	62	39	27	48	810
Commercial paper notes (3)	500	—	—	—	—	—	500
Long-term debt obligations (4)	790	25	25	25	517	258	1,640
Long-term financing arrangements	4	2	—	—	—	—	6
Sale-leaseback financing obligations (5)	130	—	—	—	—	—	130
Uncertain tax positions (6)							148
Total contractual obligations	$1,955	$130	$87	$64	$544	$306	$3,234
Other Commercial Commitments:
Letters of credit	$4	$—	$2	$—	$1	$—	$7

(1)

Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. We record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts. As of April 28, 2017, such liability amounted to $10 million and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

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

(3)	Represents principal payments on our commercial paper notes.
(4)

Included in long-term debt are obligations related to our $1.5 billion principal amount of our Senior Notes, of which $750 million is due in December 2017, $500 million is due in June 2021 and $250 million is due in December 2022. Estimated interest payments for our long-term debt, assuming no early retirement of debt obligations, are $140 million for fiscal 2018 through fiscal 2023.

(5)	Sale-leaseback financing obligations are non-cash obligations as discussed below.
(6)

As of April 28, 2017, our liability for uncertain tax positions was $148 million, including interest, penalties and offsetting indirect benefits, which due to the uncertainty of the timing of future payments, are presented in the total column on a separate line in this table.

Some of the amounts in the table above are based on management’s estimates and assumptions, including the commitment duration, the possibility of renewal or termination, anticipated actions by management and third parties and other factors. Because these estimates and assumptions are subjective, our actual future obligations may vary from those reflected in the table.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, until such time as the related leases are terminated, the assets will remain on our balance sheets, and proceeds received by us from these transactions are reported as financing obligations. During the third quarter of fiscal 2017, we terminated one of the leases, ending our continuing involvement with the related properties. As a result, we recorded a non-cash sale of properties having a net book value of $9 million, the extinguishment of $19 million of associated financing obligations, and a gain of $10 million. As of April 28, 2017, the balance of the remaining financing obligations, which relate to properties whose leases we expect to terminate in December 2017, was $130 million. At the end of the leaseback period, or when our continuing involvement under the leaseback agreement ends, this transaction will be reported as a non-cash sale and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain. These financing obligations are reflected as non-cash obligations in the preceding commitments table.

Financial Guarantee Instruments

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 28, 2017, our financial guarantees of $7 million that were not recorded on our consolidated balance sheets consisted primarily of standby letters of credit and surety bonds.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $183 million and $243 million of receivables during fiscal 2017 and 2016, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of April 28, 2017 and April 29, 2016, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of April 28, 2017, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of April 28, 2017, we had fixed income debt investments of $2.6 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, commercial paper, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 28, 2017 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $39 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of April 28, 2017, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 10 – Financing Arrangements of the Notes to Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $600 million five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 28, 2017, no amounts were outstanding under the credit facility.

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

Item 8.	Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 28, 2017	April 29, 2016
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,444	$2,868
Short-term investments	2,477	2,435
Accounts receivable	731	813
Inventories	163	98
Other current assets	383	234
Total current assets	6,198	6,448
Property and equipment, net	799	937
Goodwill	1,684	1,676
Other intangible assets, net	131	180
Other non-current assets	681	796
Total assets	$9,493	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$347	$254
Accrued expenses	782	765
Commercial paper notes	500	—
Short-term loan	—	849
Current portion of long-term debt	749	—
Short-term deferred revenue and financed unearned services revenue	1,744	1,794
Total current liabilities	4,122	3,662
Long-term debt	744	1,490
Other long-term liabilities	249	413
Long-term deferred revenue and financed unearned services revenue	1,598	1,591
Total liabilities	6,713	7,156

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.001 par value, 5 shares authorized; no shares issued or outstanding as of April 28, 2017 or April 29, 2016	—	—
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 269 and 281 shares issued and outstanding as of April 28, 2017 and April 29, 2016, respectively	2,769	2,912
Retained earnings	40	—
Accumulated other comprehensive loss	(29)	(31)
Total stockholders' equity	2,780	2,881
Total liabilities and stockholders' equity	$9,493	$10,037

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
	(In millions, except per share amounts)
Revenues:
Product	$3,006	$2,986	$3,655
Software maintenance	965	949	899
Hardware maintenance and other services	1,548	1,611	1,569
Net revenues	5,519	5,546	6,123
Cost of revenues:
Cost of product	1,614	1,558	1,657
Cost of software maintenance	28	37	36
Cost of hardware maintenance and other services	487	578	597
Total cost of revenues	2,129	2,173	2,290
Gross profit	3,390	3,373	3,833
Operating expenses:
Sales and marketing	1,633	1,792	1,913
Research and development	779	861	920
General and administrative	271	307	284
Restructuring charges	52	108	—
Acquisition-related expense	—	8	—
Gain on sale of properties	(10)	(51)	—
Total operating expenses	2,725	3,025	3,117
Income from operations	665	348	716
Other expense, net	—	(3)	(3)
Income before income taxes	665	345	713
Provision for income taxes	156	116	153
Net income	$509	$229	$560
Net income per share:
Basic	$1.85	$0.78	$1.77
Diluted	$1.81	$0.77	$1.75
Shares used in net income per share calculations:
Basic	275	294	316
Diluted	281	297	321

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

.	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
	(In millions)
Net income	$509	$229	$560
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	4	(28)
Defined benefit obligations:
Defined benefit obligation adjustments	25	(7)	(12)
Reclassification adjustments related to defined benefit obligations	1	2	—
Income tax effect	(10)	2	4
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(6)	(4)	2
Reclassification adjustments for gains included in net income	—	(1)	—
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	8	(4)	15
Reclassification adjustments for (gains) losses included in net income	(6)	1	(14)
Other comprehensive income (loss):	2	(7)	(33)
Comprehensive income	$511	$222	$527

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
	(In millions)
Cash flows from operating activities:
Net income	$509	$229	$560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226	279	307
Stock-based compensation	195	260	259
Deferred income taxes	90	(113)	(3)
Excess tax benefit from stock-based compensation	—	(5)	(55)
Gain on sale of properties	(10)	(51)	—
Other items, net	(6)	75	35
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	81	(16)	75
Inventories	(65)	49	(24)
Other operating assets	1	109	13
Accounts payable	94	(53)	39
Accrued expenses	(86)	30	(67)
Deferred revenue and financed unearned services revenue	(37)	186	122
Other operating liabilities	(6)	(5)	7
Net cash provided by operating activities	986	974	1,268
Cash flows from investing activities:
Purchases of investments	(1,977)	(1,589)	(2,597)
Maturities, sales and collections of investments	1,934	2,571	1,952
Purchases of property and equipment	(175)	(160)	(175)
Proceeds from sale of properties	—	102	—
Acquisitions of businesses, net of cash acquired	(8)	(842)	(85)
Other investing activities, net	6	3	2
Net cash provided by (used in) investing activities	(220)	85	(903)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans, net of tax withholdings	92	70	157
Repurchase of common stock	(705)	(960)	(1,165)
Proceeds from issuance of commercial paper notes, net	499	—	—
Excess tax benefit from stock-based compensation	—	5	55
Proceeds from sale-leaseback financing transactions	—	148	—
Proceeds from short-term loan	—	870	—
Issuance of long-term debt, net	—	—	495
Repayment of short-term loan	(850)	(20)	—
Dividends paid	(208)	(210)	(208)
Other financing activities, net	(7)	(12)	(9)
Net cash used in financing activities	(1,179)	(109)	(675)
Effect of exchange rate changes on cash and cash equivalents	(11)	(4)	(59)
Net increase (decrease) in cash and cash equivalents	(424)	946	(369)
Cash and cash equivalents:
Beginning of period	2,868	1,922	2,291
End of period	$2,444	$2,868	$1,922

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-in Capital			Accumulated
				Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
	(In millions, except per share amounts)
Balances, April 25, 2014	325	$3,777	$1	$9	$3,787
Net income	—	—	560	—	560
Other comprehensive loss	—	—	—	(33)	(33)
Issuance of common stock under employee stock award plans, net of taxes	11	157	—	—	157
Repurchase of common stock	(30)	(813)	(352)	—	(1,165)
Stock-based compensation	—	259	—	—	259
Income tax benefit from employee stock transactions	—	57	—	—	57
Cash dividends declared ($0.66 per common share)	—	(52)	(156)	—	(208)
Balances, April 24, 2015	306	3,385	53	(24)	3,414
Net income	—	—	229	—	229
Other comprehensive loss	—	—	—	(7)	(7)
Issuance of common stock under employee stock award plans, net of taxes	8	70	—	—	70
Repurchase of common stock	(33)	(763)	(197)	—	(960)
Stock-based compensation	—	260	—	—	260
Income tax benefit from employee stock transactions	—	59	—	—	59
Income tax adjustments on other equity transactions	—	26	—	—	26
Cash dividends declared ($0.72 per common share)	—	(125)	(85)	—	(210)
Balances, April 29, 2016	281	2,912	—	(31)	2,881
Cumulative-effect of new accounting principle	—	(7)	21	—	14
Net income	—	—	509	—	509
Other comprehensive income	—	—	—	2	2
Issuance of common stock under employee stock award plans, net of taxes	10	92	—	—	92
Repurchase of common stock	(22)	(335)	(370)	—	(705)
Stock-based compensation	—	195	—	—	195
Cash dividends declared ($0.76 per common share)	—	(88)	(120)	—	(208)
Balances, April 28, 2017	269	$2,769	$40	$(29)	$2,780

See accompanying notes to consolidated financial statements.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business — NetApp, Inc. (we, us, or the Company) provides global organizations the ability to manage and share their data across on-premises, private and public clouds. Together with our partners, we provide a full range of enterprise-class software, systems and services solutions that customers use to modernize their infrastructures, build next generation data centers and harness the power of hybrid clouds.

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2017, which ended on April 28, 2017, and fiscal year 2015, which ended on April 24, 2015, were each 52-week years; fiscal year 2016, which ended on April 29, 2016, was a 53-week year. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months and periods of those fiscal years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Accounting Change — In the first quarter of fiscal 2017, we early adopted a new accounting standards update that the Financial Accounting Standards Board (FASB) issued in March 2016 that simplifies the accounting for certain aspects of stock-based payments to employees. The new standard requires that certain amendments relevant to us be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is adopted.

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

The new standard eliminated the requirement to report excess tax benefits and certain tax deficiencies related to share-based payment transactions as additional paid-in capital. As a result, we recognized $18 million of tax deficiencies in our provision for income taxes, rather than additional paid–in capital, for the year ended April 28, 2017.

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

Available-for-Sale Investments — We classify our investments in debt securities as available-for-sale investments. Debt securities primarily consist of corporate bonds, U.S. Treasury and government debt securities, commercial paper and certificates of deposit. These available-for-sale investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of debt securities sold. These investments are recorded in the consolidated balance sheets at fair value.

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

Inventories — Inventories are stated at the lower of cost or net realizable value, which approximates actual cost on a first-in, first-out basis. We write down excess and obsolete inventory based on the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand forecasts and market conditions. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts or circumstances do not result in the restoration or increase in that newly established basis. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our valuation of excess and obsolete inventory.

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

The carrying value of goodwill is tested for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the quantitative impairment test requires comparing the fair value of each of our reporting units to its carrying amount, including goodwill. We have three reporting units, the fair values of which are determined based on an allocation of our entity level market capitalization, as determined through quoted market prices. An impairment exists if the fair value of a reporting unit is lower than its carrying amount. The impairment loss is measured based on the amount by which the carrying amount of the reporting unit exceeds its fair value, with the recognized loss not to exceed the total amount of goodwill allocated to that reporting unit. The fair values of each of our reporting units have substantially exceeded their respective carrying amounts in all periods presented.

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

We account for forfeitures of stock-based awards as they occur.

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

2. Recent Accounting Standards Not Yet Effective

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standards update related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. This new standard, as amended, will be effective for us in our first quarter of fiscal 2019, although early adoption is permitted. We expect to adopt this accounting standard update in the first quarter of fiscal 2019.

Preliminarily, we plan to adopt the standard using the full retrospective method to restate each prior reporting period presented. Our ability to adopt this standard using the full retrospective method is dependent upon system readiness, for both revenue and commissions, and the completion of the analysis of information necessary to restate prior period financial statements and disclosures. We are continuing to assess the impact of this standard on our financial position, results of operations and related disclosures and have not yet determined whether the effect will be material. We do not expect that the adoption of this standard will have a material impact on our operating cash flows. Additionally, as we continue to assess the new standard along with industry trends and additional interpretive guidance, we may adjust our implementation plan accordingly.

We believe that the new standard will impact our following policies and disclosures:

•

removal of the current limitation on contingent revenue for multiple element arrangements, such as that related to the delivery of additional items or meeting other specified performance conditions, may result in revenue being recognized earlier;

•	estimation of variable consideration for arrangements with contract terms such as rights of return, potential penalties and acceptance clauses;
•	required disclosures, including information about the transaction price allocated to remaining performance obligations and expected timing of revenue recognition; and
•	accounting for deferred commissions, including costs that qualify for deferral and the amortization period.

We do not expect that the new standard will result in substantive changes in our deliverables or the amounts of revenue allocated between multiple deliverables, with the exception of contingent revenue discussed above.

Leases

In February 2016, the FASB issued an accounting standards update on financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This new standard will be effective for us in our first quarter of fiscal 2020, although early adoption is permitted. Upon adoption, lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently in the assessment phase to determine the adoption methodology and are evaluating the impact of this new standard on our consolidated financial statements and disclosures. We expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase the total assets and total liabilities we report.

Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting standards update on the measurement of credit losses on financial instruments. The standard introduces a new model for measuring and recognizing credit losses on financial instruments, requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires that credit losses be recorded through an allowance for credit losses. This new standard will be effective for us in our first quarter of fiscal 2021, although early adoption is permitted. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings, though a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Based on the composition of our investment portfolio, current market conditions, and historical credit loss activity, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Income Taxes on Intra-Entity Transfers of Assets

In October 2016, the FASB issued an accounting standards update that requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to an outside party. This new standard will be effective for us in our first quarter of fiscal 2019, although early adoption is permitted. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Derecognition of Non-Financial Assets

In February 2017, the FASB issued an accounting standards update that amends guidance on how entities account for the derecognition of a nonfinancial asset or an in substance nonfinancial asset that is not a business. The guidance allows for the use of either the full or modified retrospective transition method. This new standard will be effective for us in our first quarter of fiscal 2019, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Postretirement Benefit Costs

In March 2017, the FASB issued an accounting standards update that requires the service cost component of net benefit cost of post-retirement benefit plans to be reported in the same line in the income statement as other compensation costs arising from services rendered by the pertinent employees, and the other components of net benefit cost to be presented separately from the service cost component and outside a subtotal of income from operations. The standard also prescribes that only the service cost component is eligible for capitalization. This new standard will be effective for us in our first fiscal quarter of fiscal 2019, although early adoption is permitted. We intend to adopt this accounting standards update in the first quarter of fiscal 2018 and do not expect it to have a material impact to our financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position, operating results or disclosures.

3. Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, foreign currency exchange contracts and accounts receivable. Cash equivalents and short-term investments consist primarily of corporate bonds, U.S. Treasury and government debt securities, commercial paper and certificates of deposit, all of which are considered high investment grade. Our policy is to limit the amount of credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer.

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

4. Statements of Cash Flows Additional Information

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$19	$18	$12
Non-cash extinguishment of sale-leaseback financing obligations	$19	$—	$—
Acquisition of software through long-term financing	$—	$—	$12
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$102	$161	$97
Interest paid	$44	$43	$33

5. Business Combinations

Fiscal 2017 Acquisition

On March 24, 2017, we acquired all of the outstanding shares of a privately-held consulting and software development company for $8 million in cash. Substantially all of the purchase price was recorded to goodwill.

Fiscal 2016 Acquisition

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

The fair values of assets acquired and liabilities assumed on the closing date are summarized as follows (in millions):

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

The results of operations related to the SolidFire acquisition have been included in our consolidated statements of operations from the acquisition date. The following unaudited pro forma condensed combined financial information gives effect to the acquisition of SolidFire as if it had been consummated on April 26, 2014. The unaudited pro forma condensed combined financial information is presented for informational purposes only, and is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition occurred on April 26, 2014 and should not be taken as representative of future consolidated results of operations of the combined company (in millions).

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

6. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 24, 2015	$1,027
Goodwill acquired	649
Balance as of April 29, 2016	1,676
Goodwill acquired	8
Balance as of April 28, 2017	$1,684

Purchased intangible assets are summarized below (in millions):

	April 28, 2017			April 29, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$148	$(44)	$104	$403	$(289)	$114
Customer contracts/relationships	43	(19)	24	46	(7)	39
Other purchased intangibles	9	(6)	3	10	(2)	8
Total intangible assets subject to amortization	200	(69)	131	459	(298)	161
In-process research and development	—	—	—	19	—	19
Total purchased intangible assets	$200	$(69)	$131	$478	$(298)	$180

In fiscal 2017, the in-process research and development project related to the SolidFire acquisition was completed, and the associated intangible asset was reclassified to developed technology.

During fiscal 2016, we recorded a charge of $11 million to fully impair developed technology related to our fiscal 2013 acquisition of CacheIQ as a result of our discontinued use of such technology. The impairment charge is included in accumulated amortization as of April 29, 2016 in the table above.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statement of
	April 28, 2017	April 29, 2016	April 24, 2015	Operations Classifications
Developed technology	$29	$61	$63	Cost of revenues
Customer contracts/relationships	14	5	1	Operating expenses
Other purchased intangibles	5	1	—	Operating expenses
Total	$48	$67	$64

As of April 28, 2017, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2018	$49
2019	42
2020	25
2021	15
Total	$131

7. Balance Sheet Details

Cash and cash equivalents (in millions):

	April 28, 2017	April 29, 2016
Cash	$2,275	$2,714
Cash equivalents	169	154
Cash and cash equivalents	$2,444	$2,868

Inventories (in millions):

	April 28, 2017	April 29, 2016
Purchased components	$28	$10
Finished goods	135	88
Inventories	$163	$98

Property and equipment, net (in millions):

	April 28, 2017	April 29, 2016
Land	$132	$215
Buildings and improvements	612	605
Leasehold improvements	93	106
Computer, production, engineering and other equipment	741	751
Computer software	353	352
Furniture and fixtures	90	88
Construction-in-progress	26	74
	2,047	2,191
Accumulated depreciation and amortization	(1,248)	(1,254)
Property and equipment, net	$799	$937

As of April 28, 2017, we classified certain land and buildings previously reported as property and equipment as assets held-for-sale because we expect to sell them within the next twelve months. The book value of these assets was $118 million as of April 28, 2017 and is included in other current assets in the consolidated balance sheets.

On April 19, 2016, we sold certain buildings and land in Sunnyvale, California which had a net book value of $118 million at the time of sale, for $250 million in cash. Certain of the properties did not qualify as sales under accounting standards due to continuing involvement related to leaseback arrangements. In fiscal 2016, a portion of the remaining properties, which had a net book value of

$51 million and related sales proceeds of $102 million, were recognized as sales, resulting in a gain of $51 million. In fiscal 2017, we recognized the sale of an additional portion of these properties, which had a net book value of $9 million and related sales proceeds of $19 million, resulting in a gain of $10 million. Please see Note 10 – Financing Arrangements for additional information.

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Depreciation and amortization expense	$178	$212	$243

Other non-current assets (in millions):

	April 28, 2017	April 29, 2016
Deferred tax assets	$525	$621
Other assets	156	175
Other non-current assets	$681	$796

Accrued expenses (in millions):

	April 28, 2017	April 29, 2016
Accrued compensation and benefits	$340	$371
Sale-leaseback financing obligations	130	19
Product warranty liability	33	48
Other current liabilities	279	327
Accrued expenses	$782	$765

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our consolidated balance sheets (in millions):

	Year Ended
	April 28, 2017	April 29, 2016
Balance at beginning of period	$70	$86
Expense accrued during the period	17	35
Warranty costs incurred	(37)	(51)
Balance at end of period	$50	$70

	April 28, 2017	April 29, 2016
Accrued expenses	$33	$48
Other long-term liabilities	17	22
Total warranty liabilities	$50	$70

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Deferred revenue and financed unearned services revenue (in millions):

	April 28, 2017	April 29, 2016
Deferred product revenue	$124	$68
Deferred services revenue	2,999	3,100
Financed unearned services revenue	219	217
Total	$3,342	$3,385

Reported as:
Short-term	$1,744	$1,794
Long-term	1,598	1,591
Total	$3,342	$3,385

Deferred product revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria. Deferred services revenue represents customer payments made in advance for services, which include software and hardware maintenance contracts and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 18 – Commitments and Contingencies for additional information related to these arrangements.

8. Other expense, net

Other expense, net consists of the following (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Interest income	$44	$46	$37
Interest expense	(52)	(49)	(42)
Other income, net	8	—	2
Total other expense, net	$—	$(3)	$(3)

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

Investments

The following is a summary of our investments (in millions):

	April 28, 2017				April 29, 2016
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,535	$3	$(2)	$1,536	$1,370	$5	$(1)	$1,374
U.S. Treasury and government debt securities	629	1	(2)	628	878	2	—	880
Foreign government debt securities	21	—	—	21	35	—	—	35
Commercial paper	362	—	—	362	202	—	—	202
Certificates of deposit	99	—	—	99	98	—	—	98
Mutual funds	31	—	—	31	30	—	—	30
Total debt and equity securities	$2,677	$4	$(4)	$2,677	$2,613	$7	$(1)	$2,619

As of April 28, 2017 and April 29, 2016, gross unrealized losses related to individual securities were not significant.

The following table presents the contractual maturities of our debt investments as of April 28, 2017 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,170	$1,170
Due after one year through five years	1,246	1,246
Due after five years through ten years	225	225
Due after ten years	5	5
	$2,646	$2,646

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 28, 2017
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,275	$2,275	$—
Corporate bonds	1,536	—	1,536
U.S. Treasury and government debt securities	628	273	355
Foreign government debt securities	21	—	21
Commercial paper	362	—	362
Certificates of deposit	99	—	99
Total cash, cash equivalents and short-term investments	$4,921	$2,548	$2,373
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$24	$24	$—
Foreign currency exchange contracts assets (1)	$1	$—	$1
Foreign currency exchange contracts liabilities (3)	$(4)	$—	$(4)

	April 29, 2016
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,714	$2,714	$—
Corporate bonds	1,374	—	1,374
U.S. Treasury and government debt securities	880	276	604
Foreign government debt securities	35	—	35
Commercial paper	202	—	202
Certificates of deposit	98	—	98
Total cash, cash equivalents and short-term investments	$5,303	$2,990	$2,313
Other items:
Mutual funds (1)	$5	$5	$—
Mutual funds (2)	$25	$25	$—
Foreign currency exchange contracts assets (1)	$3	$—	$3
Foreign currency exchange contracts liabilities (3)	$(8)	$—	$(8)

(1)	Reported as other current assets in the consolidated balance sheets
(2)	Reported as other non-current assets in the consolidated balance sheets
(3)	Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of April 28, 2017 and April 29, 2016, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of April 28, 2017 and April 29, 2016, the fair value of our long-term debt was approximately $1,520 million and $1,519 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

10. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt (in millions, except interest rates):

	April 28, 2017		April 29, 2016
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due December 2017	$750	2.25%	$750	2.25%
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
Total principal amount	1,500		1,500
Unamortized discount and issuance costs	(7)		(10)
Total senior notes	1,493		1,490
Less: Current portion of long-term debt	(749)		—
Total long-term debt	$744		$1,490

Senior Notes

Our 3.375% Senior Notes, 2.00% Senior Notes and 3.25% Senior Notes, with a par value of $500 million, $750 million and $250 million, respectively, were issued in June 2014, December 2012 and December 2012, respectively. We collectively refer to such long-

term debt as our Senior Notes. Interest on our Senior Notes is paid semi-annually on June 15 and December 15. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 28, 2017, we were in compliance with all covenants associated with the Senior Notes.

As of April 28, 2017, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2018	$750
2022	500
Thereafter	250
Total	$1,500

Commercial Paper Program and Credit Facility

In December 2016, we entered into a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $600 million. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes will be used for general corporate purposes. As of April 28, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $500 million, a weighted-average interest rate of 1.26% and maturities ranging from 7 days to 38 days.

In connection with the Program, we entered into a new senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021, and we terminated our existing credit agreement that had been scheduled to expire on December 21, 2017. The new credit agreement provides a $600 million revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of April 28, 2017, no borrowings or letters of credit were outstanding under this facility, and we were in compliance with all associated covenants.

Short-Term Loan

In February 2016, in connection with the SolidFire acquisition, we entered into a short-term loan of $870 million that had a maturity date of November 2, 2016. As of April 28, 2017, we have repaid the loan in full and have terminated the related loan agreement.

Sale-leaseback Transactions

In fiscal 2016 we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, until such time as the related leases are terminated, the assets will remain on our balance sheets and proceeds received by us from these transactions are reported as financing transactions. During fiscal 2017, we terminated one of the leases, ending our continuing involvement with the related properties. As a result, we recorded a non-cash sale of properties having a net book value of $9 million, the extinguishment of $19 million of associated financing obligations, and a gain of $10 million. As of April 28, 2017, the balance of the remaining financing obligations, which relate to properties whose leases we expect to terminate in December 2017, was $130 million. At the end of the leaseback period, or when our continuing involvement under the leaseback agreement ends, this transaction will be reported as a non-cash sale and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain.

11. Stockholders’ Equity

Equity Incentive Programs

The 1999 Plan — As most recently amended on September 15, 2016, the 1999 Stock Option Plan (the Plan) comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in fair market value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of common stock directly; (iv) the Performance Share and Performance Unit Program under which eligible persons may be granted performance shares or performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved and (v) the Automatic Award Program under which nonemployee board members automatically receive equity grants at designated intervals over their period of board service. The Plan expires in August 2019.

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

During fiscal 2017, the shares reserved for issuance under the Plan were increased by approximately 4 million shares of common stock. As of April 28, 2017, 23 million shares were available for grant under the Plan.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 25, 2014	15	$34.10
Granted	2	$36.64
Exercised	(5)	$25.25
Forfeited and expired	—	$42.42
Outstanding as of April 24, 2015	12	$37.74
Assumed in acquisition	2	$5.20
Exercised	(2)	$19.64
Forfeited and expired	(3)	$38.27
Outstanding as of April 29, 2016	9	$34.01
Exercised	(3)	$25.61
Forfeited and expired	(2)	$39.36
Outstanding as of April 28, 2017	4	$35.76	3.25	$31
Exercisable as of April 28, 2017	3	$40.92	2.39	$11

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Intrinsic value of exercises	$26	$16	$70
Proceeds received from exercises	$60	$27	$117
Fair value of options vested	$15	$15	$33

Restricted Stock Units

In fiscal 2017 and 2016, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends the last day of the second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of the PBRSUs were fixed at grant date and the related aggregate compensation cost of PBRSUs granted in fiscal 2017 and 2016 was $15 million and $20 million, respectively, which is being recognized over the shorter of the remaining applicable performance or service periods.

As of April 28, 2017 and April 29, 2016, respectively, there were approximately 1 million and 500 thousand PBRSUs outstanding.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 25, 2014	13	$38.35
Granted	7	$35.80
Vested	(5)	$40.14
Forfeited	(2)	$37.48
Outstanding as of April 24, 2015	13	$36.58
Granted	7	$29.26
Vested	(5)	$37.72
Forfeited	(2)	$34.85
Outstanding as of April 29, 2016	13	$32.46
Granted	5	$24.99
Vested	(5)	$32.03
Forfeited	(2)	$31.66
Outstanding as of April 28, 2017	11	$28.81

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Shares withheld for taxes	2	2	2
Fair value of shares withheld	$48	$50	$57

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 15, 2016, the ESPP was amended to increase the shares reserved for issuance by 3 million shares of common stock. As of April 28, 2017, 9 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Shares issued under the ESPP	4	3	3
Proceeds from issuance of shares	$80	$93	$97

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Cost of product revenues	$4	$5	$6
Cost of hardware maintenance and other services revenues	13	19	16
Sales and marketing	84	110	116
Research and development	59	84	84
General and administrative	35	42	37
Total stock-based compensation expense	$195	$260	$259
Income tax benefit for stock-based compensation	$41	$53	$57

As of April 28, 2017, total unrecognized compensation expense related to our equity awards was $211 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 1.8 years.

Valuation Assumptions

The valuation of stock options, RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Stock options:
Expected term in years	N/A	N/A	4.8
Risk-free interest rate	N/A	N/A	1.6%
Expected volatility	N/A	N/A	29%
Expected dividend yield	N/A	N/A	1.8%
Weighted-average fair value per share granted	N/A	N/A	$8.24

RSUs:
Risk-free interest rate	1.0%	0.6%	0.6%
Expected dividend yield	3.1%	2.3%	1.8%
Weighted-average fair value per share granted	$24.99	$29.26	$35.80

ESPP:
Expected term in years	1.2	1.2	1.3
Risk-free interest rate	0.8%	0.5%	0.2%
Expected volatility	30%	27%	27%
Expected dividend yield	3.1%	2.3%	1.8%
Weighted-average fair value per right granted	$7.85	$8.18	$9.81

N/A - Not applicable. No options were granted in fiscal years 2017 or 2016.

In connection with our fiscal 2016 acquisition of SolidFire, we assumed all of the then outstanding unvested options to purchase SolidFire common stock and converted those into unvested options to purchase 2 million shares of our common stock. The weighted average assumptions used to value these options, as of the acquisition date, were an expected term of 4.3 years, risk-free interest rate of 1.1%, expected volatility of 31% and expected dividend yield of 3.3%. The weighted average fair value per share of these options was $14.32.

Stock Repurchase Program

As of April 28, 2017, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program (in millions, except per share amounts):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Number of shares repurchased	22	33	30
Average price per share	$32.72	$28.80	$39.30
Aggregate purchase price	$705	$960	$1,165
Remaining authorization at end of period	$794	$1,499	$2,460

The aggregate purchase price of our stock repurchases for fiscal 2017 consisted of $705 million of open market purchases, of which, $335 million and $370 million was allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through April 28, 2017, we repurchased a total of 269 million shares of our common stock at an average price of $32.84 per share, for an aggregate purchase price of $8.8 billion.

Preferred Stock

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our fiscal 2017, 2016 and 2015 activities related to dividends on our common stock (in millions, except per share amounts).

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Dividends per share declared	$0.76	$0.72	$0.66
Dividend payments allocated to additional paid-in capital	$88	$125	$52
Dividend payments allocated to retained earnings	$120	$85	$156

On May 24, 2017, we declared a cash dividend of $0.20 per share of common stock, payable on July 26, 2017 to holders of record as of the close of business on July 7, 2017. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 24, 2015	$(23)	$(13)	$11	$1	$(24)
OCI before reclassifications, net of tax	4	(5)	(4)	(4)	(9)
Amounts reclassified from AOCI, net of tax	—	2	(1)	1	2
Total OCI	4	(3)	(5)	(3)	(7)
Balance as of April 29, 2016	(19)	(16)	6	(2)	(31)
OCI before reclassifications, net of tax	(10)	16	(6)	8	8
Amounts reclassified from AOCI, net of tax	—	—	—	(6)	(6)
Total OCI	(10)	16	(6)	2	2
Balance as of April 28, 2017	$(29)	$—	$—	$—	$(29)

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
	Amounts Reclassified from AOCI			Statements of Operations Location
Recognized losses on defined benefit obligations	$1	$2	—	Operating expenses
Realized gains on available-for-sale securities	—	(1)	—	Other expense, net
Realized (gains) losses on cash flow hedges	(6)	1	(14)	Net revenues
Total reclassifications	$(5)	$2	$(14)

12. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 28, 2017 or April 29, 2016. We did not recognize any gains or losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 28, 2017	April 29, 2016
Cash Flow Hedges
Forward contracts purchased	$—	$99
Balance Sheet Contracts
Forward contracts sold	$165	$160
Forward contracts purchased	$257	$396

The effect of derivative instruments designated as cash flow hedges recognized in net revenues on our consolidated statements of operations is presented in the consolidated statements of comprehensive income and Note 11 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other expense, net on our consolidated statements of operations was as follows (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$1	$(4)	$14

13. Restructuring Charges

Management has approved several restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities. including the May 2015 Plan, the March 2016 Plan and the November 2016 Plan, under which we reduced our global workforce by approximately 3%, 11%, and 6%, respectively. We have completed all of these activities as of April 28, 2017. Charges related to our restructuring plans consisted primarily of employee severance-related costs.

Activities related to our restructuring plans are summarized as follows (in millions):

	November 2016 Plan	March 2016 Plan	May 2015 Plan	Total
Balance as of April 24, 2015	$—	$—	$—	$—
Net charges	—	80	28	108
Cash payments	—	(35)	(28)	(63)
Balance as of April 29, 2016	—	45	—	45
Net charges	52	—	—	52
Cash payments	(39)	(45)	—	(84)
Balance as of April 28, 2017	$13	$—	$—	$13

Liabilities for our restructuring activities are included in accrued expenses in our consolidated balance sheets.

14. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Domestic	$206	$88	$253
Foreign	459	257	460
Total	$665	$345	$713

Domestic income before taxes is lower than foreign income before taxes due to significant domestic expenses related to the amortization of intangibles, stock-based compensation and restructuring expenses.

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Current:
Federal	$22	$180	$104
State	3	14	12
Foreign	41	35	40
Total current	66	229	156
Deferred:
Federal	75	(91)	8
State	18	(17)	(3)
Foreign	(3)	(5)	(8)
Total deferred	90	(113)	(3)
Provision for income taxes	$156	$116	$153

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Tax computed at federal statutory rate	$233	$121	$250
State income taxes, net of federal benefit	14	(3)	5
Foreign earnings in lower tax jurisdictions	(100)	(81)	(141)
Stock-based compensation	16	13	6
Research and development credits	(8)	(14)	(14)
Resolution of income tax examinations	—	20	46
Domestic production activities deduction	(4)	(10)	(5)
Tax charge from integration of intellectual property from the SolidFire acquisition	—	64	—
Other	5	6	6
Provision for income taxes	$156	$116	$153

We generated foreign earnings in lower tax jurisdictions primarily related to income from our European operations which are headquartered in the Netherlands. During fiscal 2016, we acquired SolidFire and recorded a tax charge of $64 million related to the integration of SolidFire intellectual property into our worldwide operations.

During the first quarter of fiscal 2017, we adopted a new accounting standard that simplifies stock-based compensation income tax accounting and presentation within the financial statements. During fiscal 2017, we recorded a tax charge of $18 million following the post-adoption rules which require that all excess tax benefits and deficiencies from stock-based compensation be recognized as a component of income tax expense. See Note 1 – Description of Business and Significant Accounting Policies for more details regarding the adoption of this accounting standard.

The components of our deferred tax assets and liabilities are as follows (in millions):

	April 28, 2017	April 29, 2016
Deferred tax assets:
Reserves and accruals	$149	$214
Net operating loss and credit carryforwards	104	72
Stock-based compensation	49	66
Deferred revenue	329	336
Other	32	39
Gross deferred tax assets	663	727
Valuation allowance	(94)	(59)
Deferred tax assets, net of valuation allowance	569	668
Deferred tax liabilities:
Prepaids and accruals	3	3
Acquired intangibles	36	27
Property and equipment	4	14
Other	2	3
Total deferred tax liabilities	45	47
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$524	$621

The valuation allowance increased by $35 million in fiscal 2017. The increase is mainly attributable to the adoption of the new accounting standard which requires that tax attributes related to excess tax benefits now be recognized as deferred tax assets, offset by corresponding valuation allowances, if applicable.

As of April 28, 2017, we have federal net operating loss and tax credit carryforwards of approximately $8 million and $37 million, respectively. In addition, we have gross state net operating loss and tax credit carryforwards of $30 million and $142 million, respectively. The majority of the state credit carryforwards are California research credits which are offset by a valuation allowance as we believe it is more likely than not that these credits will not be utilized. We also have $22 million of foreign tax credit carryforwards generated by our Dutch subsidiary which are fully offset by a valuation allowance. Certain acquired net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The federal and state net operating loss carryforwards and credits will expire in various years from fiscal 2018 through 2037. The California research credit and Dutch foreign tax credit carryforwards do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Balance at beginning of period	$216	$272	$236
Additions based on tax positions related to the current year	7	14	22
Additions for tax positions of prior years	7	21	101
Decreases for tax positions of prior years	—	(39)	(29)
Settlements	(12)	(52)	(58)
Balance at end of period	$218	$216	$272

As of April 28, 2017, we had $218 million of gross unrecognized tax benefits, of which $156 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $159 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During fiscal 2017, 2016 and 2015, we recognized accrued interest and penalties of approximately $5 million, $2 million and $4 million, respectively in the consolidated statements of operations and $16 million and $11 million, respectively, were recorded in the consolidated balance sheets as of April 28, 2017 and April 29, 2016.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 28, 2017

2012 — 2017	United States — federal income tax
2008 — 2017	United States — state and local income tax
2013 — 2017	Australia
2014 — 2017	Germany
2007 — 2017	India
2011 — 2017	Japan
2013 — 2017	The Netherlands
2014 — 2017	United Kingdom
2009 — 2017	Canada

In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal 2001, in that we have carryforward attributes from these years that could be subject to adjustment in the tax years of utilization.

In June 2015, the Internal Revenue Service (IRS) signed a closing agreement on our fiscal 2008 to 2010 transfer pricing arrangements and, in October 2015, completed the examination of our fiscal 2008 to 2010 income tax returns. During fiscal 2016, we recorded discrete charges totaling $23 million attributable to audit settlements and the related re-measurement of uncertain tax positions for tax years subject to future audits.

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

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We engage in continuous discussion and negotiation with taxing authorities regarding tax matters in multiple jurisdictions. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude, certain statutes of limitations will lapse, or both. Based on current information, we do not expect significant changes to our existing unrecognized tax benefits as of April 28, 2017.

As of April 28, 2017, the amount of accumulated unremitted earnings from our foreign subsidiaries is approximately $4 billion. We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings as well as tax attributes. We estimate the unrecognized deferred tax liability related to these earnings to be approximately $1 billion as of April 28, 2017.

15. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Numerator:
Net income	$509	$229	$560
Denominator:
Shares used in basic computation	275	294	316
Dilutive impact of employee equity award plans	6	3	5
Shares used in diluted computation	281	297	321
Net Income per Share:
Basic	$1.85	$0.78	$1.77
Diluted	$1.81	$0.77	$1.75

Potential shares from outstanding employee equity awards totaling 6 million, 12 million and 8 million for fiscal 2017, 2016 and 2015, respectively, were excluded from the diluted net income per share calculations as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
United States, Canada and Latin America (Americas)	$3,077	$3,067	$3,447
Europe, Middle East and Africa (EMEA)	1,712	1,757	1,857
Asia Pacific (APAC)	730	722	819
Net revenues	$5,519	$5,546	$6,123

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $2,774 million, $2,753 million and $3,096 million during fiscal 2017, 2016 and 2015, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 28, 2017	April 29, 2016
U.S.	$425	$513
International	4,496	4,790
Total	$4,921	$5,303

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 28, 2017	April 29, 2016
U.S.	$593	$797
International	206	140
Total	$799	$937

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
Arrow Electronics, Inc.	22%	22%	23%
Avnet, Inc.	20%	19%	16%

The following customers accounted for 10% or more of accounts receivable:

	April 28, 2017	April 29, 2016
Arrow Electronics, Inc.	15%	12%
Avnet, Inc.	14%	15%

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

	Year Ended
	April 28, 2017	April 29, 2016	April 24, 2015
401(k) matching contributions	$30	$35	$16

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

	April 28, 2017	April 29, 2016
Deferred compensation plan assets	$31	$30
Deferred compensation liabilities reported as:
Accrued expenses	$7	$5
Other long-term liabilities	$24	$25

Postretirement Health Care Plan

Certain of our executive officers are eligible to participate in our Executive Retirement Medical Plan (the ERM Plan). The ERM Plan provides, upon retirement, medical benefits beyond the COBRA maximum benefit period to a defined group of senior executives based on minimum age, years of service and position. The ERM Plan was unfunded as of April 29, 2016 and April 28, 2017, and there is no minimum funding requirement under the ERM Plan.

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

These plan amendments resulted in a prior service credit adjustment, with the following impacts to our consolidated financial statements in fiscal 2017 (in millions):

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

Funded Status

The funded status of our postretirement health care and international termination and postretirement benefits was as follows (in millions):

	April 28, 2017	April 29, 2016
Fair value of plan assets	$23	$24
Benefit obligations	(50)	(76)
Unfunded obligations	$(27)	$(52)

Amounts recognized in the consolidated balance sheets were as follows (in millions):

	April 28, 2017	April 29, 2016
Other long-term liabilities	$27	$52
AOCI	$—	$(16)

18. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally.

Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of April 28, 2017 are as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Operating lease commitments	$55	$47	$37	$27	$19	$34	$219

Rent expense under all cancellable and non-cancelable operating leases was $64 million, $69 million and $67 million in fiscal 2017, 2016 and 2015, respectively.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of April 28, 2017, we had $343 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 28, 2017 and April 29, 2016, such liability amounted to $10 million and $7 million, respectively, and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of April 28, 2017, we had $16 million in construction related obligations and $232 million in other purchase obligations.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of April 28, 2017, our financial guarantees of $7 million that were not recorded on our consolidated balance sheets consisted primarily of standby letters of credit and surety bonds.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $183 million, $243 million and $197 million of receivables during fiscal 2017, 2016 and 2015, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of April 28, 2017, and April 29, 2016, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 28, 2017, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

Indemnification Agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to the customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at April 28, 2017 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. No accrual has been recorded as of April 28, 2017 related to such matters as they are not probable and/or reasonably estimable.

Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows (in millions, except per share amounts):

	Quarter Ended
	July 29, 2016	October 28, 2016	January 27, 2017	April 28, 2017
Net revenues	$1,294	$1,340	$1,404	$1,481
Gross profit	$797	$829	$851	$913
Net income	$64	$109	$146	$190
Net income per share, basic	$0.23	$0.39	$0.53	$0.70
Net income per share, diluted	$0.23	$0.38	$0.52	$0.68

	Quarter Ended
	July 31, 2015	October 30, 2015	January 29, 2016	April 29, 2016
Net revenues	$1,335	$1,445	$1,386	$1,380
Gross profit	$816	$884	$855	$818
Net income (loss)	$(30)	$114	$153	$(8)
Net income (loss) per share, basic	$(0.10)	$0.39	$0.52	$(0.03)
Net income (loss) per share, diluted	$(0.10)	$0.39	$0.52	$(0.03)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (the “Company”) as of April 28, 2017 and April 29, 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended April 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetApp, Inc. and subsidiaries as of April 28, 2017 and April 29, 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 28, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 20, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the “Company”) as of April 28, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended April 28, 2017 of the Company and our report dated June 20, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 20, 2017

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

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 28, 2017, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 28, 2017, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 28, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 28, 2017. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

Date: June 20, 2017

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

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer and President (Principal Executive Officer and Principal Operating Officer)	June 20, 2017
George Kurian

/s/ RONALD J. PASEK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 20, 2017
Ronald J. Pasek

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 20, 2017
T. Michael Nevens

/s/ JEFFRY R. ALLEN	Director	June 20, 2017
Jeffry R. Allen

/s/ ALAN L. EARHART	Director	June 20, 2017
Alan L. Earhart

/s/ GERALD HELD	Director	June 20, 2017
Gerald Held

/s/ KATHRYN M. HILL	Director	June 20, 2017
Kathryn M. Hill

/s/ GEORGE T. SHAHEEN	Director	June 20, 2017
George T. Shaheen

/s/ STEPHEN M. SMITH	Director	June 20, 2017
Stephen M. Smith

/s/ ROBERT T. WALL	Director	June 20, 2017
Robert T. Wall

/s/ RICHARD P. WALLACE	Director	June 20, 2017
Richard P. Wallace

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	November 26, 2013

3.2	Bylaws of the Company, as amended.	8-K	000-27130	3.1	February 13, 2014

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	December 12, 2012

4.2	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	December 12, 2012

4.3	Underwriting Agreement dated June 2, 2014 by and between the Company and Goldman, Sachs & Co. and J.P. Morgan Securities LLC as Managers of the Underwriters.	8-K	000-27130	1.1	June 5, 2014

4.4	Second Supplemental Indenture dated June 5, 2014 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	June 5, 2014

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	10-Q	000-27130	10.1	August 28, 2014

10.2*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	June 28, 2016

10.3*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective July 23, 2014.	DEF 14A	000-27130	Appendix C	July 25, 2014

10.4*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.5*	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective July 30, 2016.	DEF 14A	000-27130	Appendix B	August 2, 2016

10.6*	The Company’s Amended and Restated 1995 Stock Incentive Plan.	DEF 14A	000-27130		August 21, 1998

10.7*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.	10-K	000-27130	10.21	July 8, 2005

10.8*	Form of Stock Issuance Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock).	10-K	000-27130	10.23	July 8, 2005

10.9*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).	10-K	000-27130	10.22	July 8, 2005

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
10.10*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 30, 2016.	DEF 14A	000-27130	Appendix A	August 2, 2016

10.11*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.	10-Q	000-27130	10.3	November 26, 2013

10.12*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).	10-Q	000-27130	10.4	November 26, 2013

10.13*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).	10-K	000-27130	10.29	July 8, 2005

10.14*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).	10-K	000-27130	10.28	July 8, 2005

10.15*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.16*	Form of Restricted Stock Unit Agreement (Performance Based) under the NetApp, Inc. 1999 Stock Option Plan.	8-K	000-27130	10.1	June 26, 2015

10.17*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).	10-K	000-27130	10.27	July 8, 2005

10.18*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).	10-K	000-27130	10.30	July 8, 2005

10.19*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).	10-K	000-27130	10.31	July 8, 2005

10.20*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).	10-K	000-27130	10.32	July 8, 2005

10.21*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).	10-K	000-27130	10.81	June 24, 2008

10.22*	Onaro, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (including Appendix — Israeli Taxpayers).	S-8	333-149375	4.1	February 25, 2008

10.23*	Bycast Inc. 2010 Equity Incentive Plan.	S-8	333-167619	99.1	June 18, 2010

10.24*	Incentive Stock Option Plan of Bycast Inc.	S-8	333-167619	99.2	June 18, 2010

10.25*	SolidFire, Inc. 2010 Stock Incentive Plan.	S-8	333-209570	99.1	February 17, 2016

10.26*	SolidFire, Inc. 2016 Equity Incentive Plan.	S-8	333-209570	99.2	February 17, 2016

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.27*	Outside Director Compensation Policy.	10-K	000-27130	10.65	June 19, 2012

10.28*	Separation and Release Agreement dated June 1, 2015 by and between the Company and Thomas Georgens.	10-Q	000-27130	10.2	September 8, 2015

10.29*	Retirement and Transition Services Agreement dated April 7, 2016 by and between the Company and Robert Salmon.	10-K	000-27130	10.34	June 22, 2016

10.30*	Offer Letter for employment at the Company to Ronald Pasek, dated March 22, 2016.	10-K	000-27130	10.35	June 22, 2016

10.31*	NetApp, Inc. Executive Retiree Health Plan, as amended and restated.	8-K	000-27130	10.1	November 21, 2016

10.32	Credit Agreement, dated as of December 12, 2016, by and among the Company, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A., as co-documentation agents.	8-K	000-27130	10.1	December 12, 2016

10.33	Form of Dealer Agreement between the Company, as issuer, and each Dealer.	8-K	000-27130	10.2	December 12, 2016

10.34	Collared Accelerated Share Repurchase Transaction dated as of June 5, 2013, by and between the Company and Goldman, Sachs & Co.	10-Q	000-27130	10.1	August 29, 2013

10.35	Agreement and Plan of Merger, dated as of December 18, 2015, among the Company, Sonoma Merger Corp., SolidFire, Inc. and Shareholder Representative Services LLC.	8-K	000-27130	2.1	December 21, 2015

10.36	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 9, 2016 by and between the Company and Google Inc.	10-K	000-27130	10.41	June 22, 2016

10.37	First Amendment to Agreement of Purchase and Sale and Join Escrow Instructions dated as of March 11, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.42	June 22, 2016

10.38	Second Amendment to Agreement of Purchase and Sale and Join Escrow Instructions dated as of April 8, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.43	June 22, 2016

21.1	Subsidiaries of the Company.	—	—	—	—

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Identifies management plan or compensatory plan or arrangement.
†	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.