Form 10-Q
period 2017-07-28
NetApp, Inc.
filed 2017-08-29
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2017

or

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

As of August 16, 2017, there were 269,757,582 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 28, 2017	April 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,951	$2,444
Short-term investments	2,370	2,477
Accounts receivable	518	731
Inventories	143	163
Other current assets	316	383
Total current assets	6,298	6,198
Property and equipment, net	799	799
Goodwill	1,701	1,684
Other intangible assets, net	124	131
Other non-current assets	677	681
Total assets	$9,599	$9,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$289	$347
Accrued expenses	653	782
Commercial paper notes	894	500
Current portion of long-term debt	749	749
Short-term deferred revenue and financed unearned services revenue	1,702	1,744
Total current liabilities	4,287	4,122
Long-term debt	745	744
Other long-term liabilities	250	249
Long-term deferred revenue and financed unearned services revenue	1,549	1,598
Total liabilities	6,831	6,713

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 270 and 269 shares issued and outstanding as of July 28, 2017 and April 28, 2017, respectively	2,771	2,769
Retained earnings	10	40
Accumulated other comprehensive loss	(13)	(29)
Total stockholders' equity	2,768	2,780
Total liabilities and stockholders' equity	$9,599	$9,493

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 28, 2017	July 29, 2016
Revenues:
Product	$723	$660
Software maintenance	234	241
Hardware maintenance and other services	368	393
Net revenues	1,325	1,294
Cost of revenues:
Cost of product	371	359
Cost of software maintenance	7	8
Cost of hardware maintenance and other services	113	130
Total cost of revenues	491	497
Gross profit	834	797
Operating expenses:
Sales and marketing	425	429
Research and development	193	207
General and administrative	68	68
Total operating expenses	686	704
Income from operations	148	93
Other income (expense), net	5	(1)
Income before income taxes	153	92
Provision for income taxes	17	28
Net income	$136	$64
Net income per share:
Basic	$0.50	$0.23
Diluted	$0.49	$0.23
Shares used in net income per share calculations:
Basic	270	279
Diluted	278	282
Cash dividends declared per share	$0.20	$0.19

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

.	Three Months Ended
	July 28, 2017	July 29, 2016
Net income	$136	$64
Other comprehensive income (loss):
Foreign currency translation adjustments	10	(6)
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	6	3
Unrealized gains on cash flow hedges:
Unrealized holding gains arising during the period	—	3
Other comprehensive income (loss)	16	—
Comprehensive income	$152	$64

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 28, 2017	July 29, 2016
Cash flows from operating activities:
Net income	$136	$64
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	60
Stock-based compensation	48	52
Deferred income taxes	2	19
Other items, net	5	(7)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	218	311
Inventories	20	17
Other operating assets	71	32
Accounts payable	(58)	(30)
Accrued expenses	(135)	(198)
Deferred revenue and financed unearned services revenue	(107)	(83)
Other operating liabilities	(1)	(9)
Net cash provided by operating activities	250	228
Cash flows from investing activities:
Purchases of investments	(275)	(285)
Maturities, sales and collections of investments	387	598
Purchases of property and equipment	(36)	(36)
Acquisition of business, net of cash acquired	(24)	—
Other investing activities, net	5	(1)
Net cash provided by investing activities	57	276
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	48	42
Payments for taxes related to net share settlement of stock awards	(57)	(33)
Repurchase of common stock	(150)	(175)
Proceeds from issuance of commercial paper notes, net	394	—
Repayment of short-term loan	—	(850)
Dividends paid	(54)	(53)
Other financing activities, net	—	(2)
Net cash provided by (used in) financing activities	181	(1,071)
Effect of exchange rate changes on cash and cash equivalents	19	(7)
Net increase (decrease) in cash and cash equivalents	507	(574)
Cash and cash equivalents:
Beginning of period	2,444	2,868
End of period	$2,951	$2,294

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

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2018 and 2017, ending on April 27, 2018, and April 28, 2017, respectively, are each 52-week years, with 13 weeks in each of their quarters.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 28, 2017 contained in our Annual Report on Form 10-K. The results of operations for the three months ended July 28, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation and purchase order accruals; valuation of goodwill and intangibles; restructuring reserves; product warranties; employee compensation and benefit accruals; stock-based compensation; loss contingencies; valuation of investment securities; income taxes and fair value measurements. Actual results could differ materially from those estimates.

There have been no significant changes in our significant accounting policies as of and for the three months ended July 28, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017.

2. Recent Accounting Standards Not Yet Effective

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standards update related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. We expect to adopt this new standard, as amended, on its effective date in the first quarter of fiscal 2019.

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

3. Statements of Cash Flows Additional Information

Non-cash investing activities and supplemental cash flow information are as follows (in millions):

	Three Months Ended
	July 28, 2017	July 29, 2016
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$18	$38
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$22	$62
Interest paid	$21	$23

4. Business Combination

On June 15, 2017, we acquired all of the outstanding shares of Plexistor Ltd., a privately-held provider of software defined memory architecture based in Israel, for $24 million in cash, of which we allocated $6 million to developed technology, $17 million to goodwill, and the remainder to other assets.

5. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 28, 2017	$1,684
Additions	17
Balance as of July 28, 2017	$1,701

Purchased intangible assets, net are summarized below (in millions):

	July 28, 2017			April 28, 2017
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$154	$(52)	$102	$148	$(44)	$104
Customer contracts/relationships	43	(23)	20	43	(19)	24
Other purchased intangibles	9	(7)	2	9	(6)	3
Total purchased intangible assets	$206	$(82)	$124	$200	$(69)	$131

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Statements of
	July 28, 2017	July 29, 2016	Operations Classification
Developed technology	$8	$6	Cost of revenues
Customer contracts/relationships	4	4	Operating expenses
Other purchased intangibles	1	1	Operating expenses
Total	$13	$11

As of July 28, 2017, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2018	$38
2019	44
2020	27
2021	15
Total	$124

6. Balance Sheet Details

Cash and cash equivalents (in millions):

	July 28, 2017	April 28, 2017
Cash	$2,630	$2,275
Cash equivalents	321	169
Cash and cash equivalents	$2,951	$2,444

Inventories (in millions):

	July 28, 2017	April 28, 2017
Purchased components	$59	$28
Finished goods	84	135
Inventories	$143	$163

Property and equipment, net (in millions):

	July 28, 2017	April 28, 2017
Land	$132	$132
Buildings and improvements	643	612
Leasehold improvements	95	93
Computer, production, engineering and other equipment	751	741
Computer software	352	353
Furniture and fixtures	94	90
Construction-in-progress	2	26
	2,069	2,047
Accumulated depreciation and amortization	(1,270)	(1,248)
Property and equipment, net	$799	$799

We have classified certain land and buildings previously reported as property and equipment as assets held-for-sale. The book value of these assets is $118 million and is included in other current assets in the condensed consolidated balance sheets.

Other non-current assets (in millions):

	July 28, 2017	April 28, 2017
Deferred tax assets	$523	$525
Other assets	154	156
Other non-current assets	$677	$681

Accrued expenses (in millions):

	July 28, 2017	April 28, 2017
Accrued compensation and benefits	$240	$340
Sale-leaseback financing obligations	130	130
Product warranty liabilities	29	33
Other current liabilities	254	279
Accrued expenses	$653	$782

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	July 28, 2017	July 29, 2016
Balance at beginning of period	$50	$70
Expense accrued during the period	1	4
Warranty costs incurred	(7)	(13)
Balance at end of period	$44	$61

	July 28, 2017	April 28, 2017
Accrued expenses	$29	$33
Other long-term liabilities	15	17
Total warranty liabilities	$44	$50

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Deferred revenue and financed unearned services revenue (in millions):

	July 28, 2017	April 28, 2017
Deferred product revenue	$123	$124
Deferred services revenue	2,942	2,999
Financed unearned services revenue	186	219
Total	$3,251	$3,342

Reported as:
Short-term	$1,702	$1,744
Long-term	1,549	1,598
Total	$3,251	$3,342

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

7. Other income (expense), net

Other income (expense), net consists of the following (in millions):

	Three Months Ended
	July 28, 2017	July 29, 2016
Interest income	$16	$11
Interest expense	(13)	(15)
Other income, net	2	3
Total other income (expense), net	$5	$(1)

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

Investments

The following is a summary of our investments (in millions):

	July 28, 2017				April 28, 2017
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,600	$8	$(1)	$1,607	$1,535	$3	$(2)	$1,536
U.S. Treasury and government debt securities	557	—	(2)	555	629	1	(2)	628
Foreign government debt securities	21	—	—	21	21	—	—	21
Commercial paper	409	—	—	409	362	—	—	362
Certificates of deposit	99	—	—	99	99	—	—	99
Mutual funds	32	—	—	32	31	—	—	31
Total debt and equity securities	$2,718	$8	$(3)	$2,723	$2,677	$4	$(4)	$2,677

As of July 28, 2017 and April 28, 2017, gross unrealized losses related to individual securities were not significant.

The following table presents the contractual maturities of our debt investments as of July 28, 2017 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,227	$1,226
Due after one year through five years	1,157	1,159
Due after five years through ten years	297	301
Due after ten years	5	5
	$2,686	$2,691

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 28, 2017
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,630	$2,630	$—
Corporate bonds	1,607	—	1,607
U.S. Treasury and government debt securities	555	216	339
Foreign government debt securities	21	—	21
Commercial paper	409	—	409
Certificates of deposit	99	—	99
Total cash, cash equivalents and short-term investments	$5,321	$2,846	$2,475
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$26	$26	$—
Foreign currency exchange contracts assets (1)	$2	$—	$2
Foreign currency exchange contracts liabilities (3)	$(4)	$—	$(4)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of July 28, 2017 and April 28, 2017, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of July 28, 2017 and April 28, 2017, the fair value of our long-term debt was approximately $1,523 million and $1,520 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

9. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt (in millions, except interest rates):

	July 28, 2017		April 28, 2017
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due December 2017	$750	2.25%	$750	2.25%
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
Total principal amount	1,500		1,500
Unamortized discount and issuance costs	(6)		(7)
Total senior notes	1,494		1,493
Less: Current portion of long-term debt	(749)		(749)
Total long-term debt	$745		$744

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 28, 2017, we were in compliance with all covenants associated with the Senior Notes.

As of July 28, 2017, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2018	$750
2022	500
Thereafter	250
Total	$1,500

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended on July 17, 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of July 28, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $895 million, a weighted-average interest rate of 1.45% and maturities ranging from 13 days to 56 days. As of April 28, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $500 million, a weighted-average interest rate of 1.26% and maturities ranging from 7 days to 38 days.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended on July 17, 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of July 28, 2017 we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, until such time as the related leases are terminated, the assets will remain on our condensed consolidated balance sheets and proceeds received by us from these transactions are reported as financing obligations. As of July 28, 2017, the balance of the remaining financing obligations, which relate to properties whose leases we expect to terminate in December 2017, was $130 million. At the end of the leaseback period, or when our continuing involvement under the leaseback agreement ends, this transaction will be reported as a non-cash sale and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain.

10. Stockholders’ Equity

Equity Incentive Awards

As of July 28, 2017, we have certain equity incentive awards (awards) outstanding, which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 28, 2017	4	$35.76
Outstanding as of July 28, 2017	4	$36.87	2.91	$34
Exercisable as of July 28, 2017	3	$41.07	2.18	$17

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Three Months Ended
	July 28, 2017	July 29, 2016
Intrinsic value of exercises	$5	$3
Proceeds received from exercises	$6	$1
Fair value of options vested	$3	$5

Restricted Stock Units

In the three months ended July 28, 2017, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends the last day of the second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of the PBRSUs were fixed at grant date using a Monte Carlo simulation model and the related aggregate compensation cost of $20 million is being recognized over the shorter of the remaining applicable performance or service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 28, 2017	11	$28.81
Granted	4	$38.42
Vested	(4)	$31.06
Forfeited	(1)	$26.96
Outstanding as of July 28, 2017	10	$31.52

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended
	July 28, 2017	July 29, 2016
Shares withheld for taxes	1	1
Fair value of shares withheld	$57	$33

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Three Months Ended
	July 28, 2017	July 29, 2016
Shares issued under the ESPP	2	2
Proceeds from issuance of shares	$42	$42

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended
	July 28, 2017	July 29, 2016
Cost of product revenues	$1	$1
Cost of hardware maintenance and other services revenues	3	4
Sales and marketing	21	23
Research and development	15	15
General and administrative	8	9
Total stock-based compensation expense	$48	$52
Income tax benefit for stock-based compensation	$9	$9

As of July 28, 2017, total unrecognized compensation expense related to our equity awards was $304 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.5 years.

Stock Repurchase Program

As of July 28, 2017, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the three months ended July 28, 2017 (in millions, except per share amounts):

Number of shares repurchased	4
Average price per share	$40.56
Aggregate purchase price	$150
Remaining authorization at end of period	$644

The aggregate purchase price of our stock repurchases for the three months ended July 28, 2017 consisted of $150 million of open market purchases, of which $38 million and $112 million were allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through July 28, 2017, we repurchased a total of 273 million shares of our common stock at an average price of $32.94 per share, for an aggregate purchase price of $9.0 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 28, 2017	July 29, 2016
Dividends per share declared	$0.20	$0.19
Dividend payments allocated to additional paid-in capital	$—	$50
Dividend payments allocated to retained earnings	$54	$3

On August 16, 2017, we declared a cash dividend of $0.20 per share of common stock, payable on October 25, 2017 to holders of record as of the close of business on October 6, 2017. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings

A reconciliation of retained earnings is as follows (in millions):

Balance as of April 28, 2017	$40
Net income	136
Repurchases of common stock	(112)
Dividends	(54)
Balance as of July 28, 2017	$10

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of April 28, 2017	$(29)	$—	$(29)
Other comprehensive income, net of tax	10	6	16
Balance as of July 28, 2017	$(19)	$6	$(13)

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 28, 2017 or April 28, 2017. We did not recognize any gains or losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 28, 2017	April 28, 2017
Balance Sheet Contracts
Forward contracts sold	$102	$165
Forward contracts purchased	$293	$257

As of July 28, 2017 and April 28, 2017, there were no instruments designated as cash flow hedges outstanding.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended
	July 28, 2017	July 29, 2016
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$(2)	$4

12. Restructuring Charges

Management has previously approved several restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities, including the March 2016 Plan and the November 2016 Plan, under which we reduced our global workforce by approximately 11%, and 6%, respectively. We completed all workforce related activities under these plans as of the end of fiscal 2017. Charges related to our restructuring plans consisted primarily of employee severance-related costs.

Activities related to our restructuring plans are summarized as follows (in millions):

	Three Months Ended	Three Months Ended
	July 28, 2017	July 29, 2016
	November 2016 Plan	March 2016 Plan
Balance at beginning of period	$13	$45
Cash payments	(4)	(36)
Balance at end of period	$9	$9

13. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 28, 2017	July 29, 2016
Effective tax rates	11.1%	30.4%

Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The differences in effective tax rates for the three months ended July 28, 2017 and July 29, 2016 were primarily a result of differences in discrete impacts related to stock-based compensation and differences in year-to-date profits before tax.

As of July 28, 2017, we had $220 million of gross unrecognized tax benefits, of which $156 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $161 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

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

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	July 28, 2017	July 29, 2016
Numerator:
Net income	$136	$64
Denominator:
Shares used in basic computation	270	279
Dilutive impact of employee equity award plans	8	3
Shares used in diluted computation	278	282
Net Income per Share:
Basic	$0.50	$0.23
Diluted	$0.49	$0.23

Potential shares from outstanding employee equity awards totaling 2 million and 15 million for the three months ended July 28, 2017 and July 29, 2016, respectively, were excluded from the diluted net income per share calculations as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended
	July 28, 2017	July 29, 2016
United States, Canada and Latin America (Americas)	$726	$736
Europe, Middle East and Africa (EMEA)	401	387
Asia Pacific (APAC)	198	171
Net revenues	$1,325	$1,294

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $650 million and $666 million during the three months ended July 28, 2017 and July 29, 2016, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	July 28, 2017	April 28, 2017
U.S.	$427	$425
International	4,894	4,496
Total	$5,321	$4,921

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 28, 2017	April 28, 2017
U.S.	$592	$593
International	207	206
Total	$799	$799

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 28, 2017	July 29, 2016
Arrow Electronics, Inc.	24%	20%
Tech Data Corporation (previously presented as Avnet, Inc.)	20%	19%

The following customers accounted for 10% or more of accounts receivable:

	July 28, 2017	April 28, 2017
Arrow Electronics, Inc.	12%	15%
Tech Data Corporation (previously presented as Avnet, Inc.)	15%	14%

16. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally. Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $212 million as of July 28, 2017.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of July 28, 2017, we had $295 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 28, 2017 and April 28, 2017, such liability amounted to $13 million and $10 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of July 28, 2017, we had $29 million in construction related obligations and $235 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $31 million and $76 million of receivables during the three months ended July 28, 2017 and July 29, 2016, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of July 28, 2017 and April 28, 2017, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of July 28, 2017, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends.

No accrual has been recorded as of July 28, 2017 related to such matters as they are not probable and reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of NetApp, Inc. (“we,” “us,” or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our fiscal year 2017 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Our Company

We are the data authority for hybrid cloud environments. We provide a full range of hybrid cloud data services that simplify management of applications and data across cloud and on-premises environments to accelerate digital transformations. Together with our partners, we empower global organizations to unleash the full potential of their data to expand customer touchpoints, foster greater innovation, and optimize their operations.

Our Data Fabric approach simplifies and integrates data management across cloud and on-premises to accelerate digital transformation, enabling our customers to manage, secure and protect their data from on-premises to public to hybrid clouds, all at the scale needed to accommodate the exponential data growth of the digital world. It delivers consistent and integrated data management services and applications for data visibility and insights, data access and control, and data protection and security.

We focus on delivering an exceptional customer experience to become their preferred data partner. Our products and solutions portfolio empowers customers to harness the power of the hybrid cloud, build a next-generation data center, and modernize storage through data management. We will continue to extend our cloud integration and hybrid cloud leadership by expanding our product offerings and services to match customer needs across the cloud and on-premises.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and cash conversion cycle):

	Three Months Ended
	July 28, 2017	July 29, 2016
Net revenues	$1,325	$1,294
Gross profit	$834	$797
Gross profit margin percentage	63%	62%
Income from operations	$148	$93
Income from operations as a percentage of net revenues	11%	7%
Net income	$136	$64
Diluted net income per share	$0.49	$0.23
Operating cash flows	$250	$228

	July 28, 2017	April 28, 2017
Deferred revenue and financed unearned services revenue	$3,251	$3,342
Cash conversion cycle (days)	9	15

Stock Repurchase Program and Dividend Activity

During the first quarter of fiscal 2018, we repurchased 4 million shares of our common stock at an average price of $40.56 per share, for an aggregate of $150 million. We also declared cash dividends of $0.20 per share in that period, for which we paid an aggregate of $54 million.

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

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2017 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

New Accounting Standards

See Note 2 – Recent Accounting Standards Not Yet Effective of the Notes to Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on our financial statements.

Results of Operations

Our fiscal year is reported as a 52- or 53-week year that ends on the last Friday in April. Fiscal years 2018 and 2017, ending April 27, 2018 and April 28, 2017, are each 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 28, 2017	July 29, 2016
Revenues:
Product	55%	51%
Software maintenance	18	19
Hardware maintenance and other services	28	30
Net revenues	100	100
Cost of revenues:
Cost of product	28	28
Cost of software maintenance	1	1
Cost of hardware maintenance and other services	9	10
Gross profit	63	62
Operating expenses:
Sales and marketing	32	33
Research and development	15	16
General and administrative	5	5
Total operating expenses	52	54
Income from operations	11	7
Other income (expense), net	—	—
Income before income taxes	12	7
Provision for income taxes	1	2
Net income	10%	5%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the first quarter of fiscal 2018 were $1,325 million, an increase of $31 million, or 2% compared to the corresponding period of the prior year, reflecting higher product revenues, partially offset by lower hardware maintenance and other services revenues.

Gross profit as a percentage of net revenues for the first quarter of fiscal 2018 increased one percentage point compared to the first quarter of fiscal 2017, reflecting higher margins on product revenues, substantially offset by lower margins on software maintenance and hardware maintenance and other services revenues. Gross profit margins on product revenues in the first quarter of fiscal 2018 increased four percentage points compared to the first quarter of fiscal 2017, primarily due to an increase in average selling price (ASP), partially offset by higher overall average unit materials costs.

Sales and marketing, research and development, and general and administrative expenses for the first quarter of fiscal 2018 totaled $686 million, or 52% of net revenues, a decrease of two percentage points compared to the first quarter of fiscal 2017, primarily due to a lower average headcount as a result of our restructuring plans and other cost reduction initiatives.

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
Net revenues	$1,325	$1,294	2%

The increase in net revenues for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to an increase of $63 million in product revenues, partially offset by a decrease of $25 million in hardware maintenance and other services revenues. Product revenues as a percentage of net revenues increased four percentage points in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended
	July 28, 2017	July 29, 2016
Arrow Electronics, Inc.	24%	20%
Tech Data Corporation (previously presented as Avnet, Inc.)	20%	19%

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
Product revenues	$723	$660	10%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, original equipment manufacturer (OEM) products and add-on hardware and software.

Product revenues from strategic solutions represented 69% of product revenues in the first quarter of fiscal 2018 compared to 62% in the first quarter of the prior year. Product revenues from mature solutions represented 31% of product revenues in the first quarter of fiscal 2018 compared to 38% in the first quarter of the prior year.

Total product revenues from strategic solutions totaled $500 million in the first quarter of fiscal 2018 reflecting a 22% increase from $411 million in the first quarter of fiscal 2017. This increase was primarily due to an 8% increase in unit volume of Clustered ONTAP systems and an increase in ASP resulting from a mix shift towards All-Flash FAS products. Total product revenue from mature solutions totaled $223 million in the first quarter of fiscal 2018 reflecting a 10% decrease from $249 million in the first quarter of fiscal 2017. This decrease was primarily due to a 62% decrease in unit volume of 7-mode systems reflecting the movement of customer demand from older products to our newer products, and a 27% decrease in OEM revenues, partially offset by an 11% increase in add-on hardware, storage and related OS revenues.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
Software maintenance revenues	$234	$241	(3)%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
Hardware maintenance and other services revenues	$368	$393	(6)%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were $298 million for the first quarter of fiscal 2018 compared to $323 million for the corresponding period of the prior year. The decrease in the first quarter of fiscal 2018 was primarily due to lower contract renewal rates, and a decline in ASP on executed contracts.

Professional services and educational and training services revenues were $70 million in each of the first quarters of fiscal 2018 and 2017.

Revenues by Geographic Area:

	Three Months Ended
	July 28, 2017	July 29, 2016
United States, Canada and Latin America (Americas)	55%	57%
Europe, Middle East and Africa (EMEA)	30%	30%
Asia Pacific (APAC)	15%	13%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Our percentage of net revenues from the Americas decreased in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due to a decrease in revenues from the Americas commercial market.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
Cost of product revenues	$371	$359	3%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2018 to Fiscal 2017
Percentage Change Points
Materials costs	1
Excess and obsolete inventory	3
Other	(1)
Total change	3

Cost of product revenues represented 51% of product revenues for the first quarter of fiscal 2018 compared to 54% for the first quarter of fiscal 2017. Materials costs represented 88% of product costs for the first quarter of fiscal 2018 compared to 90% in the first quarter of fiscal 2017.

Materials costs increased $2 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, reflecting a 12% increase in materials costs related to strategic products primarily due to higher unit volume for configured Clustered ONTAP systems, particularly for All-Flash FAS products. This was partially offset by a 19% decrease in materials costs for mature products, reflecting lower volume in 7-Mode systems. Average unit materials costs for Clustered ONTAP systems increased primarily due to changes in product and configuration mix, including a higher percentage of systems sold with solid state (flash) drives in the first quarter of fiscal 2018.

An increase in ASP for strategic systems was only partially offset by an increase in unit materials costs, resulting in higher margins for strategic products in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Average unit materials costs for 7-mode systems decreased, while ASP was relatively flat, resulting in slightly higher margins for mature products in the first quarter of fiscal 2018.

Cost of product revenues in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 were unfavorably impacted by a $9 million increase in charges for excess and obsolete inventory, primarily as a result of our transition to new product platforms.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
Cost of software maintenance revenues	$7	$8	(13)%

Cost of software maintenance revenues was relatively flat in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 and represented 3% of software maintenance revenues for each of those quarters.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
Cost of hardware maintenance and other services revenues	$113	$130	(13)%

Cost of hardware maintenance and other services revenues decreased $17 million, or 13% for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, primarily due to the favorable impact of cost savings initiatives. Costs represented 31% of hardware maintenance and other services revenues in the first quarter of fiscal 2018 compared to 33% in the first quarter of fiscal 2017.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased by $19 million, or 5% in the first quarter of fiscal 2018 compared to the corresponding period in the prior year primarily due to lower salaries, benefits, incentive compensation and stock-based compensation expenses, reflecting a 6% decrease in average headcount as a result of cost reduction initiatives.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
Sales and marketing expenses	$425	$429	(1)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

Three Months Ended
Fiscal 2018 to Fiscal 2017
Percentage Change Points
Compensation costs	(1)
Advertising and marketing promotional expense	1
Facilities and IT support costs	(2)
Other	1
Total change	(1)

The decrease in compensation costs for the first quarter of fiscal 2018 reflects a 2% decrease in average headcount from the corresponding period in the prior year. The increase in advertising and marketing promotional expense was primarily due to higher spending levels on marketing activities for new products in the first quarter of fiscal 2018. Facilities and IT support costs decreased during the first quarter of fiscal 2018 primarily due to cost containment efforts and certain internal-use software becoming fully amortized by the end of fiscal 2017.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
Research and development expenses	$193	$207	(7)%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

Three Months Ended
Fiscal 2018 to Fiscal 2017
Percentage Change Points
Compensation costs	(5)
Depreciation	(1)
Facilities and IT support costs	(1)
Total change	(7)

Compensation costs for the first quarter of fiscal 2018 were favorably impacted by lower salaries, benefits costs and incentive compensation expense compared to the corresponding period of the prior year due to a decrease of 10% in average headcount. Depreciation expense decreased primarily due to certain equipment becoming fully depreciated by the end of fiscal 2017. Facilities and IT support costs decreased primarily due to cost containment efforts.

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
General and administrative expenses	$68	$68	—%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

Three Months Ended
Fiscal 2018 to Fiscal 2017
Percentage Change Points
Compensation costs	(9)
Professional and legal fees and outside services	4
Facilities and IT support costs	4
Other	1
Total change	—

Compensation costs for the first quarter of fiscal 2018 were favorably impacted by lower salaries, benefits and stock-based compensation expenses compared to the first quarter of fiscal 2017 due to a 15% decrease in average headcount. The increase in professional and legal fees and outside services expense in the first quarter of fiscal 2018 was primarily due to higher spending levels on projects and consulting fees, while the increase in facilities and IT support costs was primarily due to an increase in spending on IT projects.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
Interest income	$16	$11	45%
Interest expense	(13)	(15)	(13)%
Other income, net	2	3	(33)%
Total	$5	$(1)	NM

NM - Not Meaningful

Interest income increased in the first quarter of fiscal 2018 compared to the corresponding period of the prior year, primarily due to a shift in our investment portfolio to higher-yielding investments.

Interest expense is primarily related to our senior notes, and in the first quarter of fiscal 2017 to interest on the short-term loan that we repaid during that quarter.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 28, 2017	July 29, 2016	% Change
Provision for income taxes	$17	$28	(39)%

Our effective tax rate for the first quarter of fiscal 2018 was 11.1% compared to an effective tax rate of 30.4% for the first quarter of fiscal 2017. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate decreased for the first quarter of fiscal 2018 compared to the corresponding period in the prior year, primarily as a result of differences in discrete impacts related to stock-based compensation and differences in the respective periods’ income before taxes.

As of July 28, 2017, we had $220 million of gross unrecognized tax benefits, of which $156 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $161 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	July 28, 2017	April 28, 2017
Cash, cash equivalents and short-term investments	$5,321	$4,921
Principal amount of debt	$2,395	$2,000
Debt as a percentage of stockholders' equity	87%	72%

The following is a summary of our cash flow activities:

	Three Months Ended
(In millions)	July 28, 2017	July 29, 2016
Net cash provided by operating activities	$250	$228
Net cash provided by investing activities	57	276
Net cash provided by (used in) financing activities	181	(1,071)
Effect of exchange rate changes on cash and cash equivalents	19	(7)
Net increase (decrease) in cash and cash equivalents	$507	$(574)

Cash Flows

As of July 28, 2017, our cash, cash equivalents and short-term investments were $5.3 billion, an increase of $0.4 billion from April 28, 2017. The increase was primarily due to $394 million in proceeds from the issuance of commercial paper notes, net of repayments, and $250 million of cash provided by operating activities, partially offset by $150 million paid for the repurchase of our common stock and $54 million used for the payment of dividends. Working capital decreased by $65 million to $2.0 billion as of July 28, 2017 compared to April 28, 2017 primarily due to the issuance of commercial paper notes and a decrease in accounts receivable, partially offset by an increase in cash and cash equivalents.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle:

	Three Months Ended
(In days)	July 28, 2017	April 28, 2017	July 29, 2016
Days sales outstanding (1)	36	45	35
Days inventory outstanding (2)	27	26	15
Days payables outstanding (3)	(54)	(56)	(44)
Cash conversion cycle (4)	9	15	6

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on ending accounts receivable and net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the quarters presented above). The decrease in DSO for the first quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017 was due to seasonal patterns of shipping linearity.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of revenues per day for the current quarter. DIO for the first quarter of fiscal 2018 was relatively consistent with the fourth quarter of 2017, while it increased compared to the first quarter of fiscal 2017 due to higher levels of purchased components, primarily solid state drives, on hand at the end of the current quarter.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. DPO for the first quarter of fiscal 2018 was relatively unchanged compared to the fourth quarter of 2017, while it increased compared to the corresponding period in fiscal 2017, primarily as a result of improved vendor payables management and an extension of payment terms with our suppliers.

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

Cash Flows from Operating Activities

During the first quarter of fiscal 2018, we generated cash from operating activities of $250 million, reflecting net income of $136 million, adjusted by non-cash depreciation and amortization of $51 million and stock-based compensation of $48 million, compared to $228 million of cash generated from operating activities during the first quarter of fiscal 2017.

Changes in assets and liabilities in the first quarter of fiscal 2018 included the following:

•	Accounts receivable decreased $218 million, primarily due to lower seasonal invoicing levels in the first quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017.
•	Accrued compensation and benefits decreased $100 million, primarily due to employee compensation payouts related to fiscal year 2017 commissions and incentive compensation plans.
•

Deferred revenue and financed unearned services revenue decreased $107 million, primarily due to a decrease in deferred software and hardware maintenance contract revenues reflecting lower contract renewal rates and a decline in ASP on executed contracts.

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

Cash Flows from Investing Activities

During the first quarter of fiscal 2018, we generated $112 million from maturities and sales of investments, net of purchases, and paid $36 million for capital expenditures compared to $313 million and $36 million, respectively, during the first quarter of fiscal 2017.

Cash Flows from Financing Activities

During the first quarter of fiscal 2018, we generated $394 million in cash from issuances of commercial paper notes, net of repayments, and used $150 million for the repurchase of four million shares of our common stock and $54 million for the payment of dividends, compared to $850 million used to repay our short-term loan, $175 million used for the repurchase of common stock and $53 million for the payment of dividends during the first quarter of fiscal 2017.

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

Liquidity

Our principal sources of liquidity as of July 28, 2017 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	July 28, 2017	April 28, 2017
Cash and cash equivalents	$2,951	$2,444
Short-term investments	2,370	2,477
Total	$5,321	$4,921

As of July 28, 2017 and April 28, 2017, $4.9 billion and $4.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.4 billion were available in the U.S. at the end of each period. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings to fund cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carryforwards. However, our intent is to keep these funds indefinitely reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, and invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 28, 2017.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 28, 2017 (in millions):

2.00% Senior Notes Due December 2017	$750
3.375% Senior Notes Due June 2021	500
3.25% Senior Notes Due December 2022	250
Total	$1,500

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 9 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. On July 17, 2017 we amended the Program to increase the maximum amounts available that may be borrowed, repaid and re-borrowed to an aggregate face or principal amount of the notes outstanding of $1.0 billion, as compared to $600 million prior to the amendment. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of July 28, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $895 million, a weighted-average interest rate of 1.45% and maturities ranging from 13 days to 56 days.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement, which was amended on July 17, 2017 provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of July 28, 2017, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2018 to be between $125 million and $175 million.

Dividends and Stock Repurchase Program

On August 16, 2017, we declared a cash dividend of $0.20 per share of common stock, payable on October 25, 2017 to holders of record as of the close of business on October 6, 2017.

As of July 28, 2017, our Board of Directors had authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through July 28, 2017, we repurchased a total of 273 million shares of our common stock at an average price of $32.94 per share, for an aggregate purchase price of $9.0 billion. As of July 28, 2017, the remaining authorized amount for stock repurchases under this program was $0.6 billion, with no termination date, which we plan to complete by May 2018.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of July 28, 2017, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $212 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of July 28, 2017, we had $295 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of July 28, 2017, we had $29 million in construction related obligations and $235 million in other purchase obligations.

Unrecognized Tax Benefits

As of July 28, 2017, our liability for uncertain tax positions was $149 million, including interest, penalties and offsetting indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, until such time as the related leases are terminated, the assets will remain on our condensed consolidated balance sheets, and proceeds received by us from these transactions are reported as financing obligations. As of July 28, 2017, the balance of the remaining financing obligations, which relate to properties whose leases we expect to terminate in December 2017, was $130 million. At the end of the leaseback period, or when our continuing involvement under the leaseback agreement ends, this transaction will be reported as a non-cash sale and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $31 million and $76 million of receivables during the first quarter of fiscal 2018 and fiscal 2017, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of July 28, 2017 and April 28, 2017, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of July 28, 2017, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of July 28, 2017, we had fixed income debt investments of $2.7 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, commercial paper and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of July 28, 2017 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $36 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of July 28, 2017, we have outstanding $1.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 9 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of July 28, 2017, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 27, 2017, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The following descriptions of risk factors includes any material changes to, and supersedes the description of risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 28, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) (the “2017 Form 10-K”) under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly cause our actual results of operations and financial condition to vary materially from the past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price.

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

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage and data management solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage and data management solutions to address this demand. However, despite continued data growth, the networked storage hardware market experienced a decline in each of the last two calendar years due to a combination of customers delaying purchases in the face of technology transitions, increasing adoption of Cloud environments built on commodity hardware, increased storage efficiency, and changing economic and business environments. While customers are navigating through their IT transformations, which leverage modern architectures and hybrid cloud environments, they are also reducing IT budgets, looking for simpler solutions, and rethinking how they consume IT. This evolution is diverting spending towards transformational projects and architectures like flash, hybrid cloud, IT as a service, converged infrastructure, and software defined storage. Our business may be adversely impacted if we are unable to keep pace with rapid industry, technological or market changes or if our Data Fabric strategy is not accepted in the marketplace. As a result of these and other factors discussed in the report, our revenue may grow at a slower rate than in past periods, or may decline as it did in fiscal years 2015, 2016 and 2017, on a year-over year basis. The future impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products, services and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

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

For additional information regarding our competitors, see the section entitled “Competition” contained in Item 1 – Business of Part I of our fiscal 2017 Form 10-K. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power. An increase in industry consolidation might result in stronger competitors that are better able to compete as full stack vendors for customers and achieve increased economies of scale in the supply chain. For example, in October 2016, Dell Inc. and EMC Corp. consummated their agreement to merge. Also in April 2017, HP Enterprise completed their acquisition of Nimble Storage. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers.

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

We rely on a limited number of suppliers for drives and other components utilized in the assembly of our products, including certain single source suppliers, which has subjected us, and could in the future subject us to, price rigidity, periodic supply constraints, and the inability to produce our products with the quality and in the quantities demanded. Consolidation among suppliers, particularly within the semiconductor and disk drive industries, has contributed to price rigidity and may in the future create supply constraints. When industry supply is constrained, our suppliers may allocate volumes away from us and to our competitors, all of which rely on many of the same suppliers as we do. Accordingly, our operating results may be harmed.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in May 2015, March 2016 and November 2016, we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. We may in the future undertake initiatives that may include restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

As of July 28, 2017, $4.9 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is lower than projected and is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax charge. In any such case, our business, operating results or financial condition could be adversely impacted.

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

As of July 28, 2017, we had an aggregate of $1.5 billion of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2017, 2021 and 2022, and we had an aggregate of $895 million of commercial paper notes outstanding with maturities ranging from 13 to 56 days. We may incur additional indebtedness in the future under existing credit facilities and/or entering into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

The laws and regulations governing the manufacturing, sourcing, distribution and use of our products have become more complex and stringent over time. For example, in addition to various environmental laws relating to carbon emissions and the use and discharge of hazardous materials, the SEC adopted regulations concerning the supply of certain minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries. We incur costs to comply with the disclosure requirements of this law and may realize other costs relating to the sourcing and availability of minerals used in our products. Further, since our supply chain is complex, we may face reputational harm if our customers or other stakeholders conclude that we are unable to verify sufficiently the origins of the minerals used in the products we sell. As the laws and regulations governing our products continue to expand and change, our costs are likely to rise, and the failure to comply with any such laws and regulations could subject us to business interruptions, litigation risks and reputational harm.

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

We are subject to intellectual property infringement claims that arise in the normal course of business. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights, including claims for alleged patent infringement brought by non-practicing entities. We are involved in active patent litigations brought by non-practicing entities. We believe we have strong arguments that our products do not infringe and the asserted patents are invalid, and we intend to vigorously defend against the plaintiffs’ claims. However, there is no guarantee that we will prevail at trial and if a jury were to find that our products infringe, we could be required to pay significant monetary damages.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 28, 2017:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 29, 2017 - May 26, 2017	—	$—	268,873	$794
May 27, 2017 - June 23, 2017	625	$38.43	269,498	$770
June 24, 2017 - July 28, 2017	3,073	$41.00	272,571	$644
Total	3,698	$40.56

In May 2003, our Board of Directors approved a stock repurchase program. As of July 28, 2017, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Since inception of the program through July 28, 2017, we repurchased a total of 273 million shares of our common stock for an aggregate purchase price of $9.0 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

Date: August 29, 2017

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