Form 10-Q
period 2017-10-27
NetApp, Inc.
filed 2017-11-29
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-27130

NetApp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0307520
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1395 Crossman Avenue,

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

As of November 15, 2017, there were 266,791,791 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 27, 2017	April 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,535	$2,444
Short-term investments	2,430	2,477
Accounts receivable	584	731
Inventories	108	163
Other current assets	363	383
Total current assets	7,020	6,198
Property and equipment, net	795	799
Goodwill	1,739	1,684
Other intangible assets, net	120	131
Other non-current assets	634	681
Total assets	$10,308	$9,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$379	$347
Accrued expenses	722	782
Commercial paper notes	718	500
Current portion of long-term debt	750	749
Short-term deferred revenue and financed unearned services revenue	1,645	1,744
Total current liabilities	4,214	4,122
Long-term debt	1,540	744
Other long-term liabilities	255	249
Long-term deferred revenue and financed unearned services revenue	1,522	1,598
Total liabilities	7,531	6,713

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 267 and 269 shares issued and outstanding as of October 27, 2017 and April 28, 2017, respectively	2,779	2,769
Retained earnings	17	40
Accumulated other comprehensive loss	(19)	(29)
Total stockholders' equity	2,777	2,780
Total liabilities and stockholders' equity	$10,308	$9,493

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Revenues:
Product	$807	$710	$1,530	$1,370
Software maintenance	240	242	474	483
Hardware maintenance and other services	375	388	743	781
Net revenues	1,422	1,340	2,747	2,634
Cost of revenues:
Cost of product	399	376	770	735
Cost of software maintenance	6	7	13	15
Cost of hardware maintenance and other services	115	128	228	258
Total cost of revenues	520	511	1,011	1,008
Gross profit	902	829	1,736	1,626
Operating expenses:
Sales and marketing	420	418	845	847
Research and development	194	200	387	407
General and administrative	69	69	137	137
Total operating expenses	683	687	1,369	1,391
Income from operations	219	142	367	235
Other income (expense), net	6	—	11	(1)
Income before income taxes	225	142	378	234
Provision for income taxes	50	33	67	61
Net income	$175	$109	$311	$173
Net income per share:
Basic	$0.65	$0.39	$1.15	$0.62
Diluted	$0.64	$0.38	$1.12	$0.61
Shares used in net income per share calculations:
Basic	269	278	270	278
Diluted	275	284	277	283
Cash dividends declared per share	$0.20	$0.19	$0.40	$0.38

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

.	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Net income	$175	$109	$311	$173
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	(5)	8	(11)
Defined benefit obligations:
Reclassification adjustments related to defined benefit obligations	(1)	1	(1)	1
Income tax effect	1	—	1	—
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(4)	(5)	2	(2)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains arising during the period	—	—	—	3
Reclassification adjustments for gains included in net income	—	(1)	—	(1)
Other comprehensive income (loss)	(6)	(10)	10	(10)
Comprehensive income	$169	$99	$321	$163

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 27, 2017	October 28, 2016
Cash flows from operating activities:
Net income	$311	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	117
Stock-based compensation	87	103
Deferred income taxes	44	28
Other items, net	(5)	(15)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	149	264
Inventories	55	1
Other operating assets	38	49
Accounts payable	34	(13)
Accrued expenses	(68)	(138)
Deferred revenue and financed unearned services revenue	(183)	(179)
Other operating liabilities	—	(4)
Net cash provided by operating activities	564	386
Cash flows from investing activities:
Purchases of investments	(609)	(795)
Maturities, sales and collections of investments	657	985
Purchases of property and equipment	(65)	(92)
Acquisitions of businesses, net of cash acquired	(75)	—
Other investing activities, net	5	(1)
Net cash provided by (used in) investing activities	(87)	97
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	57	61
Payments for taxes related to net share settlement of stock awards	(60)	(36)
Repurchase of common stock	(300)	(292)
Proceeds from issuance of commercial paper notes, net	218	—
Issuance of long-term debt, net	795	—
Repayment of short-term loan	—	(850)
Dividends paid	(108)	(105)
Other financing activities, net	(1)	(3)
Net cash provided by (used in) financing activities	601	(1,225)
Effect of exchange rate changes on cash and cash equivalents	13	(13)
Net increase (decrease) in cash and cash equivalents	1,091	(755)
Cash and cash equivalents:
Beginning of period	2,444	2,868
End of period	$3,535	$2,113

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 28, 2017 contained in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 27, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

There have been no significant changes in our significant accounting policies as of and for the six months ended October 27, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017.

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

We believe that the new standard will impact our following policies and disclosures:

•

in arrangements containing software, revenue deferred for the undelivered elements will be based on a relative fair value allocation, generally resulting in more software arrangement revenue being recognized earlier;

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

We do not expect that the new standard will result in substantive changes in our deliverables or the amounts of revenue allocated between multiple deliverables, with the exception of the items discussed above.

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

3. Statements of Cash Flows Additional Information

Non-cash investing activities and supplemental cash flow information are as follows (in millions):

	Six Months Ended
	October 27, 2017	October 28, 2016
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$17	$35
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$28	$70
Interest paid	$24	$23

4. Business Combinations

On August 4, 2017, we acquired all of the outstanding shares of Greenqloud ehf., a privately-held provider of cloud management software based in Iceland, for $51 million in cash, of which we preliminarily allocated $10 million to developed technology, $38 million to goodwill, and the remainder to other assets.

On June 15, 2017, we acquired all of the outstanding shares of Plexistor Ltd., a privately-held provider of software defined memory architecture based in Israel, for $24 million in cash, of which we allocated $6 million to developed technology, $17 million to goodwill, and the remainder to other assets.

5. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 28, 2017	$1,684
Additions	55
Balance as of October 27, 2017	$1,739

Purchased intangible assets, net are summarized below (in millions):

	October 27, 2017			April 28, 2017
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$164	$(61)	$103	$148	$(44)	$104
Customer contracts/relationships	43	(27)	16	43	(19)	24
Other purchased intangibles	9	(8)	1	9	(6)	3
Total purchased intangible assets	$216	$(96)	$120	$200	$(69)	$131

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statements of
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016	Operations Classification
Developed technology	$9	$7	$17	$13	Cost of revenues
Customer contracts/relationships	4	3	8	7	Operating expenses
Other purchased intangibles	1	1	2	2	Operating expenses
Total	$14	$11	$27	$22

As of October 27, 2017, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2018	$26
2019	47
2020	31
2021	16
Total	$120

6. Balance Sheet Details

Cash and cash equivalents (in millions):

	October 27, 2017	April 28, 2017
Cash	$3,111	$2,275
Cash equivalents	424	169
Cash and cash equivalents	$3,535	$2,444

Inventories (in millions):

	October 27, 2017	April 28, 2017
Purchased components	$32	$28
Finished goods	76	135
Inventories	$108	$163

Property and equipment, net (in millions):

	October 27, 2017	April 28, 2017
Land	$132	$132
Buildings and improvements	633	612
Leasehold improvements	100	93
Computer, production, engineering and other equipment	749	741
Computer software	352	353
Furniture and fixtures	96	90
Construction-in-progress	13	26
	2,075	2,047
Accumulated depreciation and amortization	(1,280)	(1,248)
Property and equipment, net	$795	$799

We have classified certain land and buildings located in Sunnyvale, California previously reported as property and equipment as assets held-for-sale. The book value of these assets is $118 million and is included in other current assets in the condensed consolidated balance sheets.  On September 8, 2017, we entered into an agreement to sell these assets for a total of $306 million, of which $210 million is payable at the first closing and $96 million is payable at the second closing. Each closing is subject to due diligence, certain termination rights and customary closing conditions, including, in the case of the second closing, local governmental approval of the subdivision of a land parcel. The first closing is expected to occur in the third quarter of fiscal 2018 and the second closing is expected to occur within the next twelve months.

Other non-current assets (in millions):

	October 27, 2017	April 28, 2017
Deferred tax assets	$483	$525
Other assets	151	156
Other non-current assets	$634	$681

Accrued expenses (in millions):

	October 27, 2017	April 28, 2017
Accrued compensation and benefits	$291	$340
Sale-leaseback financing obligations	130	130
Product warranty liabilities	29	33
Other current liabilities	272	279
Accrued expenses	$722	$782

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Balance at beginning of period	$44	$61	$50	$70
Expense accrued during the period	7	1	8	5
Warranty costs incurred	(7)	(8)	(14)	(21)
Balance at end of period	$44	$54	$44	$54

	October 27, 2017	April 28, 2017
Accrued expenses	$29	$33
Other long-term liabilities	15	17
Total warranty liabilities	$44	$50

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Deferred revenue and financed unearned services revenue (in millions):

	October 27, 2017	April 28, 2017
Deferred product revenue	$123	$124
Deferred services revenue	2,881	2,999
Financed unearned services revenue	163	219
Total	$3,167	$3,342

Reported as:
Short-term	$1,645	$1,744
Long-term	1,522	1,598
Total	$3,167	$3,342

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

7. Other income (expense), net

Other income (expense), net consists of the following (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Interest income	$19	$10	$35	$21
Interest expense	(17)	(12)	(30)	(27)
Other income, net	4	2	6	5
Total other income (expense), net	$6	$—	$11	$(1)

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

Investments

The following is a summary of our investments (in millions):

	October 27, 2017				April 28, 2017
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,747	$6	$(3)	$1,750	$1,535	$3	$(2)	$1,536
U.S. Treasury and government debt securities	474	—	(2)	472	629	1	(2)	628
Foreign government debt securities	21	—	—	21	21	—	—	21
Commercial paper	504	—	—	504	362	—	—	362
Certificates of deposit	107	—	—	107	99	—	—	99
Mutual funds	34	—	—	34	31	—	—	31
Total debt and equity securities	$2,887	$6	$(5)	$2,888	$2,677	$4	$(4)	$2,677

As of October 27, 2017 and April 28, 2017, gross unrealized losses related to individual securities were not significant.

The following table presents the contractual maturities of our debt investments as of October 27, 2017 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,242	$1,242
Due after one year through five years	1,187	1,186
Due after five years through ten years	419	421
Due after ten years	5	5
	$2,853	$2,854

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 27, 2017
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$3,111	$3,111	$—
Corporate bonds	1,750	—	1,750
U.S. Treasury and government debt securities	472	191	281
Foreign government debt securities	21	—	21
Commercial paper	504	—	504
Certificates of deposit	107	—	107
Total cash, cash equivalents and short-term investments	$5,965	$3,302	$2,663
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$27	$27	$—
Foreign currency exchange contracts assets (1)	$8	$—	$8
Foreign currency exchange contracts liabilities (3)	$(4)	$—	$(4)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of October 27, 2017 and April 28, 2017, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of October 27, 2017 and April 28, 2017, the fair value of our long-term debt was approximately $2,316 million and $1,520 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

9. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	October 27, 2017		April 28, 2017
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due December 2017	$750	2.25%	$750	2.25%
2.00% Senior Notes Due September 2019	400	2.32%	—	N/A
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
3.30% Senior Notes Due September 2024	400	3.42%	—	N/A
Total principal amount	2,300		1,500
Unamortized discount and issuance costs	(10)		(7)
Total senior notes	2,290		1,493
Less: Current portion of long-term debt	(750)		(749)
Total long-term debt	$1,540		$744

__________________

N/A - Not applicable

Senior Notes

In September 2017, we issued $400 million aggregate principal amount of 2.00% Senior Notes due on September 27, 2019 and $400 million aggregate principal amount of 3.30% Senior Notes due on September 29, 2024. We received total proceeds of approximately $795 million, net of discount and issuance costs, which will be used for general corporate purposes, including the repayment of our outstanding 2.00% Senior Notes due December 2017. Interest on these Senior Notes is payable semi-annually in March and September. Our 3.375% Senior Notes, 2.00% Senior Notes due December 2017 and 3.25% Senior Notes, with principal amounts of $500 million, $750 million and $250 million, respectively, were issued in June 2014, December 2012 and December 2012, respectively. Interest on these Senior Notes is paid semi-annually in June and December. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 27, 2017, we were in compliance with all covenants associated with the Senior Notes.

On October 4, 2017, we issued a notice to redeem all our 2.00% Senior Notes due December 2017. On November 3, 2017, the notes were extinguished through redemption for cash at an aggregate redemption price of $751 million, plus accrued and unpaid interest.

As of October 27, 2017, our aggregate future principal debt maturities, including the 2.00% Senior Notes due December 2017, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2018	$750
2020	400
2022	500
Thereafter	650
Total	$2,300

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended on July 17, 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of October 27, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $719 million, a weighted-average interest rate of 1.43% and maturities ranging from 13 days to 44 days. As of April 28, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $500 million, a weighted-average interest rate of 1.26% and maturities ranging from 7 days to 38 days.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended on July 17, 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of October 27, 2017 we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, until such time as the related leases are terminated, the assets will remain on our condensed consolidated balance sheets and proceeds received by us from these transactions are reported as financing obligations. As of October 27, 2017, the balance of the remaining financing obligations, which relate to properties whose leases we expect to terminate in December 2017, was

$130 million. At the end of the leaseback period, or when our continuing involvement under the leaseback agreement ends, this transaction will be reported as a non-cash sale and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain.

10. Stockholders’ Equity

Equity Incentive Awards

As of October 27, 2017, we have certain equity incentive awards (awards) outstanding, which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 28, 2017	4	$35.76
Exercised	(1)	$24.14
Outstanding as of October 27, 2017	3	$37.30	2.77	$29
Exercisable as of October 27, 2017	3	$40.97	2.14	$16

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Six Months Ended
	October 27, 2017	October 28, 2016
Intrinsic value of exercises	$11	$11
Proceeds received from exercises	$15	$20
Fair value of options vested	$5	$9

Restricted Stock Units

In the six months ended October 27, 2017, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends the last day of the second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of the PBRSUs were fixed at grant date using a Monte Carlo simulation model and the related aggregate compensation cost of $20 million is being recognized over the shorter of the remaining applicable performance or service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 28, 2017	11	$28.81
Granted	4	$38.61
Vested	(4)	$31.29
Forfeited	(1)	$28.30
Outstanding as of October 27, 2017	10	$31.73

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Six Months Ended
	October 27, 2017	October 28, 2016
Shares withheld for taxes	2	1
Fair value of shares withheld	$60	$36

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Six Months Ended
	October 27, 2017	October 28, 2016
Shares issued under the ESPP	2	2
Proceeds from issuance of shares	$42	$42

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Cost of product revenues	$1	$1	$2	$2
Cost of hardware maintenance and other services revenues	2	3	5	7
Sales and marketing	16	21	37	44
Research and development	12	17	27	32
General and administrative	8	9	16	18
Total stock-based compensation expense	$39	$51	$87	$103
Income tax benefit for stock-based compensation	$9	$11	$18	$20

As of October 27, 2017, total unrecognized compensation expense related to our equity awards was $269 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the six months ended October 27, 2017 (in millions, except per share amounts):

Number of shares repurchased	7
Average price per share	$41.80
Aggregate purchase price	$300
Remaining authorization at end of period	$494

The aggregate purchase price of our stock repurchases for the six months ended October 27, 2017 consisted of $300 million of open market purchases, of which $74 million and $226 million were allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through October 27, 2017, we repurchased a total of 276 million shares of our common stock at an average price of $33.07 per share, for an aggregate purchase price of $9.1 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Six Months Ended
	October 27, 2017	October 28, 2016
Dividends per share declared	$0.40	$0.38
Dividend payments allocated to additional paid-in capital	$—	$76
Dividend payments allocated to retained earnings	$108	$29

On November 15, 2017, we declared a cash dividend of $0.20 per share of common stock, payable on January 24, 2018 to holders of record as of the close of business on January 5, 2018. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings

A reconciliation of retained earnings is as follows (in millions):

Balance as of April 28, 2017	$40
Net income	311
Repurchases of common stock	(226)
Dividends	(108)
Balance as of October 27, 2017	$17

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of April 28, 2017	$(29)	$—	$(29)
Other comprehensive income, net of tax	8	2	10
Balance as of October 27, 2017	$(21)	$2	$(19)

The amounts reclassified out of accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Statements of Operations Classification
Recognized (gains) losses on defined benefit obligations	$(1)	$1	$(1)	$1	Operating expenses
Realized gains on cash flow hedges	—	(1)	—	(1)	Net revenues
Total reclassifications	$(1)	$—	$(1)	$—

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 27, 2017 or April 28, 2017. We did not recognize any gains or losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 27, 2017	April 28, 2017
Balance Sheet Contracts
Forward contracts sold	$136	$165
Forward contracts purchased	$248	$257

As of October 27, 2017 and April 28, 2017, there were no instruments designated as cash flow hedges outstanding.

The effect of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and in Note 10 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
	Gain Recognized into Income		Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$1	$2	$(1)	$6

12. Restructuring Charges

Management has previously approved several restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities, including the March 2016 Plan and the November 2016 Plan, under which we reduced our global workforce by approximately 11%, and 6%, respectively. We completed all workforce related activities under these plans as of the end of fiscal 2017. Charges related to our restructuring plans consisted primarily of employee severance-related costs. The remaining balance as of October 27, 2017 principally relates to lease obligations and will be paid over their remaining terms.

Activities related to our restructuring plans are summarized as follows (in millions):

	Six Months Ended	Six Months Ended
	October 27, 2017	October 28, 2016
	November 2016 Plan	March 2016 Plan
Balance at beginning of period	$13	$45
Cash payments	(5)	(42)
Balance at end of period	$8	$3

13. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 27, 2017	October 28, 2016
Effective tax rates	17.7%	26.1%

Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The differences in effective tax rates for the six months ended October 27, 2017 and October 28, 2016 were primarily a result of differences in discrete impacts related to stock-based compensation and differences in year-to-date profits before tax.

As of October 27, 2017, we had $222 million of gross unrecognized tax benefits, of which $157 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $163 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

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

On September 17, 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 from our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for withholding tax and filed an appeal with the Danish Tax Tribunal to that effect. On December 19, 2011, the Danish Tax Tribunal issued a ruling that our Danish subsidiary was not liable for Danish withholding tax. The Danish tax examination agency appealed to the Danish High Court in March 2012. In February 2016, the Danish High Court referred the case to the Court of Justice of the European Union where it was heard before the court in October 2017. We expect the court to issue their opinion and judgment by the end of fiscal 2018.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Numerator:
Net income	$175	$109	$311	$173
Denominator:
Shares used in basic computation	269	278	270	278
Dilutive impact of employee equity award plans	6	6	7	5
Shares used in diluted computation	275	284	277	283
Net Income per Share:
Basic	$0.65	$0.39	$1.15	$0.62
Diluted	$0.64	$0.38	$1.12	$0.61

Potential shares from outstanding employee equity awards totaling 1 million and 5 million for the three months ended October 27, 2017 and October 28, 2016, respectively, and 2 million and 10 million for the six months ended October 27, 2017 and October 28, 2016, respectively, were excluded from the diluted net income per share calculations as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
United States, Canada and Latin America (Americas)	$796	$768	$1,522	$1,504
Europe, Middle East and Africa (EMEA)	431	396	832	783
Asia Pacific (APAC)	195	176	393	347
Net revenues	$1,422	$1,340	$2,747	$2,634

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $726 million and $697 million during the three months ended October 27, 2017 and October 28, 2016, respectively, and were $1,376 million and $1,363 million during the six months ended October 27, 2017 and October 28, 2016, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	October 27, 2017	April 28, 2017
U.S.	$941	$425
International	5,024	4,496
Total	$5,965	$4,921

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 27, 2017	April 28, 2017
U.S.	$595	$593
International	200	206
Total	$795	$799

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Arrow Electronics, Inc.	22%	23%	23%	21%
Tech Data Corporation (previously presented as Avnet, Inc.)	19%	20%	20%	20%

The following customers accounted for 10% or more of accounts receivable:

	October 27, 2017	April 28, 2017
Arrow Electronics, Inc.	14%	15%
Tech Data Corporation (previously presented as Avnet, Inc.)	15%	14%

16. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally. Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $203 million as of October 27, 2017.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of October 27, 2017, we had $347 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 27, 2017 and April 28, 2017, such liability amounted to $10 million and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of October 27, 2017, we had $31 million in construction related obligations and $199 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $66 million and $108 million of receivables during the six months ended October 27, 2017 and October 28, 2016, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of October 27, 2017 and April 28, 2017, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of October 27, 2017, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights, including claims for alleged patent infringement brought by non-practicing entities. We are involved in active patent litigations brought by non-practicing entities. We believe we have strong arguments that our products do not infringe and/or the asserted patents are invalid, and we intend to vigorously defend against the plaintiffs’ claims. However, there is no guarantee that we will prevail at trial and if a jury were to find that our products infringe, we could be required to pay significant monetary damages, and may cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements.

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No accrual has been recorded as of October 27, 2017 related to such matters as they are not probable and reasonably estimable.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and cash conversion cycle):

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Net revenues	$1,422	$1,340	$2,747	$2,634
Gross profit	$902	$829	$1,736	$1,626
Gross profit margin percentage	63%	62%	63%	62%
Income from operations	$219	$142	$367	$235
Income from operations as a percentage of net revenues	15%	11%	13%	9%
Net income	$175	$109	$311	$173
Diluted net income per share	$0.64	$0.38	$1.12	$0.61
Operating cash flows	$314	$158	$564	$386

	October 27, 2017	April 28, 2017
Deferred revenue and financed unearned services revenue	$3,167	$3,342
Cash conversion cycle (days)	(10)	15

Stock Repurchase Program and Dividend Activity

During the first six months of fiscal 2018, we repurchased 7 million shares of our common stock at an average price of $41.80 per share, for an aggregate of $300 million. We also declared cash dividends of an aggregate of $0.40 per share in that period, for which we paid an aggregate of $108 million.

Senior Notes Issuances and Redemption

In September 2017, we issued $400 million aggregate principal amount of 2.00% Senior Notes due on September 27, 2019 and $400 million aggregate principal amount of 3.30% Senior Notes due on September 29, 2024. The net proceeds will be used for general corporate purposes, including the repayment of our $750 million aggregate principal amount of 2.00% Senior Notes due December 2017.

On October 4, 2017, we issued a notice to redeem all our 2.00% Senior Notes due December 2017. On November 3, 2017, in the third quarter of fiscal 2018, the notes were extinguished through redemption for cash at an aggregate redemption price of $751 million, plus accrued and unpaid interest.

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

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Revenues:
Product	57%	53%	56%	52%
Software maintenance	17	18	17	18
Hardware maintenance and other services	26	29	27	30
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	28	28	28	28
Cost of software maintenance	—	1	—	1
Cost of hardware maintenance and other services	8	10	8	10
Gross profit	63	62	63	62
Operating expenses:
Sales and marketing	30	31	31	32
Research and development	14	15	14	15
General and administrative	5	5	5	5
Total operating expenses	48	51	50	53
Income from operations	15	11	13	9
Other income (expense), net	—	—	—	—
Income before income taxes	16	11	14	9
Provision for income taxes	4	2	2	2
Net income	12%	8%	11%	7%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the second quarter and first six months of fiscal 2018 were $1,422 million and $2,747 million, respectively, reflecting an increase of $82 million, or 6%, and $113 million, or 4%, respectively, compared to the corresponding periods of the prior year, reflecting higher product revenues, partially offset by lower hardware maintenance and other services revenues.

Gross profit as a percentage of net revenues for the second quarter and the first six months of fiscal 2018 increased by one and a half percentage points compared to the corresponding periods in fiscal 2017, reflecting higher margins on product revenues, partially offset by lower margins on software maintenance and hardware maintenance and other services revenues. Gross profit margins on product revenues increased three and a half percentage points in the second quarter of fiscal 2018 and three percentage points in the first six months of fiscal 2018 compared to the corresponding periods of fiscal 2017, primarily due to an increase in average selling price (ASP).

Sales and marketing, research and development, and general and administrative expenses for the second quarter and the first six months of fiscal 2018 totaled $683 million, or 48% of net revenues and $1,369 million, or 50% of net revenues, respectively, representing a decrease of three percentage points compared to the corresponding periods of fiscal 2017, primarily due to higher net revenues in the current year periods coupled with lower average headcount as a result of our restructuring plans and other cost reduction initiatives.

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Net revenues	$1,422	$1,340	6%	$2,747	$2,634	4%

The increase in net revenues for the second quarter and first six months of fiscal 2018 compared to the corresponding periods of fiscal 2017 was primarily due to an increase in product revenues of $97 million and $160 million, respectively, partially offset by a decrease in hardware maintenance and other services revenues of $13 million and $38 million, respectively. Product revenues as a percentage of net revenues increased four percentage points in the second quarter and first six months of fiscal 2018 compared to the corresponding periods of fiscal 2017.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Arrow Electronics, Inc.	22%	23%	23%	21%
Tech Data Corporation (previously presented as Avnet, Inc.)	19%	20%	20%	20%

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Product revenues	$807	$710	14%	$1,530	$1,370	12%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, original equipment manufacturer (OEM) products and add-on hardware and software.

Product revenues from strategic solutions represented 69% of product revenues in the second quarter and first six months of fiscal 2018, compared to 64% and 63% in the corresponding periods of the prior year. Product revenues from mature solutions represented 31% of product revenues in the second quarter and first six months of fiscal 2018, compared to 36% and 37% in the corresponding periods of the prior year.

Total product revenues from strategic solutions totaled $557 million in the second quarter of fiscal 2018 reflecting a 23% increase from $452 million in the second quarter of fiscal 2017. This increase was primarily due to a 9% increase in unit volume of Clustered ONTAP systems and an increase in ASP driven by sales of our All-Flash FAS products. Total product revenue from mature solutions totaled $250 million in the second quarter of fiscal 2018 reflecting a 3% decrease from $258 million in the second quarter of fiscal 2017. This decrease was primarily due to a 64% decrease in unit volume of 7-mode systems reflecting the movement of customer demand from older products to our newer products, and an 8% decrease in OEM revenues, partially offset by a 10% increase in add-on hardware, storage and related OS revenues.

Total product revenues from strategic solutions totaled $1,057 million in the first six months of fiscal 2018 reflecting a 22% increase from $863 million in the first six months of fiscal 2017. This increase was primarily due to a 9% increase in unit volume of Clustered ONTAP systems and an increase in ASP driven by sales of our All-Flash FAS products. Total product revenue from mature solutions totaled $473 million in the first six months of fiscal 2018 reflecting a 7% decrease from $507 million in the first six months of fiscal 2017. This decrease was primarily due to a 63% decrease in unit volume of 7-mode systems, and a 17% decrease in OEM revenues, partially offset by a 10% increase in add-on hardware, storage and related OS revenues.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Software maintenance revenues	$240	$242	(1)%	$474	$483	(2)%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Hardware maintenance and other services revenues	$375	$388	(3)%	$743	$781	(5)%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were $306 million and $604 million for the second quarter and first six months of fiscal 2018, respectively, compared to $316 million and $639 million for the corresponding periods of the prior year. The decreases in the current year were primarily due to lower contract renewal rates, and a decline in ASP on executed contracts.

Professional services and educational and training services revenues were $69 million and $139 million for the second quarter and first six months of fiscal 2018, respectively, compared to $72 million and $142 million for the corresponding periods of the prior year.

Revenues by Geographic Area:

	Three Months Ended		Six Months Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
United States, Canada and Latin America (Americas)	56%	57%	55%	57%
Europe, Middle East and Africa (EMEA)	30%	30%	30%	30%
Asia Pacific (APAC)	14%	13%	14%	13%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Our percentage of net revenues from the Americas decreased in the second quarter and first six months of fiscal 2018 compared to the corresponding periods of fiscal 2017 due to a decrease in revenues from the Americas commercial market.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Cost of product revenues	$399	$376	6%	$770	$735	5%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2018 to Fiscal 2017	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Materials costs	5	3
Excess and obsolete inventory	—	1
Other	1	1
Total change	6	5

Cost of product revenues represented 49% and 50% of product revenues for the second quarter and first six months of fiscal 2018, respectively, compared to 53% and 54% for the second quarter and first six months of fiscal 2017, respectively. Materials costs represented 91% and 90% of product costs for the second quarter and first six months of fiscal 2018, respectively, compared to 92% and 91% in the second quarter and first six months of fiscal 2017, respectively.

Materials costs increased $18 million and $20 million in the second quarter and first six months of fiscal 2018, respectively, compared to the corresponding periods of the prior year, primarily due to higher overall unit volume.

Average unit materials costs for Clustered ONTAP systems were relatively consistent in the second quarter and first six months of fiscal 2018 compared to the corresponding periods of the prior year.

An increase in ASP for strategic systems resulted in higher margins for strategic products in the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017. Average unit materials costs for 7-mode systems were relatively consistent across all periods, while ASP increased slightly, resulting in slightly higher margins for mature products in the second quarter and first six months of fiscal 2018.

Cost of product revenues in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 were unfavorably impacted by a $7 million increase in charges for excess and obsolete inventory, primarily as a result of our transition to new product platforms.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Cost of software maintenance revenues	$6	$7	(14)%	$13	$15	(13)%

Cost of software maintenance revenues was relatively flat in the second quarter and first six months of fiscal 2018 compared to the corresponding periods of fiscal 2017 and represented 3% of software maintenance revenues for all periods presented.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Cost of hardware maintenance and other services revenues	$115	$128	(10)%	$228	$258	(12)%

Cost of hardware maintenance and other services revenues decreased $13 million, or 10%, for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, and decreased $30 million, or 12%, for the first six months of fiscal 2018 compared to the first six months of fiscal 2017, primarily due to the favorable impact of cost savings initiatives. Costs represented 31% of hardware maintenance and other services revenues in the second quarter and first six months of fiscal 2018, compared to 33% in the second quarter and first six months of fiscal 2017.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased by $13 million, or 3% in the second quarter of fiscal 2018 compared to the corresponding period in the prior year primarily due to lower salaries, benefits and stock-based compensation expenses, reflecting a 3% decrease in average headcount as a result of cost reduction initiatives, partially offset by higher incentive compensation expense, reflecting stronger operating performance against goals.

Total compensation costs included in operating expenses decreased by $32 million, or 4% in the first six months of fiscal 2018 compared to the corresponding period in the prior year primarily due to lower salaries, benefits and stock-based compensation expenses, reflecting a 5% decrease in average headcount as a result of cost reduction initiatives, partially offset by higher incentive compensation expense, reflecting stronger operating performance against goals.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Sales and marketing expenses	$420	$418	—%	$845	$847	—%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2018 to Fiscal 2017	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Commissions	1	—
Advertising and marketing promotional expense	1	2
Facilities and IT support costs	(1)	(1)
Other	(1)	(1)
Total change	—	—

Compensation costs and average headcount were relatively flat for the second quarter and first six months of fiscal 2018 compared to the corresponding periods of the prior year. The increase in advertising and marketing promotional expense was primarily due to higher spending levels on marketing activities for new products in the second quarter and the first six months of fiscal 2018. Facilities and IT support costs decreased during the second quarter and the first six months of fiscal 2018 from the corresponding periods in the prior year primarily due to cost containment efforts and certain internal-use software becoming fully amortized by the end of fiscal 2017.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Research and development expenses	$194	$200	(3)%	$387	$407	(5)%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2018 to Fiscal 2017	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Compensation costs	(3)	(4)
Depreciation	(1)	(1)
Facilities and IT support costs	(1)	(1)
Other	2	1
Total change	(3)	(5)

Compensation costs for the second quarter and the first six months of fiscal 2018 were favorably impacted by lower salaries, benefits and stock-based compensation expenses compared to the corresponding periods of the prior year due to a decrease in average headcount of 4% and 7%, respectively, partially offset by higher incentive compensation expense. Depreciation expense decreased primarily due to certain equipment becoming fully depreciated by the end of fiscal 2017, and facilities and IT support costs decreased primarily due to cost containment efforts.

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
General and administrative expenses	$69	$69	—%	$137	$137	—%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2018 to Fiscal 2017	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Compensation costs	(7)	(8)
Professional and legal fees and outside services	4	4
Facilities and IT support costs	2	3
Other	1	1
Total change	—	—

Compensation costs for the second quarter and the first six months of fiscal 2018 were favorably impacted by lower salaries, benefits and stock-based compensation expenses compared to the corresponding periods of fiscal 2017 due to a decrease in average headcount of 12% and 13%, respectively, partially offset by higher incentive compensation expense. The increase in professional and legal fees and outside services expense in the second quarter and first six months of fiscal 2018 was primarily due to higher spending levels on projects and outside services, while the increase in facilities and IT support costs was primarily due to an increase in spending on IT projects.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Interest income	$19	$10	90%	$35	$21	67%
Interest expense	(17)	(12)	42%	(30)	(27)	11%
Other income, net	4	2	100%	6	5	20%
Total	$6	$—	NM	$11	$(1)	NM

NM - Not Meaningful

Interest income increased in the second quarter and the first six months of fiscal 2018 compared to the corresponding periods of the prior year, primarily due to a shift in our investment portfolio to higher-yielding investments.

Interest expense increased in the second quarter and the first six months of fiscal 2018 primarily as a result of our commercial paper program, which began in the third quarter of fiscal 2017, and the issuance of $800 million aggregate principal amount of Senior Notes in September 2017.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2017	October 28, 2016	% Change	October 27, 2017	October 28, 2016	% Change
Provision for income taxes	$50	$33	52%	$67	$61	10%

Our effective tax rate for the second quarter of fiscal 2018 was 22.2% compared to an effective tax rate of 23.2% for the second quarter of fiscal 2017. Our effective tax rate for the first six months of fiscal 2018 was 17.7% compared to an effective tax rate of 26.1% for the corresponding period of fiscal 2017. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate decreased for the second quarter and first six months of fiscal 2018 compared to the corresponding periods in the prior year, primarily as a result of differences in discrete impacts related to stock-based compensation and differences in the respective periods’ income before taxes.

As of October 27, 2017, we had $222 million of gross unrecognized tax benefits, of which $157 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $163 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	October 27, 2017	April 28, 2017
Cash, cash equivalents and short-term investments	$5,965	$4,921
Principal amount of debt	$3,019	$2,000
Debt as a percentage of stockholders' equity	109%	72%

The following is a summary of our cash flow activities:

	Six Months Ended
(In millions)	October 27, 2017	October 28, 2016
Net cash provided by operating activities	$564	$386
Net cash provided by (used in) investing activities	(87)	97
Net cash provided by (used in) financing activities	601	(1,225)
Effect of exchange rate changes on cash and cash equivalents	13	(13)
Net increase (decrease) in cash and cash equivalents	$1,091	$(755)

Cash Flows

As of October 27, 2017, our cash, cash equivalents and short-term investments were $6.0 billion, an increase of $1.0 billion from April 28, 2017. The increase was primarily due to $795 million of net proceeds from the issuance of long-term debt, $218 million in proceeds from the issuance of commercial paper notes, net of repayments, and $564 million of cash provided by operating activities, partially offset by $300 million paid for the repurchase of our common stock and $108 million used for the payment of dividends. Working capital increased by $730 million to $2.8 billion as of October 27, 2017 compared to April 28, 2017 primarily due to an increase in cash and cash equivalents that was largely attributable to the issuance of long-term debt in September 2017, partially offset by a decrease in accounts receivable and an increase in the balance of outstanding commercial paper notes.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle:

	Three Months Ended
(In days)	October 27, 2017	April 28, 2017	October 28, 2016
Days sales outstanding (1)	37	45	37
Days inventory outstanding (2)	19	26	17
Days payables outstanding (3)	(66)	(56)	(45)
Cash conversion cycle (4)	(10)	15	9

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on ending accounts receivable and net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the quarters presented above). The decrease in DSO for the second quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017 was due to seasonal patterns of shipping linearity.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of revenues per day for the current quarter. DIO for the second quarter of fiscal 2018 decreased compared to the fourth quarter of fiscal 2017 due to lower levels of purchased components, primarily solid state drives, on hand at the end of the current quarter.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. DPO for the second quarter of fiscal 2018 increased compared to the fourth and second quarters of fiscal 2017, primarily as a result of improved vendor payables management and an extension of payment terms with our suppliers.

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

Cash Flows from Operating Activities

During the first six months of fiscal 2018, we generated cash from operating activities of $564 million, reflecting net income of $311 million, adjusted by non-cash depreciation and amortization of $102 million and stock-based compensation of $87 million, compared to $386 million of cash generated from operating activities during the first six months of fiscal 2017.

Changes in assets and liabilities in the first six months of fiscal 2018 included the following:

•	Accounts receivable decreased $149 million, primarily due to lower seasonal invoicing levels in the second quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017.
•

Deferred revenue and financed unearned services revenue decreased $183 million, primarily due to a decrease in deferred software and hardware maintenance contract revenues reflecting lower contract renewal rates and a decline in ASP on executed contracts.

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

Cash Flows from Investing Activities

During the first six months of fiscal 2018, we generated $48 million from maturities and sales of investments, net of purchases, and paid $65 million for capital expenditures compared to $190 million and $92 million, respectively, during the first six months of fiscal 2017. We also paid $75 million to acquire two privately-held companies in the first six months of fiscal 2018.

Cash Flows from Financing Activities

During the first six months of fiscal 2018, we generated $795 million in cash from the issuance of long-term debt, $218 million in cash from issuances of commercial paper notes, net of repayments, and used $300 million for the repurchase of 7 million shares of our common stock and $108 million for the payment of dividends, compared to $850 million used to repay our short-term loan, $292 million used for the repurchase of common stock and $105 million for the payment of dividends during the first six months of fiscal 2017.

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

Liquidity

Our principal sources of liquidity as of October 27, 2017 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	October 27, 2017	April 28, 2017
Cash and cash equivalents	$3,535	$2,444
Short-term investments	2,430	2,477
Total	$5,965	$4,921

As of October 27, 2017 and April 28, 2017, $5.0 billion and $4.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.0 billion and $0.4 billion, respectively, were available in the U.S. at the end of each period. Most of the amounts held outside the U.S. can be repatriated to the U.S. but, under current law, would be subject to U.S. federal, state income and foreign withholding taxes. If we were to repatriate foreign earnings to fund cash requirements in the U.S., we would incur U.S. federal and state income taxes reduced by the current amount of our U.S. federal and state tax credit carryforwards. However, our intent is to keep these funds indefinitely reinvested outside of the U.S., and our current plans do not contemplate a need to repatriate them to fund our U.S. operations. Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 27, 2017.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 27, 2017 (in millions):

2.00% Senior Notes Due December 2017	$750
2.00% Senior Notes Due September 2019	400
3.375% Senior Notes Due June 2021	500
3.25% Senior Notes Due December 2022	250
3.30% Senior Notes Due September 2024	400
Total	$2,300

On October 4, 2017, we issued a notice to redeem all our 2.00% Senior Notes due December 2017. On November 3, 2017, in the third quarter of fiscal 2018, the notes were extinguished through redemption for cash at an aggregate redemption price of $751 million, plus accrued and unpaid interest.

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 9 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. On July 17, 2017 we amended the Program to increase the maximum amounts available that may be borrowed, repaid and re-borrowed to an aggregate face or principal amount of the notes outstanding of $1.0 billion, as compared to $600 million prior to the amendment. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of October 27, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $719 million, a weighted-average interest rate of 1.43% and maturities ranging from 13 days to 44 days.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement, which was amended on July 17, 2017 provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of October 27, 2017, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2018 to be between $75 million and $125 million.

Dividends and Stock Repurchase Program

On November 15, 2017, we declared a cash dividend of $0.20 per share of common stock, payable on January 24, 2018 to holders of record as of the close of business on January 5, 2018.

Our Board of Directors had authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through October 27, 2017, we repurchased a total of 276 million shares of our common stock at an average price of $33.07 per share, for an aggregate purchase price of $9.1 billion. As of October 27, 2017, the remaining authorized amount for stock repurchases under this program was $0.5 billion, with no termination date, which we plan to complete by May 2018.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of October 27, 2017, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $203 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of October 27, 2017, we had $347 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of October 27, 2017, we had $31 million in construction related obligations and $199 million in other purchase obligations.

Unrecognized Tax Benefits

As of October 27, 2017, our liability for uncertain tax positions was $150 million, including interest, penalties and offsetting indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates ranging from March 31, 2017 to December 31, 2017, unless terminated early by us. Due to the existence of a prohibited form of continuing involvement, these properties did not qualify for sale-leaseback accounting and as a result they have been accounted for as financing transactions under lease accounting standards. Under the financing method, until such time as the related leases are terminated, the assets will remain on our condensed consolidated balance sheets, and proceeds received by us from these transactions are reported as financing obligations. As of October 27, 2017, the balance of the remaining financing obligations, which relate to properties whose leases we expect to terminate in December 2017, was $130 million. At the end of the leaseback period, or when our continuing involvement under the leaseback agreement ends, this transaction will be reported as a non-cash sale and extinguishment of financing obligations, and the difference between the then net book value of the properties and the unamortized balance of the financing obligations will be recognized as a gain.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $66 million and $108 million of receivables during the first six months of fiscal 2018 and fiscal 2017, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of October 27, 2017 and April 28, 2017, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of October 27, 2017, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of October 27, 2017, we had fixed income debt investments of $2.9 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, commercial paper and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of October 27, 2017 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $37 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of October 27, 2017, we have outstanding $2.3 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 9 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of October 27, 2017, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 27, 2017, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 16 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

The continuing global economic uncertainty, political conditions and fiscal challenges in the United States (U.S.) and abroad have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage and networking industries at large, as well as the information technology (IT) market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Consequently, we expect these concerns to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations or a change in how we manage our international operations could adversely affect our ability to continue realizing these tax benefits. Except as required under U.S. tax laws, we do not provide for U.S. federal and state income taxes or foreign withholding taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes, or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings, which could have a material impact on our financial results.

Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation’s Base Erosion and Profit Shifting recommendations and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules and nexus-based tax incentive practices. In addition, the U.S. House and Senate have introduced tax bills which, if enacted, would result in significant changes to current U.S. tax laws. The final outcome of all these tax reform efforts is highly uncertain at this time. As a result, many of these changes, if enacted, could increase our worldwide effective tax rate and harm our financial position and results of operations.

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

As of October 27, 2017, $5.0 billion of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Under current law, repatriation of this cash may trigger significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is lower than projected and is not sufficient to fund our domestic operations and our broader corporate initiatives, such as stock repurchases, dividends, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign-held cash and incur a significant tax charge. In any such case, our business, operating results or financial condition could be adversely impacted.

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

As of October 27, 2017, we had an aggregate of $2.3 billion of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2017, 2019, 2021, 2022 and 2024, and we had an aggregate of $719 million of commercial paper notes outstanding with maturities ranging from 13 to 44 days. We may incur additional indebtedness in the future under existing credit facilities and/or entering into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

We are subject to intellectual property infringement claims that arise in the normal course of business. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights, including claims for alleged patent infringement brought by non-practicing entities. We are involved in active patent litigations brought by non-practicing entities. We believe we have strong arguments that our products do not infringe and/or the asserted patents are invalid, and we intend to vigorously defend against the plaintiffs’ claims. However, there is no guarantee that we will prevail at trial and if a jury were to find that our products infringe, we could be required to pay significant monetary damages, and may cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements.

Third parties may in the future claim infringement by us with respect to current or future products, patents, trademarks or other proprietary rights. We expect that companies in the network storage and data management markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, and any such infringement claims discussed above, could be time consuming, result in costly litigation, cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 27, 2017:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 29, 2017 - August 25, 2017	—	$—	272,571	$644
August 26, 2017 - September 22, 2017	1,043	$40.27	273,614	$602
September 23, 2017 - October 27, 2017	2,437	$44.32	276,051	$494
Total	3,480	$43.11

In May 2003, our Board of Directors approved a stock repurchase program. As of October 27, 2017, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Since inception of the program through October 27, 2017, we repurchased a total of 276 million shares of our common stock for an aggregate purchase price of $9.1 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

4.1	Third Supplemental Indenture, dated September 29, 2017, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	September 29, 2017

4.2	Form of Note for the Company’s 2.000% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1)	8-K	000-27130	4.3	September 29, 2017

4.3	Form of Note for NetApp’s 3.300% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1).	8-K	000-27130	4.4	September 29, 2017

10.1	Underwriting Agreement, dated September 26, 2017, by and among the Company and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC.	8-K	000-27130	1.1	September 29, 2017

10.2	Agreement of Purchase and Sale and Joint Escrow Instructions, effective September 11, 2017, by and between the Company and Google Inc.	—	—	—	—

10.3	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 2, 2017, by and between the Company and Google LLC, successor by conversion to Google Inc.	—	—	—	—

10.4	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 25, 2017, by and between the Company and Google LLC.	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ RONALD J. PASEK
Ronald J. Pasek
Executive Vice President and Chief Financial Officer

Date: November 29, 2017