Form 10-Q
period 2018-01-26
NetApp, Inc.
filed 2018-02-22
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2018

or

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

As of February 14, 2018, there were 267,922,708 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2018 NetApp, Inc. All Rights Reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, and the marks listed at http://www.netapp.com/TM are trademarks of NetApp, Inc. Other company and product names may be trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 26, 2018	April 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,974	$2,444
Short-term investments	2,645	2,477
Accounts receivable	754	731
Inventories	98	163
Other current assets	295	383
Total current assets	6,766	6,198
Property and equipment, net	741	799
Goodwill	1,739	1,684
Other intangible assets, net	106	131
Other non-current assets	435	681
Total assets	$9,787	$9,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$458	$347
Accrued expenses	739	782
Commercial paper notes	632	500
Current portion of long-term debt	—	749
Short-term deferred revenue and financed unearned services revenue	1,719	1,744
Total current liabilities	3,548	4,122
Long-term debt	1,540	744
Other long-term liabilities	973	249
Long-term deferred revenue and financed unearned services revenue	1,550	1,598
Total liabilities	7,611	6,713

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 268 and 269 shares issued and outstanding as of January 26, 2018 and April 28, 2017, respectively	2,707	2,769
Retained earnings (accumulated deficit)	(489)	40
Accumulated other comprehensive loss	(42)	(29)
Total stockholders' equity	2,176	2,780
Total liabilities and stockholders' equity	$9,787	$9,493

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Revenues:
Product	$920	$784	$2,450	$2,154
Software maintenance	237	240	711	723
Hardware maintenance and other services	366	380	1,109	1,161
Net revenues	1,523	1,404	4,270	4,038
Cost of revenues:
Cost of product	468	435	1,238	1,170
Cost of software maintenance	6	7	19	22
Cost of hardware maintenance and other services	108	111	336	369
Total cost of revenues	582	553	1,593	1,561
Gross profit	941	851	2,677	2,477
Operating expenses:
Sales and marketing	423	381	1,268	1,228
Research and development	193	181	580	588
General and administrative	72	64	209	201
Restructuring charges	—	52	—	52
Gain on sale of properties	(218)	(10)	(218)	(10)
Total operating expenses	470	668	1,839	2,059
Income from operations	471	183	838	418
Other income (expense), net	14	—	25	(1)
Income before income taxes	485	183	863	417
Provision for income taxes	991	37	1,058	98
Net income (loss)	$(506)	$146	$(195)	$319
Net income (loss) per share:
Basic	$(1.89)	$0.53	$(0.72)	$1.15
Diluted	$(1.89)	$0.52	$(0.72)	$1.13
Shares used in net income (loss) per share calculations:
Basic	268	274	269	277
Diluted	268	281	269	282
Cash dividends declared per share	$0.20	$0.19	$0.60	$0.57

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

.	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Net income (loss)	$(506)	$146	$(195)	$319
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(3)	3	(14)
Defined benefit obligations:
Defined benefit obligation adjustments	—	25	—	25
Reclassification adjustments related to defined benefit obligations	(1)	—	(2)	1
Income tax effect	—	(10)	1	(10)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(17)	(8)	(15)	(10)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains arising during the period	—	5	—	8
Reclassification adjustments for gains included in net income	—	(5)	—	(6)
Other comprehensive income (loss)	(23)	4	(13)	(6)
Comprehensive income (loss)	$(529)	$150	$(208)	$313

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 26, 2018	January 27, 2017
Cash flows from operating activities:
Net income (loss)	$(195)	$319
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	150	173
Stock-based compensation	125	149
Deferred income taxes	258	73
Gain on sale of properties	(218)	(10)
Other items, net	(8)	(8)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(8)	208
Inventories	65	(27)
Other operating assets	28	16
Accounts payable	115	13
Accrued expenses	58	(121)
Deferred revenue and financed unearned services revenue	(102)	(148)
Long-term taxes payable	723	(16)
Other operating liabilities	(7)	-
Net cash provided by operating activities	984	621
Cash flows from investing activities:
Purchases of investments	(1,262)	(1,383)
Maturities, sales and collections of investments	1,084	1,385
Purchases of property and equipment	(97)	(137)
Proceeds from sale of properties	210	—
Acquisitions of businesses, net of cash acquired	(75)	—
Other investing activities, net	(1)	2
Net cash used in investing activities	(141)	(133)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	157	112
Payments for taxes related to net share settlement of stock awards	(67)	(42)
Repurchase of common stock	(450)	(576)
Proceeds from issuance of commercial paper notes, net	132	392
Issuance of long-term debt, net	795	—
Repayment of short-term loan	—	(850)
Repayment of long-term debt	(750)	—
Dividends paid	(161)	(157)
Other financing activities, net	(6)	(7)
Net cash used in financing activities	(350)	(1,128)
Effect of exchange rate changes on cash and cash equivalents	37	(15)
Net increase (decrease) in cash and cash equivalents	530	(655)
Cash and cash equivalents:
Beginning of period	2,444	2,868
End of period	$2,974	$2,213

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 28, 2017 contained in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 26, 2018 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

There have been no significant changes in our significant accounting policies as of and for the nine months ended January 26, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 28, 2017.

2. Recent Accounting Standards Not Yet Effective

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standards update related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. We will adopt this new standard, as amended, on its effective date in the first quarter of fiscal 2019.

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

We believe that the new standard will impact the following policies and disclosures:

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

3. Statements of Cash Flows Additional Information

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Nine Months Ended
	January 26, 2018	January 27, 2017
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$19	$13
Non-cash extinguishment of sale-leaseback financing obligations	$130	$19
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$51	$90
Interest paid	$45	$43

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

5. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 28, 2017	$1,684
Additions	55
Balance as of January 26, 2018	$1,739

Purchased intangible assets, net are summarized below (in millions):

	January 26, 2018			April 28, 2017
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$164	$(71)	$93	$148	$(44)	$104
Customer contracts/relationships	43	(30)	13	43	(19)	24
Other purchased intangibles	9	(9)	—	9	(6)	3
Total purchased intangible assets	$216	$(110)	$106	$200	$(69)	$131

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statements of
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017	Operations Classification
Developed technology	$10	$8	$27	$21	Cost of revenues
Customer contracts/relationships	3	4	11	11	Operating expenses
Other purchased intangibles	1	1	3	3	Operating expenses
Total	$14	$13	$41	$35

As of January 26, 2018, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2018	$12
2019	47
2020	31
2021	16
Total	$106

6. Balance Sheet Details

Cash and cash equivalents (in millions):

	January 26, 2018	April 28, 2017
Cash	$2,563	$2,275
Cash equivalents	411	169
Cash and cash equivalents	$2,974	$2,444

Inventories (in millions):

	January 26, 2018	April 28, 2017
Purchased components	$22	$28
Finished goods	76	135
Inventories	$98	$163

Property and equipment, net (in millions):

	January 26, 2018	April 28, 2017
Land	$106	$132
Buildings and improvements	576	612
Leasehold improvements	94	93
Computer, production, engineering and other equipment	726	741
Computer software	358	353
Furniture and fixtures	99	90
Construction-in-progress	26	26
	1,985	2,047
Accumulated depreciation and amortization	(1,244)	(1,248)
Property and equipment, net	$741	$799

As of April 28, 2017, we had classified certain land and buildings located in Sunnyvale, California, previously reported as property and equipment as assets held-for-sale and included their book value of $118 million in other current assets in the condensed consolidated balance sheets. On September 8, 2017, we entered into an agreement to sell these properties for a total of $306 million, through two separate and independent closings. On December 7, 2017, the first closing occurred and we consummated the sale of properties with a net book value of $66 million for cash proceeds of $210 million, resulting in a gain, net of direct selling costs, of $142 million.

The remaining properties, consisting of land with a net book value of $52 million, continue to be classified as assets held-for-sale as of January 26, 2018. We will consummate the sale of these properties, and receive cash proceeds of $96 million, upon the occurrence of the second closing, which is expected to occur within the next 12 months. That closing is subject to due diligence, certain termination rights and customary closing conditions, including local governmental approval of the subdivision of a land parcel.

Other non-current assets (in millions):

	January 26, 2018	April 28, 2017
Deferred tax assets	$289	$525
Other assets	146	156
Other non-current assets	$435	$681

Accrued expenses (in millions):

	January 26, 2018	April 28, 2017
Accrued compensation and benefits	$347	$340
Sale-leaseback financing obligations	—	130
Product warranty liabilities	26	33
Other current liabilities	366	279
Accrued expenses	$739	$782

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Balance at beginning of period	$44	$54	$50	$70
Expense accrued during the period	3	4	11	9
Warranty costs incurred	(6)	(8)	(20)	(29)
Balance at end of period	$41	$50	$41	$50

	January 26, 2018	April 28, 2017
Accrued expenses	$26	$33
Other long-term liabilities	15	17
Total warranty liabilities	$41	$50

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

   Other long-term liabilities (in millions):

	January 26, 2018	April 28, 2017
Liability for uncertain tax positions	$303	$148
Income taxes payable	569	—
Product warranty liabilities	15	17
Other liabilities	86	84
Other long-term liabilities	$973	$249

Deferred revenue and financed unearned services revenue (in millions):

	January 26, 2018	April 28, 2017
Deferred product revenue	$113	$124
Deferred services revenue	3,014	2,999
Financed unearned services revenue	142	219
Total	$3,269	$3,342

Reported as:
Short-term	$1,719	$1,744
Long-term	1,550	1,598
Total	$3,269	$3,342

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

7. Other income (expense), net

Other income (expense), net consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Interest income	$20	$10	$55	$31
Interest expense	(17)	(12)	(47)	(39)
Other income, net	11	2	17	7
Total other income (expense), net	$14	$—	$25	$(1)

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

Investments

The following is a summary of our investments (in millions):

	January 26, 2018				April 28, 2017
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,888	$3	$(14)	$1,877	$1,535	$3	$(2)	$1,536
U.S. Treasury and government debt securities	520	—	(4)	516	629	1	(2)	628
Foreign government debt securities	12	—	—	12	21	—	—	21
Commercial paper	544	—	—	544	362	—	—	362
Certificates of deposit	107	—	—	107	99	—	—	99
Mutual funds	33	—	—	33	31	—	—	31
Total debt and equity securities	$3,104	$3	$(18)	$3,089	$2,677	$4	$(4)	$2,677

As of January 26, 2018 and April 28, 2017, gross unrealized losses related to individual securities were not significant.

The following table presents the contractual maturities of our debt investments as of January 26, 2018 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$1,215	$1,215
Due after one year through five years	1,195	1,185
Due after five years through ten years	661	656
	$3,071	$3,056

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 26, 2018
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,563	$2,563	$—
Corporate bonds	1,877	—	1,877
U.S. Treasury and government debt securities	516	260	256
Foreign government debt securities	12	—	12
Commercial paper	544	—	544
Certificates of deposit	107	—	107
Total cash, cash equivalents and short-term investments	$5,619	$2,823	$2,796
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$26	$26	$—
Foreign currency exchange contracts assets (1)	$3	$—	$3
Foreign currency exchange contracts liabilities (3)	$(13)	$—	$(13)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of January 26, 2018 and April 28, 2017, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of January 26, 2018 and April 28, 2017, the fair value of our long-term debt was approximately $1,551 million and $1,520 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

9. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	January 26, 2018		April 28, 2017
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due December 2017	$—	N/A	$750	2.25%
2.00% Senior Notes Due September 2019	400	2.32%	—	N/A
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
3.30% Senior Notes Due September 2024	400	3.42%	—	N/A
Total principal amount	1,550		1,500
Unamortized discount and issuance costs	(10)		(7)
Total senior notes	1,540		1,493
Less: Current portion of long-term debt	—		(749)
Total long-term debt	$1,540		$744

__________________

N/A - Not applicable

Senior Notes

In September 2017, we issued $400 million aggregate principal amount of 2.00% Senior Notes due on September 27, 2019 and $400 million aggregate principal amount of 3.30% Senior Notes due on September 29, 2024, for which we received total proceeds of approximately $795 million, net of discount and issuance costs. On November 3, 2017, we extinguished our 2.00% Senior Notes due December 2017 for an aggregate redemption price of $751 million, plus accrued and unpaid interest.

Interest on our Senior Notes issued in September 2017 is payable semi-annually in March and September. Our 3.375% Senior Notes and 3.25% Senior Notes, with principal amounts of $500 million and $250 million, respectively, were issued in June 2014 and December 2012, respectively. Interest on these Senior Notes is paid semi-annually in June and December. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 26, 2018, we were in compliance with all covenants associated with the Senior Notes.

As of January 26, 2018, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2020	$400
2022	500
Thereafter	650
Total	$1,550

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended on July 17, 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of January 26, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $632 million, a weighted-average interest rate of 1.81% and maturities ranging from 17 days to 46 days. As of April 28, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $500 million, a weighted-average interest rate of 1.26% and maturities ranging from 7 days to 38 days.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended on July 17, 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of January 26, 2018 we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates through December 31, 2017. These properties did not qualify for sale-leaseback accounting and as a result they were accounted for as financing transactions. In December 2017, we terminated the leases and recorded a non-cash sale of properties with a net book value of $54 million, the extinguishment of $130 million in financing obligations, and a gain of $76 million. As of January 26, 2018, there are no balances remaining on our condensed consolidated balance sheets associated with this sale-leaseback arrangement.

10. Stockholders’ Equity

Equity Incentive Awards

As of January 26, 2018, we have certain equity incentive awards (awards) outstanding, which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 28, 2017	4	$35.76
Exercised	(2)	$36.44
Outstanding as of January 26, 2018	2	$33.24	3.35	$49
Exercisable as of January 26, 2018	1	$37.57	2.62	$34

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Nine Months Ended
	January 26, 2018	January 27, 2017
Intrinsic value of exercises	$29	$18
Proceeds received from exercises	$72	$33
Fair value of options vested	$6	$12

Restricted Stock Units

In the nine months ended January 26, 2018, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends the last day of the second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of the PBRSUs were fixed at grant date using a Monte Carlo simulation model and the related aggregate compensation cost of $20 million is being recognized over the shorter of the remaining applicable performance or service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 28, 2017	11	$28.81
Granted	4	$38.96
Vested	(5)	$31.08
Forfeited	(1)	$29.06
Outstanding as of January 26, 2018	9	$32.10

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Nine Months Ended
	January 26, 2018	January 27, 2017
Shares withheld for taxes	2	2
Fair value of shares withheld	$67	$42

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Nine Months Ended
	January 26, 2018	January 27, 2017
Shares issued under the ESPP	4	4
Proceeds from issuance of shares	$85	$80

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Cost of product revenues	$—	$1	$2	$3
Cost of hardware maintenance and other services revenues	3	3	8	10
Sales and marketing	16	20	53	64
Research and development	11	14	38	46
General and administrative	8	8	24	26
Total stock-based compensation expense	$38	$46	$125	$149
Income tax benefit for stock-based compensation	$5	$10	$23	$30

As of January 26, 2018, total unrecognized compensation expense related to our equity awards was $239 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.2 years.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management.

The following table summarizes activity related to this program for the nine months ended January 26, 2018 (in millions, except per share amounts):

Number of shares repurchased	10
Average price per share	$46.37
Aggregate purchase price	$450
Remaining authorization at end of period	$344

The aggregate purchase price of our stock repurchases for the nine months ended January 26, 2018 consisted of $450 million of open market purchases, of which $224 million and $226 million were allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through January 26, 2018, we repurchased a total of 279 million shares of our common stock at an average price of $33.31 per share, for an aggregate purchase price of $9.3 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Nine Months Ended
	January 26, 2018	January 27, 2017
Dividends per share declared	$0.60	$0.57
Dividend payments allocated to additional paid-in capital	$53	$88
Dividend payments allocated to retained earnings (accumulated deficit)	$108	$69

On February 14, 2018, we declared a cash dividend of $0.20 per share of common stock, payable on April 25, 2018 to holders of record as of the close of business on April 6, 2018. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings (Accumulated Deficit)

A reconciliation of retained earnings (accumulated deficit) is as follows (in millions):

Balance as of April 28, 2017	$40
Net loss	(195)
Repurchases of common stock	(226)
Dividends	(108)
Balance as of January 26, 2018	$(489)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of April 28, 2017	$(29)	$—	$—	$(29)
Other comprehensive income, net of tax	3	(1)	(15)	(13)
Balance as of January 26, 2018	$(26)	$(1)	$(15)	$(42)

The amounts reclassified out of accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Statements of Operations Classification
Recognized (gains) losses on defined benefit obligations	$(1)	$—	$(2)	$1	Operating expenses
Realized gains on cash flow hedges	—	(5)	—	(6)	Net revenues
Total reclassifications	$(1)	$(5)	$(2)	$(5)

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 26, 2018 or April 28, 2017. We did not recognize any gains or losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 26, 2018	April 28, 2017
Balance Sheet Contracts
Forward contracts sold	$125	$165
Forward contracts purchased	$531	$257

As of January 26, 2018 and April 28, 2017, there were no instruments designated as cash flow hedges outstanding.

The effect of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income (loss) and in Note 10 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
	Gain (Loss) Recognized into Income		Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$(12)	$2	$(13)	$8

12. Restructuring Charges

Management has previously approved several restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities, including the March 2016 Plan and the November 2016 Plan, under which we reduced our global workforce by approximately 11%, and 6%, respectively. We completed all workforce related activities under these plans as of the end of fiscal 2017. Charges related to our restructuring plans consisted primarily of employee severance-related costs. The remaining balance as of January 26, 2018 principally relates to lease obligations that will be paid over their remaining terms.

Activities related to our restructuring plans are summarized as follows (in millions):

	Nine Months Ended	Nine Months Ended
	January 26, 2018	January 27, 2017
	November 2016 Plan	March 2016 Plan
Balance at beginning of period	$13	$45
Cash payments	(7)	(45)
Balance at end of period	$6	$—

13. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 26, 2018	January 27, 2017
Effective tax rates	122.6%	23.5%

Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory tax rate. The differences in effective tax rates for the nine months ended January 26, 2018 and January 27, 2017 were primarily related to the impacts of recent U.S. tax reform and the sale of certain buildings and land in Sunnyvale, California.

On December 22, 2017, the 2017 Tax Reform Reconciliation Act, originally referred to as the Tax Cuts and Jobs Act (“TCJA”) was enacted into law and is effective for the third quarter of our fiscal 2018. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate, the imposition of a one-time transition tax on deferred foreign earnings, and a shift to a modified territorial tax regime. ASC 740, Income Taxes, requires that the impact on income taxes due to a change in legislation be recognized in the period of enactment. Given the timing and pace of regulatory guidance, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent related adjustments during a measurement period.

As of January 26, 2018, we have not fully completed the accounting for the tax impacts of the TCJA and have recorded provisional tax charges based on reasonable estimates for the transition tax on our total post-1986 foreign earnings and profits (“E&P”), and for the remeasurement of deferred tax assets and liabilities based on the new corporate tax rate. The TCJA also includes provisions for a global minimum tax on intangible low-taxed income (“GMT”) of foreign subsidiaries, a base erosion anti-abuse tax on certain intercompany payments, and beneficial tax treatment for foreign derived intangible income. These provisions will be effective for us beginning in our fiscal 2019. We will continue to refine provisional balances and make adjustments during the measurement period based on the issuance of further regulatory guidance, changes in interpretations, and the collection and analysis of additional information; these adjustments could be material to our financial statements.  The provisional amounts recorded during the current quarter are explained below.

The TJCA decreased the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018.  For fiscal 2018, this decrease results in a blended statutory tax rate of 30.5%. As a result of the tax rate change, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future periods and recorded a $117 million discrete tax expense for the quarter. The final remeasurement impact could vary from the provisional amount if actual future activities impacting deferred tax balances differ from our estimates.

The TCJA imposes a mandatory, one-time transition tax on accumulated foreign E&P not previously subject to U.S. income tax at a rate of 15.5% on earnings to the extent of foreign cash and other liquid assets, and 8% on the remaining earnings. During the quarter, we recorded a $739 million discrete tax expense for the estimated U.S. federal and state income tax impacts of the transition tax.  Our estimates may change with further guidance from U.S. federal and state tax authorities or other regulatory bodies, our fourth quarter activities, and additional analyses that we expect to complete during the measurement period, with respect to various components of the computations. We intend to make the election to pay the one-time transition tax over a period of eight years.

Under the TCJA, the GMT provision taxes foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GMT as a component of tax expense in the period in which a company is subject to the rules (the “period cost method”), or (ii) account for GMT in a company’s measurement of deferred taxes (the “deferred method”). Because of the complexity of the new tax rules, we are continuing to evaluate this provision and the application of ASC 740 and have not yet made an accounting policy election.

As a part of the provisional estimates recorded during the quarter, we considered the impacts of the TCJA and reviewed our projected global cash requirements, and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

During the quarter ended January 26, 2018, we also recorded a $72 million discrete tax expense related to the sale of certain buildings and land in Sunnyvale, California. The expense partially relates to gains triggered by the termination of a fiscal 2016 sale-leaseback arrangement.  The remainder of the expense relates to the sale of buildings and land in the current quarter.

As of January 26, 2018, we had $338 million of gross unrecognized tax benefits, and $303 million has been recorded in other long-term liabilities inclusive of penalties, interest and indirect benefits. Unrecognized tax benefits of $284 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized. As result of the U.S. tax reform, we recorded $113 million of gross unrecognized tax benefits.

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

14. Net Income (Loss) per Share

The following is a calculation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Numerator:
Net income (loss)	$(506)	$146	$(195)	$319
Denominator:
Shares used in basic computation	268	274	269	277
Dilutive impact of employee equity award plans	—	7	—	5
Shares used in diluted computation	268	281	269	282
Net Income (Loss) per Share:
Basic	$(1.89)	$0.53	$(0.72)	$1.15
Diluted	$(1.89)	$0.52	$(0.72)	$1.13

Potential shares from outstanding employee equity awards totaling 15 million and 4 million for the three months ended January 26, 2018 and January 27, 2017, respectively, and 17 million and 8 million for the nine months ended January 26, 2018 and January 27, 2017, respectively, were excluded from the diluted net income (loss) per share calculations as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
United States, Canada and Latin America (Americas)	$823	$767	$2,345	$2,271
Europe, Middle East and Africa (EMEA)	487	460	1,319	1,243
Asia Pacific (APAC)	213	177	606	524
Net revenues	$1,523	$1,404	$4,270	$4,038

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $739 million and $684 million during the three months ended January 26, 2018 and January 27, 2017, respectively, and were $2,115 million and $2,047 million during the nine months ended January 26, 2018 and January 27, 2017, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	January 26, 2018	April 28, 2017
U.S.	$562	$425
International	5,057	4,496
Total	$5,619	$4,921

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 26, 2018	April 28, 2017
U.S.	$548	$593
International	193	206
Total	$741	$799

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Arrow Electronics, Inc.	22%	22%	23%	21%
Tech Data Corporation (previously presented as Avnet, Inc.)	19%	20%	19%	20%

The following customers accounted for 10% or more of accounts receivable:

	January 26, 2018	April 28, 2017
Arrow Electronics, Inc.	11%	15%
Tech Data Corporation (previously presented as Avnet, Inc.)	11%	14%

16. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally. Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $198 million as of January 26, 2018.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of January 26, 2018, we had $387 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 26, 2018 and April 28, 2017, such liability amounted to $11 million and $10 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of January 26, 2018, we had $15 million in construction related obligations and $222 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $62 million and $142 million of receivables during the nine months ended January 26, 2018 and January 27, 2017, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of January 26, 2018 and April 28, 2017, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of January 26, 2018, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights, including claims for alleged patent infringement brought by non-practicing entities. We are currently involved in patent litigations brought by non-practicing entities and other third parties. We believe we have strong arguments that our products do not infringe and/or the asserted patents are invalid, and we intend to vigorously defend against the plaintiffs’ claims. However, there is no guarantee that we will prevail at trial and if a jury were to find that our products infringe, we could be required to pay significant monetary damages, and may cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements.

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of January 26, 2018 related to such matters.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and cash conversion cycle):

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Net revenues	$1,523	$1,404	$4,270	$4,038
Gross profit	$941	$851	$2,677	$2,477
Gross profit margin percentage	62%	61%	63%	61%
Income from operations	$471	$183	$838	$418
Income from operations as a percentage of net revenues	31%	13%	20%	10%
Net income (loss)	$(506)	$146	$(195)	$319
Diluted net income (loss) per share	$(1.89)	$0.52	$(0.72)	$1.13
Operating cash flows	$420	$235	$984	$621

	January 26, 2018	April 28, 2017
Deferred revenue and financed unearned services revenue	$3,269	$3,342
Cash conversion cycle (days)	(11)	15

Stock Repurchase Program and Dividend Activity

During the first nine months of fiscal 2018, we repurchased 10 million shares of our common stock at an average price of $46.37 per share, for an aggregate of $450 million. We also declared cash dividends of an aggregate of $0.60 per share in that period, for which we paid an aggregate of $161 million.

Senior Notes Redemption

On November 3, 2017, we extinguished our 2.00% Senior Notes due December 2017 for an aggregate cash redemption price of $751 million, plus accrued and unpaid interest.

Real Estate Transactions

On September 8, 2017, we entered into an agreement to sell certain land and buildings for a total of $306 million, through two separate and independent closings. On December 7, 2017, the first closing date, we consummated the sale of properties with a net book value of $66 million for cash proceeds of $210 million, resulting in a gain, net of direct selling costs, of $142 million.

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings. The arrangement did not qualify for sale-leaseback accounting and instead was accounted for as a financing transaction. In December 2017, we terminated the leases and recorded a non-cash sale of properties with a net book value of $54 million, the extinguishment of $130 million in financing obligations, and a gain of $76 million.

Tax Reform

On December 22, 2017, the 2017 Tax Reform Reconciliation Act, originally referred to as the Tax Cuts and Jobs Act (TCJA), was enacted into law. This tax reform legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018, among others. Our GAAP net loss in the third quarter and first nine months of fiscal 2018 includes a one-time tax reform-related provisional charge of $856 million.

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

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2017 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report, except with respect to Income Taxes. As a part of the provisional estimates recorded during the quarter in response to the enactment of the TCJA, we considered the impacts of the act, reviewed our projected global cash requirements, and determined that certain historical and future foreign earnings will no longer be indefinitely reinvested, in contrast to our previous policy. Refer to Note 13 – Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional details.

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

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Revenues:
Product	60%	56%	57%	53%
Software maintenance	16	17	17	18
Hardware maintenance and other services	24	27	26	29
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	31	31	29	29
Cost of software maintenance	—	—	—	1
Cost of hardware maintenance and other services	7	8	8	9
Gross profit	62	61	63	61
Operating expenses:
Sales and marketing	28	27	30	30
Research and development	13	13	14	15
General and administrative	5	5	5	5
Restructuring charges	—	4	—	1
Gain on sale of properties	(14)	(1)	(5)	—
Total operating expenses	31	48	43	51
Income from operations	31	13	20	10
Other income (expense), net	1	—	1	—
Income before income taxes	32	13	20	10
Provision for income taxes	65	3	25	2
Net income (loss)	(33)%	10%	(5)%	8%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the third quarter and first nine months of fiscal 2018 were $1,523 million and $4,270 million, respectively, reflecting an increase of $119 million, or 8%, and $232 million, or 6%, respectively, compared to the corresponding periods of the prior year, reflecting higher product revenues, partially offset by lower hardware maintenance and other services revenues.

Gross profit as a percentage of net revenues for the third quarter and the first nine months of fiscal 2018 increased by one percentage point and one and a half percentage points, respectively, compared to the corresponding periods in fiscal 2017, reflecting higher margins on product revenues. Gross profit margins on product revenues increased four and a half percentage points in the third quarter of fiscal 2018 and four percentage points in the first nine months of fiscal 2018 compared to the corresponding periods of fiscal 2017, primarily due to an increase in average selling price (ASP) and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations.

Sales and marketing, research and development, and general and administrative expenses for the third quarter of fiscal 2018 totaled $688 million. This represented 45% of net revenues, consistent with the third quarter of fiscal 2017. In the first nine months of fiscal 2018, sales and marketing, research and development, and general and administrative expenses totaled $2,057 million, or 48% of net revenues, representing a decrease of two percentage points compared to the corresponding period of fiscal 2017, primarily due to higher net revenues in the current year coupled with lower average headcount as a result of our restructuring plans and other cost reduction initiatives.

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Net revenues	$1,523	$1,404	8%	$4,270	$4,038	6%

The increase in net revenues for the third quarter and first nine months of fiscal 2018 compared to the corresponding periods of fiscal 2017 was primarily due to an increase in product revenues of $136 million and $296 million, respectively, partially offset by a decrease in hardware maintenance and other services revenues of $14 million and $52 million, respectively. Product revenues as a percentage of net revenues increased four and a half percentage points in the third quarter of fiscal 2018 and four percentage points in the first nine months of fiscal 2018 compared to the corresponding periods of fiscal 2017.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Arrow Electronics, Inc.	22%	22%	23%	21%
Tech Data Corporation (previously presented as Avnet, Inc.)	19%	20%	19%	20%

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Product revenues	$920	$784	17%	$2,450	$2,154	14%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, original equipment manufacturer (OEM) products and add-on hardware and software.

Product revenues from strategic solutions represented 70% of product revenues in the third quarter and first nine months of fiscal 2018, compared to 65% and 64% in the corresponding periods of the prior year. Product revenues from mature solutions represented 30% of product revenues in the third quarter and first nine months of fiscal 2018, compared to 35% and 36% in the corresponding periods of the prior year.

Total product revenues from strategic solutions totaled $647 million in the third quarter of fiscal 2018 reflecting a 26% increase from $512 million in the third quarter of fiscal 2017. This increase was primarily due to a 5% increase in unit volume of Clustered ONTAP systems and an increase in ASP driven by sales of our All-Flash FAS products. Total product revenue from mature solutions totaled $273 million in the third quarter of fiscal 2018, relatively flat compared to $272 million in the third quarter of fiscal 2017. A decrease in unit volume of 7-mode systems resulting from the movement of customer demand from older products to our newer products was offset by an 11% increase in add-on hardware, storage and related OS revenues. Product revenues from both strategic and mature solutions were favorably impacted by foreign exchange rate fluctuations in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017.

Total product revenues from strategic solutions totaled $1,704 million in the first nine months of fiscal 2018 reflecting a 24% increase from $1,375 million in the first nine months of fiscal 2017. This increase was primarily due to a 7% increase in unit volume of Clustered ONTAP systems and an increase in ASP driven by sales of our All-Flash FAS products. Total product revenue from mature solutions totaled $746 million in the first nine months of fiscal 2018 reflecting a 4% decrease from $779 million in the first nine months of fiscal 2017. This decrease was primarily due to a 69% decrease in unit volume of 7-mode systems, and a 10% decrease in OEM revenues, partially offset by an 11% increase in add-on hardware, storage and related OS revenues.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Software maintenance revenues	$237	$240	(1)%	$711	$723	(2)%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Hardware maintenance and other services revenues	$366	$380	(4)%	$1,109	$1,161	(4)%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were $299 million and $903 million for the third quarter and first nine months of fiscal 2018, respectively, compared to $313 million and $952 million for the corresponding periods of the prior year. The decreases in the current year were primarily due to lower contract renewal rates, and a decline in ASP on executed contracts.

Professional services and educational and training services revenues were $67 million and $206 million for the third quarter and first nine months of fiscal 2018, respectively, compared to $67 million and $209 million for the corresponding periods of the prior year.

Revenues by Geographic Area:

	Three Months Ended		Nine Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
United States, Canada and Latin America (Americas)	54%	55%	55%	56%
Europe, Middle East and Africa (EMEA)	32%	33%	31%	31%
Asia Pacific (APAC)	14%	13%	14%	13%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Our geographic distribution of revenues as a percentage of net revenues was relatively consistent in the third quarter and first nine months of fiscal 2018 compared to the third quarter and first nine months of fiscal 2017.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Cost of product revenues	$468	$435	8%	$1,238	$1,170	6%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2018 to Fiscal 2017	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Materials costs	9	5
Excess and obsolete inventory	(1)	—
Other	—	1
Total change	8	6

Cost of product revenues represented 51% of product revenues for the third quarter and first nine months of fiscal 2018, compared to 55% and 54% for the third quarter and first nine months of fiscal 2017, respectively. Materials costs represented 91% and 90% of product costs for the third quarter and first nine months of fiscal 2018, respectively, compared to 90% and 91% in the third quarter and first nine months of fiscal 2017, respectively.

Materials costs increased $37 million and $57 million in the third quarter and first nine months of fiscal 2018, respectively, compared to the corresponding periods of the prior year, primarily due to higher unit volume of Clustered ONTAP systems.

Average unit materials costs for Clustered ONTAP systems increased slightly in the third quarter and first nine months of fiscal 2018 compared to the corresponding periods of the prior year.

An increase in ASP for strategic systems resulted in higher margins for strategic products in the third quarter and first nine months of fiscal 2018 compared to the third quarter and first nine months of fiscal 2017. Margins in the third quarter of fiscal 2018 were also favorably impacted by fluctuations in foreign exchange rates. Margins for mature products were relatively consistent in the third quarter and first nine months of fiscal 2018 compared to the corresponding periods of the prior year.

Cost of product revenues in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 were favorably impacted by a $5 million decrease in charges for excess and obsolete inventory.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Cost of software maintenance revenues	$6	$7	(14)%	$19	$22	(14)%

Cost of software maintenance revenues was relatively flat in the third quarter and first nine months of fiscal 2018 compared to the corresponding periods of fiscal 2017 and represented 3% of software maintenance revenues for all periods presented.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Cost of hardware maintenance and other services revenues	$108	$111	(3)%	$336	$369	(9)%

Cost of hardware maintenance and other services revenues decreased $3 million, or 3%, for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, and decreased $33 million, or 9%, for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017, primarily due to the favorable impact of cost savings initiatives. Costs represented 30% of hardware maintenance and other services revenues in the third quarter and first nine months of fiscal 2018, compared to 29% and 32% in the third quarter and first nine months of fiscal 2017, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $26 million, or 7% in the third quarter of fiscal 2018 compared to the corresponding period in the prior year primarily due to higher incentive compensation expense, reflecting stronger operating performance against goals, and, to a lesser extent, the unfavorable impact of foreign exchange rate fluctuations.

Total compensation costs included in operating expenses decreased by $6 million, or 1% in the first nine months of fiscal 2018 compared to the corresponding period in the prior year reflecting a decrease of 3% in average headcount, partially offset by higher incentive compensation expense.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Sales and marketing expenses	$423	$381	11%	$1,268	$1,228	3%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2018 to Fiscal 2017	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Compensation costs	4	1
Commissions	6	2
Other	1	—
Total change	11	3

The increase in commissions expense reflects higher performance against sales goals, while the increase in compensation costs reflects a combination of higher average salaries due to merit increases, higher incentive compensation expense, and the unfavorable impact of foreign exchange rate fluctuations.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Research and development expenses	$193	$181	7%	$580	$588	(1)%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2018 to Fiscal 2017	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Compensation costs	6	(1)
Development projects and outside services	4	1
Depreciation	(2)	(1)
Facilities and IT support costs	(1)	(1)
Other	—	1
Total change	7	(1)

The increase in compensation costs for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was attributable to a 3% increase in average headcount and stronger operating performance against goals, which resulted in higher salaries, benefits and incentive compensation expense. Compensation costs for the first nine months of fiscal 2018 decreased slightly compared to the corresponding period of fiscal 2017 due to slightly lower salaries, benefits and stock-based compensation expenses resulting from a 4% decrease in average headcount. Development projects and outside services increased as a result of higher spending on materials and services associated with engineering activities to develop new products and enhance existing products. Depreciation expense decreased primarily due to certain equipment becoming fully depreciated by the end of fiscal 2017, and facilities and IT support costs decreased primarily due to cost containment efforts.

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
General and administrative expenses	$72	$64	13%	$209	$201	4%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2018 to Fiscal 2017	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Compensation costs	1	(5)
Professional and legal fees and outside services	7	5
Facilities and IT support costs	2	3
Other	3	1
Total change	13	4

Compensation costs for the third quarter of fiscal 2018 increased slightly compared to the corresponding period of fiscal 2017 as a result of higher incentive compensation expense, partially offset by a slight decrease in average headcount. Compensation costs for the first nine months of fiscal 2018 were favorably impacted by lower salaries, benefits and stock-based compensation expenses compared to the corresponding period of fiscal 2017 due to an 11% decrease in average headcount, partially offset by higher incentive compensation expense. The increase in professional and legal fees and outside services expense in the third quarter and first nine months of fiscal 2018 was primarily due to higher spending levels on projects and outside services, while the increase in facilities and IT support costs was primarily due to an increase in spending on IT projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Restructuring charges	$—	$52	NM	$—	$52	NM

NM – Not Meaningful

Management has previously approved several restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities, including the March 2016 Plan and the November 2016 Plan, under which we reduced our global workforce by approximately 11% and 6%, respectively. We completed all workforce related activities under these plans as of the end of fiscal 2017. See Note 12 – Restructuring Charges of the Notes to Condensed Consolidated Financial Statements for more details regarding our restructuring plans.

Gain on Sale of Properties (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Gain on sale of properties	$(218)	$(10)	NM	$(218)	$(10)	NM

NM – Not Meaningful

On September 8, 2017, we entered into an agreement to sell certain properties previously classified as assets held-for-sale for a total of $306 million, through two separate and independent closings. On December 7, 2017, the date of the first closing, we consummated the sale of properties with a net book value of $66 million for cash proceeds of $210 million, resulting in a gain, net of direct selling costs, of $142 million.

During the third quarter of fiscal 2018, our continuing involvement with properties subject to a sale-leaseback arrangement entered into in fiscal 2016 ended, and as a result we recorded a non-cash sale of properties, extinguished the associated financing obligation and recognized a gain of $76 million.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Interest income	$20	$10	100%	$55	$31	77%
Interest expense	(17)	(12)	42%	(47)	(39)	21%
Other income, net	11	2	450%	17	7	143%
Total	$14	$—	NM	$25	$(1)	NM

NM - Not Meaningful

Interest income increased in the third quarter and the first nine months of fiscal 2018 compared to the corresponding periods of the prior year, primarily due to a shift in our investment portfolio to higher-yielding investments.

Interest expense increased in the third quarter and the first nine months of fiscal 2018 primarily as a result of our commercial paper program, which began in the third quarter of fiscal 2017, and the September 2017 issuance of $800 million aggregate principal amount of Senior Notes which have a higher weighted average interest rate than the $750 million aggregate principal amount of Senior Notes extinguished in November 2017.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2018	January 27, 2017	% Change	January 26, 2018	January 27, 2017	% Change
Provision for income taxes	$991	$37	2,578%	$1,058	$98	980%

Our effective tax rate for the third quarter of fiscal 2018 was 204.3% compared to an effective tax rate of 20.2% for the third quarter of fiscal 2017. Our effective tax rate for the first nine months of fiscal 2018 was 122.6% compared to an effective tax rate of 23.5% for the corresponding period of fiscal 2017. Our effective tax rates increased for the third quarter and first nine months of fiscal 2018 compared to the corresponding periods in the prior year, primarily as a result of the impact of U.S. tax reform and the sale of certain buildings and land in Sunnyvale, California, which resulted in aggregate discrete tax charges of $856 million and $72 million, respectively. Our fiscal 2017 effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.  See Note 13 – Income Taxes of the Notes to Condensed Consolidated Financial Statements for additional information.

As of January 26, 2018, we had $338 million of gross unrecognized tax benefits. Unrecognized tax benefits of $284 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized, and $303 million has been recorded in other long-term liabilities. As result of the U.S. tax reform, we recorded #113 million of associated gross unrecognized tax benefits.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	January 26, 2018	April 28, 2017
Cash, cash equivalents and short-term investments	$5,619	$4,921
Principal amount of debt	$2,182	$2,000
Debt as a percentage of stockholders' equity	100%	72%

The following is a summary of our cash flow activities:

	Nine Months Ended
(In millions)	January 26, 2018	January 27, 2017
Net cash provided by operating activities	$984	$621
Net cash used in investing activities	(141)	(133)
Net cash used in financing activities	(350)	(1,128)
Effect of exchange rate changes on cash and cash equivalents	37	(15)
Net increase (decrease) in cash and cash equivalents	$530	$(655)

Cash Flows

As of January 26, 2018, our cash, cash equivalents and short-term investments were $5.6 billion, an increase of $0.7 billion from April 28, 2017. The increase was primarily due to $795 million of net proceeds from the issuance of long-term debt, $210 million in proceeds from the sale of properties, $132 million in proceeds from the issuance of commercial paper notes, net of repayments, and $984 million of cash provided by operating activities, partially offset by $750 million paid to redeem our Senior Notes due in December 2017, $450 million paid for the repurchase of our common stock and $161 million used for the payment of dividends. Working capital increased by $1.1 billion to $3.2 billion as of January 26, 2018 compared to April 28, 2017 primarily due to an increase in cash, cash equivalents and short term investments that was primarily attributable to proceeds from the sale of properties, proceeds from the issuance of commercial paper, net of repayment, and net cash provided by operating activities.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle:

	Three Months Ended
(In days)	January 26, 2018	April 28, 2017	January 27, 2017
Days sales outstanding (1)	45	45	39
Days inventory outstanding (2)	15	26	21
Days payables outstanding (3)	(72)	(56)	(42)
Cash conversion cycle (4)	(11)	15	17

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on ending accounts receivable and net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the quarters presented above). The increase in DSO for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was due to differences in the timing of shipments to certain customers.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of revenues per day for the current quarter. DIO for the third quarter of fiscal 2018 decreased compared to the fourth quarter of fiscal 2017 due to lower levels of purchased components, primarily solid state drives, on hand at the end of the current quarter. Additionally, it decreased compared to the third quarter of fiscal 2017 as a result of increased product sales in the third quarter of fiscal 2018.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. DPO for the third quarter of fiscal 2018 increased compared to the fourth and third quarters of fiscal 2017, primarily as a result of improved vendor payables management and an extension of payment terms with our suppliers.

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

Cash Flows from Operating Activities

During the first nine months of fiscal 2018, we generated cash from operating activities of $984 million, reflecting a net loss of $195 million, adjusted by non-cash depreciation and amortization of $150 million, stock-based compensation of $125 million, a deferred income tax provision of $258 million, and a gain on sale of properties of $218 million, compared to $621 million of cash generated from operating activities during the first nine months of fiscal 2017.

Changes in assets and liabilities in the first nine months of fiscal 2018 included the following:

•	Accounts payable increased $115 million, primarily due to improved vendor payables management and an extension of payment terms with our suppliers during fiscal 2018.

•

Deferred revenue and financed unearned services revenue decreased $102 million, primarily due to a decrease in deferred software and hardware maintenance contract revenues reflecting lower contract renewal rates and a decline in ASP on executed contracts.

•

Long-term taxes payable increased $723 million primarily due to a one-time transition tax liability recorded during the third quarter of fiscal 2018 as a result of the impact of U.S. tax reform, which will be paid over a period of eight years.

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

Cash Flows from Investing Activities

During the first nine months of fiscal 2018, we paid $178 million for the purchases of investments, net of maturities and sales, and paid $97 million for capital expenditures, while during the first nine months of fiscal 2017 we generated $2 million from maturities and sales of investments, net of purchases, and paid $137 million for capital expenditures. Additionally, during the first nine months of fiscal 2018, we paid $75 million to acquire two privately-held companies, and received proceeds of $210 million from the sale of properties.

Cash Flows from Financing Activities

During the first nine months of fiscal 2018, we generated $795 million in cash from the issuance of long-term debt, $132 million in cash from issuances of commercial paper notes, net of repayments, and used $450 million for the repurchase of 10 million shares of our common stock, $161 million for the payment of dividends, and $750 million to redeem our Senior Notes due in December 2017. During the first nine months of fiscal 2017, we generated $392 million in cash from issuances of commercial paper notes, net of repayments, and used $850 million to repay our short-term loan, $576 million for the repurchase of common stock, and $157 million for the payment of dividends.

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

Liquidity

Our principal sources of liquidity as of January 26, 2018 consisted of cash, cash equivalents and short-term investments, as well as cash we expect to generate from operations.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	January 26, 2018	April 28, 2017
Cash and cash equivalents	$2,974	$2,444
Short-term investments	2,645	2,477
Total	$5,619	$4,921

As of January 26, 2018 and April 28, 2017, $5.0 billion and $4.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.6 billion and $0.4 billion, respectively, were available in the U.S. at the end of each period. Under the transition tax of the TCJA, we have treated all historical foreign earnings as taxable in the U.S. which resulted in a $739 million discrete tax expense in the current quarter. As a part of the provisional estimates recorded during the quarter, we considered the impacts of the TCJA and reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, and service interest and principal payments on our debt.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 26, 2018.

Our investment portfolio has been and will continue to be exposed to market risk due to trends in the credit and capital markets. We continue to closely monitor current economic and market events to minimize the market risk of our investment portfolio. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. We utilize a variety of planning and financing strategies in an effort to ensure our worldwide cash is available when and where it is needed. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs, capital expenditures, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. We also have an automatic shelf registration statement on file with the Securities and Exchange Commission (SEC). We may in the future offer an additional unspecified amount of debt, equity and other securities.

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 26, 2018 (in millions):

2.00% Senior Notes Due September 2019	$400
3.375% Senior Notes Due June 2021	500
3.25% Senior Notes Due December 2022	250
3.30% Senior Notes Due September 2024	400
Total	$1,550

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 9 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. On July 17, 2017 we amended the Program to increase the maximum amounts available that may be borrowed, repaid and re-borrowed to an aggregate face or principal amount of the notes outstanding of $1.0 billion, as compared to $600 million prior to the amendment. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of January 26, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $632 million, a weighted-average interest rate of 1.81% and maturities ranging from 17 days to 46 days.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement, which was amended on July 17, 2017 provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of January 26, 2018, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2018 to be between $50 million and $100 million.

Dividends and Stock Repurchase Program

On February 14, 2018, we declared a cash dividend of $0.20 per share of common stock, payable on April 25, 2018 to holders of record as of the close of business on April 6, 2018.

Our Board of Directors had authorized the repurchase of up to $9.6 billion of our common stock under our stock repurchase program. Under this program, we can purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 26, 2018, we repurchased a total of 279 million shares of our common stock at an average price of $33.31 per share, for an aggregate purchase price of $9.3 billion. As of January 26, 2018, the remaining authorized amount for stock repurchases under this program was $0.3 billion, with no termination date, which we plan to complete by May 2018.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of January 26, 2018, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $198 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of January 26, 2018, we had $387 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of January 26, 2018, we had $15 million in construction related obligations and $222 million in other purchase obligations.

Unrecognized Tax Benefits

As of January 26, 2018, our liability for uncertain tax positions was $303 million, including interest, penalties and offsetting indirect benefits. Due to the uncertainty of the timing of future cash payments, we cannot make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates through December 31, 2017. These properties did not qualify for sale-leaseback accounting and as a result they were accounted for as financing transactions. In December 2017, we terminated the leases and recorded a non-cash sale of properties with a net book value of $54 million, the extinguishment of $130 million in financing obligations, and a gain of $76 million. As of January 26, 2018, there are no balances remaining on our condensed consolidated balance sheets associated with this sale-leaseback arrangement.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $62 million and $142 million of receivables during the first nine months of fiscal 2018 and fiscal 2017, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of January 26, 2018 and April 28, 2017, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of January 26, 2018, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of January 26, 2018, we had fixed income debt investments of $3.1 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, commercial paper and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of January 26, 2018 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $53 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of January 26, 2018, we have outstanding $1.6 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 9 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 26, 2018, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 26, 2018, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the third quarter of fiscal 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 16 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

The following descriptions of risk factors includes any material changes to, and supersedes the description of risk factors associated with, the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 28, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) (the “2017 Form 10-K”) under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly cause our actual results of operations and financial condition to vary materially from the past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price.

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

Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results as a whole. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition. The recent U.S. tax law changes enacted through the Tax Cuts and Jobs Act are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as the Treasury Department and/or IRS. Changes to interpretations of the law could change the provisional tax expense or accounting treatment of the $739 million expense we have recorded in relation to the transition tax. We have elected to pay the transition tax over a period of eight years. As result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full.

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

As of January 26, 2018, we had $1.6 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2019, 2021, 2022 and 2024, and we had an aggregate of $632 million of commercial paper notes outstanding with maturities ranging from 17 to 46 days. We may incur additional indebtedness in the future under existing credit facilities and/or entering into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

We are subject to intellectual property infringement claims that arise in the normal course of business. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights, including claims for alleged patent infringement brought by non-practicing entities. We are involved in patent litigations brought by non-practicing entities. We believe we have strong arguments that our products do not infringe and/or the asserted patents are invalid, and we intend to vigorously defend against the plaintiffs’ claims. However, there is no guarantee that we will prevail at trial and if a jury were to find that our products infringe, we could be required to pay significant monetary damages, and may cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 26, 2018:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 28, 2017 - November 24, 2017	—	$—	276,051	$494
November 25, 2017 - December 22, 2017	1,482	$57.38	277,533	$409
December 23, 2017 - January 26, 2018	1,045	$62.17	278,578	$344
Total	2,527	$59.36

In May 2003, our Board of Directors approved a stock repurchase program. As of January 26, 2018, our Board of Directors has authorized the repurchase of up to $9.6 billion of our common stock. Since inception of the program through January 26, 2018, we repurchased a total of 279 million shares of our common stock for an aggregate purchase price of $9.3 billion. Under this program, we may purchase shares of our outstanding common stock through open market and privately negotiated transactions at prices deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1	Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 31, 2017, by and between the Company and Google LLC.	—	—	—	—

10.2	Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 2, 2017, by and between the Company and Google LLC.	—	—	—	—

10.3	Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 8, 2017, by and between the Company and Google LLC, successor by conversion to Google Inc.	—	—	—	—

10.4	Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 10, 2017, by and between the Company and Google LLC.	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ RONALD J. PASEK
Ronald J. Pasek
Executive Vice President and Chief Financial Officer

Date: February 22, 2018