Form 10-K
period 2018-04-27
NetApp, Inc.
filed 2018-06-19
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2018

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 27, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,052,133,635 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On June 8, 2018, 263,480,598 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 27, 2018.

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

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	the overall growth, structure and changes in the networked storage hardware market;
•	our ability to expand our total available market and grow our portfolio of products;
•	our ability to introduce new and differentiated products and services without disruption;
•	our ability to successfully execute new business models;
•	general global political, macroeconomic and market conditions;
•	our ability to accurately forecast demand for our products and services, and future financial performance;
•	our ability to successfully manage our backlog;
•	our ability to successfully execute on our Data Fabric strategy to generate profitable growth and stockholder return;
•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;
•	our ability to maintain our customer, partner, supplier and contract manufacturer relationships on favorable terms and conditions;
•	our ability to maintain our gross profit margins;
•	our ability to timely and successfully introduce and increase volumes of new products and services and to forecast demand and pricing for the same;
•	changes in U.S. government spending;

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

PART I

Item 1.  Business

Overview

NetApp, Inc. (NetApp, we, or us) is the data authority for the hybrid cloud. We provide a full range of hybrid cloud data services that simplify management of applications and data across cloud and on-premises environments. Together with our partners, we empower global organizations to unleash the full potential of their data. We were incorporated in 1992 and are headquartered in Sunnyvale, California.

Customer Business and IT Needs

In a world where technology is changing our everyday lives, digital transformation remains top of mind for executives. When successful in their digital transformation, organizations use technology to create new customer touchpoints, reinventing customer experiences and relationships through business-oriented approaches to data. Additionally, organizations are able to create innovative business opportunities, taking advantage of emerging market opportunities by rapidly deploying new technologies, and to optimize operations, adopting an operating model that provides efficiencies and funds new innovation.

In order to successfully digitally transform, data must become the lifeblood of an organization and be used as a business accelerator. Data-driven digital transformations accelerate business outcomes.

Leaders are under enormous pressure to harness today’s volume of data and apply it to create new value across the entire organization, all with limited time, skills, and budget. Building a data-driven organization is challenging. Data is becoming increasingly:

•	Distributed. Generated and consumed from multiple clouds and on-premises, from organic and partner sources
•	Dynamic. Constantly changing and increasingly cloud-streamed from multiple clouds
•	Diverse. Including analytics, artificial intelligence (AI), and machine learning capabilities from multiple clouds and on-premises

Thriving in this environment requires a holistic approach to data insight, access and control that is secure, efficient, and future-proof and provides freedom of choice.

To help our customers and partners manage and share their data across on-premises, and private and public clouds, we are:

•	Focusing on the customer by delivering an exceptional customer experience and becoming their preferred data partner, and
•	Extending our cloud integration and hybrid cloud leadership through the NetApp Data Fabric and expanding our consumption model offerings to match customer needs across cloud and on-premises offerings.

The NetApp Data Fabric

NetApp delivers a Data Fabric built for the data-driven world. Our Data Fabric simplifies and integrates data management across clouds and on-premises to accelerate digital transformation, enabling our customers to manage, secure, and protect their data at the scale needed to accommodate the exponential data growth of the digital world. The Data Fabric delivers integrated data management services and applications for data visibility and insights, data access and control, and data protection and security.

The NetApp Data Fabric gives customers freedom of choice, enabling the movement of data between clouds and on-premises as business conditions dictate. Customers can easily incorporate new capabilities—AI, machine learning, blockchain, Internet of Things —from any cloud provider to speed innovation and achieve higher levels of operational efficiency to shift resources from maintenance to digital transformation. Secure by design, the Data Fabric helps customers realize new business opportunities while minimizing risk.

Built for the challenges and opportunities of the data-driven world, NetApp products and solutions are designed for simplicity and optimized to manage, protect and secure data. Because the Data Fabric is open by design, we can constantly fuel innovation and flexibility.

Our products, solutions, and services portfolio focuses on customers’ top IT imperatives as they undertake digital transformations. NetApp’s unique approach to managing data holistically enables organizations to inspire innovation with the cloud, build clouds to accelerate new services, and modernize IT architecture with cloud-connected flash.

Product, Solutions and Services Portfolio

Cloud Data Services

NetApp believes that the hybrid cloud will be the dominant model for enterprise IT. Customers are attracted by the speed and scale benefits of the public cloud but need new data management capabilities to keep control of data as it moves beyond the walls of the enterprise. The NetApp Data Fabric enables our customers to manage, secure, and protect their data from on-premises to public to hybrid clouds, all at the scale needed to accommodate the exponential data growth of the digital world. The NetApp Cloud Data Services portfolio is focused on helping customers inspire innovation with public and multicloud solutions, enabling modern data management applications and services.

NetApp Cloud Volumes ONTAP

The Cloud Volumes ONTAP storage data management service is based on the familiar and reliable ONTAP data management software, bringing data protection and storage efficiency features to cloud-based storage. Cloud Volumes ONTAP allows customers to build an enterprise storage service on Amazon Web Services (AWS) or Microsoft Azure with the flexibility to pay for only what a customer needs, when it needs it. Whether customers want to move traditional database applications or legacy NAS applications to the cloud, Cloud Volumes ONTAP provides the data access, insights, and control along the way.

NetApp Cloud Sync Data Synchronization

NetApp Cloud Sync Data Synchronization provides secure, fast, and automated data synchronization. Whether organizations need to transfer files between on-premises NFS or CIFS file shares, Amazon S3 object format, another cloud provider object store, or NetApp StorageGRID® Webscale appliances, Cloud Sync Data Synchronization moves the files where they are needed quickly and securely.

NetApp SaaS Backup for Microsoft Office 365

SaaS Backup for Microsoft Office 365 service is a complete software-as-a-service (SaaS) offering that enables organizations to protect Office 365 data in the event of accidental deletion, data corruption, or malicious intent. Using SaaS Backup for Microsoft Office 365, customers can back up, find, and recover email, calendars, contacts, tasks, site collections, sites, lists, and file data.

NetApp Cloud Backup

Cloud Backup is NetApp’s solution for backing up and archiving data to the public or private cloud of the customer’s choice. Based on NetApp AltaVault™ technology, Cloud Backup streamlines backups while reducing cloud storage costs. Supporting backup and archive to AWS, Microsoft Azure Blob Storage, Google Cloud Platform, StorageGRID Webscale, or another cloud, Cloud Backup protects data quickly and securely. Cloud Backup ingests data from the customer’s backup software, deduplicates and compresses the data to save on transmission and cloud storage costs, caches the most recent backups for fast recoveries, and vaults all of the data to the cloud quickly and efficiently.

OnCommand Management Software and Management Integration Tools

The NetApp OnCommand® storage management software portfolio incorporates a broad range of data management tools for NetApp and multivendor storage. These products enable customers to maintain control of their data regardless of where it resides in a hybrid cloud environment, to drive efficiency using software management tools designed to work together, and to gain flexibility.

NetApp OnCommand Insight management software delivers consistent insight across the data center, so organizations can monitor, manage, and optimize hybrid IT multivendor storage, compute, and switching infrastructures.

NetApp Private Storage for Cloud

NetApp Private Storage for Cloud is a family of enterprise storage solutions that lets customers use multiple industry-leading clouds and maintain complete control over their data on dedicated storage systems from NetApp while achieving the flexibility of the cloud for application and compute resources. In this approach, customer data resides on NetApp storage “next to” rather than “in” the cloud provider’s environment. The customer-owned NetApp system is co-located in data centers managed by our partner Equinix, which has data centers located next to major networks and in close proximity to major cloud providers, including AWS, Microsoft Azure, and IBM SoftLayer.

Cloud Infrastructure

NetApp Cloud Infrastructure is a portfolio of offerings that helps customers build cloud-architected data centers to deliver cloud services for innovative applications in either private or service provider models. To accelerate digital transformations, customers are building clouds to accelerate new services and developing innovative, cloud-architected infrastructures that manage data and services as one integrated resource, supporting both public and private clouds.

FlexPod

Backed by one of the most successful alliances in the industry, FlexPod® has become the converged infrastructure of choice for many of the largest enterprises around the globe. FlexPod is a portfolio of pre-validated designs and integration that combine the

Cisco Unified Computing System integrated infrastructure and NetApp storage components to reduce risk and accelerate the deployment of data center infrastructure. Today, customers and partners can choose from more than 100 validated application and infrastructure designs. The portfolio is validated with leading hypervisors, operating systems, systems management tools, and cloud management platforms for major enterprise workloads such as Oracle, SAP, Microsoft, Openstack, and Docker.

NetApp Converged Systems Advisor

NetApp Converged Systems Advisor (CSA) targets key challenges in the data center operations lifecycle. An on-premises agent combines with cloud analytics to validate, monitor, and optimize the deployment of FlexPod infrastructure. This tool simplifies key tasks for administrative support with an automated review of over 100 best practices, component support updates, and resilient design requirements. With continual remote monitoring and notifications, NetApp CSA helps administrators prevent gaps in system supportability and more easily protect their investment in mission-critical data center infrastructure. These capabilities simplify lifecycle management, improve productivity with infrastructure support, and facilitate the management of infrastructure.

NetApp HCI

The NetApp HCI enterprise-scale hyper converged cloud infrastructure is the cornerstone of a private cloud strategy solution capable of transforming and empowering organizations so they can move faster, drive operational efficiency, and reduce costs. It can easily run multiple applications with the predictable performance demanded by enterprise customers. Compute and storage resources scale independently to avoid overprovisioning and can be deployed in minutes with a turnkey cloud infrastructure that eliminates the complex management of traditional three-tier architectures.

NetApp StorageGRID Webscale Object Storage Software

NetApp StorageGRID Webscale is a software-defined object-based storage solution that provides intelligent policy-driven data management. StorageGRID Webscale provides Amazon S3 API compatibility and acts as the foundation for global data availability anytime, anywhere to facilitate nonstop operations. Configurations can be designed for resilience to one or multiple simultaneous failures and even for resilience to entire site losses and regional disasters. StorageGRID Webscale is suitable for single data centers or multi–data center deployments with many sites across the globe.

Storage Systems and Software

Our storage systems and software portfolio enables customers to modernize their IT architectures with cloud-connected flash to free the resources necessary to fund transformation by deploying highly efficient flash storage that scales from the edge to the core to the cloud.

All-Flash Arrays

Flash plays a key role in customers’ digital transformation efforts as they seek to gain advantage through greater speed, responsiveness, and value from key business applications, all while lowering total cost of ownership. All-flash array technology is the de facto choice as customers seek performance and economic benefits from replacing hard disk installations. With a highly differentiated and broad portfolio of all-flash and hybrid array offerings, NetApp is well positioned to enable customers to accomplish this transition.

NetApp All Flash FAS (AFF) systems address enterprise storage requirements with high performance, superior flexibility, and best-in-class data management. Built on ONTAP data management software, AFF systems speed up business without compromising on the efficiency, reliability, or flexibility of IT operations. As an enterprise-grade all-flash array, it accelerates, manages, and protects business-critical data and enables an easy and risk-free transition to flash. Designed specifically for flash, the AFF A-Series all-flash systems deliver industry-leading performance, capacity density, scalability, security, and network connectivity in dense form factors. With the addition of a new entry-level system, the new AFF A-Series family extends enterprise-grade flash to midsize businesses and to fit any budget.

SolidFire® all-flash arrays are architected from the ground up to be the storage foundation of next-generation data centers with scale-out highly available, easy-to-control all-flash storage with guaranteed performance. NetApp SolidFire enables customers to reduce cost and complexity by safely consolidating mission-critical applications onto a single storage platform, increase productivity with deep infrastructure integrations, and dynamically scale storage resources to meet business demands.

NetApp EF-Series all-flash arrays deliver fast, consistent response times to accelerate high-performance databases and data analytics. Designed specifically for mixed-workload environments, including big data analytics, technical computing, video surveillance, and backup and recovery, the EF-Series provides leading price/performance, configuration flexibility, and simplicity in a compact package to help organizations make decisions faster, more actionable, and more secure.

With our all-flash array portfolio, NetApp is enabling customers to modernize IT architecture with cloud-connected flash and free the resources necessary to fund transformation by deploying the industry’s leading flash storage solution, which scales from the edge to the core to the cloud.

Hybrid Flash Arrays

NetApp hybrid flash storage serves customers who want the option to deploy the speed of flash storage where they need it while using more affordable hard disk drives (HDDs) to address capacity requirements. NetApp FAS hybrid flash arrays are created for shared, consolidated environments running SAN and NAS workloads that require rich data management, enterprise-grade capabilities, and easy cloud connection. NetApp E-Series hybrid flash arrays are built for dedicated, high-bandwidth applications such as data analytics, video surveillance, and disk-based backup that need simple, fast, reliable SAN storage.

NetApp ONTAP Storage Operating System

ONTAP 9 is the next generation of the industry’s leading enterprise data management software. It combines new levels of simplicity and flexibility with powerful data management capabilities and storage efficiencies. With ONTAP 9, customers can build a hybrid cloud that is the foundation of a Data Fabric. ONTAP 9 provides flexibility to design and deploy a storage environment across the widest range of architectures—engineered systems, software-defined storage (SDS), and the cloud—spanning flash and disk infrastructures. AFF systems running ONTAP 9 are optimized specifically for flash. ONTAP 9 also enables FAS hybrid storage systems to deliver flash-accelerated performance that is balanced with HDD economies.

NetApp ONTAP Select

NetApp ONTAP Select offers robust enterprise storage services that are deployed on the customer’s choice of commodity hardware. It combines the best of the cloud, in terms of agility and granular capacity scaling, with the flexibility, resilience, and locality of on-premises storage.

NetApp FlexArray Storage Virtualization Software

NetApp FlexArray® virtualization software enables FAS8000 systems to virtualize existing Dell/EMC, HP, Hitachi, and NetApp E-Series arrays, creating a single storage management architecture that overcomes the limitations of existing arrays, expands the capabilities of  customers’ IT infrastructures, and delivers the benefits of software-defined storage.

NetApp SnapCenter Backup Management Software

NetApp SnapCenter® software is a unified, scalable platform for application-consistent data protection and clone management. This software simplifies backup, restore, and clone lifecycle management with application-integrated workflows. Leveraging storage-based data management, SnapCenter enables increased performance and availability and reduced testing and development times.

NetApp SnapMirror Data Replication Software

NetApp SnapMirror® software is a cost-effective, easy-to-use unified replication solution across the Data Fabric, replicating data at high speeds over LAN or WAN. SnapMirror delivers powerful data management capabilities for virtualization, protecting critical data while providing the flexibility to move data between locations and storage tiers, including cloud service providers.

NetApp MetroCluster Business Continuity Software

NetApp MetroCluster™ software is a solution that combines array-based clustering with synchronous replication to deliver continuous availability and zero data loss. MetroCluster enhances the built-in high availability and nondisruptive operations of NetApp hardware and ONTAP storage software, providing an additional layer of protection for the entire storage and host environment.

NetApp SnapLock Data Compliance Software

NetApp SnapLock® software delivers high-performance disk-based data permanence for HDD and solid-state disk (SSD) deployments. Part of our proven NetApp ONTAP storage software, SnapLock helps provide data integrity and retention, enabling electronic records to be both unalterable and rapidly accessible.

SANtricity Storage Operating System

The SANtricity® operating system performs management tasks while the storage remains online, with complete read and write data access. This capability enables storage administrators to make configuration changes, perform maintenance, or expand storage capacity without disrupting I/O to attached hosts. For application environments, including backup and recovery, technical computing, video surveillance, and big data analytics, NetApp E-Series and EF-Series storage arrays with SANtricity software offer industry-leading performance, reliability, and ease of use.

NetApp SolidFire Element Operating System

NetApp SolidFire Element® OS is the storage operating system for the next-generation data center, providing all the features demanded from primary storage, including enterprise-grade reliability, all-flash performance, and secure multitenancy, in an innovative, automated architecture that delivers on-demand scalability, with guaranteed predictable storage performance. With Element OS, SolidFire systems can host a broad range of performance-sensitive and business-critical applications.

Professional and Support Services

NetApp and our ecosystem of partners deliver a full portfolio of professional and technical services that enable customers to gain the end-to-end expertise and insight needed to succeed and accelerate digital transformations. Our services experts help organizations create a Data Fabric strategy, aligned to their business strategy, to drive innovation and deliver improved business results across cloud and on-premises environments. We collaborate with our customers to accelerate digital transformation with the right expertise to envision, deploy, and operate NetApp data management solutions. NetApp Services experts deliver proactive and predictive intelligence for optimizing the way organizations manage their solutions throughout the data lifecycle.

Our professional services team and certified services partners deliver the expertise needed to accelerate transformations and realize greater business value from technology investments. NetApp professionals and partners help to determine the right technology roadmap to meet business requirements, so customers can respond rapidly to changing business demands. Our proven methodologies, validated designs, and best practices are geared to ensure desired outcomes.

Operational Support Services ensure our products operate efficiently and benefit from the most up-to-date software to help customers minimize downtime for systems running business-critical applications. Our services organization also delivers actionable intelligence for managing and optimizing data management solutions with proactive and predictive technology.

Active IQ® builds on NetApp AutoSupport® with powerful machine-learning capabilities, artificial intelligence, and more deployment options. Cloud-based analytics provide predictions and recommendations based on peer comparisons and community learning. Active IQ simplifies and automates operations with predictive, self-healing care.

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

NetApp uses a multichannel distribution strategy. We sell our products and services to end-user business customers and service providers through a direct sales force and an ecosystem of partners. We work with a wide range of partners for our customers, including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2018, sales through our indirect channels represented 79% of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 27, 2018, our worldwide sales and marketing functions consisted of approximately 5,100 managers, sales representatives and technical support personnel. We have field sales offices in approximately 47 countries. Sales to customers Arrow Electronics, Inc. and Tech Data Corporation, which are distributors, each accounted for 17% of our net revenues in fiscal 2018. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations and net sales attributable to our geographic regions is included in Note 16 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements

Seasonality

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

Backlog

We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. Orders are generally placed by customers on an as-needed basis. A substantial portion of our products is sold on the basis of standard purchase orders that are cancelable prior to shipment without penalty. In certain circumstances, purchase orders are subject to change with respect to quantity of product or timing of delivery resulting from changes in customer requirements. Our business is characterized by seasonal and intra-quarter variability in demand, as well as short lead times and product delivery schedules. Accordingly, backlog at any given time might not be a meaningful indicator of future revenue.

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Memphis, Tennessee; San Jose, California; San Antonio, Texas; Guadalajara, Mexico; Schiphol Airport, The Netherlands; Komarom and Tiszaujvaros, Hungary; Wuxi and Tianjin, China; Taoyuan City, Taiwan; and Singapore. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We use multiple vendors and have our products manufactured in a number of locations wherever possible to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, maximizing the exchange of critical information and facilitating implementation of joint quality programs. We use contract manufacturers for the production of major subassemblies and final system configuration. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We are certified to the International Organization for Standardization (ISO) 9001:2008 and ISO 14001:2004 certification standards.

Research and Development

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $783 million, $779 million and $861 million in fiscal 2018, 2017 and 2016, respectively. These costs consist primarily of personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We compete with many companies in the markets we serve, including established public companies, newly public companies with a strong flash focus, and new market entrants addressing the growing opportunity for hyper converged systems. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services.

Technology trends – for example, the emergence of hosted (or cloud) storage, SaaS and flash storage – are driving significant changes in storage architectures and solution requirements. Cloud service providers provide customers storage as an operating expense, rather than storage systems capital expenditures, for the customers’ data centers, which competes with more traditional storage offerings. While the short- and long-term impact of these evolving trends cannot be predicted, NetApp is confident that our customers recognize the value in our cloud and Data Fabric strategy. Our strategy includes integrating and building relationships with these new classes of providers, and to date, we have established relationships with more than 300 cloud service providers and hyperscaler providers, including AWS, Google, IBM SoftLayer and Microsoft Azure.

We compete against Dell Technologies/EMC Corporation, Hewlett Packard Enterprise Company, Hitachi Vantara, and International Business Machines Corporation, as well as Pure Storage, Nutanix, and other smaller players. Our current and potential competitors may establish cooperative relationships among themselves or with third parties, including some of our partners. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share.

We consider innovation, cloud integration, and our technology partnerships key to our competitive differentiation. We believe our competitive advantage also includes the nature of the relationships we form with our customers and partners worldwide. We strive to deliver an outstanding experience in every interaction we have with our customers and partners through our product, service, and support offerings, which enable us to provide our customers with a full range of expertise before, during and after their purchase.

Proprietary Rights

NetApp generally relies on patent, copyright, trademark, trade secret and contract laws to establish and maintain our proprietary rights in our technology and products. While our intellectual property rights are important to our success, we believe that our business is not materially dependent on any particular patent, trademark, copyright, license or other intellectual property right. We have been granted or own by assignment well over a thousand U.S. patents, hundreds of pending U.S. patent applications, and many corresponding patents and patent applications in other countries. Our primary trademarks are NetApp and the NetApp design logo, which are registered trademarks in the U.S. and in many other countries.  In addition, we have numerous trademarks and trademark registrations in the U.S. and other countries covering our various product names.

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

We are voluntarily measuring, monitoring, and publicly reporting our scope 1 and scope 2 greenhouse gas emissions and participate in the CDP, which is a global standardized mechanism by which companies report their greenhouse gas emissions to institutional investors. We promote alternative transportation programs through education and awareness campaigns, and we continuously seek to optimize the energy efficiency of our buildings, labs, and data centers. At both the global and regional/state levels, various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Environmental laws are complex, change frequently, and have tended to become more stringent over time. It is often difficult to estimate the future impact of environmental matters. Based on current information, we believe that our primary risk related to climate change is the risk of increased energy costs. We are not subject to a cap and trade system or any other mitigation measures that could be material to our operations in the near future. Additionally, we have implemented disaster recovery and business resiliency measures to mitigate the physical risks our facilities, business, and supply chain might face as a consequence of severe weather-/climate-related phenomena such as earthquakes, floods, droughts, and other such natural occurrences.

We are also subject to other federal, state, and local regulations regarding workplace safety and protection of the environment. Various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs or subject us to business interruptions. We believe we are substantially compliant with all applicable environmental laws. All of our products meet the requirements of the Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH); Waste Electrical and Electronic Equipment (WEEE); Restriction of Hazardous Substances (RoHS); and China RoHS directives. We have maintained an environmental management system since December 2004. As part of ISO 14001 requirements, we set local environmental performance goals such as reducing energy use per square foot and minimizing waste generated on site, that are aligned with our overall corporate strategy. We also conduct periodic reviews and are subject to third-party audits of our operations, and we monitor environmental legislation and requirements to help make sure we are taking necessary measures to remain in compliance with applicable laws, not only in our operations but also for our products.

Employees

As of April 27, 2018, we had approximately 10,300 employees worldwide. None of our employees are represented by a labor union and we consider relations with our employees to be good. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages as of June 1, 2018, are as follows:

Name	Age	Position
George Kurian	51	Chief Executive Officer and President
Ronald J. Pasek	57	Executive Vice President and Chief Financial Officer
Henri Richard	60	Executive Vice President, Worldwide Field and Customer Operations
Joel D. Reich	59	Executive Vice President and General Manager, NetApp Storage Systems and Software Business Unit
Matthew K. Fawcett	50	Senior Vice President, General Counsel and Secretary

George Kurian was appointed chief executive officer on June 1, 2015 and president on May 20, 2016. He joined our board of directors in June 2015. From September 2013 to May 2015, he was executive vice president of product operations, overseeing all aspects of technology strategy, product and solutions development across our product portfolio. Mr. Kurian joined NetApp in April 2011 as the senior vice president of the storage solutions group and was appointed to senior vice president of the Data ONTAP group in December 2011. Prior to NetApp, from 2002 to 2011, Mr. Kurian held several positions at Cisco Systems, including most recently vice president and general manager of the application networking and switching technology group. From 1999 to 2002, Mr. Kurian was the vice president of product management and strategy at Akamai Technologies. Prior to that, he was a management consultant with McKinsey and Company, and led software engineering and product management teams at Oracle Corporation. Mr. Kurian holds a BS degree in electrical engineering from Princeton University and an MBA degree from Stanford University.

Ronald J. Pasek joined NetApp in April 2016 as executive vice president and chief financial officer, overseeing the finance, customer leasing, workplace resources, internal audit, and IT functions. Mr. Pasek served as senior vice president, finance and chief financial officer of Altera Corporation, a worldwide provider of programmable logic devices, from December 2009 until its acquisition by Intel in December 2015. Mr. Pasek was previously employed by Sun Microsystems, where he most recently served as vice president and corporate treasurer. In his 19 years at Sun Microsystems, he also held a variety of other positions in finance, including vice president of worldwide field finance, worldwide manufacturing, and U.S. field finance. Mr. Pasek is the chairman of the board of directors of Spectra7 Microsystems Inc., a Canadian publicly traded consumer connectivity company. Mr. Pasek holds a BS degree from San Jose State University and an MBA degree from Santa Clara University.

Henri Richard joined NetApp in May 2016 as executive vice president of worldwide field and customer operations, leading NetApp’s global field and customer success operations, which support the company’s ecosystem of channel, alliance, and service partners and perform customer-facing functions. Before joining NetApp, from April 2013 to May 2016, he was senior vice president of worldwide sales and support at SanDisk Corporation. Prior to SanDisk, Mr. Richard served as senior vice president of worldwide sales and marketing at Freescale Semiconductor from September 2007 to April 2013. Mr. Richard brings 30-years of experience serving in global executive roles at companies including Seagate, IBM, WebGain and AMD. He started his career in IT with Informatique Haute Performance in Paris, France, a company he founded. Mr. Richard was a member of the board of directors of Ultratech Inc., a formerly publicly traded advance packaging and laser processing company, until its acquisition by Veeco Instruments, Inc. in May 2017. Mr. Richard holds a bachelor of science degree from the Ecole Nationale de Radiotechnique et d’Electronique Appliquee in Asnieres, France.

Joel D. Reich joined NetApp in 2002 and was appointed executive vice president of product operations in June 2015. He is currently executive vice president and general manager of the NetApp Storage Systems and Software business unit. He is responsible for overseeing the strategy and development of the NetApp product and solutions portfolio. He is responsible for overseeing the strategy, development and manufacturing operations of the NetApp product and solutions portfolio. From April 2011 to June 2015, Mr. Reich served as NetApp’s senior vice president of the Hyperscale Storage Group. Before that time, he served in various NetApp Data ONTAP engineering leadership roles. Before joining NetApp, he was vice president of marketing and product operations for HighGround Systems, Inc. He also held the position of director of product management at Data General Corporation and EMC Corporation and was director of sales and marketing for Conner Peripherals Storage Systems Group. Mr. Reich holds a bachelor’s degree from Lehigh University.

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

The information included elsewhere in this Annual Report on Form 10-K should be considered and understood in the context of the following risk factors, which describe circumstances that may materially harm our future business, operating results or financial condition. The following discussion reflects our current judgment regarding the most significant risks we face. These risks can and will change in the future.

Our business may be harmed by trends in the networked storage hardware market or if we are unable to keep pace with rapid industry, technological and market changes.

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage and data management solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage and data management solutions to address this demand. However, despite continued data growth, the networked storage hardware market experienced a decline in each of the last three calendar years due to a combination of customers delaying purchases in the face of technology transitions, increasing adoption of Cloud environments built on commodity hardware, increased storage efficiency, and changing economic and business environments. While customers are navigating through their IT transformations, which leverage modern architectures and hybrid cloud environments, they are also reducing IT budgets, looking for simpler solutions, and rethinking how they consume IT. This evolution is diverting spending towards transformational projects and architectures like flash, hybrid cloud, IT as a service, converged infrastructure, and software defined storage. Our business may be adversely impacted if we are unable to keep pace with rapid industry, technological or market changes or if our Data Fabric strategy is not accepted in the marketplace. As a result of these and other factors discussed in the report, our revenue may decline as it did in fiscal years 2015, 2016 and 2017, on a year-over year basis. The future impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products, services and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

If we are unable to develop, introduce and gain market acceptance for new products while managing the transition from older products, or if we cannot provide the expected level of quality, service and support for our new products, our business, operating results and financial condition could be harmed.

Our future growth depends upon the successful development and introduction of new hardware and software products and related services. Due to the complexity of storage software, subsystems and appliances and the difficulty in gauging the engineering effort required to produce new products and services, such products and services are subject to significant technical and quality control risks.

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for new products and services, as and when required by the market and our customers, our business, operating results and financial condition could be materially and adversely affected.

New or additional product introductions, including new hardware and software offerings, such as NetApp HCI, Cloud Volumes ONTAP, and new all flash storage products, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to successfully manage the transition from older products and solutions, our ability to forecast the impact of customers’ demand for new products and solutions or the products being replaced, and our ability to manage production capacity to meet the demand for new products. In addition, as new or enhanced products are introduced, we must also avoid excessive levels of older product inventories and related components and ensure that enough supplies of new products can be delivered to meet customers’ demands. Further risks inherent in new product and solutions introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, delays in sales caused by the desire of customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products and solutions. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, service and support to effectively compete for these market opportunities.

Our new consumption based business models may adversely affect our revenues and profitability.

We offer customers a full range of consumption models, including the deployment of our software through our subscription and cloud-based Software as a Service (SaaS), and utility pricing and managed services offerings for our hardware and software systems. These business models continue to evolve, and we may not be able to compete effectively, generate significant revenues or maintain the profitability of our consumption based offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our on-premise hardware and software offerings and could have a dampening impact on overall demand for our on-premise hardware and software product and service offerings, which could reduce our revenues and profitability, at least in the near term. If we do not successfully execute our consumption model strategy or anticipate the needs of our customers, our revenues and profitability could decline.

As customer demand for our consumption model offerings increases, we could experience volatility in our reported revenues and operating results due to differences in the timing of revenue recognition between our traditional hardware and software license arrangements, (for which revenue is generally recognized in full at the time of delivery), relative to our consumption model offerings, (for which revenue is generally recognized ratably over the term of the arrangement). We incur certain expenses associated with the infrastructure and marketing of our consumption model offerings in advance of our ability to recognize the revenues associated with these offerings.

Our sales and distribution structure makes forecasting revenues difficult and, if disrupted, could harm our operating results.

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers directly and through various channels, with a corresponding variety of sales cycles, and we recently reorganized our sales resources to improve the alignment of those resources with customer and market opportunities. The reorganization of our sales resources could result in short or long-term disruption of our sales cycles and harm our operating results. The majority of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners, which now include hyperscalers. This structure significantly complicates our ability to forecast future revenue, especially within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners and strategic business partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area or the failure of our channel or strategic partners to promote our products could harm our operating results. Qualifying and developing new indirect channel partners typically require a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners and strategic partners, if their financial condition, business or customer relationships were to weaken, if they fail to comply with legal or regulatory requirements, or if we were to cease to do business with them for these or other reasons, our business, operating results and financial condition could be harmed.

Increasing competition and industry consolidation could harm our business and operating results.

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and fragmentation. We compete with many companies in the markets we serve, including established public companies, newly public companies with a strong flash focus, and new market entrants addressing the growing opportunity for hyper-converged systems. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services. Technology trends, such as the emergence of hosted or public cloud storage, SaaS and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service providers provide customers storage for their data centers on demand, without requiring a capital expenditure, which meets rapidly evolving business needs and has changed the competitive landscape.

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

Our growth strategy includes developing and maintaining strategic partnerships with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. A number of our strategic partners are industry leaders that offer us expanded access to segments of the storage and data management markets. In particular, strategic partnerships with hyperscalers and cloud service vendors are critical to the success of our cloud-based business. However, there is intense competition for attractive strategic partners, and these relationships may not be exclusive, may not generate significant revenues and may be terminated on short notice. For instance, some of our partners are also partnering with our competitors, which may increase the availability of competing solutions and harm our ability to grow our relationships with those partners. Moreover, some of our partners, particularly large, more diversified technology companies, are also competitors, thereby complicating our relationships. If we are unable to establish new partnerships or maintain existing partnerships, if our strategic partners favor their relationships with other vendors in the storage industry or if our strategic partners increasingly compete with us, we could experience lower than expected revenues, suffer delays in product development, or experience other harm to our business, operating results and financial condition.

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

A significant portion of our net revenues are generated through sales to a limited number of distributors. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus there is no guarantee we will continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

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

A significant portion of our operations is located, and a significant portion of our revenues is derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and our future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In particular, the current trade tensions with China could impact our business and operating results. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. We utilize forward and option contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on certain assets and liabilities. Our hedging strategies may not be successful, and currency exchange rate fluctuations could have a material adverse effect on our operating results and cash flows. In addition, our foreign currency exposure on assets, liabilities and cash flows that we do not hedge could have a material impact on our financial results in periods when the U.S. dollar significantly fluctuates in relation to foreign currencies.

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

Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results as a whole. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition. The recent U.S. tax law changes enacted through the Tax Cuts and Jobs Act are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as the Treasury Department and/or IRS. Changes to interpretations of the law could change the provisional tax expense or accounting treatment of the $732 million expense we have recorded in relation to the transition tax. We have elected to pay the transition tax over a period of eight years. As result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in May 2015, March 2016 and November 2016 we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. In fiscal 2018, we created the Storage Systems and Software, Cloud Data Services, and Cloud Infrastructure business units to enable us to develop the organization and systems to successfully execute a multi-product business. We also reorganized our sales resources to improve the alignment of those resources with customer and market opportunities. We may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including our new business unit structure and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

If our products are defective, or are perceived to be defective as a result of improper use or maintenance, our gross margins, operating results and customer relationships may be harmed.

Our hardware and software products are complex. We have experienced in the past, and expect to experience in the future, quality issues. Such quality issues may be due to, for example, our own designs or processes, the designs or processes of our suppliers, and/or flaws in third party software used in our products. Quality risk is most acute when we are introducing new products. We have also increased the cadence of our product release cycle, which could impact product and service quality. Quality issues have and could again in the future cause customers to experience outages or disruptions in service, data loss or data corruption. If we fail to remedy a product defect, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, loss of revenue, inventory costs or product reengineering expenses and higher ongoing warranty and service costs, and these occurrences could have a material impact on our gross margins, business and operating results. In addition, we exercise little control over how our customers use or maintain our products, and in some cases improper usage or maintenance could impair the performance of our products, which could lead to a perception of a quality issue. Customers and we may experience losses that may result from or are alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages.

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

We store and transmit personal, sensitive and proprietary data related to our products, our employees, customers, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personal information. It is critical to our business strategy that our infrastructure, products and services remain secure and are perceived by customers, clients and partners to be secure. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, human error and technological vulnerabilities. Cybersecurity incidents or other security breaches could result in (1) unauthorized access to, or loss or unauthorized disclosure of, such information; (2) litigation, indemnity obligations, government investigations and other possible liabilities; (3) negative publicity; and (4) disruptions to our internal and external operations. Any of these could damage our reputation and public perception of the security and reliability of our products, as well as harm our business and cause us to incur significant liabilities. In addition, a cybersecurity incident or other security breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs and lost revenues.

Our clients and customers use our platforms for the transmission and storage of sensitive data. We do not review the information or content that our clients and their customers upload and store, and, therefore, we have no direct control over the substance of the information or content stored within our platforms. If our employees, or our clients, partners or their respective customers use our platforms for the transmission or storage of personal or other sensitive information and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities.

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

Many jurisdictions have enacted or are enacting laws requiring companies to notify regulators or individuals of data security incidents involving certain types of personal data. These mandatory disclosures regarding security incidents often lead to widespread negative publicity. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the internet, including through news articles, blogs, chat rooms, and social media sites. Any security incident, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their support contracts or their SaaS subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. In addition, a security incident or loss of personal information could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs and lost revenues. Our business could be subject to stricter obligations and greater fines under the enactment of new data privacy laws, including the European Union General Data Protection Regulation enacted on May 25, 2018.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in emerging areas of technology such as artificial intelligence and machine learning. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. We have periodically reduced our workforce, including an 11% reduction announced in March 2016 and a 6% reduction announced in November 2016, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could be disruptive to our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results.

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

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, in fiscal 2018 we acquired two privately held companies, and in fiscal 2016 we acquired SolidFire, Inc. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could materially harm our operating results and financial condition. As an example, the United States Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with IT vendors, including us and several of our competitors and channel partners, under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. Although the DOJ and GSA currently have no claims pending against us, we could face claims in the future. Violations of certain regulatory and contractual requirements, including with respect to data security, could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our business, operating results and financial condition.

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

As of April 27, 2018, we had $1.6 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2019, 2021, 2022 and 2024, and we had an aggregate of $385 million of commercial paper notes outstanding with maturities ranging from 19 to 32 days. We may incur additional indebtedness in the future under existing credit facilities and/or entering into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

Our success depends significantly upon developing, maintaining and protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions with employees, resellers, strategic partners and customers, to protect our proprietary rights. We currently have multiple U.S. and international patent applications pending and multiple U.S. and international patents issued. The pending applications may not be approved, and our existing and future patents may be challenged. If such challenges are brought, the patents may be invalidated. We may not be able to develop proprietary products or technologies that are patentable, and patents issued to us may not provide us with any competitive advantages and may be challenged by third parties. Further, the patents of others may materially and adversely affect our ability to do business. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive condition. Litigation may be necessary to protect our proprietary technology. Any such litigation may be time-consuming and costly. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the U.S. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar technology, duplicate our products, or design around patents issued to us or other intellectual property rights of ours. In addition, while we train employees in confidentiality practices and include terms in our employee and consultant agreements to protect our intellectual property, there is persistent risk that some individuals will improperly take our intellectual property after terminating their employment or other engagements with us, which could lead to intellectual property leakage to competitors and a loss of our competitive advantages.

We may be found to infringe on intellectual property rights of others.

We compete in markets in which intellectual property infringement claims arise in the normal course of business. Third parties have, from time to time, asserted intellectual property-related claims against us, including claims for alleged patent infringement brought by non-practicing entities. Such claims may be made against our products and services, our customers’ use of our products and services, or a combination of our products and third-party products. We also may be subject to claims and indemnification obligations from customers and resellers with respect to third-party intellectual property rights pursuant to our agreements with them. If we refuse to indemnify or defend such claims, even in situations in which the third party’s allegations are meritless, then customers and resellers may refuse to do business with us.

Patent litigation is particularly common in our industry. We have been, and continue to be, in active patent litigations with non-practicing entities. While we vigorously defend our ability to compete in the marketplace, there is no guarantee that, in patent or other types of intellectual property litigation, we will prevail at trial or be able to settle at a reasonable cost.  If a judge or jury were to find that our products infringe, we could be required to pay significant monetary damages and be subject to an injunction that could cause product shipment delays, require us to redesign our products, affect our ability to supply or service our customer, and/or require us to enter into compulsory royalty or licensing agreements.

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

We rely on software from third parties, and a failure to properly manage our use of third-party software could result in increased costs or loss of revenue.

Many of our products are designed to include software licensed from third parties. Such third-party software includes software licensed from commercial suppliers and software licensed under public open source licenses. We have internal processes to manage our use of such third-party software. However, if we fail to adequately manage our use of third party software, then we may be subject to copyright infringement or other third-party claims. If we are non-compliant with a license for commercial software, then we may be required to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open-source software licensed under certain “copyleft” licenses, the license itself may require, or a court-imposed remedy for non-compliant use of the open source software may require, that proprietary portions of our own software be publicly-disclosed or licensed. This could result in a loss of intellectual property rights, increased costs, damage to our reputation and/or a loss of revenue.

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

We own approximately 0.7 million square feet of facilities at our Sunnyvale, California headquarters. The Sunnyvale site supports research and development, corporate general administration, sales and marketing, global services and operations.

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

We own approximately 0.7 million square feet of facilities in Bangalore, India. The Bangalore site supports research and development, marketing and global services.

We lease other sales offices and research and development facilities throughout the U.S. and internationally. We expect that our existing facilities and those being developed worldwide are suitable and adequate for our requirements over at least the next two years and that additional space will be available as needed.

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see Note 18 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$45.24	$37.43	$26.95	$22.50
Second Quarter	$45.14	$37.55	$36.10	$25.82
Third Quarter	$64.06	$43.24	$39.00	$30.36
Fourth Quarter	$69.75	$52.00	$43.14	$37.48

Holders

As of June 8, 2018 there were 431 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.20 per outstanding common share in each quarter of fiscal 2018 for an aggregate of $214 million, $0.19 per outstanding common share in each quarter of fiscal 2017 for an aggregate of $208 million, and $0.18 per outstanding common share in each quarter of fiscal 2016 for an aggregate of $210 million. In the first quarter of fiscal 2019, the Company declared a cash dividend of $0.40 per share of common stock, payable on July 25, 2018 to shareholders of record as of the close of business on July 6, 2018.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index, the S&P Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index for the five years ended April 27, 2018. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among NetApp, Inc., the S&P 500 Index, the S&P Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index*

 *$100 invested on April 26, 2013 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and each of the indexes.

	April 2013	April 2014	April 2015	April 2016	April 2017	April 2018
NetApp, Inc.	$100.00	$101.92	$107.07	$71.89	$123.99	$213.12
S&P 500 Index	$100.00	$120.27	$139.48	$139.05	$163.96	$187.24
S&P 500 Information Technology Index	$100.00	$125.84	$157.09	$154.56	$209.21	$262.10
S&P 1500 Technology Hardware & Equipment Index	$100.00	$134.47	$175.66	$141.56	$209.67	$244.12

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 27, 2018:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 27, 2018 - February 23, 2018	1,752	$58.13	280,330	$242
February 24, 2018 - March 23, 2018	3,765	$61.52	284,095	$10
March 24, 2018 - April 27, 2018	173	$60.38	284,268	$4,000
Total	5,690	$60.44

In May 2003, our Board of Directors approved a stock repurchase program. As of April 27, 2018, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock, including a $4.0 billion increase approved by our Board of Directors in April 2018. Since inception of the program through April 27, 2018, we repurchased a total of 284 million shares of our common stock for an aggregate purchase price of $9.6 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

	Fiscal Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016	April 24, 2015	April 25, 2014
	(In millions, except per share amounts)
Net revenues	$5,911	$5,519	$5,546	$6,123	$6,325
Gross profit	$3,699	$3,390	$3,373	$3,833	$3,919
Provision for income taxes (1)	$1,090	$156	$116	$153	$103
Net income	$76	$509	$229	$560	$638
Net income per share, basic	$0.28	$1.85	$0.78	$1.77	$1.87
Net income per share, diluted	$0.28	$1.81	$0.77	$1.75	$1.83
Shares used in basic computation	268	275	294	316	340
Shares used in diluted computation	276	281	297	321	348
Cash dividends declared per share	$0.80	$0.76	$0.72	$0.66	$0.60

	April 27, 2018	April 28, 2017	April 29, 2016	April 24, 2015	April 25, 2014
	(In millions)
Cash, cash equivalents and short-term investments	$5,391	$4,921	$5,303	$5,326	$5,003
Working capital	$3,233	$2,076	$2,786	$4,064	$3,776
Total assets	$9,865	$9,493	$10,037	$9,401	$9,214
Total debt	$1,926	$1,993	$2,339	$1,487	$990
Total deferred revenue and financed unearned services revenue	$3,477	$3,342	$3,385	$3,197	$3,100
Total stockholders' equity	$2,067	$2,780	$2,881	$3,414	$3,787

(1)  In fiscal 2018, our provision for income taxes included significant charges attributable to United States tax reform.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our Company

We are the data authority for the hybrid cloud. Digital transformation remains top of mind for executives. In order to successfully digitally transform, data must become the lifeblood of an organization and be used as a business accelerator. Data-driven digital transformations accelerate business outcomes. Together with our partners, we empower global organizations to unleash the full potential of their data to enable new customer touchpoints, create innovative business opportunities and optimize operations.

NetApp delivers a Data Fabric built for the data-driven world. Our Data Fabric simplifies and integrates data management across clouds and on-premises to accelerate digital transformation, enabling our customers to manage, secure and protect their data at the scale needed to accommodate the exponential data growth of the digital world. It delivers integrated data management services and applications for data visibility and insights, data access and control, and data protection and security.

We focus on delivering an exceptional customer experience to become our customers’ preferred data partner. NetApp’s unique approach to managing data holistically enables organizations to inspire innovation with the cloud, build clouds to accelerate new services, and modernize IT architecture with cloud-connected flash.

With NetApp products and solutions, customers can:

•	Continually fuel business growth by delivering data-rich customer experiences through new application deployments that easily use data and services regardless of where they reside or in what form.
•	Accelerate digital transformation by developing a next-generation, cloud-architected infrastructure that manages data and services as one integrated resource supporting both public and private clouds.
•	Free the resources necessary to fund transformation by deploying the industry’s leading flash storage solution, which is highly efficient and scales from the edge to the core to the cloud.

Customers are attracted by the speed and scale benefits of the public cloud but need new data management capabilities to keep control of data as it moves beyond the walls of the enterprise. NetApp believes the hybrid cloud is fast becoming the dominant model for enterprise IT. Whether an organization is targeting an all-cloud, hybrid cloud, or multi-cloud strategy, NetApp Cloud Data Services accelerate the time it takes to deploy or develop an application by making the data requirements seamless to the application layer.

Budget constraints and skill imbalances lead our customers to seek help in integrating, deploying and managing the solutions they need to stay competitive. This drives demand for converged and hyper-converged infrastructure solutions. FlexPod is the converged infrastructure of choice for many of the largest enterprises around the globe. Customers can break free from the limits of first-generation HCI with NetApp HCI and attain guaranteed performance with high levels flexibility, scale, automation, and integration with the Data Fabric.

Flash plays a key role in customers’ digital transformation efforts as they seek to gain advantage through greater speed, responsiveness and value from key business applications - all while lowering total cost of ownership. All-flash array technology is the de facto choice for primary application workloads as customers seek performance and economic benefits from replacing hard disk installations. With a highly differentiated and broad portfolio of all-flash and hybrid array offerings, NetApp is well positioned to enable customers to accomplish this transition.

To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we group our products by “Strategic” and “Mature” solutions. Strategic solutions include Clustered ONTAP, branded E-Series, SolidFire, converged and hyper-converged infrastructure, and optional add-on software products. Mature solutions include 7-mode ONTAP, add-on hardware and related operating system (OS) software and original equipment manufacturers (OEM) products. Both our Mature and Strategic product lines include a mix of disk, hybrid and all flash storage media.

Additionally, we provide a variety of services including software maintenance, hardware maintenance and other services including professional services, global support solutions, and customer education and training to help customers most effectively manage their data. Revenues generated by our Cloud Data Services offerings are included in software maintenance revenues.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics for each of the last three fiscal years (in millions, except per share amounts, percentages and cash conversion cycle):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Net revenues	$5,911	$5,519	$5,546
Gross profit	$3,699	$3,390	$3,373
Gross profit margin percentage	63%	61%	61%
Income from operations	$1,125	$665	$348
Income from operations as a percentage of net revenues	19%	12%	6%
Provision for income taxes	$1,090	$156	$116
Net income	$76	$509	$229
Diluted net income per share	$0.28	$1.81	$0.77
Operating cash flows	$1,478	$986	$974

	April 27, 2018	April 28, 2017
Deferred revenue and financed unearned services revenue	$3,477	$3,342
Cash conversion cycle	(15)	15

•

Net revenues:  Our net revenues increased 7% in fiscal 2018 compared to fiscal 2017. This was primarily due to an increase of 15% in product revenues, partially offset by a 3% decrease in software and hardware maintenance and other services revenues.

•

Gross profit margin percentage:  Our gross profit margin as a percentage of net revenues increased by one percentage point in fiscal 2018 compared to fiscal 2017, reflecting an increase in gross profit margin on product revenues, and, to a lesser extent, an increase in gross profit margin on hardware maintenance and other services revenues.

•

Income from operations as a percentage of net revenues:  Our income from operations as a percentage of net revenues increased in fiscal 2018 compared to fiscal 2017 primarily due to higher product gross margin and lower operating expenses as a result of a gain on sale of certain of our properties.

•

Provision for income taxes: Our provision for income taxes increased significantly in fiscal 2018 compared to fiscal 2017 as a result of significant charges recorded in connection with U.S. tax reform enacted in fiscal 2018.

•

Net income and Diluted income per share:  The 85% decrease in both net income and diluted net income per share in fiscal 2018 compared to fiscal 2017 reflect the factors discussed above. Diluted net income per share was favorably impacted by a 2% decrease in the annual weighted average number of dilutive shares, primarily due to share repurchases.

•	Operating cash flows: Operating cash flows increased by 50% in fiscal 2018 compared to fiscal 2017, reflecting changes in operating assets and liabilities, partially offset by lower net income.
•

Deferred revenue and financed unearned services revenue: Total deferred revenue and financed unearned services revenue increased $135 million, or 4%, as of fiscal 2018 year end compared to fiscal 2017 year end primarily due to increases in the installed base and aggregate contract values under software and hardware maintenance contracts.

•

Cash Conversion Cycle: Our cash conversion cycle was (15) days in the fourth quarter of fiscal 2018, compared to 15 days in the corresponding period of fiscal 2017, reflecting higher Days Payables Outstanding and lower Days Inventory Outstanding, partially offset by higher Days Sales Outstanding.

Stock Repurchase Program and Dividend Activity

During fiscal 2018, we repurchased 15 million shares of our common stock at an average price of $51.57 per share, for an aggregate purchase price of $794 million. We also declared cash dividends of an aggregate of $0.80 per share in fiscal 2018, for which we paid an aggregate of $214 million.

Senior Notes Issuance and Redemption

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

  Tax Reform

   On December 22, 2017, the 2017 Tax Reform Reconciliation Act, originally referred to as the Tax Cuts and Jobs Act (TCJA), was enacted into law. This tax reform legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018, among others. Our net income in fiscal 2018 includes a one-time tax reform-related provisional charge of $858 million.

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

•

As our business and offerings evolve over time, modifications to our pricing and discounting methodologies, changes in the scope and nature of service offerings and/or changes in customer segmentation may result in a lack of consistency required to establish and/or maintain key revenue estimates and assumptions. Additionally, technological changes resulting in variability in product costs and gross margins may require changes to certain estimates and assumptions. Such changes may result in a different allocation of revenue to the deliverables in multiple-element arrangements. These factors, among others, may adversely impact the amount of revenue and gross margin we report in a particular period.

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of our reporting unit may exceed its fair value. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2018, we performed a quantitative test and determined the fair value of our reporting unit substantially exceeded its carrying amount, therefore, found no impairment of goodwill.

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

•

Evaluations of possible goodwill and purchased intangible assets impairment require us to make judgments and assumptions related to the allocation of our balance sheet and income statement amounts and estimate future cash flows and fair market values of our reporting unit and assets.

•

In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill or purchased intangible assets.

Assumptions and estimates about expected future cash flows and the fair values of our reporting unit and purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as the adverse impact of unanticipated changes in macroeconomic conditions and technological changes or new product introductions from competitors. They can also be affected by internal factors such as changes in business strategy or in forecasted product life cycles and roadmaps. Our ongoing consideration of these and other factors could result in future impairment charges or accelerated amortization expense, which could adversely affect our operating results.

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

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2018, which ended on April 27, 2018, and fiscal year 2017, which ended on April 28, 2017, were each 52-week years. Fiscal year 2016, which ended on April 29, 2016, was a 53-week year. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2018	2017	2016
Revenues:
Product	59%	54%	54%
Software maintenance	16	17	17
Hardware maintenance and other services	25	28	29
Net revenues	100	100	100
Cost of revenues:
Cost of product	29	29	28
Cost of software maintenance	—	1	1
Cost of hardware maintenance and other services	8	9	10
Gross profit	63	61	61
Operating expenses:
Sales and marketing	29	30	32
Research and development	13	14	16
General and administrative	5	5	6
Restructuring charges	—	1	2
Acquisition-related expense	—	—	—
Gain on sale of properties	(4)	—	(1)
Total operating expenses	44	49	55
Income from operations	19	12	6
Other income (expense), net	1	—	—
Income before income taxes	20	12	6
Provision for income taxes	18	3	2
Net income	1%	9%	4%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview — Net revenues for fiscal 2018 were $5,911 million, an increase of $392 million, or 7% compared to fiscal 2017, reflecting higher product revenues, partially offset by slightly lower hardware maintenance and other services revenues. Net revenues for fiscal 2017 were $5,519 million, a decrease of $27 million, relatively flat compared to fiscal 2016, reflecting lower hardware maintenance and other services revenues, partially offset by higher product revenues and software maintenance revenues.

Gross profit as a percentage of net revenues for fiscal 2018 increased one percentage point compared to fiscal 2017, reflecting higher margins on product revenues and slightly higher margins on hardware maintenance and other services revenues. Gross profit margins on product revenues in fiscal 2018 increased three and a half percentage points compared to fiscal 2017, primarily due to higher average selling prices (ASPs), and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations. Gross profit as a percentage of net revenues for fiscal 2017 was relatively flat compared to fiscal 2016, reflecting lower margins on product revenues, mostly offset by higher margins on hardware maintenance and other services revenues.

Sales and marketing, research and development, and general and administrative expenses for fiscal 2018 totaled $2,792 million, or 47% of net revenues, representing a decrease of one and a half percentage points compared to fiscal 2017, primarily due to higher net revenues in the current year, coupled with relatively consistent average headcount in both fiscal years. Sales and marketing, research and development, and general and administrative expenses for fiscal 2017 totaled $2,683 million, or 49% of net revenues, representing a decrease of 5 percentage points compared to fiscal 2016, primarily due to a lower average headcount as a result of our restructuring plans as well as other cost reduction initiatives, partially offset by additional operating expenses related to our acquisition of SolidFire, Inc. (SolidFire).

Net Revenues (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Net revenues	$5,911	$5,519	7%	$5,546	—%

The increase in net revenues for fiscal 2018 compared to fiscal 2017 was primarily due to an increase of $455 million in product revenues, partially offset by a decrease of $56 million in hardware maintenance and other services revenues, while software maintenance revenues were relatively flat. Product revenues as a percent of net revenues increased four percentage points in fiscal 2018 compared to fiscal 2017.

The decrease in net revenues for fiscal 2017 compared to fiscal 2016 was primarily due to a decrease of $63 million in hardware maintenance and other services revenues, partially offset by an increase of $20 million in product revenues and an increase of $16 million in software maintenance revenues. Product revenues as a percent of net revenues increased one percentage point in fiscal 2017 compared to fiscal 2016.

Sales through our indirect channels represented 79%, 78% and 77% of net revenues in fiscal 2018, 2017 and 2016, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Fiscal Year
	2018	2017	2016
Arrow Electronics, Inc.	23%	22%	22%
Tech Data Corporation (previously presented as Avnet, Inc.)	19%	20%	19%

Product Revenues (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Product revenues	$3,461	$3,006	15%	$2,986	1%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, original equipment manufacturer (OEM) products and add-on hardware and software.

Product revenues from strategic solutions represented 71% of product revenues in fiscal 2018, compared to 66% in fiscal 2017. Product revenues from mature solutions represented 29% of product revenues in fiscal 2018, compared to 34% in fiscal 2017.

Total product revenues from strategic solutions totaled $2,449 million in fiscal 2018, reflecting a 24% increase from $1,971 million in fiscal 2017. This increase was primarily due to a 4% increase in unit volume of Clustered ONTAP systems and an increase in ASP driven by sales of our All-Flash FAS products. Total product revenue from mature solutions totaled $1,012 million in fiscal 2018, reflecting a 2% decrease from $1,035 million in fiscal 2017, primarily due to a 73% decrease in unit volume of 7-mode systems and a 13% decrease in OEM revenues, partially offset by a 13% increase in add-on hardware, storage and related OS revenues. These fluctuations reflect our planned transition of our product offerings and the adoption by our customers of our newer all-flash and hybrid-cloud compatible products.

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

Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Software maintenance revenues	$958	$965	(1)%	$949	2%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Hardware maintenance and other services revenues	$1,492	$1,548	(4)%	$1,611	(4)%

Hardware maintenance and other services revenues include hardware maintenance, professional services and educational and training services revenues.

Hardware maintenance contract revenues were $1,213 million, $1,265 million and $1,316 million in fiscal 2018, 2017 and 2016, respectively, reflecting a year over year decrease of 4% in each of fiscal 2018 and fiscal 2017. These decreases were primarily attributable to a decline in ASP on contracts executed during those years. Lower contract renewal rates also contributed to the decrease in fiscal 2018.

Professional services and educational and training services revenues were $279 million, $283 million and $295 million in fiscal 2018, 2017 and 2016, respectively.

Revenues by Geographic Area:

	Fiscal Year
	2018	2017	2016
United States, Canada and Latin America (Americas)	54%	56%	55%
Europe, Middle East and Africa (EMEA)	32%	31%	32%
Asia Pacific (APAC)	14%	13%	13%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. During fiscal 2018 revenues increased in all geographic areas, with the largest percentage increases seen in EMEA and APAC. The increases in these geographic areas reflect higher product revenues and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations. Revenues in fiscal 2017 were relatively flat compared to fiscal 2016 across all geographical areas. During fiscal 2016, we experienced declining revenues in all geographic areas, with the largest percentage decline in the Americas U.S. public sector market.

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

Cost of Product Revenues (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Cost of product revenues	$1,738	$1,614	8%	$1,558	4%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Fiscal 2018 to Fiscal 2017	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Materials costs	7	9
Warranty	—	(1)
Amortization of purchased intangible assets	—	(2)
Other	1	(2)
Total change	8	4

Cost of product revenues represented 50%, 54% and 52% of product revenues for fiscal 2018, 2017 and 2016, respectively. Materials cost represented 91%, 91% and 85% of product costs for fiscal 2018, 2017 and 2016, respectively.

Materials costs increased $107 million in fiscal 2018 compared to fiscal 2017, reflecting a 14% increase in materials costs related to strategic products, primarily due to higher unit volume of Clustered ONTAP systems.

An increase in ASP for strategic systems resulted in higher margins for strategic products in fiscal 2018 compared to the prior year. Margins in fiscal 2018 also benefitted from the favorable impact of foreign exchange rate fluctuations. Margins for mature products were relatively consistent in fiscal 2018 compared to the prior year.

Materials costs increased $143 million in fiscal 2017 compared to fiscal 2016, reflecting a 32% increase in materials costs related to strategic products, primarily due to higher unit volume of Clustered ONTAP systems.

A decrease in ASP for strategic systems combined with the increase in unit materials costs resulted in lower gross margins for strategic products in fiscal 2017 compared to the prior year. Average unit materials costs for mature products were relatively flat compared to the prior year, which when combined with a decrease in ASP resulted in lower gross margins for mature products.

Cost of product revenues in fiscal 2017 compared to fiscal 2016 were also favorably impacted by an $18 million decrease in warranty expense, reflecting our product quality and cost reduction efforts, and a decrease of $31 million in the amortization of intangibles due to the impact of certain acquired developed technologies being fully amortized by the end of fiscal 2016, partially offset by amortization related to the SolidFire acquisition.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Cost of software maintenance revenues	$25	$28	(11)%	$37	(24)%

Cost of software maintenance revenues decreased in fiscal 2018 compared to fiscal 2017, and in fiscal 2017 compared to fiscal 2016. Cost of software maintenance revenues represented 3%, 3% and 4% of software maintenance revenues for fiscal 2018, 2017 and 2016, respectively.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Cost of hardware maintenance and other services revenues	$449	$487	(8)%	$578	(16)%

Cost of hardware maintenance and other services revenues decreased $38 million, or 8%, in fiscal 2018 compared to fiscal 2017 and decreased $91 million, or 16%, in fiscal 2017 compared to fiscal 2016. Costs represented 30%, 31% and 36% of hardware maintenance and other services revenues for fiscal 2018, 2017 and 2016, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased $21 million, or 1% during fiscal 2018 compared to fiscal 2017, primarily due to higher incentive compensation expense, reflecting stronger operating performance against goals, and higher salary expense, reflecting merit increases and the unfavorable impact of foreign exchange rate fluctuations. These increases were partially offset by lower stock-based compensation expense. Average headcount was relatively consistent in both fiscal years.

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

Sales and Marketing (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Sales and marketing expenses	$1,729	$1,633	6%	$1,792	(9)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Fiscal 2018 to Fiscal 2017	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Compensation costs	1	(4)
Commissions	4	—
Facilities and IT support costs	—	(3)
Other	1	(2)
Total change	6	(9)

The increase in compensation costs in fiscal 2018 reflects higher average salaries due to merit increases and the unfavorable impact of foreign exchange rate fluctuations, partially offset by a slight reduction in average headcount. The increase in commissions expense is due to higher performance against sales goals.

The decrease in compensation costs during fiscal 2017 reflects a 10% decrease in average headcount from the prior year. Facilities and IT support costs decreased during fiscal 2017 primarily due to cost containment efforts.

Research and Development (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Research and development expenses	$783	$779	1%	$861	(10)%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Fiscal 2018 to Fiscal 2017	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Compensation costs	1	(7)
Development projects and outside services	1	—
Depreciation	(1)	(1)
Facilities and IT support costs	(1)	(1)
Other	1	(1)
Total change	1	(10)

The increase in compensation costs for fiscal 2018 reflects higher incentive compensation expense, partially offset by lower stock-based compensation expense. Development projects and outside services expense increased as a result of higher spending on materials and services associated with engineering activities to develop new products and enhance existing products.

Depreciation expense was favorably impacted in each of fiscal 2018 and fiscal 2017 by certain equipment becoming fully depreciated, and facilities and IT support costs decreased primarily due to cost containment efforts.

Compensation costs for fiscal 2017 were favorably impacted by lower salary and stock-based compensation expenses due to a decrease of 18% in average headcount, but were unfavorably impacted by higher incentive compensation expense.

General and Administrative (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
General and administrative expenses	$280	$271	3%	$307	(12)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Fiscal 2018 to Fiscal 2017	Fiscal 2017 to Fiscal 2016
	Percentage Change Points	Percentage Change Points
Compensation costs	(4)	(4)
Professional and legal fees and outside services	6	(8)
Facilities and IT support costs	2	2
Other	(1)	(2)
Total change	3	(12)

The decrease in compensation costs for fiscal 2018 reflects lower salary, benefits and stock-based compensation expenses due to an 8% decrease in average headcount, partially offset by higher incentive compensation expense. The increase in professional and legal fees and outside services expense in fiscal 2018 was primarily due to higher spending levels on projects and outside services, while the increase in facilities and IT support costs was primarily due to an increase in spending on IT projects.

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

 Restructuring Charges (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Restructuring charges	$—	$52	(100)%	$108	(52)%

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

Acquisition-related Expense (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Acquisition-related expense	$—	$—	NM	$8	(100)%

NM - Not Meaningful

During fiscal 2016, we incurred $8 million of acquisition costs, primarily related to legal and consulting fees, employee severance costs, and asset impairments associated with our acquisition of SolidFire.

Gain on Sale of Properties (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Gain on sale of properties	$(218)	$(10)	NM	$(51)	(80)%

NM - Not Meaningful

On September 8, 2017, we entered into an agreement to sell certain properties previously classified as assets held-for-sale for a total of $306 million, through two separate and independent closings. On December 7, 2017, the date of the first closing, we consummated the sale of properties with a net book value of $66 million, for cash proceeds of $210 million, resulting in a gain, net of direct selling costs, of $142 million.

During fiscal 2018, our continuing involvement with properties subject to a sale-leaseback arrangement entered into in fiscal 2016 ended, and as a result we recorded a non-cash sale of properties, extinguished the associated financing obligation and recognized a gain of $76 million.

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

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Fiscal Year
	2018	2017	% Change	2016	% Change
Interest income	$79	$44	80%	$46	(4)%
Interest expense	(62)	(52)	19%	(49)	6%
Other income, net	24	8	200%	—	NM
Total	$41	$—	NM	$(3)	(100)%

NM - Not Meaningful

Interest income increased during fiscal 2018 compared to fiscal 2017, primarily due to a shift in our investment portfolio to higher-yielding investments. Interest income decreased slightly during fiscal 2017 compared to fiscal 2016, primarily due to a decrease in the size of our investment portfolio.

Interest expense increased in fiscal years 2018 and 2017 primarily as a result of our commercial paper program, which began in the third quarter of fiscal 2017, and the September 2017 issuance of $800 million aggregate principal amount of Senior Notes which have a higher weighted average interest rate than the $750 million aggregate principal amount of Senior Notes extinguished in November 2017.

Other income, net increased during fiscal 2018 compared to fiscal 2017 primarily due to higher net foreign exchange gains.

Provision for Income Taxes (in millions, except percentages):

	Fiscal Year
	2018	2017	% Change	2016	% Change
Provision for income taxes	$1,090	$156	599%	$116	34%

Our effective tax rate for fiscal 2018 was 93.5% compared to an effective tax rate of 23.5% for fiscal 2017, and an effective tax rate of 33.6% for fiscal 2016. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for fiscal 2018 was substantially higher compared to the prior years primarily due to the provisional effects of the TCJA enacted on December 22, 2017.

Key components of the effective tax rate of 93.5% in fiscal 2018 included a one-time transition tax charge on accumulated foreign earnings of approximately $732 million, or 62.8 percentage points, a charge of $126 million, or 10.8 percentage points, related to the remeasurement of deferred tax assets and liabilities due to tax rate changes, offset by a benefit of $108 million, or 9.3 percentage points, from foreign profits taxed at effective tax rates lower than our blended U.S. federal statutory rate of 30.5%, and a tax benefit of $23 million, or 2.0 percentage points, attributable to stock-based compensation.

Key components of the effective tax rate of 23.5% in fiscal 2017 included a benefit of $100 million, or 15.0 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%, and a tax charge of $16 million, or 2.4 percentage points, attributable to stock-based compensation.

Key components of the effective tax rate of 33.6% in fiscal 2016 included a benefit of $81 million, or 23.5 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%, a charge of $64 million, or 18.6 percentage points, related to the integration of SolidFire intellectual property into our tax structure, a tax charge of $20 million, or 5.8 percentage points, in connection with the settlement of income tax audits, and a benefit of $14 million, or 4.1 percentage points, related to research and development credits.

On December 22, 2017, the TCJA was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate, the imposition of a one-time transition tax on deferred foreign earnings, and a shift to a modified territorial tax regime. Given the timing and pace of regulatory guidance, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent related adjustments during a measurement period.

As of April 27, 2018, we have not fully completed the accounting for the tax impacts of the TCJA and, in connection with SAB 118, have recorded provisional tax charges based on reasonable estimates for the remeasurement of deferred tax assets and liabilities based on the new corporate rate and for the transition tax on our total post-1986 foreign earnings and profits (E&P). The TCJA also includes provisions for a global minimum tax on intangible low-taxed income (GMT) of foreign subsidiaries, a base erosion anti-abuse tax on certain intercompany payments, and beneficial tax treatment for foreign derived intangible income. These provisions will be effective for us beginning in our fiscal 2019. We will continue to refine provisional balances and make adjustments during the measurement period based on the issuance of further regulatory guidance, changes in interpretations, and the collection and analysis of additional information; these adjustments could be material to our financial statements. The provisional amounts recorded during the current year are explained below.

The TJCA decreased the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. For fiscal 2018, this decrease results in a blended statutory tax rate of 30.5%. As a result of the tax rate change, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods. We recorded a $126 million tax expense for fiscal 2018 related to all tax rate changes. The final remeasurement impact could vary from the provisional amount if actual future activities impacting deferred tax balances differ from our estimates.

The TCJA imposes a mandatory, one-time transition tax on accumulated foreign E&P not previously subject to U.S. income tax at a rate of 15.5% on earnings to the extent of foreign cash and other liquid assets, and 8% on the remaining earnings. For fiscal 2018, we recorded $732 million of tax expense for the estimated U.S. federal and state income tax impacts of the transition tax. Our estimates may change with further guidance from U.S. federal and state tax authorities or other regulatory bodies and additional analyses that we expect to complete during the measurement period with respect to various components of the computations. We intend to make the election to pay the one-time transition tax over a period of eight years.

Under the TCJA, the GMT provision taxes foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GMT as a component of tax expense in the period in which a company is subject to the rules (the period cost method), or (ii) account for GMT in a company’s measurement of deferred taxes (the deferred method). Because of the complexity of the new tax rules, we are continuing to evaluate this provision and the application of ASC 740 and have not yet made an accounting policy election.

During fiscal 2017, we adopted a new accounting standard that simplifies stock-based compensation income tax accounting and presentation within the financial statements and recorded a charge of $18 million following the post-adoption rules which require that all excess tax benefits and deficiencies from stock-based compensation be recognized as a component of income tax expense.

We are currently undergoing various income tax audits in the U.S. and several foreign tax jurisdictions. Transfer pricing calculations are key issues under these audits and are often subject to dispute and appeals.

In October 2015, the Internal Revenue Service (IRS) completed the examination of our fiscal 2008 to 2010 income tax returns and made certain agreed-to transfer pricing adjustments. During fiscal 2016, we recorded charges totaling $23 million attributable to the audit settlements and the related re-measurement of uncertain tax positions for tax years subject to future audits. The IRS commenced the examination of our federal tax returns for our fiscal years 2012 and 2013 in August 2016. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal 2001, in that we have carryforward attributes from these years that could be subject to adjustment in the tax years of utilization.

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for such withholding tax and filed an appeal with the Danish Tax Tribunal to that effect. In December 2011, the Danish Tax Tribunal issued a ruling in favor of NetApp. The Danish tax examination agency appealed this decision at the Danish High Court (DHC) in March 2012. In February 2016, the DHC requested a preliminary ruling from the Court of Justice of the European Union (CJEU). Parties were heard before the court in October 2017. During March 2018, the Advocate General issued an opinion which was largely in favor of NetApp, however, the CJEU is not bound by the opinion of the Advocate General. It is expected that the preliminary ruling will be issued during our fiscal year 2019. Once a ruling has been issued by the CJEU, it will be reviewed and may be subjected to additional briefing by the DHC. Once complete, the DHC will then issue its final decision.  We expect this decision to be complete sometime during our fiscal year 2019 or 2020.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We engage in continuous discussion and negotiation with taxing authorities regarding tax matters in multiple jurisdictions. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude, certain statutes of limitations will lapse, or both. As a result of uncertainties regarding tax audits and their possible outcomes, an estimate of the range of possible impacts to unrecognized tax benefits in the next twelve months cannot be made at this time.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	April 27, 2018	April 28, 2017
Cash, cash equivalents and short-term investments	$5,391	$4,921
Principal amount of debt	$1,935	$2,000
Debt as a percentage of stockholders' equity	94%	72%

The following is a summary of our cash flow activities:

	Fiscal Year
(In millions)	2018	2017
Net cash provided by operating activities	$1,478	$986
Net cash used in investing activities	(21)	(220)
Net cash used in financing activities	(986)	(1,179)
Effect of exchange rate changes on cash and cash equivalents	26	(11)
Net increase (decrease) in cash and cash equivalents	$497	$(424)

As of April 27, 2018, our cash, cash equivalents and short-term investments totaled $5.4 billion, reflecting an increase of $0.5 billion from April 28, 2017. The increase was primarily due to $1.5 billion of cash provided by operating activities, $795 million of net proceeds from the issuance of long-term debt, and $210 million in proceeds from the sale of properties, partially offset by $750 million paid to redeem our Senior Notes due in December 2017, $794 million in cash paid for the repurchase of our common stock, $214 million in cash used for the payment of dividends, $145 million in purchases of property of equipment, and $115 million used for the net repayment of commercial paper notes. Working capital increased by $1.2 billion to $3.2 billion as of April 27, 2018 primarily due to an increase in cash and cash equivalents, as discussed above, and the fiscal 2018 redemption of our Senior Notes due December 2017 using net proceeds from the issuance of long-term debt.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle for the fourth quarter of each of the past three fiscal years:

	Three Months Ended
(In days)	April 27, 2018	April 28, 2017	April 29, 2016
Days sales outstanding (1)	56	45	54
Days inventory outstanding (2)	19	26	16
Days payables outstanding (3)	(90)	(56)	(41)
Cash conversion cycle (4)	(15)	15	28

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on ending accounts receivable and net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the fourth quarters presented above). The increase in DSO in the fourth quarter of fiscal 2018 compared to the corresponding period of fiscal 2017 was due to less favorable shipping linearity in the current quarter, while the decrease in the fourth quarter of fiscal 2017 compared to the corresponding period of fiscal 2016 was due to more favorable shipping linearity in the fiscal 2017 period.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of revenues per day for the current quarter. The decrease in DIO in the fourth quarter of fiscal 2018 compared to the corresponding period of fiscal 2017 was primarily due to strong product sales towards the end of current quarter. Compared to the corresponding period in fiscal 2016, the increase in DIO in the fourth quarter of fiscal 2017 was due primarily to the timing of inventory purchases, and to a lesser extent, the higher cost of flash compared to disk storage.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. The year over year increases in DPO in each of the fourth quarters of fiscal 2018 and fiscal 2017 were primarily the result of improved vendor payables management and extensions of payment terms with our suppliers.

(4)

The cash conversion cycle is the sum of DSO and DIO less DPO. Items which may cause the cash conversion cycle in a particular period to differ include, but are not limited to, changes in business mix, changes in payment terms (including extended payment terms from suppliers), shipment linearity, seasonal trends and the timing of revenue recognition and inventory purchases within the period.

Cash Flows from Operating Activities

During fiscal 2018, we generated cash from operating activities of $1.5 billion, reflecting net income of $76 million, adjusted by non-cash depreciation and amortization of $198 million, stock-based compensation of $161 million, a deferred income tax provision of $277 million, and a gain on sale of properties of $218 million.

Changes in assets and liabilities during fiscal 2018 included the following:

•	Accounts receivable increased $272 million, reflecting higher DSO.
•	Accounts payable increased $262 million, reflecting higher DPO.
•

Long-term taxes payable increased $714 million, primarily due to a one-time transition tax liability recorded as a result of the impact of U.S. tax reform, which will be paid over a period of eight years.

During fiscal 2017, we generated cash from operating activities of $986 million, reflecting net income of $509 million, adjusted by non-cash depreciation and amortization of $226 million, stock-based compensation of $195 million and a deferred income tax provision of $90 million.

Changes in assets and liabilities during fiscal 2017 included the following:

•	Accounts receivable decreased $81 million, reflecting lower DSO.
•	Inventories increased $65 million, reflecting higher DIO.
•	Accounts payable increased $94 million, reflecting higher DPO.

•	Accrued expenses decreased $86 million primarily due to the payment of restructuring obligations.

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

Cash Flows from Investing Activities

During fiscal 2018, we used $10 million for the purchases of investments, net of maturities and sales, and paid $145 million for capital expenditures. Additionally, we paid $75 million to acquire two privately-held companies, and received proceeds of $210 million from the sale of properties.

During fiscal 2017, we used $43 million for the purchase of investments, net of maturities and sales, and paid $175 million for capital expenditures.

Cash Flows from Financing Activities

During fiscal 2018, we used $750 million to redeem our Senior Notes due in December 2017, $115 million for the repayment of our commercial paper notes, net of issuances, $794 million for the repurchase of 15 million shares of our common stock, $214 million for the payment of dividends, and generated $795 million in cash from the issuance of long-term debt.

During fiscal 2017, we used $850 million to repay our short-term loan related to the SolidFire acquisition, $705 million for the repurchase of 22 million shares of our common stock, $208 million for the payment of dividends, and generated $499 million in cash from issuances of commercial paper notes, net of repayments.

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

Liquidity

Our principal sources of liquidity as of April 27, 2018 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	April 27, 2018	April 28, 2017
Cash and cash equivalents	$2,941	$2,444
Short-term investments	2,450	2,477
Total	$5,391	$4,921

As of April 27, 2018 and April 28, 2017, $4.5 billion of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.9 billion and $0.4 billion, respectively, were available in the U.S. The TCJA imposes a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017 which resulted in $732 million of tax expense in fiscal 2018, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the provisional estimates recorded during the year, we considered the impacts of the TCJA in relation to our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested. For further information, see Note 14 – Income Taxes.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, and invest in critical or complementary technologies, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 27, 2018.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 27, 2018 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. On July 17, 2017 we amended the Program to increase the maximum amounts available that may be borrowed, repaid and re-borrowed to an aggregate face or principal amount of the notes outstanding of $1.0 billion, as compared to $600 million prior to the amendment. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of April 27, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $385 million, a weighted-average interest rate of 2.29% and maturities ranging from 19 days to 32 days.

In connection with the Program, we have a new senior unsecured credit agreement that expires on December 10, 2021, and we terminated our existing credit agreement that had been scheduled to expire on December 21, 2017. The new credit agreement, which as amended on July 17, 2017, provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of April 27, 2018, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for fiscal 2019 to be between $175 million and $225 million.

Dividends and Stock Repurchase Program

On May 23, 2018, we declared a cash dividend of $0.40 per share of common stock, payable on July 25, 2018 to holders of record as of the close of business on July 6, 2018.

As of April 27, 2018, our Board of Directors had authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program, including a $4.0 billion increase approved by our Board of Directors in April 2018. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 27, 2018, we repurchased a total of 284 million shares of our common stock at an average price of $33.85 per share, for an aggregate purchase price of $9.6 billion.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. The following table summarizes our contractual obligations at April 27, 2018 (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Office space and equipment lease commitments	$55	$46	$34	$22	$13	$23	$193
Purchase commitments with contract manufacturers (1)	374	—	—	—	—	—	374
Construction related obligations	7	—	—	—	—	—	7
Other purchase obligations (2)	109	38	22	9	5	10	193
Total off-balance sheet commitments	545	84	56	31	18	33	767
Commercial paper notes (3)	385	—	—	—	—	—	385
Long-term debt obligations (4)	46	442	38	530	271	420	1,747
Long-term financing arrangements	4	4	1	—	—	—	9
Uncertain tax positions (5)							314
Total contractual obligations	$980	$530	$95	$561	$289	$453	$3,222

(1)

Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. We record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts. As of April 27, 2018, such liability amounted to $14 million and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

(2)

Purchase obligations represent an estimate of all open purchase orders and contractual obligations associated with our ordinary course of business, in addition to inventory commitments with contract manufacturers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be canceled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Represents principal payments on our commercial paper notes.
(4)

Included in long-term debt are obligations related to our $1.6 billion principal amount of our Senior Notes, of which $400 million is due in September 2019, $500 million is due in June 2021, $250 million is due in December 2022 and $400 million is due in September 2024. Estimated interest payments for our long-term debt, assuming no early retirement of debt obligations, are $197 million for fiscal 2019 through fiscal 2025.

(5)

As of April 27, 2018, our liability for uncertain tax positions was $314 million, including interest, penalties and offsetting indirect benefits, which due to the uncertainty of the timing of future payments, is presented in the total column on a separate line in this table.

Some of the amounts in the table above are based on management’s estimates and assumptions, including the commitment duration, the possibility of renewal or termination, anticipated actions by management and third parties and other factors. Because these estimates and assumptions are subjective, our actual future obligations may vary from those reflected in the table.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $67 million and $183 million of receivables during fiscal 2018 and 2017, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of April 27, 2018 and April 28, 2017, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of April 27, 2018, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of April 27, 2018, we had fixed income debt investments of $2.7 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, commercial paper, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 27, 2018 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $57 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of April 27, 2018, we have outstanding $1.6 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 10 – Financing Arrangements of the Notes to Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 27, 2018, no amounts were outstanding under the credit facility.

Foreign Currency Exchange Rate Risk

We hedge risks associated with certain foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize foreign currency exchange forward and option contracts to hedge against the short-term impact of foreign currency fluctuations on certain foreign currency denominated monetary assets and liabilities. Currently, sales transactions and expenditures denominated in foreign currencies are not hedged, and therefore are exposed to the impact of foreign currency fluctuations.

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

Item 8.	Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 27, 2018	April 28, 2017
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,941	$2,444
Short-term investments	2,450	2,477
Accounts receivable	1,009	731
Inventories	126	163
Other current assets	330	383
Total current assets	6,856	6,198
Property and equipment, net	756	799
Goodwill	1,739	1,684
Other intangible assets, net	94	131
Other non-current assets	420	681
Total assets	$9,865	$9,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$609	$347
Accrued expenses	825	782
Commercial paper notes	385	500
Current portion of long-term debt	—	749
Short-term deferred revenue and financed unearned services revenue	1,804	1,744
Total current liabilities	3,623	4,122
Long-term debt	1,541	744
Other long-term liabilities	961	249
Long-term deferred revenue and financed unearned services revenue	1,673	1,598
Total liabilities	7,798	6,713

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.001 par value, 5 shares authorized; no shares issued or outstanding as of April 27, 2018 or April 28, 2017	—	—
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 263 and 269 shares issued and outstanding as of April 27, 2018 and April 28, 2017, respectively	2,355	2,769
Retained earnings (accumulated deficit)	(218)	40
Accumulated other comprehensive loss	(70)	(29)
Total stockholders' equity	2,067	2,780
Total liabilities and stockholders' equity	$9,865	$9,493

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
	(In millions, except per share amounts)
Revenues:
Product	$3,461	$3,006	$2,986
Software maintenance	958	965	949
Hardware maintenance and other services	1,492	1,548	1,611
Net revenues	5,911	5,519	5,546
Cost of revenues:
Cost of product	1,738	1,614	1,558
Cost of software maintenance	25	28	37
Cost of hardware maintenance and other services	449	487	578
Total cost of revenues	2,212	2,129	2,173
Gross profit	3,699	3,390	3,373
Operating expenses:
Sales and marketing	1,729	1,633	1,792
Research and development	783	779	861
General and administrative	280	271	307
Restructuring charges	—	52	108
Acquisition-related expense	—	—	8
Gain on sale of properties	(218)	(10)	(51)
Total operating expenses	2,574	2,725	3,025
Income from operations	1,125	665	348
Other income (expense), net	41	—	(3)
Income before income taxes	1,166	665	345
Provision for income taxes	1,090	156	116
Net income	$76	$509	$229
Net income per share:
Basic	$0.28	$1.85	$0.78
Diluted	$0.28	$1.81	$0.77
Shares used in net income per share calculations:
Basic	268	275	294
Diluted	276	281	297

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

.	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
	(In millions)
Net income	$76	$509	$229
Other comprehensive income (loss):
Foreign currency translation adjustments	2	(10)	4
Defined benefit obligations:
Defined benefit obligation adjustments	1	25	(7)
Reclassification adjustments related to defined benefit obligations	(2)	1	2
Income tax effect	1	(10)	2
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	(43)	(6)	(4)
Reclassification adjustments for gains included in net income	—	—	(1)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	—	8	(4)
Reclassification adjustments for (gains) losses included in net income	—	(6)	1
Other comprehensive income (loss):	(41)	2	(7)
Comprehensive income	$35	$511	$222

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
	(In millions)
Cash flows from operating activities:
Net income	$76	$509	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198	226	279
Stock-based compensation	161	195	260
Deferred income taxes	277	90	(113)
Gain on sale of properties	(218)	(10)	(51)
Other items, net	(27)	(6)	70
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(272)	81	(16)
Inventories	37	(65)	49
Other operating assets	(7)	1	109
Accounts payable	262	94	(53)
Accrued expenses	162	(86)	30
Deferred revenue and financed unearned services revenue	124	(37)	186
Long-term taxes payable	714	(6)	(39)
Other operating liabilities	(9)	—	34
Net cash provided by operating activities	1,478	986	974
Cash flows from investing activities:
Purchases of investments	(1,389)	(1,977)	(1,589)
Maturities, sales and collections of investments	1,379	1,934	2,571
Purchases of property and equipment	(145)	(175)	(160)
Proceeds from sale of properties	210	—	102
Acquisitions of businesses, net of cash acquired	(75)	(8)	(842)
Other investing activities, net	(1)	6	3
Net cash provided by (used in) investing activities	(21)	(220)	85
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	173	140	120
Payments for taxes related to net share settlement of stock awards	(75)	(48)	(50)
Repurchase of common stock	(794)	(705)	(960)
Proceeds from (repayments of) commercial paper notes, net	(115)	499	—
Proceeds from sale-leaseback financing transactions	—	—	148
Proceeds from short-term loan	—	—	870
Issuance of long-term debt, net	795	—	—
Repayment of short-term loan	—	(850)	(20)
Repayment of long-term debt	(750)	—	—
Dividends paid	(214)	(208)	(210)
Other financing activities, net	(6)	(7)	(7)
Net cash used in financing activities	(986)	(1,179)	(109)
Effect of exchange rate changes on cash and cash equivalents	26	(11)	(4)
Net increase (decrease) in cash and cash equivalents	497	(424)	946
Cash and cash equivalents:
Beginning of period	2,444	2,868	1,922
End of period	$2,941	$2,444	$2,868

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-in Capital		Retained	Accumulated
			Earnings	Other
			(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Total
	(In millions, except per share amounts)
Balances, April 24, 2015	306	$3,385	$53	$(24)	$3,414
Net income	—	—	229	—	229
Other comprehensive loss	—	—	—	(7)	(7)
Issuance of common stock under employee stock award plans, net of taxes	8	70	—	—	70
Repurchase of common stock	(33)	(763)	(197)	—	(960)
Stock-based compensation	—	260	—	—	260
Income tax benefit from employee stock transactions	—	59	—	—	59
Income tax adjustments on other equity transactions	—	26	—	—	26
Cash dividends declared ($0.72 per common share)	—	(125)	(85)	—	(210)
Balances, April 29, 2016	281	2,912	—	(31)	2,881
Cumulative-effect of new accounting principle	—	(7)	21	—	14
Net income	—	—	509	—	509
Other comprehensive income	—	—	—	2	2
Issuance of common stock under employee stock award plans, net of taxes	10	92	—	—	92
Repurchase of common stock	(22)	(335)	(370)	—	(705)
Stock-based compensation	—	195	—	—	195
Cash dividends declared ($0.76 per common share)	—	(88)	(120)	—	(208)
Balances, April 28, 2017	269	2,769	40	(29)	2,780
Net income	—	—	76	—	76
Other comprehensive loss	—	—	—	(41)	(41)
Issuance of common stock under employee stock award plans, net of taxes	9	99	—	—	99
Repurchase of common stock	(15)	(568)	(226)	—	(794)
Stock-based compensation	—	161	—	—	161
Cash dividends declared ($0.80 per common share)	—	(106)	(108)	—	(214)
Balances, April 27, 2018	263	$2,355	$(218)	$(70)	$2,067

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

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2018, which ended on April 27, 2018, and fiscal year 2017, which ended on April 28, 2017, were each 52-week years; fiscal year 2016, which ended on April 29, 2016, was a 53-week year. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months and periods of those fiscal years.

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

The carrying value of goodwill is tested for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. For the purpose of impairment testing, we have a single reporting unit. The performance of the quantitative impairment test requires comparing the fair value of our reporting unit to its carrying amount, including goodwill. The fair value of our reporting unit is based on our entity level market capitalization, as determined through quoted market prices. An impairment exists if the fair value of our reporting unit is lower than its carrying amount. The impairment loss is measured based on the amount by which the carrying amount of our reporting unit exceeds its fair value, with the recognized loss not to exceed the total amount of goodwill. The fair value of our reporting unit has substantially exceeded its carrying amount in all periods presented.

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

Derivative Instruments — Our derivative instruments, which are carried at fair value in our consolidated balance sheets, consist primarily of foreign currency exchange contracts utilized to hedge against the short-term impact of foreign currency exchange rate fluctuations related to certain foreign currency denominated monetary assets and liabilities, primarily intercompany receivables and payables. These derivative instruments are not designated as hedging instruments and do not subject us to material balance sheet risk due to exchange rate movements because the gains and losses on these contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being hedged, and the net amount is included in earnings.

Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. The program reduces, but does not entirely eliminate, the impact of currency exchange movements. Currently, we do not enter into any foreign currency exchange forward contracts to hedge exposures related to forecasted sales transactions, forecasted expenditures or firm commitments. Cash flows from our derivative program are included under operating activities in the consolidated statements of cash flows.

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

Benefit Plans — We record actuarial gains and losses associated with defined benefit plans within AOCI and amortize net gains or losses in excess of 10 percent of the greater of the market value of plan assets or the plans' projected benefit obligation on a straight-line basis over the remaining estimated service life of plan participants. The measurement date for all defined benefit plans is our fiscal year end.

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

The fair value of each award is estimated on the grant date and is not remeasured as a result of subsequent stock price fluctuations. Our expected term assumption is based primarily on historical exercise and post-vesting forfeiture experience. Our stock price volatility assumption is based on a combination of our historical and implied volatility. The risk-free interest rates are based upon United States (U.S.) Treasury bills with equivalent expected terms, and the expected dividends are based on our history and expected dividend payouts.

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

2. Recent Accounting Standards Not Yet Effective

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standards update related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. We expect to adopt this new standard, as amended, on its effective date in the first quarter of fiscal 2019 using the full retrospective method to restate each prior reporting period presented. We are continuing to assess the impact of this standard on our financial statements and related disclosures. However, we do not expect that the adoption will have a material impact on our results of operations or operating cash flows.

We believe that the new standard will impact the following policies and disclosures:

•

in arrangements containing software, revenue deferred for the undelivered elements previously allocated based on the residual method will be based on a relative fair value allocation, generally resulting in more software arrangement revenue being recognized earlier;

•	estimation of variable consideration for certain arrangements with contract terms such as rights of return, potential penalties and acceptance clauses;
•	required disclosures, including information about the transaction price allocated to remaining performance obligations and expected timing of revenue recognition; and
•	accounting for deferred commissions, including costs that qualify for deferral and the amortization period.

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

Income Taxes on Intra-Entity Transfers of Assets

In October 2016, the FASB issued an accounting standards update that requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to an outside party. We will adopt this new standard on its effective date in the first quarter of fiscal 2019. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

4. Statements of Cash Flows Additional Information

Non-cash investing and financing activities and supplemental cash flow information are as follows (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$24	$19	$18
Non-cash extinguishment of sale-leaseback financing obligations	$130	$19	$—
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$87	$102	$161
Interest paid	$58	$44	$43

5. Business Combinations

Fiscal 2018 Acquisitions

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

Fiscal 2016 Acquisition

On February 2, 2016, we acquired all of the outstanding shares of privately-held SolidFire, Inc. (SolidFire), a maker of all-flash storage systems based in Colorado, for $850 million in cash. This acquisition extends our position in the all-flash array market by adding new flash offerings that enhance our ability to deliver customers all-flash storage with a webscale architecture that simplifies data center operations and enables rapid deployments of new applications.

The acquired assets and assumed liabilities were recorded at their estimated fair values. We determined the estimated fair values with the assistance of valuations and appraisals performed by third party specialists and estimates made by management. We expected to realize revenue synergies, leverage and expand the existing SolidFire sales channels and product development resources, and utilize the existing workforce. We also anticipated opportunities for growth through the ability to leverage additional future products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of SolidFire’s identifiable net assets acquired, and as a result, we have recorded goodwill in connection with this acquisition. The U.S. goodwill is not deductible for income tax purposes.

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

Year Ended
April 29, 2016
Net income	$219

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

6. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 29, 2016	$1,676
Goodwill acquired	8
Balance as of April 28, 2017	1,684
Goodwill acquired	55
Balance as of April 27, 2018	$1,739

Purchased intangible assets are summarized below (in millions):

	April 27, 2018			April 28, 2017
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$164	$(80)	$84	$148	$(44)	$104
Customer contracts/relationships	43	(33)	10	43	(19)	24
Other purchased intangibles	9	(9)	—	9	(6)	3
Total purchased intangible assets	$216	$(122)	$94	$200	$(69)	$131

In fiscal 2017, the in-process research and development project related to the SolidFire acquisition was completed, and the associated intangible asset was reclassified to developed technology.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statement of
	April 27, 2018	April 28, 2017	April 29, 2016	Operations Classifications
Developed technology	$36	$29	$61	Cost of revenues
Customer contracts/relationships	14	14	5	Operating expenses
Other purchased intangibles	3	5	1	Operating expenses
Total	$53	$48	$67

As of April 27, 2018, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2019	47
2020	31
2021	16
Total	$94

7. Balance Sheet Details

Cash and cash equivalents (in millions):

	April 27, 2018	April 28, 2017
Cash	$2,727	$2,275
Cash equivalents	214	169
Cash and cash equivalents	$2,941	$2,444

Inventories (in millions):

	April 27, 2018	April 28, 2017
Purchased components	$12	$28
Finished goods	114	135
Inventories	$126	$163

Property and equipment, net (in millions):

	April 27, 2018	April 28, 2017
Land	$106	$132
Buildings and improvements	594	612
Leasehold improvements	88	93
Computer, production, engineering and other equipment	733	741
Computer software	357	353
Furniture and fixtures	99	90
Construction-in-progress	27	26
	2,004	2,047
Accumulated depreciation and amortization	(1,248)	(1,248)
Property and equipment, net	$756	$799

As of April 28, 2017, we had classified certain land and buildings located in Sunnyvale, California, previously reported as property and equipment as assets held-for-sale and included their book value of $118 million in other current assets in the consolidated balance sheets. On September 8, 2017, we entered into an agreement to sell these properties for a total of $306 million, through two separate and independent closings. On December 7, 2017, the first closing occurred and we consummated the sale of properties with a net book value of $66 million for cash proceeds of $210 million, resulting in a gain, net of direct selling costs, of $142 million.

The remaining properties, consisting of land with a net book value of $52 million, continue to be classified as assets held-for-sale as of April 27, 2018. We will consummate the sale of these properties, and receive cash proceeds of $96 million, upon the occurrence of the second closing, which is expected to occur within the next 12 months. That closing is subject to due diligence, certain termination rights and customary closing conditions, including local governmental approval of the subdivision of a land parcel.

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Depreciation and amortization expense	$145	$178	$212

Other non-current assets (in millions):

	April 27, 2018	April 28, 2017
Deferred tax assets	$270	$525
Other assets	150	156
Other non-current assets	$420	$681

Accrued expenses (in millions):

	April 27, 2018	April 28, 2017
Accrued compensation and benefits	$441	$340
Sale-leaseback financing obligations	—	130
Product warranty liabilities	25	33
Other current liabilities	359	279
Accrued expenses	$825	$782

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our consolidated balance sheets (in millions):

	Year Ended
	April 27, 2018	April 28, 2017
Balance at beginning of period	$50	$70
Expense accrued during the period	16	17
Warranty costs incurred	(26)	(37)
Balance at end of period	$40	$50

	April 27, 2018	April 28, 2017
Accrued expenses	$25	$33
Other long-term liabilities	15	17
Total warranty liabilities	$40	$50

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	April 27, 2018	April 28, 2017
Liability for uncertain tax positions	$314	$148
Income taxes payable	549	—
Product warranty liabilities	15	17
Other liabilities	83	84
Other long-term liabilities	$961	$249

Deferred revenue and financed unearned services revenue (in millions):

	April 27, 2018	April 28, 2017
Deferred product revenue	$119	$124
Deferred services revenue	3,236	2,999
Financed unearned services revenue	122	219
Total	$3,477	$3,342

Reported as:
Short-term	$1,804	$1,744
Long-term	1,673	1,598
Total	$3,477	$3,342

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

8. Other income (expense), net

Other income (expense), net consists of the following (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Interest income	$79	$44	$46
Interest expense	(62)	(52)	(49)
Other income, net	24	8	—
Total other income (expense), net	$41	$—	$(3)

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

Investments

The following is a summary of our investments (in millions):

	April 27, 2018				April 28, 2017
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,861	$1	$(39)	$1,823	$1,535	$3	$(2)	$1,536
U.S. Treasury and government debt securities	497	—	(5)	492	629	1	(2)	628
Foreign government debt securities	4	—	—	4	21	—	—	21
Commercial paper	230	—	—	230	362	—	—	362
Certificates of deposit	115	—	—	115	99	—	—	99
Mutual funds	31	—	—	31	31	—	—	31
Total debt and equity securities	$2,738	$1	$(44)	$2,695	$2,677	$4	$(4)	$2,677

As of April 27, 2018, the unrealized losses on our available-for-sale investments were caused by market value declines as a result of increasing market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis, we have determined that no other-than-temporary impairments were required to be recognized on these investments as of April 27, 2018.

The following table presents the contractual maturities of our debt investments as of April 27, 2018 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$968	$966
Due after one year through five years	1,110	1,094
Due after five years through ten years	629	604
	$2,707	$2,664

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 27, 2018
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,727	$2,727	$—
Corporate bonds	1,823	—	1,823
U.S. Treasury and government debt securities	492	253	239
Foreign government debt securities	4	—	4
Commercial paper	230	—	230
Certificates of deposit	115	—	115
Total cash, cash equivalents and short-term investments	$5,391	$2,980	$2,411
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$25	$25	$—
Foreign currency exchange contracts assets (1)	$9	$—	$9
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

	April 28, 2017
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,275	$2,275	$—
Corporate bonds	1,536	—	1,536
U.S. Treasury and government debt securities	628	273	355
Foreign government debt securities	21	—	21
Commercial paper	362	—	362
Certificates of deposit	99	—	99
Total cash, cash equivalents and short-term investments	$4,921	$2,548	$2,373
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$24	$24	$—
Foreign currency exchange contracts assets (1)	$1	$—	$1
Foreign currency exchange contracts liabilities (3)	$(4)	$—	$(4)

(1)	Reported as other current assets in the consolidated balance sheets
(2)	Reported as other non-current assets in the consolidated balance sheets
(3)	Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of April 27, 2018 and April 28, 2017, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of April 27, 2018 and April 28, 2017, the fair value of our long-term debt was approximately $1,523 million and $1,520 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

10. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	April 27, 2018		April 28, 2017
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due December 2017	$—	N/A	$750	2.25%
2.00% Senior Notes Due September 2019	400	2.32%	—	N/A
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
3.30% Senior Notes Due September 2024	400	3.42%	—	N/A
Total principal amount	1,550		1,500
Unamortized discount and issuance costs	(9)		(7)
Total senior notes	1,541		1,493
Less: Current portion of long-term debt	—		(749)
Total long-term debt	$1,541		$744

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 27, 2018, we were in compliance with all covenants associated with the Senior Notes.

As of April 27, 2018, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2020	$400
2022	500
2023	250
Thereafter	400
Total	$1,550

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended on July 17, 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of April 27, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $385 million, a weighted-average interest rate of 2.29% and maturities ranging from 19 days to 32 days. As of April 28, 2017, we had commercial paper notes outstanding with an aggregate principal amount of $500 million, a weighted-average interest rate of 1.26% and maturities ranging from 7 days to 38 days.

In connection with the Program, we have a new senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended on July 17, 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of April 27, 2018, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

  Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates through December 31, 2017. These properties did not qualify for sale-leaseback accounting and as a result they were accounted for as financing transactions. During fiscal 2017, we terminated one of the leases and recorded a non-cash sale of properties with a net book value of $9 million, the extinguishment of $19 million in financing obligations, and a gain of $10 million. During fiscal 2018, we terminated the remaining leases and recorded a non-cash sale of properties with a net book value of $54 million, the extinguishment of $130 million in financing obligations, and a gain of $76 million. As of April 27, 2018, there are no balances remaining on our consolidated balance sheets associated with this sale-leaseback arrangement.

11. Stockholders’ Equity

Equity Incentive Programs

The 1999 Plan — As most recently amended on September 14, 2017, the 1999 Stock Option Plan (the Plan) comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in fair market value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of common stock directly; (iv) the Performance Share and Performance Unit Program under which eligible persons may be granted performance shares or performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved and (v) the Automatic Award Program under which nonemployee board members automatically receive equity grants at designated intervals over their period of board service. The Plan expires in August 2019.

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

During fiscal 2018, the shares reserved for issuance under the Plan were increased by approximately 9 million shares of common stock. As of April 27, 2018, 26 million shares were available for grant under the Plan.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 24, 2015	12	$37.74
Assumed in acquisition	2	$5.20
Exercised	(2)	$19.64
Forfeited and expired	(3)	$38.27
Outstanding as of April 29, 2016	9	$34.01
Exercised	(3)	$25.61
Forfeited and expired	(2)	$39.36
Outstanding as of April 28, 2017	4	$35.76
Exercised	(2)	$36.99
Forfeited and expired	(1)	$40.50
Outstanding as of April 27, 2018	1	$31.19	3.48	$44
Exercisable as of April 27, 2018	1	$34.30	2.91	$34

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Intrinsic value of exercises	$37	$26	$16
Proceeds received from exercises	$88	$60	$27
Fair value of options vested	$8	$15	$15

Restricted Stock Units

In fiscal 2018, 2017 and 2016, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends on the last day of the second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted, and will depend upon our Total Stockholder Return (TSR) as compared to an index TSR (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of the PBRSUs were fixed at grant date using a Monte Carlo simulation model and the related aggregate compensation cost of PBRSUs granted in fiscal 2018, 2017 and 2016 of $20 million, $15 million and $20 million, respectively, is being recognized over the shorter of the remaining applicable performance or service periods.

As of April 27, 2018 and April 28, 2017, there were approximately 1 million PBRSUs outstanding.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 24, 2015	13	$36.58
Granted	7	$29.26
Vested	(5)	$37.72
Forfeited	(2)	$34.85
Outstanding as of April 29, 2016	13	$32.46
Granted	5	$24.99
Vested	(5)	$32.03
Forfeited	(2)	$31.66
Outstanding as of April 28, 2017	11	$28.81
Granted	4	$39.74
Vested	(5)	$30.59
Forfeited	(1)	$29.54
Outstanding as of April 27, 2018	9	$32.91

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Shares withheld for taxes	2	2	2
Fair value of shares withheld	$75	$48	$50

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 14, 2017, the ESPP was amended to increase the shares reserved for issuance by approximately 3 million shares of common stock. As of April 27, 2018,

8 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Shares issued under the ESPP	4	4	3
Proceeds from issuance of shares	$85	$80	$93

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Cost of product revenues	$3	$4	$5
Cost of hardware maintenance and other services revenues	10	13	19
Sales and marketing	68	84	110
Research and development	49	59	84
General and administrative	31	35	42
Total stock-based compensation expense	$161	$195	$260
Income tax benefit for stock-based compensation	$29	$41	$53

As of April 27, 2018, total unrecognized compensation expense related to our equity awards was $206 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.2 years.

Valuation Assumptions

The valuation of RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
RSUs:
Risk-free interest rate	1.4%	1.0%	0.6%
Expected dividend yield	2.0%	3.1%	2.3%
Weighted-average fair value per share granted	$39.74	$24.99	$29.26

ESPP:
Expected term in years	1.2	1.2	1.2
Risk-free interest rate	1.4%	0.8%	0.5%
Expected volatility	28%	30%	27%
Expected dividend yield	2.0%	3.1%	2.3%
Weighted-average fair value per right granted	$12.34	$7.85	$8.18

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

Stock Repurchase Program

As of April 27, 2018, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program, including a $4.0 billion increase approved by our Board of Directors in April 2018. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management.

The following table summarizes activity related to this program (in millions, except per share amounts):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Number of shares repurchased	15	22	33
Average price per share	$51.57	$32.72	$28.80
Aggregate purchase price	$794	$705	$960
Remaining authorization at end of period	$4,000	$794	$1,499

The aggregate purchase price of our stock repurchases for fiscal 2018 consisted of $794 million of open market purchases, of which, $568 million and $226 million was allocated to additional paid-in capital and retained earnings (accumulated deficit), respectively.

Since the May 13, 2003 inception of our stock repurchase program through April 27, 2018, we repurchased a total of 284 million shares of our common stock at an average price of $33.85 per share, for an aggregate purchase price of $9.6 billion.

Preferred Stock

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our fiscal 2018, 2017 and 2016 activities related to dividends on our common stock (in millions, except per share amounts).

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Dividends per share declared	$0.80	$0.76	$0.72
Dividend payments allocated to additional paid-in capital	$106	$88	$125
Dividend payments allocated to retained earnings (accumulated deficit)	$108	$120	$85

On May 23, 2018, we declared a cash dividend of $0.40 per share of common stock, payable on July 25, 2018 to shareholders of record as of the close of business on July 6, 2018. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 29, 2016	$(19)	$(16)	$6	$(2)	$(31)
OCI before reclassifications, net of tax	(10)	16	(6)	8	8
Amounts reclassified from AOCI, net of tax	—	—	—	(6)	(6)
Total OCI	(10)	16	(6)	2	2
Balance as of April 28, 2017	(29)	—	—	—	(29)
OCI before reclassifications, net of tax	2	1	(43)	—	(40)
Amounts reclassified from AOCI, net of tax	—	(1)	—	—	(1)
Total OCI	2	—	(43)	—	(41)
Balance as of April 27, 2018	$(27)	$—	$(43)	$—	$(70)

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
	Amounts Reclassified from AOCI			Statements of Operations Location
Recognized (gains) losses on defined benefit obligations	$(2)	$1	2	Operating expenses
Realized gains on available-for-sale securities	—	—	(1)	Other income (expense), net
Realized (gains) losses on cash flow hedges	—	(6)	1	Net revenues
Total reclassifications	$(2)	$(5)	$2

12. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 27, 2018 or April 28, 2017. We did not recognize any gains or losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 27, 2018	April 28, 2017
Forward contracts sold	$115	$165
Forward contracts purchased	$412	$257

As of April 27, 2018 and April 28, 2017, there were no instruments designated as cash flow hedges outstanding.

The effect of cash flow hedges recognized in net revenues is presented in the consolidated statements of comprehensive income and Note 11 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our consolidated statements of operations was as follows (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$(9)	$1	$(4)

13. Restructuring Charges

Management has previously approved several restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities, including the May 2015 Plan, the March 2016 Plan and the November 2016 Plan, under which we reduced our global workforce by approximately 3%, 11% and 6%, respectively. Charges related to our restructuring plans consisted primarily of employee severance-related costs. We completed all workforce related activities under these plans as of the end of fiscal 2017. The remaining balance under the November 2016 Plan as of April 27, 2018 principally related to lease obligations that will be paid over their remaining terms.

Activities related to our restructuring plans are summarized as follows (in millions):

	November 2016 Plan	March 2016 Plan	May 2015 Plan	Total
Balance as of April 24, 2015	$—	$—	$—	$—
Net charges	—	80	28	108
Cash payments	—	(35)	(28)	(63)
Balance as of April 29, 2016	—	45	—	45
Net charges	52	—	—	52
Cash payments	(39)	(45)	—	(84)
Balance as of April 28, 2017	13	—	—	13
Net charges	—	—	—	—
Cash payments	(7)	—	—	(7)
Balance as of April 27, 2018	$6	$—	$—	$6

Liabilities for our restructuring activities are included in accrued expenses in our consolidated balance sheets.

14. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Domestic	$565	$206	$88
Foreign	601	459	257
Total	$1,166	$665	$345

Domestic income before taxes is lower than foreign income before taxes due to significant domestic expenses related to stock-based compensation.

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Current:
Federal	$764	$22	$180
State	10	3	14
Foreign	39	41	35
Total current	813	66	229
Deferred:
Federal	250	75	(91)
State	26	18	(17)
Foreign	1	(3)	(5)
Total deferred	277	90	(113)
Provision for income taxes	$1,090	$156	$116

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Tax computed at federal statutory rate	$356	$233	$121
State income taxes, net of federal benefit	17	9	(4)
Foreign earnings in lower tax jurisdictions	(108)	(100)	(81)
Stock-based compensation	(23)	16	13
Research and development credits	(10)	(8)	(14)
Resolution of income tax examinations	—	—	20
Domestic production activities deduction	(7)	(4)	(10)
Tax charge from integration of intellectual property from the SolidFire acquisition	—	—	64
Tax rate changes	126	5	1
Transition tax	732	—	—
Other	7	5	6
Provision for income taxes	$1,090	$156	$116

We generated foreign earnings in lower tax jurisdictions primarily related to income from our European operations which are headquartered in the Netherlands.

On December 22, 2017, the 2017 Tax Reform Reconciliation Act, originally referred to as the TCJA was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate, the imposition of a one-time transition tax on deferred foreign earnings, and a shift to a modified territorial tax regime. Given the timing and pace of regulatory guidance, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent related adjustments during a measurement period.

 As of April 27, 2018, we have not fully completed the accounting for the tax impacts of the TCJA and, in connection with SAB 118, have recorded provisional tax charges based on reasonable estimates for the remeasurement of deferred tax assets and liabilities based on the new corporate rate and for the transition tax on our total post-1986 foreign earnings and profits (E&P). The TCJA also includes provisions for a global minimum tax on intangible low-taxed income (GMT) of foreign subsidiaries, a base erosion anti-abuse tax on certain intercompany payments, and beneficial tax treatment for foreign derived intangible income. These provisions will be effective for us beginning in our fiscal 2019. We will continue to refine provisional balances and make adjustments during the measurement period based on the issuance of further regulatory guidance, changes in interpretations, and the collection and analysis of additional information; these adjustments could be material to our financial statements. The provisional amounts recorded during the current year are explained below.

The TCJA decreased the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018.  For fiscal 2018, this decrease results in a blended statutory tax rate of 30.5%. As a result of the tax rate change, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future periods. We recorded $126 million of tax expense for fiscal 2018 related to all tax rate changes. The final remeasurement impact could vary from the provisional amount if actual future activities impacting deferred tax balances differ from our estimates.

The TCJA imposes a mandatory, one-time transition tax on accumulated foreign E&P not previously subject to U.S. income tax at a rate of 15.5% on earnings to the extent of foreign cash and other liquid assets, and 8% on the remaining earnings. For fiscal 2018, we recorded $732 million of tax expense for the estimated U.S. federal and state income tax impacts of the transition tax. Our estimates may change with further guidance from U.S. federal and state tax authorities or other regulatory bodies and additional analyses that we expect to complete during the measurement period with respect to various components of the computations. We intend to make the election to pay the one-time transition tax over a period of eight years.

Under the TCJA, the GMT provision taxes foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GMT as a component of tax expense in the period in which a company is subject to the rules (the period cost method), or (ii) account for GMT in a company’s measurement of deferred taxes (the deferred method). Because of the complexity of the new tax rules, we are continuing to evaluate this provision and the application of ASC 740 and have not yet made an accounting policy election.

During fiscal 2017, we adopted a new accounting standard that simplifies stock-based compensation income tax accounting and presentation within the financial statements and recorded a tax charge of $18 million following the post-adoption rules which require that all excess tax benefits and deficiencies from stock-based compensation be recognized as a component of income tax expense.

During fiscal 2016, we acquired SolidFire and recorded a tax charge of $64 million related to the integration of SolidFire intellectual property into our worldwide operations.

The components of our deferred tax assets and liabilities are as follows (in millions):

	April 27, 2018	April 28, 2017
Deferred tax assets:
Reserves and accruals	$57	$149
Net operating loss and credit carryforwards	131	104
Stock-based compensation	22	49
Deferred revenue	211	329
Other	29	32
Gross deferred tax assets	450	663
Valuation allowance	(109)	(94)
Deferred tax assets, net of valuation allowance	341	569
Deferred tax liabilities:
Prepaids and accruals	2	3
Acquired intangibles	29	36
Property and equipment	25	4
Other	16	2
Total deferred tax liabilities	72	45
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$269	$524

 The valuation allowance increased by $15 million in fiscal 2018. The increase is mainly attributable to corresponding changes in deferred tax assets, primarily foreign tax credit carryforwards and certain state tax credit carryforwards.

As of April 27, 2018, we have federal net operating loss and tax credit carryforwards of approximately $7 million and $3 million, respectively. In addition, we have gross state net operating loss and tax credit carryforwards of $29 million and $146 million, respectively. The majority of the state credit carryforwards are California research credits which are offset by a valuation allowance as we believe it is more likely than not that these credits will not be utilized. We also have $4 million of foreign net operating losses, and $28 million of foreign tax credit carryforwards generated by our Dutch subsidiary which are fully offset by a valuation allowance. Certain acquired net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The federal, state, and foreign net operating loss carryforwards and credits will expire in various years from fiscal 2019 through 2038. The California research credit and Dutch foreign tax credit carryforwards do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Balance at beginning of period	$218	$216	$272
Additions based on tax positions related to the current year	131	7	14
Additions for tax positions of prior years	—	7	21
Decreases for tax positions of prior years	(1)	—	(39)
Settlements	—	(12)	(52)
Balance at end of period	$348	$218	$216

As of April 27, 2018, we had $348 million of gross unrecognized tax benefits, of which $318 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $294 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized. As a result of U.S. tax reform, we recorded provisional gross unrecognized tax benefits of $114 million.

We recognized accrued interest and penalties related to unrecognized tax benefits in the income tax provision of approximately $5 million in each of fiscal 2018 and 2017, and $2 million in fiscal 2016. Accrued interest and penalties of $22 million and $16 million were recorded in the consolidated balance sheets as of April 27, 2018 and April 28, 2017, respectively.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 27, 2018

2012 — 2018	United States — federal income tax
2008 — 2018	United States — state and local income tax
2012 — 2018	Australia
2013 — 2018	Germany
2007 — 2018	India
2012 — 2018	Japan
2013 — 2018	The Netherlands
2015 — 2018	United Kingdom
2010 — 2018	Canada

We are currently undergoing various income tax audits in the U.S. and several foreign tax jurisdictions. Transfer pricing calculations are key issues under these audits and are often subject to dispute and appeals.

In October 2015, the Internal Revenue Service (IRS) completed the examination of our fiscal 2008 to 2010 income tax returns and made certain agreed-to transfer pricing adjustments. During fiscal 2016, we recorded charges totaling $23 million attributable to audit settlements and the related re-measurement of uncertain tax positions for tax years subject to future audits.  The IRS commenced the examination of our federal income tax returns for our fiscal years 2012 and 2013 in August 2016. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal 2001, in that we have carryforward attributes from these years that could be subject to adjustment in the tax years of utilization.

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for such withholding tax and filed an appeal with the Danish Tax Tribunal to that effect. In December 2011, the Danish Tax Tribunal issued a ruling in favor of NetApp. The Danish tax examination agency appealed this decision at the Danish High Court (DHC) in March 2012. In February 2016, the DHC requested a preliminary ruling from the Court of Justice of the European Union (CJEU). Parties were heard before the court in October 2017. During March 2018, the Advocate General issued an opinion which was largely in favor of NetApp, however, the CJEU is not bound by the opinion of the Advocate General. It is expected that the preliminary ruling will be issued during our fiscal year 2019. Once a ruling has been issued by the CJEU, it will be reviewed and may be subjected to additional briefing by the DHC. Once complete, the DHC will then issue its final decision. We expect this decision to be complete sometime during our fiscal year 2019 or 2020.

We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We engage in continuous discussion and negotiation with taxing authorities regarding tax matters in multiple jurisdictions. We believe that within the next 12 months, it is reasonably possible that either certain audits will conclude, certain statutes of limitations will lapse, or both. As a result of uncertainties regarding tax audits and their possible outcomes, an estimate of the range of possible impacts to unrecognized tax benefits in the next twelve months cannot be made at this time.

 Prior to the passage of the TCJA, we had not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because we had intended to indefinitely reinvest such earnings outside the U.S. The TCJA imposes a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017 and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the provisional estimates recorded during fiscal 2018, we considered the impacts of the TCJA and reviewed our projected global cash requirements, and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested. As of April 27, 2018, we estimate the unrecognized deferred tax liability related to the earnings we expect to be indefinitely reinvested to be immaterial. We will continue to monitor our plans to indefinitely reinvest undistributed earnings of foreign subsidiaries and will assess the related unrecognized deferred tax liability considering our ongoing projected global cash requirements, tax consequences associated with repatriation and any U.S. or foreign government programs designed to influence remittances.

15. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Numerator:
Net income	$76	$509	$229
Denominator:
Shares used in basic computation	268	275	294
Dilutive impact of employee equity award plans	8	6	3
Shares used in diluted computation	276	281	297
Net Income per Share:
Basic	$0.28	$1.85	$0.78
Diluted	$0.28	$1.81	$0.77

Potential shares from outstanding employee equity awards totaling 1 million, 6 million and 12 million for fiscal 2018, 2017 and 2016, respectively, were excluded from the diluted net income per share calculations as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
United States, Canada and Latin America (Americas)	$3,184	$3,077	$3,067
Europe, Middle East and Africa (EMEA)	1,883	1,712	1,757
Asia Pacific (APAC)	844	730	722
Net revenues	$5,911	$5,519	$5,546

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $2,861 million, $2,774 million and $2,753 million during fiscal 2018, 2017 and 2016, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 27, 2018	April 28, 2017
U.S.	$853	$425
International	4,538	4,496
Total	$5,391	$4,921

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 27, 2018	April 28, 2017
U.S.	$566	$593
International	190	206
Total	$756	$799

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
Arrow Electronics, Inc.	23%	22%	22%
Tech Data Corporation (previously presented as Avnet, Inc.)	19%	20%	19%

The following customers accounted for 10% or more of accounts receivable:

	April 27, 2018	April 28, 2017
Arrow Electronics, Inc.	17%	15%
Tech Data Corporation (previously presented as Avnet, Inc.)	17%	14%

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

	Year Ended
	April 27, 2018	April 28, 2017	April 29, 2016
401(k) matching contributions	$28	$30	$35

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

	April 27, 2018	April 28, 2017
Deferred compensation plan assets	$31	$31
Deferred compensation liabilities reported as:
Accrued expenses	$6	$7
Other long-term liabilities	$25	$24

Postretirement Health Care Plan

Certain of our executive officers are eligible to participate in our Executive Retirement Medical Plan (the ERM Plan). The ERM Plan provides, upon retirement, medical benefits beyond the COBRA maximum benefit period to a defined group of senior executives based on minimum age, years of service and position. The ERM Plan was unfunded as of April 28, 2017 and April 27, 2018, and there is no minimum funding requirement under the ERM Plan.

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

Other Defined Benefit Plans

We maintain various defined benefit plans to provide termination and postretirement benefits to certain eligible employees outside of the U.S. We also provide disability benefits to certain eligible employees in the U.S. Eligibility is determined based on the terms of our plans and local statutory requirements.

Funded Status

The funded status of our postretirement health care and other defined benefit plans, which is recognized in other long-term liabilities in our consolidated balance sheets, was as follows (in millions):

	April 27, 2018	April 28, 2017
Fair value of plan assets	$25	$23
Benefit obligations	(53)	(50)
Unfunded obligations	$(28)	$(27)

18. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally.

Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of April 27, 2018 are as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease commitments	$55	$46	$34	$22	$13	$23	$193

Rent expense under all cancelable and non-cancelable operating leases was $59 million, $64 million and $69 million in fiscal 2018, 2017 and 2016, respectively.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of April 27, 2018, we had $374 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 27, 2018 and April 28, 2017, such liability amounted to $14 million and $10 million, respectively, and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of April 27, 2018, we had $7 million in construction related obligations and $193 million in other purchase obligations.

 Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $67 million, $183 million and $243 million of receivables during fiscal 2018, 2017 and 2016, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we defer revenues subject to the industry-specific software revenue recognition guidance, and recognize revenues for non-software deliverables in accordance with our multiple deliverable revenue arrangement policy. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of April 27, 2018, and April 28, 2017, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 27, 2018, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

Indemnification Agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to the customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at April 27, 2018 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of April 27, 2018 related to such matters.

Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows (in millions, except per share amounts):

	Quarter Ended
	July 28, 2017	October 27, 2017	January 26, 2018	April 27, 2018
Net revenues	$1,325	$1,422	$1,523	$1,641
Gross profit	$834	$902	$941	$1,022
Provision for income taxes (1)	$17	$50	$991	$32
Net income (loss)	$136	$175	$(506)	$271
Net income (loss) per share, basic	$0.50	$0.65	$(1.89)	$1.02
Net income (loss) per share, diluted	$0.49	$0.64	$(1.89)	$0.99

	Quarter Ended
	July 29, 2016	October 28, 2016	January 27, 2017	April 28, 2017
Net revenues	$1,294	$1,340	$1,404	$1,481
Gross profit	$797	$829	$851	$913
Provision for income taxes	$28	$33	$37	$58
Net income	$64	$109	$146	$190
Net income per share, basic	$0.23	$0.39	$0.53	$0.70
Net income per share, diluted	$0.23	$0.38	$0.52	$0.68

(1)  In the quarter ended January 26, 2018, our provision for income taxes included significant charges attributable to United States tax reform.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

Opinion on the Financial Statements

      We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (the "Company") as of April 27, 2018 and April 28, 2017, the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended April 27, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 27, 2018 and April 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2018, in conformity with accounting principles generally accepted in the United States of America.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 27, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 19, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

      These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

      We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 19, 2018

We have served as the Company's auditor since 1995.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

Opinion on Internal Control over Financial Reporting

     We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the “Company”) as of April 27, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 27, 2018, of the Company and our report dated June 19, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

     The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

     We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 19, 2018

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

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 27, 2018, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 27, 2018, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 27, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 27, 2018. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is as follows:

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	November 26, 2013

3.2	Bylaws of the Company.	8-K	000-27130	3.1	April 30, 2018

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	December 12, 2012

4.2	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	December 12, 2012

4.3	Second Supplemental Indenture dated June 5, 2014 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	June 5, 2014

4.4	Third Supplemental Indenture dated September 29, 2017 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	September 29, 2017

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	10-Q	000-27130	10.1	August 28, 2014

10.2*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	June 28, 2016

10.3*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective July 23, 2014.	DEF 14A	000-27130	Appendix C	July 25, 2014

10.4*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.5*	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective July 17, 2017.	DEF 14A	000-27130	Appendix B	August 1, 2017

10.6*	The Company’s Amended and Restated 1995 Stock Incentive Plan.	DEF 14A	000-27130		August 21, 1998

10.7*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.	10-K	000-27130	10.21	July 8, 2005

10.8*	Form of Stock Issuance Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock).	10-K	000-27130	10.23	July 8, 2005

10.9*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).	10-K	000-27130	10.22	July 8, 2005

10.10*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 20, 2017.	DEF 14A	000-27130	Appendix A	August 1, 2017

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.11*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.	10-Q	000-27130	10.3	November 26, 2013

10.12*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).	10-Q	000-27130	10.4	November 26, 2013

10.13*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).	10-K	000-27130	10.29	July 8, 2005

10.14*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).	10-K	000-27130	10.28	July 8, 2005

10.15*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.16*	Form of Restricted Stock Unit Agreement (Performance Based) under the NetApp, Inc. 1999 Stock Option Plan.	8-K	000-27130	10.1	June 26, 2015

10.17*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).	10-K	000-27130	10.27	July 8, 2005

10.18*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).	10-K	000-27130	10.30	July 8, 2005

10.19*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).	10-K	000-27130	10.31	July 8, 2005

10.20*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).	10-K	000-27130	10.32	July 8, 2005

10.21*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).	10-K	000-27130	10.81	June 24, 2008

10.22*	Onaro, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (including Appendix — Israeli Taxpayers).	S-8	333-149375	4.1	February 25, 2008

10.23*	Bycast Inc. 2010 Equity Incentive Plan.	S-8	333-167619	99.1	June 18, 2010

10.24*	Incentive Stock Option Plan of Bycast Inc.	S-8	333-167619	99.2	June 18, 2010

10.25*	SolidFire, Inc. 2010 Stock Incentive Plan.	S-8	333-209570	99.1	February 17, 2016

10.26*	SolidFire, Inc. 2016 Equity Incentive Plan.	S-8	333-209570	99.2	February 17, 2016

10.27*	Outside Director Compensation Policy.	10-K	000-27130	10.65	June 19, 2012

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
10.28*	Offer Letter for employment at the Company to Ronald Pasek, dated March 22, 2016.	10-K	000-27130	10.35	June 22, 2016

10.29*	NetApp, Inc. Executive Retiree Health Plan, as amended and restated.	8-K	000-27130	10.1	November 21, 2016

10.30	Credit Agreement, dated as of December 12, 2016, by and among the Company, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A., as co-documentation agents.	8-K	000-27130	10.1	December 12, 2016

10.31	Amendment No. 1 to Credit Agreement, dated as of July 17, 2017, by and among the Company, the financial institutions listed on the signature pages and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	000-27130	10.1	July 17, 2017

10.32	Form of Dealer Agreement between the Company, as issuer, and each Dealer.	8-K	000-27130	10.2	December 12, 2016

10.33	Collared Accelerated Share Repurchase Transaction dated as of June 5, 2013, by and between the Company and Goldman, Sachs & Co.	10-Q	000-27130	10.1	August 29, 2013

10.34	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 9, 2016 by and between the Company and Google Inc.	10-K	000-27130	10.41	June 22, 2016

10.35	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 11, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.42	June 22, 2016

10.36	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of April 8, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.43	June 22, 2016

10.37	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of September 11, 2017 by and between the Company and Google Inc.	10-Q	000-27130	10.2	November 29, 2017

10.38	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 2, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	November 29, 2017

10.39	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 25, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	November 29, 2017

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date
10.40	Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 31, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.1	February 22, 2018

10.41	Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 2, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.2	February 22, 2018

10.42	Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 8, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	February 22, 2018

10.43	Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 10, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	February 22, 2018

21.1	Subsidiaries of the Company.	—	—	—	—

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Identifies management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETAPP, INC.

By:	/s/ GEORGE KURIAN
George Kurian
Chief Executive Officer and President (Principal Executive Officer and Principal Operating Officer)

Date: June 19, 2018

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

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer and President (Principal Executive Officer and Principal Operating Officer)	June 19, 2018
George Kurian

/s/ RONALD J. PASEK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 19, 2018
Ronald J. Pasek

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 19, 2018
T. Michael Nevens

/s/ ALAN L. EARHART	Director	June 19, 2018
Alan L. Earhart

/s/ GERALD HELD	Director	June 19, 2018
Gerald Held

/s/ KATHRYN M. HILL	Director	June 19, 2018
Kathryn M. Hill

/s/ DEBORAH KERR	Director	June 19, 2018
Deborah Kerr

/s/ SCOTT SCHENKEL	Director	June 19, 2018
Scott Schenkel

/s/ GEORGE T. SHAHEEN	Director	June 19, 2018
George T. Shaheen
/s/ RICHARD P. WALLACE	Director	June 19, 2018
Richard P. Wallace