Form 10-Q
period 2018-07-27
NetApp, Inc.
filed 2018-08-21
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2018

or

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

As of August 15, 2018, there were 259,268,252 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 27, 2018	April 27, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,627	$2,941
Short-term investments	2,184	2,450
Accounts receivable	616	1,047
Inventories	97	122
Other current assets	329	392
Total current assets	5,853	6,952
Property and equipment, net	768	756
Goodwill	1,739	1,739
Other intangible assets, net	81	94
Other non-current assets	464	450
Total assets	$8,905	$9,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$425	$609
Accrued expenses	592	825
Commercial paper notes	200	385
Short-term deferred revenue and financed unearned services revenue	1,623	1,712
Total current liabilities	2,840	3,531
Long-term debt	1,542	1,541
Other long-term liabilities	964	992
Long-term deferred revenue and financed unearned services revenue	1,637	1,651
Total liabilities	6,983	7,715

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 260 and 263 shares issued and outstanding as of July 27, 2018 and April 27, 2018, respectively	1,992	2,355
Retained earnings (accumulated deficit)	—	(9)
Accumulated other comprehensive loss	(70)	(70)
Total stockholders' equity	1,922	2,276
Total liabilities and stockholders' equity	$8,905	$9,991

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 27, 2018	July 28, 2017
Revenues:
Product	$875	$727
Software maintenance	229	223
Hardware maintenance and other services	370	371
Net revenues	1,474	1,321
Cost of revenues:
Cost of product	398	376
Cost of software maintenance	7	7
Cost of hardware maintenance and other services	106	114
Total cost of revenues	511	497
Gross profit	963	824
Operating expenses:
Sales and marketing	409	423
Research and development	208	193
General and administrative	73	68
Restructuring charges	19	—
Total operating expenses	709	684
Income from operations	254	140
Other income, net	18	5
Income before income taxes	272	145
Provision (benefit) for income taxes	(11)	14
Net income	$283	$131
Net income per share:
Basic	$1.08	$0.49
Diluted	$1.05	$0.47
Shares used in net income per share calculations:
Basic	262	270
Diluted	269	278
Cash dividends declared per share	$0.40	$0.20

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

.	Three Months Ended
	July 27, 2018	July 28, 2017
Net income	$283	$131
Other comprehensive income:
Foreign currency translation adjustments	—	10
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	—	6
Other comprehensive income	—	16
Comprehensive income	$283	$147

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 27, 2018	July 28, 2017
Cash flows from operating activities:
Net income	$283	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	51
Stock-based compensation	40	48
Deferred income taxes	(26)	—
Other items, net	8	5
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	423	226
Inventories	25	24
Other operating assets	5	61
Accounts payable	(177)	(58)
Accrued expenses	(221)	(135)
Deferred revenue and financed unearned services revenue	(87)	(102)
Long-term taxes payable	5	—
Other operating liabilities	(1)	(1)
Net cash provided by operating activities	326	250
Cash flows from investing activities:
Purchases of investments	(19)	(275)
Maturities, sales and collections of investments	267	387
Purchases of property and equipment	(64)	(36)
Acquisitions of businesses, net of cash acquired	—	(24)
Other investing activities, net	2	1
Net cash provided by investing activities	186	53
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	63	48
Payments for taxes related to net share settlement of stock awards	(84)	(57)
Repurchase of common stock	(500)	(150)
Proceeds from (repayments of) commercial paper notes, net	(185)	394
Dividends paid	(105)	(54)
Other financing activities, net	(1)	—
Net cash provided by (used in) financing activities	(812)	181
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	19
Net increase (decrease) in cash, cash equivalents and restricted cash	(314)	503
Cash, cash equivalents and restricted cash:
Beginning of period	2,947	2,450
End of period	$2,633	$2,953

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

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2019 and 2018, ending on April 26, 2019, and April 27, 2018, respectively, are each 52-week years, with 13 weeks in each of their quarters.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 27, 2018 contained in our Annual Report on Form 10-K. The results of operations for the three months ended July 27, 2018 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

   Accounting Changes

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Revenue from Contracts with Customers (ASC 606), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In the three months ended July 27, 2018, we adopted this new standard using the full retrospective method of adoption. Accordingly, our prior period condensed consolidated financial statements and information, as presented herein, have been restated to conform to the new rules. Refer to Note 6 – Revenue for a summary of the impacts of adopting this standard, and a discussion of our updated policies related to revenue recognition.

In October 2016, the FASB issued an accounting standards update (ASU) which eliminates the deferred tax effects of intra-entity asset transfers other than inventory. As a result, tax expense from the sale of an asset in the seller’s tax jurisdiction is recognized when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. In the three months ended July 27, 2018, we adopted this ASU using a modified retrospective transition approach and recorded a cumulative-effect adjustment to decrease retained earnings by $51 million, with a corresponding reduction of prepaid taxes, which were classified as other non-current assets on our condensed consolidated balance sheets, as of the beginning of the period.

In November 2016, the FASB issued an ASU that requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. In the three months ended July 27, 2018, we adopted this ASU using a retrospective transition method. Accordingly, our condensed consolidated statement of cash flows for the three months ended July 28, 2017, as presented herein, has been restated to comply with the new requirements. Refer to Note 5 – Supplemental Financial Information for a detail of the components of our cash, cash equivalents and restricted cash balances.

There have been no other significant changes in our significant accounting policies as of and for the three months ended July 27, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018.

2. Recent Accounting Standards Not Yet Effective

Leases

In February 2016, the FASB issued an accounting standards update on financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This new standard will be effective for us in our first quarter of fiscal 2020, although early adoption is permitted. Upon adoption, the new standard, as amended, allows lessees to apply the transition requirements either (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative effect of applying the new rules recognized at the beginning of the earliest comparative period presented, or (2) retrospectively at the beginning of the period of adoption with the cumulative effect of applying the new rules recognized then. We are currently in the assessment phase to determine the adoption methodology and are evaluating the impact of this new standard on our consolidated financial statements and disclosures. We expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase the total assets and total liabilities we report.

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

3. Statements of Cash Flows Additional Information

Non-cash investing and supplemental cash flow information are as follows (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$10	$18
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$22	$22
Interest paid	$14	$21

4. Purchased Intangible Assets, Net

Purchased intangible assets, net are summarized below (in millions):

	July 27, 2018			April 27, 2018
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$160	$(86)	$74	$164	$(80)	$84
Customer contracts/relationships	41	(34)	7	43	(33)	10
Other purchased intangibles	—	—	—	9	(9)	—
Total purchased intangible assets	$201	$(120)	$81	$216	$(122)	$94

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Statements of
	July 27, 2018	July 28, 2017	Operations Classification
Developed technology	$9	$8	Cost of revenues
Customer contracts/relationships	4	4	Operating expenses
Other purchased intangibles	—	1	Operating expenses
Total	$13	$13

As of July 27, 2018, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2019	$34
2020	31
2021	16
Total	$81

5. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statement of cash flows in accordance with our adoption of the ASU discussed in Note 1 – Description of Business and Significant Accounting Policies:

	July 27, 2018	April 27, 2018
Cash	$2,519	$2,727
Cash equivalents	108	214
Cash and cash equivalents	$2,627	$2,941
Short-term restricted cash	5	5
Long-term restricted cash	1	1
Restricted cash	$6	$6
Cash, cash equivalents and restricted cash	$2,633	$2,947

Inventories (in millions):

	July 27, 2018	April 27, 2018
Purchased components	$17	$12
Finished goods	80	110
Inventories	$97	$122

Property and equipment, net (in millions):

	July 27, 2018	April 27, 2018
Land	$106	$106
Buildings and improvements	605	594
Leasehold improvements	87	88
Computer, production, engineering and other equipment	765	733
Computer software	358	357
Furniture and fixtures	104	99
Construction-in-progress	4	27
	2,029	2,004
Accumulated depreciation and amortization	(1,261)	(1,248)
Property and equipment, net	$768	$756

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, through two separate and independent closings, the first of which was completed in the third quarter of fiscal 2018. The remaining properties, consisting of land with a net book value of $52 million, were classified as assets held for sale, and included as other current assets in our condensed consolidated balance sheets as of July 27, 2018 and April 27, 2018. We will consummate the sale of these properties, and receive cash proceeds of $96 million, upon the completion of the second closing, which is expected to occur within the next 12 months. That closing is subject to due diligence, certain termination rights and customary closing conditions, including local governmental approval of the subdivision of a land parcel.

Other non-current assets (in millions):

	July 27, 2018	April 27, 2018
Deferred tax assets	$225	$229
Other assets	239	221
Other non-current assets	$464	$450

Accrued expenses (in millions):

	July 27, 2018	April 27, 2018
Accrued compensation and benefits	$268	$441
Product warranty liabilities	25	25
Other current liabilities	299	359
Accrued expenses	$592	$825

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
Balance at beginning of period	$40	$50
Expense accrued during the period	4	1
Warranty costs incurred	(6)	(7)
Balance at end of period	$38	$44

	July 27, 2018	April 27, 2018
Accrued expenses	$25	$25
Other long-term liabilities	13	15
Total warranty liabilities	$38	$40

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

   Other long-term liabilities (in millions):

	July 27, 2018	April 27, 2018

Liability for uncertain tax positions	$319	$314
Income taxes payable	549	549
Product warranty liabilities	13	15
Other liabilities	83	114
Other long-term liabilities	$964	$992

6. Revenue

     Effective our first quarter of fiscal 2019, we adopted ASC 606 using the full retrospective method and have restated each prior reporting period presented to conform to the new rules. The most significant impact of the new standard relates to our accounting for arrangements containing software. For our enterprise software license agreements (ELAs), we now recognize the license fee component of such arrangements up front. Under the prior rules, the software license fee was recognized over the term of the enterprise license based on our inability to establish vendor specific objective evidence of fair value for the undelivered software support element of these arrangements. In addition, for other software arrangements, revenue deferred for the undelivered elements that was previously allocated based on the residual method is now allocated based on relative fair value, which generally results in more software arrangement revenue being recognized earlier. The new standard also impacts our estimation of variable consideration for certain arrangements with contract terms such as rights of return, potential penalties and acceptance clauses.

      The following table presents the impacts of adoption of ASC 606 to select line items of our condensed consolidated balance sheet as of the end of fiscal 2018:

	As of April 27, 2018
	As Previously Reported	Impact of ASC 606 Adoption		As Adjusted
ASSETS
Accounts receivable	$1,009	$38	(1)	$1,047
Inventories	126	(4)		122
Other current assets	330	62	(2)	392
Other non-current assets	420	30	(2)	450

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term deferred revenue and financed unearned services revenue	$1,804	$(92)	(3)	$1,712
Other long-term liabilities	961	31	(4)	992
Long-term deferred revenue and financed unearned services revenue	1,673	(22)	(3)	1,651
Accumulated deficit	(218)	209	(5)	(9)

(1)	Netting of accounts receivable and deferred revenue balances for certain customer arrangements has been updated to reflect the impact of adoption
(2)	Reflects capitalization of commissions and reduction of long-term deferred tax assets
(3)	Reflects cumulative change in revenue and the impact of adoption to the netting of accounts receivable and deferred revenue balances for certain customer arrangements
(4)	Reflects increase in long-term deferred tax liabilities
(5)	Reflects cumulative impact to net income (loss)

      The following table presents the impacts of adoption of ASC 606 to our statement of operations for the first quarter of fiscal 2018:

	Three Months Ended
	July 28, 2017
	As Previously Reported	Impact of ASC 606 Adoption	As Adjusted

Revenues:
Product	$723	$4	$727
Software maintenance	234	(11)	223
Hardware maintenance and other services	368	3	371
Net revenues	1,325	(4)	1,321

Cost of revenues:
Cost of product	371	5	376
Cost of software maintenance	7	—	7
Cost of hardware maintenance and other services	113	1	114
Total cost of revenues	491	6	497
Gross profit	834	(10)	824

Operating expenses:
Sales and marketing	425	(2)	423
Research and development	193	—	193
General and administrative	68	—	68
Total operating expenses	686	(2)	684

Income from operations	148	(8)	140

Other income, net	5	—	5

Income before income taxes	153	(8)	145

Provision for income taxes	17	(3)	14

Net income	$136	$(5)	$131

Net income per share:
Basic	$0.50	$(0.01)	$0.49

Diluted	$0.49	$(0.02)	$0.47

Shares used in net income per share calculations:
Basic	270	270	270

Diluted	278	278	278

      The adoption of ASC 606 had no impact to cash provided by or used in operating, investing or financing activities as presented on our condensed consolidated statement of cash flows.

      The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach.

•

Identification of the contract, or contracts, with a customer — A contract with a customer exists when (i) we enter into an enforceable contract with a customer that (ii) defines each party’s rights regarding the goods or services to be transferred and (iii) identifies the payment terms related to these goods or services.  Additionally, (iv) the contract has commercial substance and, (v) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.  We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We also combine two or more contracts entered into at or near the same time with the same customer as a single contract if the contracts are negotiated as one package with a single commercial objective, the amount of consideration to be paid on one contract depends on the price or performance of the other contract or if the goods and services promised in each of the contracts are a single performance obligation.

•

Identification of the performance obligations in the contract — Performance obligations promised in a contract are identified based on the goods or services (or a bundle of goods and services) that will be transferred to the customer that are distinct. A good or service is distinct if it is capable of being distinct, where the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and is distinct in the context of the contract, meaning the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, we combine the goods and services until we have a distinct performance obligation.

•

Determination of the transaction price — The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. Consideration promised may include fixed amounts, variable amounts or both. We use judgment in determining variable consideration, particularly if consideration is contingent on the occurrence or nonoccurrence of a future event. We use the expected value, primarily relying on our history, to estimate variable consideration. We may also use, in certain situations, the most likely amount as the basis of our estimate. In either case, we consider variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Reassessments of our variable consideration may occur as historical information changes. Transaction prices should also be adjusted for the effects of time value of money if the timing of payments provides either the customer or ourselves a significant benefit of financing.

•

Allocation of the transaction price to the performance obligations in the contract — If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Variable consideration is also allocated to the performance obligations. If the terms of variable consideration relate to one performance obligation, it is entirely allocated to that obligation. Otherwise, it is allocated to all the performance obligations in the contract.

•

Recognition of revenue when, or as, we satisfy a performance obligation — We satisfy performance obligations either over time or at a point in time. We typically recognize revenue at a point in time for promises to transfer goods to a customer.  Services are typically transferred over time based on an appropriate method for measuring our progress toward completion of that performance obligation. Our stand-ready services, including both hardware and software maintenance support, are transferred ratably over the period of the contract. For other services such as our fixed professional services contract, we use an input method to determine the percentage of completion.  That is, we estimate the effort to date versus the expected effort required over the life of the contract.

Disaggregation of revenue

      To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we group our products by “Strategic” and “Mature” solutions. Strategic solutions include Clustered ONTAP, branded E-Series, SolidFire, converged and hyper-converged infrastructure, ELAs and other optional add-on software products. Mature solutions include 7-mode ONTAP, add-on hardware and related operating system (OS) software and original equipment manufacturers (OEM) products. Both our Mature and Strategic product lines include a mix of disk, hybrid and all flash storage media. Additionally, we provide a variety of services including software maintenance, hardware maintenance and other services including professional services, global support solutions, and customer education and training.

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
Product revenues	$875	$727
Strategic	612	498
Mature	263	229
Software maintenance revenues	229	223
Hardware maintenance and other services revenues	370	371
Hardware maintenance support contracts	303	298
Professional and other services	67	73
Net revenues	$1,474	$1,321

      Revenues by geographic region are presented in Note 15 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue

      The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	July 27, 2018	April 27, 2018
Deferred product revenue	$102	$107
Deferred services revenue	3,046	3,134
Financed unearned services revenue	112	122
Total	$3,260	$3,363

Reported as:
Short-term	$1,623	$1,712
Long-term	1,637	1,651
Total	$3,260	$3,363

Deferred product revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria. Deferred services revenue represents customer payments made in advance for services, which include software and hardware maintenance contracts and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 16 – Commitments and Contingencies for additional information related to these arrangements.

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
Balance at beginning of period	$3,363	$3,213
Additions	511	497
Revenue recognized during the period	(614)	(583)
Balance at end of period	$3,260	$3,127

      During the three months ended July 27, 2018 and July 28, 2017, we recognized $561 million and $528 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

      As of July 27, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,260 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 50% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 26% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

As a result of our adoption of ASC 606 in the first quarter of fiscal 2019, we capitalize sales commissions that are incremental direct costs of obtaining customer contracts for which revenue is not immediately recognized and classify them as current or non-current based on the terms of the related contracts. Capitalized commissions are amortized based on the transfer of goods or services to which they relate, typically over one to three years, and are also periodically reviewed for impairment. Amortization expense is recorded to sales and marketing expense in our condensed consolidated statements of operations. The following tables summarize the activity related to deferred commissions and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
Balance at beginning of period	$137	$113
Additions	19	18
Expense recognized during the period	(21)	(15)
Balance at end of period	$135	$116

	July 27, 2018	April 27, 2018
Other current assets	$64	$66
Other non-current assets	71	71
Total deferred commissions	$135	$137

7. Other income, net

Other income, net consists of the following (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
Interest income	$25	$16
Interest expense	(14)	(13)
Other income, net	7	2
Total other income, net	$18	$5

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

Investments

The following is a summary of our investments (in millions):

	July 27, 2018				April 27, 2018
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,740	$1	$(39)	$1,702	$1,865	$1	$(39)	$1,827
U.S. Treasury and government debt securities	441	—	(5)	436	497	—	(5)	492
Commercial paper	38	—	—	38	230	—	—	230
Certificates of deposit	116	—	—	116	115	—	—	115
Mutual funds	34	—	—	34	31	—	—	31
Total debt and equity securities	$2,369	$1	$(44)	$2,326	$2,738	$1	$(44)	$2,695

 As of July 27, 2018 and April 27, 2018, the unrealized losses on our available-for-sale investments were caused by market value declines as a result of increasing market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis, we have determined that no other-than-temporary impairments were required to be recognized on these investments as of July 27, 2018 and April 27, 2018.

The following table presents the contractual maturities of our debt investments as of July 27, 2018 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$687	$685
Due after one year through five years	1,040	1,024
Due after five years through ten years	608	583
	$2,335	$2,292

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 27, 2018
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,519	$2,519	$—
Corporate bonds	1,702	—	1,702
U.S. Treasury and government debt securities	436	234	202
Commercial paper	38	—	38
Certificates of deposit	116	—	116
Total cash, cash equivalents and short-term investments	$4,811	$2,753	$2,058
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$28	$28	$—
Foreign currency exchange contracts assets (1)	$1	$—	$1

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of July 27, 2018 and April 27, 2018, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of July 27, 2018 and April 27, 2018, the fair value of our long-term debt was approximately $1,518 million and $1,523 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

9. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	July 27, 2018		April 27, 2018
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due September 2019	400	2.32%	400	2.32%
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
3.30% Senior Notes Due September 2024	400	3.42%	400	3.42%
Total principal amount	1,550		1,550
Unamortized discount and issuance costs	(8)		(9)
Total long-term debt	$1,542		$1,541

Senior Notes

Our 2.00% Senior Notes and 3.30% Senior Notes, each with a principal amount of $400 million, were issued in September 2017. Interest on these Senior Notes is paid semi-annually in March and September. Our 3.375% Senior Notes and 3.25% Senior Notes, with principal amounts of $500 million and $250 million, respectively, were issued in June 2014 and December 2012, respectively. Interest on these Senior Notes is paid semi-annually in June and December. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 27, 2018, we were in compliance with all covenants associated with the Senior Notes.

As of July 27, 2018, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2020	$400
2022	500
2023	250
2025	400
Total	$1,550

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of July 27, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $200 million, a weighted-average interest rate of 2.28% and maturities ranging from 14 days to 31 days. As of April 27, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $385 million, a weighted-average interest rate of 2.29% and maturities ranging from 19 days to 32 days.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended in July 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of July 27, 2018 we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

10. Stockholders’ Equity

Equity Incentive Awards

As of July 27, 2018, we have certain equity incentive awards (awards) outstanding, which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 27, 2018	1	$31.19
Outstanding as of July 27, 2018	1	$29.86	3.50	$40
Exercisable as of July 27, 2018	1	$32.23	3.05	$34

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
Intrinsic value of exercises	$15	$5
Proceeds received from exercises	$13	$6
Fair value of options vested	$1	$3

Restricted Stock Units

In the three months ended July 27, 2018, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria, in addition to the service based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate three year performance period, which began on the date specified in the grant agreements and ends the last day of fiscal 2021. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the current quarter, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of fiscal 2021. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. For the remaining PBRSUs granted, the number of shares issued will depend upon our achievement against a cumulative Adjusted Operating Income (AOI) target, as defined in the grant agreements, for the three year period from fiscal 2019 through 2021. The fair values of these awards were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate compensation cost associated with all PBRSUs granted in the current quarter was $22 million, which is being recognized over the remaining applicable performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 27, 2018	9	$32.91
Granted	3	$62.42
Vested	(3)	$31.34
Forfeited	(1)	$31.62
Outstanding as of July 27, 2018	8	$43.43

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
Shares withheld for taxes	1	1
Fair value of shares withheld	$84	$57

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
Shares issued under the ESPP	2	2
Proceeds from issuance of shares	$49	$42

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
Cost of product revenues	$1	$1
Cost of hardware maintenance and other services revenues	3	3
Sales and marketing	17	21
Research and development	12	15
General and administrative	7	8
Total stock-based compensation expense	$40	$48
Income tax benefit for stock-based compensation expense	$5	$9

As of July 27, 2018, total unrecognized compensation expense related to our equity awards was $362 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.5 years.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management.

The following table summarizes activity related to this program for the three months ended July 27, 2018 (in millions, except per share amounts):

Number of shares repurchased	7
Average price per share	$74.37
Aggregate purchase price	$500
Remaining authorization at end of period	$3,500

The aggregate purchase price of our stock repurchases for the three months ended July 27, 2018 consisted of $500 million of open market purchases, of which $277 million and $223 million were allocated to additional paid-in capital and retained earnings (accumulated deficit), respectively.

Since the May 13, 2003 inception of our stock repurchase program through July 27, 2018, we repurchased a total of 291 million shares of our common stock at an average price of $34.79 per share, for an aggregate purchase price of $10.1 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 27, 2018	July 28, 2017
Dividends per share declared	$0.40	$0.20
Dividend payments allocated to additional paid-in capital	$105	$—
Dividend payments allocated to retained earnings (accumulated deficit)	$—	$54

On August 15, 2018, we declared a cash dividend of $0.40 per share of common stock, payable on October 24, 2018 to holders of record as of the close of business on October 5, 2018. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings (Accumulated Deficit)

A reconciliation of retained earnings (accumulated deficit) is as follows (in millions):

Balance as of April 27, 2018	$(9)
Cumulative-effect of new accounting principle	(51)
Net income	283
Repurchases of common stock	(223)
Balance as of July 27, 2018	$—

In the three months ended July 27, 2018, we adopted an ASU that eliminates the deferred tax effects of intra-entity asset transfers other than inventory and recorded the cumulative-effect of adoption to retained earnings (accumulated deficit). Refer to Note 1 – Description of Business and Significant Accounting Policies for details.

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 27, 2018 or April 27, 2018. We did not recognize any gains or losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 27, 2018	April 27, 2018
Forward contracts sold	$129	$115
Forward contracts purchased	$119	$412

As of July 27, 2018 and April 27, 2018, there were no instruments designated as cash flow hedges outstanding.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$10	$(2)

12. Restructuring Charges

During the three months ended July 27, 2018, we announced a restructuring plan (the May 2018 Plan) to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce of less than 2%. Charges related to the plan consisted primarily of employee severance-related costs. We expect to complete the May 2018 Plan by the second quarter of fiscal 2019 with no significant additional charges incurred.

Management previously approved the November 2016 Plan, under which we reduced our global workforce by approximately 6%. We completed all workforce related activities under this plan as of the end of fiscal 2017. The remaining balance as of July 27, 2018 principally relates to lease obligations that will be paid over their remaining terms.

Activities related to our restructuring plans are summarized as follows (in millions):

	Three Months Ended			Three Months Ended
	July 27, 2018			July 28, 2017
	May 2018 Plan	November 2016 Plan	Total	November 2016 Plan
Balance at beginning of period	$—	$6	$6	$13
Net charges	19	—	19	—
Cash payments	(9)	(1)	(10)	(4)
Balance at end of period	$10	$5	$15	$9

13. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 27, 2018	July 28, 2017
Effective tax rates	(4.0)%	9.7%

     Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory tax rate. The differences in effective tax rates for the three months ended July 27, 2018 and July 28, 2017 were primarily related to the adoption of the new revenue standard and differences in discrete benefits for stock-based compensation.

The effective tax rate for the three months ended July 28, 2017 has been restated to reflect the retrospective application of the new revenue standard. During the three months ended July 27, 2018, we recognized a $34 million discrete tax benefit for adjustments to certain intercompany transactions resulting from the retrospective application of the new standard. See Note 6 – Revenue for additional details.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the imposition of a one-time transition tax on deferred foreign earnings, and the creation of new taxes on certain foreign-sourced earnings. As of July 27, 2018, we have not fully completed the accounting for the tax impacts of the TCJA. No significant adjustments to prior period estimates or positions have been made in the current period. The provisional amounts recorded are based on reasonable estimates and our current interpretation and understanding of the TCJA. The final impacts of U.S. tax reform may differ, possibly materially, due to factors such as the issuance of further regulatory guidance, changes in interpretations, and the collection and analysis of additional information. The Company is also still evaluating the effects of the TCJA’s global minimum tax on intangible low-taxed income (“GMT”) and has not yet made an accounting policy election to either account for the tax under a period cost method or a deferred method. For the first quarter of fiscal 2019, we have accounted for the GMT under a period cost method as we continue to evaluate potential impacts. In accordance with Staff Accounting Bulletin 118, we will complete the accounting of the tax effects of the TCJA within the measurement period not to extend beyond one year from the enactment date.

     As of July 27, 2018, we had $351 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $301 million would affect our provision for income taxes if recognized, and $319 million has been recorded in other long-term liabilities.

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

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for such withholding tax and filed an appeal with the Danish Tax Tribunal. In December 2011, the Danish Tax Tribunal issued a ruling in favor of NetApp. The Danish tax examination agency appealed this decision at the Danish High Court (DHC) in March 2012. In February 2016, the DHC requested a preliminary ruling from the Court of Justice of the European Union (CJEU). Parties were heard before the court in October 2017. During March 2018, the Advocate General issued an opinion which was largely in favor of NetApp, however, the CJEU is not bound by the opinion of the Advocate General. It is expected that the preliminary ruling will be issued during our fiscal year 2019. Once a ruling has been issued by the CJEU, it will be reviewed and may be subjected to additional briefing by the DHC. Once complete, the DHC will issue its final decision.  We expect this decision to be complete during our fiscal year 2019 or 2020.

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

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	July 27, 2018	July 28, 2017
Numerator:
Net income	$283	$131
Denominator:
Shares used in basic computation	262	270
Dilutive impact of employee equity award plans	7	8
Shares used in diluted computation	269	278
Net Income per Share:
Basic	$1.08	$0.49
Diluted	$1.05	$0.47

No potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculation for the three months ended July 27, 2018. For the three months ended July 28, 2017, 2 million potential shares from outstanding awards were excluded from the calculation as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended
	July 27, 2018	July 28, 2017
United States, Canada and Latin America (Americas)	$843	$721
Europe, Middle East and Africa (EMEA)	430	401
Asia Pacific (APAC)	201	199
Net revenues	$1,474	$1,321

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $761 million and $639 million during the three months ended July 27, 2018 and July 28, 2017, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	July 27, 2018	April 27, 2018
U.S.	$553	$853
International	4,258	4,538
Total	$4,811	$5,391

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 27, 2018	April 27, 2018
U.S.	$581	$566
International	187	190
Total	$768	$756

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 27, 2018	July 28, 2017
Arrow Electronics, Inc.	22%	23%
Tech Data Corporation	17%	20%

The following customers accounted for 10% or more of accounts receivable in at least one of the periods presented:

	July 27, 2018	April 27, 2018
Arrow Electronics, Inc.	16%	17%
Tech Data Corporation	9%	17%

16. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally. Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $184 million as of July 27, 2018.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of July 27, 2018, we had $382 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 27, 2018 and April 27, 2018, such liability amounted to $22 million and $14 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of July 27, 2018, we had $5 million in construction related obligations and $195 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $30 million and $31 million of receivables during the three months ended July 27, 2018 and July 28, 2017, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we recognize revenues in accordance with our revenue recognition policy, as updated to reflect the adoption of ASC 606. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of July 27, 2018 and April 27, 2018, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of July 27, 2018, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of July 27, 2018 related to such matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of NetApp, Inc. (“we,” “us,” or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our consolidated financial statements as of and for the fiscal year ended April 27, 2018, and the notes thereto, contained in our Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we group our products by “Strategic” and “Mature” solutions. Strategic solutions include Clustered ONTAP, branded E-Series, SolidFire, converged and hyper-converged infrastructure, enterprise software license agreements (ELAs) and other optional add-on software products. Mature solutions include 7-mode ONTAP, add-on hardware and related operating system (OS) software and original equipment manufacturers (OEM) products. Both our Mature and Strategic product lines include a mix of disk, hybrid and all flash storage media.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and cash conversion cycle):

	Three Months Ended
	July 27, 2018	July 28, 2017
Net revenues	$1,474	$1,321
Gross profit	$963	$824
Gross profit margin percentage	65%	62%
Income from operations	$254	$140
Income from operations as a percentage of net revenues	17%	11%
Net income	$283	$131
Diluted net income per share	$1.05	$0.47
Operating cash flows	$326	$250

	July 27, 2018	April 27, 2018
Deferred revenue and financed unearned services revenue	$3,260	$3,363
Cash conversion cycle (days)	(20)	(14)

Stock Repurchase Program and Dividend Activity

During the first quarter of fiscal 2019, we repurchased 7 million shares of our common stock at an average price of $74.37 per share, for an aggregate of $500 million. We also declared cash dividends of $0.40 per share in that period, for which we paid an aggregate of $105 million.

Adoption of Revenue Accounting Standard

As of the beginning of fiscal 2019, we adopted the new accounting standard Revenue from Contracts with Customers (ASC 606) using the full retrospective method of adoption. Accordingly, our prior period condensed consolidated financial statements and supplementary data, as presented herein, have been restated to conform to the new rules. As illustrated in Note 6 – Revenue of the Notes to Condensed Consolidated Financial Statements, the overall impact of adoption was not significant to prior periods. However, application of the new rules to our ELAs resulted in approximately $90 million of product revenues for such arrangements in the first three months of fiscal 2019 that are incremental to the amount we would have recognized under the old standard. Under ASC 606, we recognize the software license fee component of our ELAs up-front, whereas under the prior rules the software license fee was recognized over the term of the ELA.

Restructuring Event

During the first quarter of fiscal 2019, we announced a restructuring and reduction in workforce to reduce costs and redirect resources to our highest return activities. In connection with this action, we reduced our worldwide headcount by less than 2%, and incurred aggregate charges of approximately $19 million, consisting primarily of employee severance costs.

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

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2018 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report, except with respect to revenue recognition as a result of the adoption of ASC 606 in the first quarter of fiscal 2019. Refer to Note 6 – Revenue of the Notes to Condensed Consolidated Financial Statements for details.

New Accounting Standards

See Note 2 – Recent Accounting Standards Not Yet Effective of the Notes to Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on our financial statements.

Results of Operations

Our fiscal year is reported as a 52- or 53-week year that ends on the last Friday in April. Fiscal years 2019 and 2018 are each 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 27, 2018	July 28, 2017
Revenues:
Product	59%	55%
Software maintenance	16	17
Hardware maintenance and other services	25	28
Net revenues	100	100
Cost of revenues:
Cost of product	27	28
Cost of software maintenance	—	1
Cost of hardware maintenance and other services	7	9
Gross profit	65	62
Operating expenses:
Sales and marketing	28	32
Research and development	14	15
General and administrative	5	5
Restructuring charges	1	—
Total operating expenses	48	52
Income from operations	17	11
Other income, net	1	—
Income before income taxes	18	11
Provision (benefit) for income taxes	(1)	1
Net income	19%	10%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the first quarter fiscal 2019 were $1,474 million, reflecting an increase of $153 million, or 12%, compared to the corresponding period of the prior year, primarily reflecting higher product revenues.

Gross profit as a percentage of net revenues for the first quarter of fiscal 2019 increased by three percentage points, compared to the corresponding period in fiscal 2018, reflecting higher margins on product revenues. Gross profit margins on product revenues increased six percentage points in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, primarily reflecting high margins on revenue recognized during the current quarter related to the software license components of several ELAs, and, to a lesser extent, higher average selling prices (ASPs).

Sales and marketing, research and development, and general and administrative expenses for the first quarter of fiscal 2019 totaled $690 million. This represented 47% of net revenues, a decrease of five percentage points compared to the first quarter of fiscal 2018, primarily due to higher net revenues in the current quarter.

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Net revenues	$1,474	$1,321	12%

The increase in net revenues for the first quarter of fiscal 2019 compared to the corresponding period of fiscal 2018 was primarily due to an increase in product revenues of $148 million. Product revenues as a percentage of net revenues increased four percentage points in the first quarter of fiscal 2019 compared to the corresponding period of fiscal 2018.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended
	July 27, 2018	July 28, 2017
Arrow Electronics, Inc.	22%	23%
Tech Data Corporation	17%	20%

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Product revenues	$875	$727	20%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, OEM products, ELAs and add-on hardware and software.

Product revenues from strategic solutions represented 70% of product revenues in the first quarter of fiscal 2019, compared to 69% in the corresponding period of the prior year. Product revenues from mature solutions represented 30% of product revenues in the first quarter of fiscal 2019, compared to 31% in the corresponding period of the prior year.

Total product revenues from strategic solutions totaled $612 million in the first quarter of fiscal 2019 reflecting a 23% increase from $498 million in the first quarter of fiscal 2018. This increase was primarily due to over $90 million of current quarter revenues from the software license component of several ELAs, which, under ASC 606, were recognized up-front. There were no comparable ELAs in the first quarter of fiscal 2018. An increase in ASP, driven by the sales of our All-Flash FAS products, also contributed to the increase in revenues in the current quarter.

Total product revenue from mature solutions totaled $263 million in the first quarter of fiscal 2019, an increase of 15% from $229 million in in the first quarter of fiscal 2018, attributable to a 17% increase in add-on hardware, storage and related OS revenues and a 49% increase in OEM revenues. As of the first quarter of fiscal 2019, we are no longer selling 7-mode systems, reflecting the movement of customers to our newer products.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Software maintenance revenues	$229	$223	3%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Hardware maintenance and other services revenues	$370	$371	—%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were relatively flat year over year, at $303 million for the first quarter of fiscal 2019, compared to $298 million for the corresponding period of the prior year.

Professional services and educational and training services revenues were $67 million for the first quarter of fiscal 2019, compared to $73 million for the corresponding period of the prior year.

Revenues by Geographic Area:

	Three Months Ended
	July 27, 2018	July 28, 2017
United States, Canada and Latin America (Americas)	57%	55%
Europe, Middle East and Africa (EMEA)	29%	30%
Asia Pacific (APAC)	14%	15%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Our geographic distribution of revenues as a percentage of net revenues was relatively consistent in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Cost of product revenues	$398	$376	6%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2019 to Fiscal 2018
Percentage Change Points
Materials costs	4
Excess and obsolete inventory	1
Other	1
Total change	6

Cost of product revenues represented 45% of product revenues for the first quarter of fiscal 2019, compared to 52% for the first quarter of fiscal 2018. Materials costs represented 87% of product costs for the first quarter of fiscal 2019, compared to 88% in the first quarter of fiscal 2018.

Materials costs increased $16 million in the first quarter of fiscal 2019, compared to the corresponding period of the prior year, primarily due to higher unit volumes of All-Flash FAS products.

Average unit materials costs for Clustered ONTAP systems increased by 15% in the first quarter of fiscal 2019 compared to the corresponding period of the prior year.

The benefit of high margins on revenue recognized during the current quarter related to the software license components of several ELAs, and an increase in ASP for strategic systems, resulting in higher margins for strategic solutions in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Margins for mature products were relatively consistent in the first quarter of fiscal 2019 compared to the corresponding period of the prior year.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Cost of software maintenance revenues	$7	$7	—%

Cost of software maintenance revenues was relatively flat in the first quarter of fiscal 2019 compared to the corresponding period of fiscal 2018 and represented 3% of software maintenance revenues for both periods.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Cost of hardware maintenance and other services revenues	$106	$114	(7)%

Cost of hardware maintenance and other services revenues decreased by $8 million, or 7%, for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, primarily due to the favorable impact of cost savings initiatives. Costs represented 29% of hardware maintenance and other services revenues in the first quarter of fiscal 2019, compared to 31% in the first quarter of fiscal 2018.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $5 million, or 1% in the first quarter of fiscal 2019 compared to the corresponding period in the prior year, primarily reflecting higher salaries as a result of merit increases, partially offset by lower stock-based compensation expense. Average headcount was relatively consistent in both periods.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Sales and marketing expenses	$409	$423	(3)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

Three Months Ended
Fiscal 2019 to Fiscal 2018
Percentage Change Points
Compensation costs	(1)
Facilities and IT support costs	(2)
Total change	(3)

The decrease in compensation costs for the first quarter of fiscal 2019 compared to the corresponding period in the prior year reflects a 2% decrease in average headcount and lower stock-based compensation expense, partially offset by higher average salaries, reflecting merit increases. Facilities and IT support costs decreased during the first quarter of fiscal 2019 compared to the corresponding period in the prior year primarily due to cost containment efforts. Commissions expense was relatively consistent in both quarters.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Research and development expenses	$208	$193	8%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

Three Months Ended
Fiscal 2019 to Fiscal 2018
Percentage Change Points
Compensation costs	6
Development projects and outside services	3
Depreciation	(1)
Total change	8

The increase in compensation costs for the first quarter of fiscal 2019 compared to the corresponding period in the prior year was attributable to an 8% increase in average headcount and higher average salaries, reflecting merit increases, partially offset by lower stock-based compensation expense. Development projects and outside services increased as a result of higher spending on materials and services associated with engineering activities to develop new products and enhance existing products. Depreciation expense decreased primarily due to certain equipment becoming fully depreciated.

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
General and administrative expenses	$73	$68	7%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. The increase in the first quarter of fiscal 2019 compared to the same period in the prior year was primarily due higher spending levels on projects and outside services, and an increase in spending on IT projects. Compensation costs were relatively consistent in both quarters.

Restructuring Charges (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Restructuring charges	$19	$—	NM

NM – Not Meaningful

During the three months ended July 27, 2018, we announced a restructuring plan (the May 2018 Plan) to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce of less than 2%. Charges related to the plan consisted primarily of employee severance-related costs. We expect to complete the May 2018 Plan by the second quarter of fiscal 2019 with no significant additional charges incurred. See Note 12 – Restructuring Charges of the Notes to Condensed Consolidated Financial Statements for more details.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Interest income	$25	$16	56%
Interest expense	(14)	(13)	8%
Other income, net	7	2	250%
Total	$18	$5	260%

Interest income increased in the first quarter of fiscal 2019 compared to the corresponding period of the prior year, primarily due to a shift in our investment portfolio to higher-yielding investments.

Provision (Benefit) for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 27, 2018	July 28, 2017	% Change
Provision (benefit) for income taxes	$(11)	$14	NM

Our effective tax rate for the first quarter of fiscal 2019 was -4.0% compared to an effective tax rate of 9.7% for the first quarter of fiscal 2018. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate decreased for the first quarter of fiscal 2019 compared to the corresponding period in the prior year primarily due to the recognition of a $34 million discrete tax benefit for adjustments to certain intercompany transactions resulting from the retrospective application of the new revenue standard, and increased discrete benefits for stock-based compensation.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the imposition of a one-time transition tax on deferred foreign earnings, and the creation of new taxes on certain foreign-sourced earnings. As of July 27, 2018, we have not fully completed the accounting for the tax impacts of the TCJA. No significant adjustments to prior period estimates or positions have been made in the current period. The provisional amounts recorded are based on reasonable estimates and our current interpretation and understanding of the TCJA. The final impacts of U.S. tax reform may differ, possibly materially, due to factors such as the issuance of further regulatory guidance, changes in interpretations, and the collection and analysis of additional information. The Company is also still evaluating the effects of the TCJA’s global minimum tax on intangible low-taxed income (“GMT”) and has not yet made an accounting policy election to either account for the tax under a period cost method or a deferred method. For the first quarter of fiscal 2019, we have accounted for the GMT under a period cost method as we continue to evaluate potential impacts. In accordance with Staff Accounting Bulletin 118, we will complete the accounting of the tax effects of the TCJA within the measurement period not to extend beyond one year from the enactment date.

As of July 27, 2018, we had $351 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $301 million would affect our provision for income taxes if recognized, and $319 million has been recorded in other long-term liabilities.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	July 27, 2018	April 27, 2018
Cash, cash equivalents and short-term investments	$4,811	$5,391
Principal amount of debt	$1,750	$1,935

The following is a summary of our cash flow activities:

	Three Months Ended
(In millions)	July 27, 2018	July 28, 2017
Net cash provided by operating activities	$326	$250
Net cash provided by investing activities	186	53
Net cash provided by (used in) financing activities	(812)	181
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	19
Net increase (decrease) in cash, cash equivalents and restricted cash	$(314)	$503

Cash Flows

As of July 27, 2018, our cash, cash equivalents and short-term investments were $4.8 billion, a decrease of $0.6 billion from April 27, 2018. The decrease was primarily due to $500 million paid for the repurchase of our common stock, $105 million used for the payment of dividends, $185 million used for the net repayment of commercial paper notes, and $64 million in purchases of property and equipment, partially offset by $326 million of cash provided by operating activities. Working capital decreased by $0.4 billion to $3.0 billion as of July 27, 2018 compared to April 27, 2018 primarily due to a decrease in accounts receivable, and decreases in cash, cash equivalents and short-term investments as discussed above, partially offset by decreases in accounts payable and accrued expenses.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle:

	Three Months Ended
(In days)	July 27, 2018	April 27, 2018	July 28, 2017
Days sales outstanding (1)	38	58	37
Days inventory outstanding (2)	17	18	25
Days payables outstanding (3)	(76)	(90)	(53)
Cash conversion cycle (4)	(20)	(14)	8

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on ending accounts receivable and net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the quarters presented above). DSO for the first quarter of fiscal 2019 was relatively consistent with the corresponding period of fiscal 2018, while it decreased compared to the fourth quarter of fiscal 2018 due to lower seasonal invoicing levels and more favorable shipping linearity.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of revenues per day for the current quarter. DIO for the first quarter of fiscal 2019 was relatively consistent with the fourth quarter of 2018, while it decreased compared to the corresponding period of fiscal 2018, primarily due to lower levels of purchased components on hand at the end of the current quarter.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. DPO for the first quarter of fiscal 2019 increased compared to the corresponding period of fiscal 2018, primarily as a result of improved vendor payables management and an extension of payment terms with our suppliers. DPO for the first quarter of fiscal 2019 decreased compared to the fourth quarter of 2018, primarily due to the timing of purchases from contract manufacturers.

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

Cash Flows from Operating Activities

During the first quarter of fiscal 2019, we generated cash from operating activities of $326 million, reflecting net income of $283 million, adjusted by non-cash depreciation and amortization of $49 million, and stock-based compensation of $40 million, compared to $250 million of cash generated from operating activities during the first quarter of fiscal 2018.

Changes in assets and liabilities in the first quarter of fiscal 2019 included the following:

•	Accounts receivable decreased $423 million, reflecting lower DSO.
•	Accounts payable decreased $117 million, reflecting lower DPO.
•	Accrued expenses decreased $221 million, primarily due to employee compensation payouts related to fiscal year 2018 commissions and incentive compensation plans

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

Cash Flows from Investing Activities

During the first quarter of fiscal 2019, we generated $248 million from maturities and sales of investments, net of purchases, and paid $64 million for capital expenditures, compared to $112 million and $36 million, respectively, during the first quarter of fiscal 2018.

Cash Flows from Financing Activities

During the first quarter of fiscal 2019, we used $500 million for the repurchase of seven million shares of our common stock, $105 million for the payment of dividends, and $185 million for the repayment of commercial paper notes, net, compared to $150 million used for the repurchase of four million shares of common stock, $54 million used for the payment of dividends, and $394 million generated from issuances of commercial paper notes, net, during the first quarter of fiscal 2018.

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

Liquidity

Our principal sources of liquidity as of July 27, 2018 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	July 27, 2018	April 27, 2018
Cash and cash equivalents	$2,627	$2,941
Short-term investments	2,184	2,450
Total	$4,811	$5,391

As of July 27, 2018 and April 27, 2018, $4.3 billion and $4.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.5 billion and $0.9 billion, respectively, were available in the U.S. at the end of each period. The TCJA imposes a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the provisional estimates recorded for the impacts of the TCJA, we have reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 27, 2018.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 27, 2018 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of July 27, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $200 million, a weighted-average interest rate of 2.28% and maturities ranging from 14 days to 31 days.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of July 27, 2018, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2019 to be between $100 million and $150 million.

Dividends and Stock Repurchase Program

On August 15, 2018, we declared a cash dividend of $0.40 per share of common stock, payable on October 24, 2018 to holders of record as of the close of business on October 5, 2018.

Our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through July 27, 2018, we repurchased a total of 291 million shares of our common stock at an average price of $34.79 per share, for an aggregate purchase price of $10.1 billion. As of July 27, 2018, the remaining authorized amount for stock repurchases under this program was $3.5 billion.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of July 27, 2018, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $184 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of July 27, 2018, we had $382 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of July 27, 2018, we had $5 million in construction related obligations and $195 million in other purchase obligations.

Unrecognized Tax Benefits

As of July 27, 2018, our liability for uncertain tax positions was $319 million, including interest, penalties and offsetting indirect benefits. Due to uncertainties regarding tax audits and their possible outcomes, we are unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $30 million and $31 million of receivables during the first quarter of fiscal 2018 and fiscal 2017, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we recognize revenues in accordance with our revenue recognition policy, as updated to reflect the adoption of ASC 606. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of July 27, 2018 and April 28, 2017, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of July 27, 2018, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of July 27, 2018, we had fixed income debt investments of $2.3 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, commercial paper and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of July 27, 2018 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $55 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of July 27, 2018, we have outstanding $1.6 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 9 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of July 27, 2018, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 27, 2018, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 16 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

The following descriptions of risk factors includes any material changes to, and supersedes the description of risk factors associated with, the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 27, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) (the “2018 Form 10-K”) under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly cause our actual results of operations and financial condition to vary materially from the past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price.

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

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage and data management solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage and data management solutions to address this demand. However, despite continued data growth, the networked storage hardware market experienced a decline in each of the last three calendar years due to a combination of customers delaying purchases in the face of technology transitions, increasing adoption of cloud environments built on commodity hardware, increased storage efficiency, and changing economic and business environments. While customers are navigating through their information technology (IT) transformations, which leverage modern architectures and hybrid cloud environments, they are also reducing IT budgets, looking for simpler solutions, and rethinking how they consume IT. This evolution is diverting spending towards transformational projects and architectures like flash, hybrid cloud, IT as a service, converged infrastructure, and software defined storage. Our business may be adversely impacted if we are unable to keep pace with rapid industry, technological or market changes or if our Data Fabric strategy is not accepted in the marketplace. As a result of these and other factors discussed in the report, our revenue may decline as it did in fiscal years 2015, 2016 and 2017, on a year-over-year basis. The future impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products, services and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

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

Our new consumption-based business models may adversely affect our revenues and profitability.

We offer customers a full range of consumption models, including the deployment of our software through our subscription and cloud-based Software as a Service (SaaS), and utility pricing and managed services offerings for our hardware and software systems. These business models continue to evolve, and we may not be able to compete effectively, generate significant revenues or maintain the profitability of our consumption-based offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our on-premise hardware and software offerings and could have a dampening impact on overall demand for our on-premise hardware and software product and service offerings, which could reduce our revenues and profitability, at least in the near term. If we do not successfully execute our consumption model strategy or anticipate the needs of our customers, our revenues and profitability could decline.

As customer demand for our consumption model offerings increases, we will experience differences in the timing of revenue recognition between our traditional hardware and software license arrangements, including for the software license components of enterprise software license agreements, (for which revenue is generally recognized in full at the time of delivery), relative to our consumption model offerings, (for which revenue is generally recognized ratably over the term of the arrangement). We incur certain expenses associated with the infrastructure and marketing of our consumption model offerings in advance of our ability to recognize the revenues associated with these offerings.

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

For additional information regarding our competitors, see the section entitled “Competition” contained in Item 1 – Business of Part I of the 2018 Form 10-K. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power. An increase in industry consolidation might result in stronger competitors that are better able to compete as full-stack vendors for customers and achieve increased economies of scale in the supply chain. For example, in October 2016, Dell Inc. and EMC Corp. consummated their agreement to merge. Also, in April 2017, HP Enterprise completed their acquisition of Nimble Storage. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers.

Continuing uncertain economic and political conditions restrict our visibility and may harm our operating results, including our revenue growth and profitability.

Continuing global economic uncertainty, political conditions and fiscal challenges in the United States (U.S.) and abroad have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage and networking industries at large, as well as the IT market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Consequently, we expect these concerns to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

Our gross margins vary.

Our gross margins reflect a variety of factors, including competitive pricing, component and product design, and the volume and relative mix of revenues from product, software maintenance, hardware maintenance and other services. Increased component costs, increased pricing and discounting pressures, the relative and varying rates of increases or decreases in component costs and product prices, or changes in the mix of revenue or decreased volume from product, software maintenance, hardware maintenance and other services could harm our revenues, gross margins or earnings. Our gross margins are also impacted by the cost of any materials that are of poor quality and our sales and distribution activities, including, without limitation, pricing actions, rebates, sales initiatives and discount levels, and the timing of service contract renewals.

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

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected us in the past, and could negatively affect our revenues in the future.

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

We do not manufacture our products or their components. Instead, we rely on third parties to make our products and critical components, such as disk drives, as well as for associated logistics. Our lack of direct responsibility for, and control over, these elements of our business, as well as the diverse international geographic locations of our manufacturing partners and suppliers, creates significant risks for us, including, among other things:

•Limited ability to control the quality, quantity and cost of our products or of their components;

•	The potential for binding price or purchase commitments with our suppliers at higher than market rates;

•Limited ability to adjust production volumes in response to our customers’ demand fluctuations;

•Labor and political unrest at facilities we do not operate or own;

•Geopolitical disputes disrupting our supply chain;

•	Business, legal compliance, litigation and financial concerns affecting our suppliers or their ability to manufacture and ship our products in the quantities, quality and manner we require; and

•	Disruptions due to floods, earthquakes, storms and other natural disasters, particularly in countries with limited infrastructure and disaster recovery resources.

Such risks have subjected us, and could in the future subject us, to supply constraints, price increases and minimum purchase requirements and our business, operating results and financial condition could be harmed. The risks associated with our outsourced manufacturing model are particularly acute when we transition products to new facilities or manufacturers, introduce and increase volumes of new products or qualify new contract manufacturers or suppliers, at which times our ability to manage the relationships among us, our manufacturing partners and our component suppliers, becomes critical. New manufacturers, products, components or facilities create increased costs and risk that we will fail to deliver high quality products in the required volumes to our customers. Any failure of a manufacturer or component supplier to meet our quality, quantity or delivery requirements in a cost-effective manner will harm our business, operating results and customer relationships.

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

Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results as a whole. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition. The recent U.S. tax law changes enacted through the Tax Cuts and Jobs Act are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as the Treasury Department and/or Internal Revenue Service. Changes to interpretations of the law could change the provisional tax expense or accounting treatment of the $732 million expense we have recorded in relation to the transition tax. We have elected to pay the transition tax over a period of eight years. As result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in May 2015, March 2016, November 2016 and May 2018, we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. In fiscal 2018, we created the Storage Systems and Software, Cloud Data Services, and Cloud Infrastructure business units to enable us to develop the organization and systems to successfully execute a multi-product business. We also reorganized our sales resources to better align with customer and market opportunities. We may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including our new business unit structure and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third-party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

If our products are defective, or are perceived to be defective as a result of improper use or maintenance, our gross margins, operating results and customer relationships may be harmed.

Our hardware and software products are complex. We have experienced in the past, and expect to experience in the future, quality issues. Such quality issues may be due to, for example, our own designs or processes, the designs or processes of our suppliers, and/or flaws in third-party software used in our products. Quality risk is most acute when we are introducing new products. We have also increased the cadence of our product release cycle, which could impact product and service quality. Quality issues have and could again in the future cause customers to experience outages or disruptions in service, data loss or data corruption. If we fail to remedy a product defect, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, loss of revenue, inventory costs or product reengineering expenses and higher ongoing warranty and service costs, and these occurrences could have a material impact on our gross margins, business and operating results. In addition, we exercise little control over how our customers use or maintain our products, and in some cases improper usage or maintenance could impair the performance of our products, which could lead to a perception of a quality issue. Customers and we may experience losses that may result from or are alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages.

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

If a cybersecurity or other security breach occurs on our systems or on our end -user customer systems, or if stored data is improperly accessed, customers may reduce or cease using our solutions, our reputation may be harmed and we may incur significant liabilities.

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

High-profile cyberattacks and security breaches have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting IT products and businesses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems.

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

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Events such as the U.S. federal government shutdown in October 2013 and continued uncertainty regarding the U.S. budget and debt levels have increased demand uncertainty for our products, and in our fiscal 2016 resulted in lower sales to these customers. In addition, like other customers, the U.S. government may evaluate competing products and delay purchasing in the face of the technology transitions taking place in the storage industry. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

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

As of July 27, 2018, we had $1.6 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2019, 2021, 2022 and 2024, and we had an aggregate of $200 million of commercial paper notes outstanding with maturities ranging from 14 to 31 days. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

Emerging standards in the storage and data management markets may adversely affect the UNIX®, Windows® and World Wide Web server markets upon which we depend. For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceutical and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability and permanence in the U.S. and in the other countries in which we operate. If our products do not meet and continue to comply with these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and we may not be able to expand our product offerings in these market and geographical segments at the rates which we have forecasted.

Some of our products are subject to U.S. export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered, and any violation of these laws could have a material and adverse effect on our business, operating results and financial condition.

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

Patent litigation is particularly common in our industry. We have been, and continue to be, in active patent litigations with non-practicing entities. While we vigorously defend our ability to compete in the marketplace, there is no guarantee that, in patent or other types of intellectual property litigation, we will prevail at trial or be able to settle at a reasonable cost.  If a judge or jury were to find that our products infringe, we could be required to pay significant monetary damages and be subject to an injunction that could cause product shipment delays, require us to redesign our products, affect our ability to supply or service our customers, and/or require us to enter into compulsory royalty or licensing agreements.

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

Many of our products are designed to include software licensed from third parties. Such third-party software includes software licensed from commercial suppliers and software licensed under public open source licenses. We have internal processes to manage our use of such third-party software. However, if we fail to adequately manage our use of third-party software, then we may be subject to copyright infringement or other third-party claims. If we are non-compliant with a license for commercial software, then we may be required to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open-source software licensed under certain “copyleft” licenses, the license itself may require, or a court-imposed remedy for non-compliant use of the open source software may require, that proprietary portions of our own software be publicly disclosed or licensed. This could result in a loss of intellectual property rights, increased costs, damage to our reputation and/or a loss of revenue.

Our business could be materially and adversely affected as a result of natural disasters, terrorist acts or other catastrophic events.

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. In addition, our headquarters is located in Northern California, an area susceptible to earthquakes and wildfires. If any significant disaster were to occur, our ability to operate our business and our financial condition could be impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 27, 2018:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 28, 2018 - May 25, 2018	2,351	$69.15	286,619	$3,837
May 26, 2018 - June 22, 2018	1,748	$73.36	288,366	$3,709
June 23, 2018 - July 27, 2018	2,624	$79.73	290,990	$3,500
Total	6,723	$74.37

In May 2003, our Board of Directors approved a stock repurchase program. As of July 27, 2018, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Since inception of the program through July 27, 2018, we repurchased a total of 291 million shares of our common stock for an aggregate purchase price of $10.1 billion. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of the Company.	8-K	000-27130	3.1	April 30, 2018

10.1*	Executive Compensation Plan (as amended and restated June 20, 2018) of the Company.	—	—	—	—

10.2*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan.	—	—	—	—

10.3*	Form of Restricted Stock Unit Agreement (Performance-Based) – Adjusted Operating Income approved for use under the Company’s 1999 Stock Option Plan.	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

•	Identifies management plan or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ RONALD J. PASEK
Ronald J. Pasek
Executive Vice President and Chief Financial Officer

Date: August 21, 2018