Form 10-Q
period 2018-10-26
NetApp, Inc.
filed 2018-11-19
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2018, there were 251,885,962 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 26, 2018	April 27, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,359	$2,941
Short-term investments	1,940	2,450
Accounts receivable	765	1,047
Inventories	86	122
Other current assets	321	392
Total current assets	5,471	6,952
Property and equipment, net	770	756
Goodwill	1,742	1,739
Other intangible assets, net	69	94
Other non-current assets	499	450
Total assets	$8,551	$9,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$472	$609
Accrued expenses	652	825
Commercial paper notes	249	385
Current portion of long-term debt	399	—
Short-term deferred revenue and financed unearned services revenue	1,538	1,712
Total current liabilities	3,310	3,531
Long-term debt	1,144	1,541
Other long-term liabilities	899	992
Long-term deferred revenue and financed unearned services revenue	1,668	1,651
Total liabilities	7,021	7,715

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 254 and 263 shares issued and outstanding as of October 26, 2018 and April 27, 2018	1,605	2,355
Retained earnings (accumulated deficit)	—	(9)
Accumulated other comprehensive loss	(75)	(70)
Total stockholders' equity	1,530	2,276
Total liabilities and stockholders' equity	$8,551	$9,991

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Revenues:
Product	$913	$819	$1,788	$1,546
Software maintenance	236	224	465	447
Hardware maintenance and other services	368	372	738	743
Net revenues	1,517	1,415	2,991	2,736
Cost of revenues:
Cost of product	428	397	826	773
Cost of software maintenance	8	6	15	13
Cost of hardware maintenance and other services	107	112	213	226
Total cost of revenues	543	515	1,054	1,012
Gross profit	974	900	1,937	1,724
Operating expenses:
Sales and marketing	408	421	817	844
Research and development	211	194	419	387
General and administrative	69	69	142	137
Restructuring charges	—	—	19	—
Total operating expenses	688	684	1,397	1,368
Income from operations	286	216	540	356
Other income, net	7	6	25	11
Income before income taxes	293	222	565	367
Provision for income taxes	52	48	41	62
Net income	$241	$174	$524	$305
Net income per share:
Basic	$0.93	$0.65	$2.02	$1.13
Diluted	$0.91	$0.63	$1.96	$1.10
Shares used in net income per share calculations:
Basic	258	269	260	270
Diluted	264	275	267	277
Cash dividends declared per share	$0.40	$0.20	$0.80	$0.40

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

.	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Net income	$241	$174	$524	$305
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	(2)	(3)	8
Defined benefit obligations:
Reclassification adjustments related to defined benefit obligations	(1)	(1)	(1)	(1)
Income tax effect	—	1	—	1
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(1)	(4)	(1)	2
Other comprehensive income (loss)	(5)	(6)	(5)	10
Comprehensive income	$236	$168	$519	$315

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 26, 2018	October 27, 2017
Cash flows from operating activities:
Net income	$524	$305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98	102
Stock-based compensation	78	87
Deferred income taxes	(25)	40
Other items, net	11	(5)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	269	146
Inventories	36	58
Other operating assets	(19)	29
Accounts payable	(127)	34
Accrued expenses	(162)	(68)
Deferred revenue and financed unearned services revenue	(129)	(163)
Long-term taxes payable	(63)	2
Other operating liabilities	—	(3)
Net cash provided by operating activities	491	564
Cash flows from investing activities:
Purchases of investments	(20)	(609)
Maturities, sales and collections of investments	509	657
Purchases of property and equipment	(107)	(65)
Acquisitions of businesses, net of cash acquired	(3)	(75)
Other investing activities, net	2	—
Net cash provided by (used in) investing activities	381	(92)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	65	57
Payments for taxes related to net share settlement of stock awards	(89)	(60)
Repurchase of common stock	(1,061)	(300)
Proceeds from (repayments of) commercial paper notes, net	(135)	218
Issuance of long-term debt, net	—	795
Dividends paid	(207)	(108)
Other financing activities, net	(2)	(1)
Net cash provided by (used in) financing activities	(1,429)	601
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	13
Net increase (decrease) in cash, cash equivalents and restricted cash	(582)	1,086
Cash, cash equivalents and restricted cash:
Beginning of period	2,947	2,450
End of period	$2,365	$3,536

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 27, 2018 contained in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 26, 2018 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

   Accounting Changes

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Revenue from Contracts with Customers (ASC 606), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In the first quarter of fiscal 2019, we adopted this new standard using the full retrospective method of adoption. Accordingly, our prior period condensed consolidated financial statements and information, as presented herein, have been restated to conform to the new rules. Refer to Note 5 – Revenue for a summary of the impacts of adopting this standard, and a discussion of our updated policies related to revenue recognition.

In October 2016, the FASB issued an accounting standards update (ASU) which eliminates the deferred tax effects of intra-entity asset transfers other than inventory. As a result, tax expense from the sale of an asset in the seller’s tax jurisdiction is recognized when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. In the first quarter of fiscal 2019, we adopted this ASU using a modified retrospective transition approach and recorded a cumulative-effect adjustment to decrease retained earnings by $51 million, with a corresponding reduction of prepaid taxes, which were classified as other non-current assets on our condensed consolidated balance sheets.

In November 2016, the FASB issued an ASU that requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. In the first quarter of fiscal 2019, we adopted this ASU using a retrospective transition method. Accordingly, our condensed consolidated statement of cash flows for the three and six months ended October 27, 2017, as presented herein, has been restated to comply with the new requirements. Refer to Note 4 – Supplemental Financial Information for a detail of the components of our cash, cash equivalents and restricted cash balances.

There have been no other significant changes in our significant accounting policies as of and for the six months ended October 26, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018.

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

3. Goodwill and Purchased Intangible Assets, Net

    Goodwill activity is summarized as follows (in millions):

Balance as of April 27, 2018	$1,739
Additions	3
Balance as of October 26, 2018	$1,742

On September 17, 2018, we acquired all of the outstanding shares of a privately-held software company for $3 million in cash. Substantially all of the purchase price was recorded to goodwill.

Purchased intangible assets, net are summarized below (in millions):

	October 26, 2018			April 27, 2018
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$160	$(95)	$65	$164	$(80)	$84
Customer contracts/relationships	41	(37)	4	43	(33)	10
Other purchased intangibles	—	—	—	9	(9)	—
Total purchased intangible assets	$201	$(132)	$69	$216	$(122)	$94

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statements of
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017	Operations Classification
Developed technology	$9	$9	$18	$17	Cost of revenues
Customer contracts/relationships	3	4	7	8	Operating expenses
Other purchased intangibles	—	1	—	2	Operating expenses
Total	$12	$14	$25	$27

As of October 26, 2018, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2019	$22
2020	31
2021	16
Total	$69

4. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statement of cash flows in accordance with our adoption of the ASU discussed in Note 1 – Description of Business and Significant Accounting Policies:

	October 26, 2018	April 27, 2018
Cash	$2,251	$2,727
Cash equivalents	108	214
Cash and cash equivalents	$2,359	$2,941
Short-term restricted cash	5	5
Long-term restricted cash	1	1
Restricted cash	$6	$6
Cash, cash equivalents and restricted cash	$2,365	$2,947

Inventories (in millions):

	October 26, 2018	April 27, 2018
Purchased components	$12	$12
Finished goods	74	110
Inventories	$86	$122

Property and equipment, net (in millions):

	October 26, 2018	April 27, 2018
Land	$106	$106
Buildings and improvements	604	594
Leasehold improvements	87	88
Computer, production, engineering and other equipment	786	733
Computer software	357	357
Furniture and fixtures	104	99
Construction-in-progress	8	27
	2,052	2,004
Accumulated depreciation and amortization	(1,282)	(1,248)
Property and equipment, net	$770	$756

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, through two separate and independent closings, the first of which was completed in the third quarter of fiscal 2018. The remaining properties, consisting of land with a net book value of $52 million, were classified as assets held for sale, and included as other current assets in our condensed consolidated balance sheets as of October 26, 2018 and April 27, 2018. We will consummate the sale of these properties, and receive cash proceeds of $96 million, upon the completion of the second closing, which is expected to occur within the next 12 months. That closing is subject to due diligence, certain termination rights and customary closing conditions, including local governmental approval of the subdivision of a land parcel.

Other non-current assets (in millions):

	October 26, 2018	April 27, 2018
Deferred tax assets	$223	$229
Other assets	276	221
Other non-current assets	$499	$450

Accrued expenses (in millions):

	October 26, 2018	April 27, 2018
Accrued compensation and benefits	$314	$441
Product warranty liabilities	26	25
Other current liabilities	312	359
Accrued expenses	$652	$825

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Balance at beginning of period	$38	$44	$40	$50
Expense accrued during the period	6	7	10	8
Warranty costs incurred	(5)	(7)	(11)	(14)
Balance at end of period	$39	$44	$39	$44

	October 26, 2018	April 27, 2018
Accrued expenses	$26	$25
Other long-term liabilities	13	15
Total warranty liabilities	$39	$40

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	October 26, 2018	April 27, 2018
Liability for uncertain tax positions	$324	$314
Income taxes payable	476	549
Product warranty liabilities	13	15
Other liabilities	86	114
Other long-term liabilities	$899	$992

Statements of cash flows additional information (in millions):

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Six Months Ended
	October 26, 2018	October 27, 2017
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$7	$17

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$104	$28
Interest paid	$26	$24

5. Revenue

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

      The following table presents the impacts of adoption of ASC 606 to select line items of our condensed consolidated balance sheet as of the end of fiscal 2018:

	As of April 27, 2018
	As Previously Reported	Impact of ASC 606 Adoption		As Adjusted
ASSETS
Accounts receivable	$1,009	$38	(1)	$1,047
Inventories	$126	$(4)		$122
Other current assets	$330	$62	(2)	$392
Other non-current assets	$420	$30	(2)	$450

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term deferred revenue and financed unearned services revenue	$1,804	$(92)	(3)	$1,712
Other long-term liabilities	$961	$31	(4)	$992
Long-term deferred revenue and financed unearned services revenue	$1,673	$(22)	(3)	$1,651
Accumulated deficit	$(218)	$209	(5)	$(9)

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

      The following table presents the impacts of adoption of ASC 606 to our statement of operations for the second quarter and first six months of fiscal 2018:

	Three Months Ended			Six Months Ended
	October 27, 2017			October 27, 2017
	As Previously Reported	Impact of ASC 606 Adoption	As Adjusted	As Previously Reported	Impact of ASC 606 Adoption	As Adjusted

Revenues:
Product	$807	$12	$819	$1,530	$16	$1,546
Software maintenance	240	(16)	224	474	(27)	447
Hardware maintenance and other services	375	(3)	372	743	—	743
Net revenues	1,422	(7)	1,415	2,747	(11)	2,736

Cost of revenues:
Cost of product	399	(2)	397	770	3	773
Cost of software maintenance	6	—	6	13	—	13
Cost of hardware maintenance and other services	115	(3)	112	228	(2)	226
Total cost of revenues	520	(5)	515	1,011	1	1,012
Gross profit	902	(2)	900	1,736	(12)	1,724

Operating expenses:
Sales and marketing	420	1	421	845	(1)	844
Research and development	194	—	194	387	—	387
General and administrative	69	—	69	137	—	137
Total operating expenses	683	1	684	1,369	(1)	1,368

Income from operations	219	(3)	216	367	(11)	356

Other income, net	6	—	6	11	—	11

Income before income taxes	225	(3)	222	378	(11)	367

Provision for income taxes	50	(2)	48	67	(5)	62

Net income	$175	$(1)	$174	$311	$(6)	$305

Net income per share:
Basic	$0.65	$—	$0.65	$1.15	$(0.02)	$1.13

Diluted	$0.64	$(0.01)	$0.63	$1.12	$(0.02)	$1.10

Shares used in net income per share calculations:
Basic	269	269	269	270	270	270

Diluted	275	275	275	277	277	277

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

Disaggregation of revenue

      To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we have historically grouped our products by “Strategic” and “Mature” solutions. Strategic solutions include Clustered ONTAP, branded E-Series, SolidFire, converged and hyper-converged infrastructure, ELAs and other optional add-on software products. Mature solutions include 7-mode ONTAP, add-on hardware and related operating system (OS) software and original equipment manufacturers (OEM) products. Both our Mature and Strategic product lines include a mix of disk, hybrid and all flash storage media. Additionally, we provide a variety of services including software maintenance, hardware maintenance and other services including professional services, global support solutions, and customer education and training.

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Product revenues	$913	$819	$1,788	$1,546
Strategic	649	566	1,261	1,064
Mature	264	253	527	482
Software maintenance revenues	236	224	465	447
Hardware maintenance and other services revenues	368	372	738	743
Hardware maintenance support contracts	303	306	606	604
Professional and other services	65	66	132	139
Net revenues	$1,517	$1,415	$2,991	$2,736

      Revenues by geographic region are presented in Note 14 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue

      The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	October 26, 2018	April 27, 2018
Deferred product revenue	$102	$107
Deferred services revenue	3,010	3,134
Financed unearned services revenue	94	122
Total	$3,206	$3,363

Reported as:
Short-term	$1,538	$1,712
Long-term	1,668	1,651
Total	$3,206	$3,363

Deferred product revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria. Deferred services revenue represents customer payments made in advance for services, which include software and hardware maintenance contracts and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 15 – Commitments and Contingencies for additional information related to these arrangements.

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Six Months Ended
	October 26, 2018	October 27, 2017
Balance at beginning of period	$3,363	$3,213
Additions	1,067	1,031
Revenue recognized during the period	(1,224)	(1,185)
Balance at end of period	$3,206	$3,059

      During the six months ended October 26, 2018 and October 27, 2017, we recognized $1,019 million and $1,017 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

      As of October 26, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,206 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 48% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 27% in the next 13 to 24 months, and the remainder thereafter.

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

	Six Months Ended
	October 26, 2018	October 27, 2017
Balance at beginning of period	$137	$113
Additions	35	34
Expense recognized during the period	(41)	(32)
Balance at end of period	$131	$115

	October 26, 2018	April 27, 2018
Other current assets	$61	$66
Other non-current assets	70	71
Total deferred commissions	$131	$137

6. Other income, net

Other income, net consists of the following (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Interest income	$21	$19	$46	$35
Interest expense	(14)	(17)	(28)	(30)
Other income, net	—	4	7	6
Total other income, net	$7	$6	$25	$11

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

Investments

The following is a summary of our investments (in millions):

	October 26, 2018				April 27, 2018
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,614	$—	$(40)	$1,574	$1,865	$1	$(39)	$1,827
U.S. Treasury and government debt securities	362	—	(4)	358	497	—	(5)	492
Commercial paper	—	—	—	—	230	—	—	230
Certificates of deposit	116	—	—	116	115	—	—	115
Mutual funds	34	—	—	34	31	—	—	31
Total debt and equity securities	$2,126	$—	$(44)	$2,082	$2,738	$1	$(44)	$2,695

 As of October 26, 2018 and April 27, 2018, the unrealized losses on our available-for-sale investments were caused by market value declines as a result of increasing market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis, we have determined that no other-than-temporary impairments were required to be recognized on these investments as of October 26, 2018 and April 27, 2018.

The following table presents the contractual maturities of our debt investments as of October 26, 2018 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$679	$676
Due after one year through five years	835	821
Due after five years through ten years	578	551
	$2,092	$2,048

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 26, 2018
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,251	$2,251	$—
Corporate bonds	1,574	—	1,574
U.S. Treasury and government debt securities	358	190	168
Certificates of deposit	116	—	116
Total cash, cash equivalents and short-term investments	$4,299	$2,441	$1,858
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$28	$28	$—
Foreign currency exchange contracts assets (1)	$5	$—	$5
Foreign currency exchange contracts liabilities (3)	$(3)	$—	$(3)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of October 26, 2018 and April 27, 2018, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of October 26, 2018 and April 27, 2018, the fair value of our long-term debt was approximately $1,524 million and $1,523 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	October 26, 2018		April 27, 2018
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due September 2019	$400	2.32%	$400	2.32%
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
3.30% Senior Notes Due September 2024	400	3.42%	400	3.42%
Total principal amount	1,550		1,550
Unamortized discount and issuance costs	(7)		(9)
Total senior notes	1,543		1,541
Less: Current portion of long-term debt	(399)		—
Total long-term debt	$1,144		$1,541

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 26, 2018, we were in compliance with all covenants associated with the Senior Notes.

As of October 26, 2018, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2020	$400
2022	500
2023	250
2025	400
Total	$1,550

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of October 26, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $250 million, a weighted-average interest rate of 2.45% and maturities ranging from 4 days to 31 days. As of April 27, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $385 million, a weighted-average interest rate of 2.29% and maturities ranging from 19 days to 32 days.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended in July 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of October 26, 2018 we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

9. Stockholders’ Equity

Equity Incentive Awards

As of October 26, 2018, we have certain equity incentive awards (awards) outstanding, which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 27, 2018	1	$31.19
Outstanding as of October 26, 2018	1	$30.49	3.27	$29
Exercisable as of October 26, 2018	1	$32.21	2.92	$25

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Six Months Ended
	October 26, 2018	October 27, 2017
Intrinsic value of exercises	$22	$11
Proceeds received from exercises	$17	$15
Fair value of options vested	$1	$5

Restricted Stock Units

In the six months ended October 26, 2018, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria, in addition to the service based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate three year performance period, which began on the date specified in the grant agreements and ends the last day of fiscal 2021. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the current year, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of fiscal 2021. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. For the remaining PBRSUs granted, the number of shares issued will depend upon our achievement against a cumulative Adjusted Operating Income (AOI) target, as defined in the grant agreements, for the three year period from fiscal 2019 through 2021. The fair values of these awards were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of all PBRSUs granted in the current year was $23 million, which is being recognized to compensation expense over the remaining applicable performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 27, 2018	9	$32.91
Granted	3	$63.37
Vested	(3)	$31.67
Forfeited	(1)	$34.03
Outstanding as of October 26, 2018	8	$44.55

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Six Months Ended
	October 26, 2018	October 27, 2017
Shares withheld for taxes	1	2
Fair value of shares withheld	$89	$60

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Six Months Ended
	October 26, 2018	October 27, 2017
Shares issued under the ESPP	2	2
Proceeds from issuance of shares	$49	$42

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Cost of product revenues	$—	$1	$1	$2
Cost of hardware maintenance and other services revenues	2	2	5	5
Sales and marketing	16	16	33	37
Research and development	12	12	24	27
General and administrative	8	8	15	16
Total stock-based compensation expense	$38	$39	$78	$87
Income tax benefit for stock-based compensation expense	$5	$9	$10	$18

As of October 26, 2018, total unrecognized compensation expense related to our equity awards was $337 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

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

The following table summarizes activity related to this program for the six months ended October 26, 2018 (in millions, except per share amounts):

Number of shares repurchased	14
Average price per share	$77.94
Aggregate purchase price	$1,061
Remaining authorization at end of period	$2,939

The aggregate purchase price of our stock repurchases for the six months ended October 26, 2018 consisted of $1,061 million of open market purchases, of which $597 million and $464 million were allocated to additional paid-in capital and retained earnings (accumulated deficit), respectively.

Since the May 13, 2003 inception of our stock repurchase program through October 26, 2018, we repurchased a total of 298 million shares of our common stock at an average price of $35.87 per share, for an aggregate purchase price of $10.7 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Six Months Ended
	October 26, 2018	October 27, 2017
Dividends per share declared	$0.80	$0.40
Dividend payments allocated to additional paid-in capital	$207	$—
Dividend payments allocated to retained earnings (accumulated deficit)	$—	$108

On November 14, 2018, we declared a cash dividend of $0.40 per share of common stock, payable on January 23, 2019 to holders of record as of the close of business on January 4, 2019. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings (Accumulated Deficit)

A reconciliation of retained earnings (accumulated deficit) is as follows (in millions):

Balance as of April 27, 2018	$(9)
Cumulative-effect of new accounting principle	(51)
Net income	524
Repurchases of common stock	(464)
Balance as of October 26, 2018	$—

In the first quarter of fiscal 2019, we adopted an ASU that eliminates the deferred tax effects of intra-entity asset transfers other than inventory and recorded the cumulative-effect of adoption to retained earnings (accumulated deficit). Refer to Note 1 – Description of Business and Significant Accounting Policies for details.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of April 27, 2018	$(27)	$—	$(43)	$(70)
Other comprehensive income (loss), net of tax	(3)	—	(1)	(4)
Amounts reclassified from AOCI, net of tax	—	(1)	—	(1)
Total other comprehensive loss	(3)	(1)	(1)	(5)
Balance as of October 26, 2018	$(30)	$(1)	$(44)	$(75)

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 26, 2018 or April 27, 2018. We did not recognize any gains or losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 26, 2018	April 27, 2018
Cash Flow Hedges
Forward contracts purchased	$182	$—
Balance Sheet Contracts
Forward contracts sold	$101	$115
Forward contracts purchased	$237	$412

The effect of cash flow hedges recognized in net revenues on our condensed consolidated statements of operations was immaterial in all periods presented.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
	Gain (Loss) Recognized into Income		Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$2	$1	$12	$(1)

11. Restructuring Charges `

In the first quarter of fiscal 2019, we announced a restructuring plan (the May 2018 Plan) to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce of less than 2%. Charges related to the plan consisted primarily of employee severance-related costs. Substantially all activities under the plan have been completed.

Management previously approved the November 2016 Plan, under which we reduced our global workforce by approximately 6%. We completed all workforce related activities under this plan as of the end of fiscal 2017. The remaining balance as of October 26, 2018 principally relates to lease obligations that will be paid over their remaining terms.

Activities related to our restructuring plans are summarized as follows (in millions):

	Six Months Ended			Six Months Ended
	October 26, 2018			October 27, 2017
	May 2018 Plan	November 2016 Plan	Total	November 2016 Plan
Balance at beginning of period	$—	$6	$6	$13
Net charges	19	—	19	—
Cash payments	(17)	(1)	(18)	(5)
Balance at end of period	$2	$5	$7	$8

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 26, 2018	October 27, 2017
Effective tax rates	7.3%	16.9%

     Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory tax rate. The differences in effective tax rates for the six months ended October 26, 2018 and October 27, 2017 were primarily related to the adoption of the new revenue standard, differences in discrete benefits for stock-based compensation and the reduced federal income tax rate due to U.S. tax reform.

The effective tax rate for the six months ended October 27, 2017 has been restated to reflect the retrospective application of the new revenue standard. During the six months ended October 26, 2018, we recognized a $34 million discrete tax benefit for adjustments to certain intercompany transactions resulting from the retrospective application of the new standard. See Note 5 – Revenue for additional details.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the imposition of a one-time transition tax on deferred foreign earnings, and the creation of new taxes on certain foreign-sourced earnings. As of October 26, 2018, we have not fully completed the accounting for the tax impacts of the TCJA. No significant adjustments to prior period estimates or positions have been made in the current period. The provisional amounts recorded are based on reasonable estimates and our current interpretation and understanding of the TCJA. The final impacts of U.S. tax reform may differ, possibly materially, due to factors such as the issuance of further regulatory guidance, changes in interpretations, and the collection and analysis of additional information. The Company is also still evaluating the effects of the TCJA’s global minimum tax on intangible low-taxed income (“GILTI”) and has not yet made an accounting policy election to either account for the tax under a period cost method or a deferred method. For the six months ended October 26, 2018, we have accounted for the GILTI tax under a period cost method as we continue to evaluate potential impacts. In accordance with Staff Accounting Bulletin 118, we will complete the accounting of the tax effects of the TCJA within the measurement period not to extend beyond one year from the enactment date.

     As of October 26, 2018, we had $356 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $306 million would affect our provision for income taxes if recognized, and $324 million has been recorded in other long-term liabilities.

We are currently undergoing federal income tax audits in the U.S. and several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. The IRS has concluded the examination of our tax returns for our fiscal years through 2010. The IRS commenced the examination of our federal income tax returns for our fiscal years 2012 and 2013 in August 2016. We expect this examination to conclude within the next 12 months.

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for such withholding tax and filed an appeal with the Danish Tax Tribunal. In December 2011, the Danish Tax Tribunal issued a ruling in favor of NetApp. The Danish tax examination agency appealed this decision at the Danish High Court (DHC) in March 2012. In February 2016, the DHC requested a preliminary ruling from the Court of Justice of the European Union (CJEU). Parties were heard before the court in October 2017. During March 2018, the Advocate General issued an opinion which was largely in favor of NetApp, however, the CJEU is not bound by the opinion of the Advocate General. It is expected that the preliminary ruling will be issued during our fiscal year 2019. Once a ruling has been issued by the CJEU, it will be reviewed and may be subjected to additional briefing by the DHC. Once complete, the DHC will issue its final decision. We expect this decision to be issued during our fiscal year 2019 or 2020.

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

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Numerator:
Net income	$241	$174	$524	$305
Denominator:
Shares used in basic computation	258	269	260	270
Dilutive impact of employee equity award plans	6	6	7	7
Shares used in diluted computation	264	275	267	277
Net Income per Share:
Basic	$0.93	$0.65	$2.02	$1.13
Diluted	$0.91	$0.63	$1.96	$1.10

No potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculation for the three or six months ended October 26, 2018. For the three and six months ended October 27, 2017, 1 million and 2 million potential shares from outstanding awards, respectively, were excluded from the calculation as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
United States, Canada and Latin America (Americas)	$868	$792	$1,711	$1,513
Europe, Middle East and Africa (EMEA)	429	426	859	827
Asia Pacific (APAC)	220	197	421	396
Net revenues	$1,517	$1,415	$2,991	$2,736

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $789 million and $722 million during the three months ended October 26, 2018 and October 27, 2017, respectively, and were $1,550 million and 1,361 million during the six months ended October 26, 2018 and October 27, 2017, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	October 26, 2018	April 27, 2018
U.S.	$405	$853
International	3,894	4,538
Total	$4,299	$5,391

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 26, 2018	April 27, 2018
U.S.	$580	$566
International	190	190
Total	$770	$756

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Arrow Electronics, Inc.	24%	22%	23%	23%
Tech Data Corporation	21%	19%	19%	20%

The following customers accounted for 10% or more of accounts receivable:

	October 26, 2018	April 27, 2018
Arrow Electronics, Inc.	11%	17%
Tech Data Corporation	24%	17%

15. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally. Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $172 million as of October 26, 2018.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of October 26, 2018, we had $422 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 26, 2018 and April 27, 2018, such liability amounted to $16 million and $14 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of October 26, 2018, we had $5 million in construction related obligations and $187 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $43 million and $49 million of receivables during the six months ended October 26, 2018 and October 27, 2017, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we recognize revenues in accordance with our revenue recognition policy, as updated to reflect the adoption of ASC 606. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of October 26, 2018 and April 27, 2018, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of October 26, 2018, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of October 26, 2018 related to such matters.

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

To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we have historically grouped our products by “Strategic” and “Mature” solutions. Strategic solutions include Clustered ONTAP, branded E-Series, SolidFire, converged and hyper-converged infrastructure, enterprise software license agreements (ELAs) and other optional add-on software products. Mature solutions include 7-mode ONTAP, add-on hardware and related operating system (OS) software and original equipment manufacturers (OEM) products. Both our Mature and Strategic product lines include a mix of disk, hybrid and all flash storage media.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and cash conversion cycle):

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Net revenues	$1,517	$1,415	$2,991	$2,736
Gross profit	$974	$900	$1,937	$1,724
Gross profit margin percentage	64%	64%	65%	63%
Income from operations	$286	$216	$540	$356
Income from operations as a percentage of net revenues	19%	15%	18%	13%
Net income	$241	$174	$524	$305
Diluted net income per share	$0.91	$0.63	$1.96	$1.10
Operating cash flows	$165	$314	$491	$564

	October 26, 2018	April 27, 2018
Deferred revenue and financed unearned services revenue	$3,206	$3,363
Cash conversion cycle (days)	(19)	(14)

Stock Repurchase Program and Dividend Activity

During the first six months of fiscal 2019, we repurchased 14 million shares of our common stock at an average price of $77.94 per share, for an aggregate of $1,061 million. We also declared aggregate cash dividends of $0.80 per share in that period, for which we paid an aggregate of $207 million.

Adoption of Revenue Accounting Standard

As of the beginning of fiscal 2019, we adopted the new accounting standard Revenue from Contracts with Customers (ASC 606) using the full retrospective method of adoption. Accordingly, our prior period condensed consolidated financial statements and supplementary data, as presented herein, have been restated to conform to the new rules. As illustrated in Note 5 – Revenue of the Notes to Condensed Consolidated Financial Statements, the overall impact of adoption was not significant to prior periods. However, application of the new rules to our ELAs resulted in approximately $20 million and $110 million of product revenues for such arrangements in the second quarter and first six months of fiscal 2019, respectively, that are incremental to the amounts we would have recognized under the old standard. Under ASC 606, we recognize the software license fee component of our ELAs up-front, whereas under the prior rules the software license fee was recognized over the term of the ELA.

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

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2018 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report, except with respect to revenue recognition as a result of the adoption of ASC 606 in the first quarter of fiscal 2019. Refer to Note 5 – Revenue of the Notes to Condensed Consolidated Financial Statements for details.

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

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Revenues:
Product	60%	58%	60%	57%
Software maintenance	16	16	16	16
Hardware maintenance and other services	24	26	25	27
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	28	28	28	28
Cost of software maintenance	1	—	1	—
Cost of hardware maintenance and other services	7	8	7	8
Gross profit	64	64	65	63
Operating expenses:
Sales and marketing	27	30	27	31
Research and development	14	14	14	14
General and administrative	5	5	5	5
Restructuring charges	—	—	1	—
Total operating expenses	45	48	47	50
Income from operations	19	15	18	13
Other income, net	—	—	1	—
Income before income taxes	19	16	19	13
Provision for income taxes	3	3	1	2
Net income	16%	12%	18%	11%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the second quarter and first six months of fiscal 2019 were $1,517 million and $2,991 million, respectively, reflecting an increase of $102 million, or 7%, and $255 million, or 9%, respectively, compared to the corresponding periods of the prior year, reflecting higher product revenues.

Gross profit as a percentage of net revenues for the second quarter increased by half of one percentage point compared to the corresponding period in fiscal 2018, and increased almost two percentage points in the first six months of fiscal 2019 when compared to the corresponding period in fiscal 2018, primarily reflecting higher margins on product revenues. Gross profit margins on product revenues increased one and a half percentage points in the second quarter of fiscal 2019 and four percentage points in the first six months of fiscal 2019 compared to the corresponding periods of fiscal 2018, primarily reflecting high margins on revenue recognized during the current year periods related to the software license components of several ELAs, and, to a lesser extent, higher average selling prices (ASPs).

Sales and marketing, research and development, and general and administrative expenses for the second quarter and the first six months of fiscal 2019 totaled $688 million, or 45% of net revenues and $1,378 million, or 46% of net revenues, respectively, representing a decrease of three percentage points and four percentage points when compared to the second quarter and the first six months of fiscal 2019, respectively, primarily due to higher net revenues in the current year periods.

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Net revenues	$1,517	$1,415	7%	$2,991	$2,736	9%

The increase in net revenues for the second quarter and first six months of fiscal 2019 compared to the corresponding periods of fiscal 2018 was primarily due to an increase in product revenues of $94 million and $242 million, respectively. Product revenues as a percentage of net revenues increased two percentage points and three percentage points in the second quarter and first six months of fiscal 2019, respectively, compared to the corresponding periods of fiscal 2018.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
Arrow Electronics, Inc.	24%	22%	23%	23%
Tech Data Corporation	21%	19%	19%	20%

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Product revenues	$913	$819	11%	$1,788	$1,546	16%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, original equipment manufacturer (OEM) products and add-on hardware and software.

Product revenues from strategic solutions represented 71% of product revenues in the second quarter and first six months of fiscal 2019, compared to 69% in the corresponding periods of the prior year. Product revenues from mature solutions represented 29% of product revenues in the second quarter and first six months of fiscal 2019, compared to 31% in the corresponding periods of the prior year.

Total product revenues from strategic solutions totaled $649 million in the second quarter of fiscal 2019 reflecting a 15% increase from $566 million in the second quarter of fiscal 2018. Total product revenues from strategic solutions totaled $1,261 million in the first six months of fiscal 2019 reflecting a 19% increase from $1,064 million in the first six months of fiscal 2018. Contributing to these increases was over $20 million and $110 million of revenues from the software license component of several ELAs in the second quarter and first six months of fiscal 2019, respectively, which, under ASC 606, were recognized up-front. There were no comparable ELAs in the second quarter or first six months of fiscal 2018. Revenues generated from the sale of optional add-on software, unrelated to ELAs, also increased in the second quarter and first six months of fiscal 2019 compared to the corresponding periods of the prior year.

Total product revenue from mature solutions totaled $264 million in the second quarter of fiscal 2019 reflecting a 4% increase from $253 million in the second quarter of fiscal 2018. Total product revenue from mature solutions totaled $527 million in the first six months of fiscal 2019 reflecting a 9% increase from $482 million in the first six months of fiscal 2018. These increases are primarily due to an increase in add-on hardware, storage and related OS revenues of 11% and 14% in the second quarter and first six months of fiscal 2019, respectively, compared to the corresponding periods of prior year. Additionally, OEM revenues increased by 6% and 25% in the second quarter and first six months of fiscal 2019, respectively, compared to the corresponding periods of the prior year. These increases were partially offset by our discontinuation of the 7-mode systems in the first quarter of fiscal 2019, reflecting the movement of customers to our newer products.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Software maintenance revenues	$236	$224	5%	$465	$447	4%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Hardware maintenance and other services revenues	$368	$372	(1)%	$738	$743	(1)%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were relatively flat year over year, at $303 million and $606 million, respectively, for the second quarter and first six months of fiscal 2019, compared to $306 million and $604 million, respectively, for the corresponding periods of the prior year.

Professional services and educational and training services revenues were $65 million and $132 million, respectively, for the second quarter and first six months of fiscal 2019, compared to $66 million and $139 million, respectively, for the corresponding periods of the prior year.

Revenues by Geographic Area:

	Three Months Ended		Six Months Ended
	October 26, 2018	October 27, 2017	October 26, 2018	October 27, 2017
United States, Canada and Latin America (Americas)	57%	56%	57%	55%
Europe, Middle East and Africa (EMEA)	28%	30%	29%	30%
Asia Pacific (APAC)	15%	14%	14%	14%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Our geographic distribution of revenues as a percentage of net revenues was relatively consistent in the second quarter and first six months of fiscal 2019 compared to the corresponding periods of fiscal 2018.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Cost of product revenues	$428	$397	8%	$826	$773	7%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2019 to Fiscal 2018	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Materials costs	8	6
Other	—	1
Total change	8	7

Cost of product revenues represented 47% and 46% of product revenues for the second quarter and first six months of fiscal 2019, respectively, compared to 48% and 50% for the corresponding periods of fiscal 2018. Materials costs represented 91% and 89% of product costs for the second quarter and first six months of fiscal 2019, respectively, compared to 91% and 90% in the corresponding periods of fiscal 2018.

Materials costs increased $31 million and $47 million in the second quarter and first six months of fiscal 2019, respectively, compared to the corresponding periods of the prior year, primarily due to higher unit volumes of certain products.

Average unit materials costs for Clustered ONTAP systems increased by 12% and 13% in the second quarter and first six months of fiscal 2019, respectively, compared to the corresponding periods of the prior year.

Margins on revenue recognized for strategic solutions were higher during the second quarter and first six months of fiscal 2019 compared to the corresponding periods of fiscal 2018 primarily as a result of the benefit of high margins realized on the software license components of several ELAs, and, to a lesser extent, higher ASPs. Margins for mature products increased slightly in the second quarter and first six months of fiscal 2019 compared to the corresponding periods of the prior year.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Cost of software maintenance revenues	$8	$6	33%	$15	$13	15%

Cost of software maintenance revenues in dollars was relatively flat in the second quarter and first six months of fiscal 2019 compared to the corresponding periods of fiscal 2018 and represented 3% of software maintenance revenues for both periods.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Cost of hardware maintenance and other services revenues	$107	$112	(4)%	$213	$226	(6)%

Cost of hardware maintenance and other services revenues decreased by $5 million, or 4%, and $13 million, or 6%, respectively, for the second quarter and first six months of fiscal 2019 compared to the corresponding periods of fiscal 2018, primarily due to the favorable impact of cost savings initiatives. Costs represented 29% of hardware maintenance and other services revenues in the second quarter and first six months of fiscal 2019, compared to 30% in the second quarter and first six months of fiscal 2018.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $5 million and $10 million in the second quarter and first six months of fiscal 2019, respectively, compared to the corresponding periods of the prior year, each representing an increase of 1%. Stock-based compensation expenses decreased slightly in the current year, while the other components of compensation costs increased slightly. Average headcount was relatively flat in each period.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Sales and marketing expenses	$408	$421	(3)%	$817	$844	(3)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2019 to Fiscal 2018	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Compensation costs	(1)	(1)
Facilities and IT support costs	(1)	(2)
Other	(1)	—
Total change	(3)	(3)

Compensation costs decreased for the second quarter and first six months of fiscal 2019 compared to the corresponding periods of the prior year, reflecting a 2% decrease in average headcount in each of the current year periods. Facilities and IT support costs decreased in fiscal 2019 primarily due to cost containment efforts. Commissions expense was relatively consistent in each of the respective comparative periods.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Research and development expenses	$211	$194	9%	$419	$387	8%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2019 to Fiscal 2018	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Compensation costs	5	5
Development projects and outside services	3	3
Other	1	—
Total change	9	8

The increase in compensation costs for the second quarter and first six months of fiscal 2019 compared to the corresponding periods in the prior year was attributable to an increase in average headcount of 6% and 7%, respectively, resulting in higher salaries, benefits and incentive compensation expense, partially offset by slightly lower stock-based compensation expense. The increase in headcount reflects our investment in additional engineering resources to support the expansion and enhancement of products and solutions targeted at our most important customer and market opportunities. Development projects and outside services for the second quarter and first six months of fiscal 2019 increased as a result of higher spending on materials and services associated with engineering activities to develop new products and enhance existing ones.

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
General and administrative expenses	$69	$69	—%	$142	$137	4%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2019 to Fiscal 2018	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Compensation costs	1	1
Professional and legal fees and outside services	(3)	(1)
Facilities and IT support costs	2	2
Other	—	2
Total change	—	4

The increase in compensation costs for the second quarter and first six months of fiscal 2019 compared to the corresponding periods of the prior year was attributable to a slight increase in average headcount, while the increase in facilities and IT support costs was primarily due to higher spending levels on IT projects. The decrease in professional and legal fees and outside services expense in the second quarter and the first six months of fiscal 2019 was primarily due to the lower spending levels on projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Restructuring charges	$—	$—	NM	$19	$—	NM

NM – Not Meaningful

In the first quarter of fiscal 2019, we announced a restructuring plan (the May 2018 Plan) to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce of less than 2%. Charges related to the plan consisted primarily of employee severance-related costs. Substantially all activities under the plan have been completed. See Note 11 – Restructuring Charges of the Notes to Condensed Consolidated Financial Statements for more details.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Interest income	$21	$19	11%	$46	$35	31%
Interest expense	(14)	(17)	(18)%	(28)	(30)	(7)%
Other income, net	—	4	(100)%	7	6	17%
Total	$7	$6	17%	$25	$11	127%

Interest income increased in the second quarter and first six months of fiscal 2019 compared to the corresponding periods of the prior year, primarily due to a shift in our investment portfolio to higher-yielding investments, partially offset by a decrease in the size of the portfolio. Interest expense declined in the current year periods due to a reduction in the average amount of interest-bearing debt outstanding.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 26, 2018	October 27, 2017	% Change	October 26, 2018	October 27, 2017	% Change
Provision for income taxes	$52	$48	8%	$41	$62	(34)%

Our effective tax rate for the second quarter of fiscal 2019 was 17.7% compared to an effective tax rate of 21.6% for the second quarter of fiscal 2018. Our effective tax rate for the first six months of fiscal 2019 was 7.3% compared to an effective tax rate of 16.9% for the corresponding period of fiscal 2018. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations which are headquartered in the Netherlands, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate decreased for the second quarter of fiscal 2019 compared to the corresponding period in the prior year primarily due the reduction of the federal income tax rate under U.S. tax reform and discrete impacts related to stock-based compensation. Our effective tax rate decreased for the first six months of fiscal 2019 compared to the corresponding period in the prior year primarily due to the recognition of a $34 million discrete tax benefit for adjustments to certain intercompany transactions resulting from the retrospective application of the new revenue standard, increased discrete benefits for stock-based compensation, and the reduction in the federal income tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the imposition of a one-time transition tax on deferred foreign earnings, and the creation of new taxes on certain foreign-sourced earnings. As of October 26, 2018, we have not fully completed the accounting for the tax impacts of the TCJA. No significant adjustments to prior period estimates or positions have been made in the current period. The provisional amounts recorded are based on reasonable estimates and our current interpretation and understanding of the TCJA. The final impacts of U.S. tax reform may differ, possibly materially, due to factors such as the issuance of further regulatory guidance, changes in interpretations, and the collection and analysis of additional information. The Company is also still evaluating the effects of the TCJA’s global minimum tax on intangible low-taxed income (“GILTI”) and has not yet made an accounting policy election to either account for the tax under a period cost method or a deferred method. For the first six months ended October 26, 2018, we have accounted for the GILTI tax under a period cost method as we continue to evaluate potential impacts. In accordance with Staff Accounting Bulletin 118, we will complete the accounting of the tax effects of the TCJA within the measurement period not to extend beyond one year from the enactment date.

As of October 26, 2018, we had $356 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $306 million would affect our provision for income taxes if recognized, and $324 million has been recorded in other long-term liabilities.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	October 26, 2018	April 27, 2018
Cash, cash equivalents and short-term investments	$4,299	$5,391
Principal amount of debt	$1,800	$1,935

The following is a summary of our cash flow activities:

	Six Months Ended
(In millions)	October 26, 2018	October 27, 2017
Net cash provided by operating activities	$491	$564
Net cash provided by (used in) investing activities	381	(92)
Net cash provided by (used in) financing activities	(1,429)	601
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	13
Net increase (decrease) in cash, cash equivalents and restricted cash	$(582)	$1,086

Cash Flows

As of October 26, 2018, our cash, cash equivalents and short-term investments were $4.3 billion, a decrease of $1.1 billion from April 27, 2018. The decrease was primarily due to $1.1 billion paid for the repurchase of our common stock, $207 million used for the payment of dividends, $135 million used for the net repayment of commercial paper notes, and $107 million in purchases of property and equipment, partially offset by $491 million of cash provided by operating activities. Working capital decreased by $1.3 billion to $2.2 billion as of October 26, 2018 compared to April 27, 2018 primarily due to the decreases in cash, cash equivalents and short-term investments discussed above, and the reclassification of $400 million principal amount of our senior notes to current liabilities.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle:

	Three Months Ended
(In days)	October 26, 2018	April 27, 2018	October 27, 2017
Days sales outstanding (1)	46	58	39
Days inventory outstanding (2)	14	18	18
Days payables outstanding (3)	(79)	(90)	(67)
Cash conversion cycle (4)	(19)	(14)	(10)

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on ending accounts receivable and net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the quarters presented above). DSO for the second quarter of fiscal 2019 increased compared to the corresponding period of fiscal 2018 due to one of our major distributors choosing not to take advantage of an early payment discount in the current quarter, while it decreased compared to the fourth quarter of fiscal 2018 due to lower seasonal invoicing levels and more favorable shipping linearity.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of revenues per day for the current quarter. DIO for the second quarter of fiscal 2019 decreased compared to the corresponding period of fiscal 2018 and the fourth quarter of fiscal 2018, primarily due to lower levels of purchased components and finished goods, respectively, on hand at the end of the current quarter.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. DPO for the second quarter of fiscal 2019 increased compared to the corresponding period of fiscal 2018, due to differences in the timing of purchases from and payments to our suppliers. DPO for the second quarter of fiscal 2019 decreased compared to the fourth quarter of 2018, primarily due to the timing of purchases from contract manufacturers.

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

Cash Flows from Operating Activities

During the first six months of fiscal 2019, we generated cash from operating activities of $491 million, reflecting net income of $524 million, adjusted by non-cash depreciation and amortization of $98 million, and stock-based compensation of $78 million, compared to $564 million of cash generated from operating activities during the first six months of fiscal 2018.

Changes in assets and liabilities in the first six months of fiscal 2019 included the following:

•	Accounts receivable decreased $269 million, reflecting lower DSO.
•	Accounts payable decreased $127 million, reflecting lower DPO.
•	Accrued expenses decreased $162 million, primarily due to employee compensation payouts related to fiscal year 2018 commissions and incentive compensation plans.
•

Deferred revenue and financed unearned services revenue decreased $129 million, primarily due to a decrease in deferred software and hardware maintenance contract revenues reflecting the seasonality of maintenance contract renewal activities.

•	Long-term taxes payable decreased $63 million, primarily due to transition taxes associated with U.S. tax reform.

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

Cash Flows from Investing Activities

During the first six months of fiscal 2019, we generated $489 million from maturities and sales of investments, net of purchases, and paid $107 million for capital expenditures, compared to $48 million and $65 million, respectively, during the first six months of fiscal 2018.

Cash Flows from Financing Activities

During the first six months of fiscal 2019, we used $1.1 billion for the repurchase of fourteen million shares of our common stock, $207 million for the payment of dividends, and $135 million for the repayment of commercial paper notes, net, compared to $300 million used for the repurchase of seven million shares of common stock, $108 million used for the payment of dividends, $218 million generated from issuances of commercial paper notes, net, and $795 million generated from the issuance of long-term debt during the first six months of fiscal 2018.

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

Liquidity

Our principal sources of liquidity as of October 26, 2018 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	October 26, 2018	April 27, 2018
Cash and cash equivalents	$2,359	$2,941
Short-term investments	1,940	2,450
Total	$4,299	$5,391

As of October 26, 2018 and April 27, 2018, $3.9 billion and $4.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.4 billion and $0.9 billion, respectively, were available in the U.S. at the end of each period. The TCJA imposes a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the provisional estimates recorded for the impacts of the TCJA, we have reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 26, 2018.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 26, 2018 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of October 26, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $250 million, a weighted-average interest rate of 2.45% and maturities ranging from 4 days to 31 days.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of October 26, 2018, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

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

Dividends and Stock Repurchase Program

On November 14, 2018, we declared a cash dividend of $0.40 per share of common stock, payable on January 23, 2019 to holders of record as of the close of business on January 4, 2019.

Our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through October 26, 2018, we repurchased a total of 298 million shares of our common stock at an average price of $35.87 per share, for an aggregate purchase price of $10.7 billion. As of October 26, 2018, the remaining authorized amount for stock repurchases under this program was $2.9 billion.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of October 26, 2018, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $172 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of October 26, 2018, we had $422 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of October 26, 2018, we had $5 million in construction related obligations and $187 million in other purchase obligations.

Unrecognized Tax Benefits

As of October 26, 2018, our liability for uncertain tax positions was $324 million, including interest, penalties and certain income tax benefits. Due to uncertainties regarding tax audits and their possible outcomes, we are unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $43 million and $49 million of receivables during the six months ended October 26, 2018 and October 27, 2017, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we recognize revenues in accordance with our revenue recognition policy, as updated to reflect the adoption of ASC 606. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of October 26, 2018 and April 28, 2017, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of October 26, 2018, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of October 26, 2018, we had fixed income debt investments of $2.0 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of October 26, 2018 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $47 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of October 26, 2018, we have outstanding $1.6 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of October 26, 2018, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 26, 2018, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 15 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

The following descriptions of risk factors includes any material changes to, and supersedes the description of risk factors associated with, the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 27, 2018 (the “2018 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly cause our actual results of operations and financial condition to vary materially from the past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price.

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

Many jurisdictions have enacted or are enacting laws requiring companies to notify regulators or individuals of data security incidents involving certain types of personal data. These mandatory disclosures regarding security incidents often lead to widespread negative publicity. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the internet, including through news articles, blogs, chat rooms, and social media sites. Any security incident, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their support contracts or their SaaS subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. In addition, a security incident or loss of personal information could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs and lost revenues. Our business could be subject to stricter obligations and greater fines under the enactment of new data privacy laws, including but not limited to, the European Union General Data Protection Regulation enacted on May 25, 2018.

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

As of October 26, 2018, we had $1.6 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2019, 2021, 2022 and 2024, and we had an aggregate of $250 million of commercial paper notes outstanding with maturities ranging from 4 to 31 days. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 26, 2018:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 28, 2018 - August 24, 2018	1,881	$80.97	292,871	$3,348
August 25, 2018 - September 21, 2018	1,817	$84.84	294,688	$3,194
September 22, 2018 - October 26, 2018	3,198	$79.72	297,886	$2,939
Total	6,896	$81.41

In May 2003, our Board of Directors approved a stock repurchase program. As of October 26, 2018, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Since inception of the program through October 26, 2018, we repurchased a total of 298 million shares of our common stock for an aggregate purchase price of $10.7 billion. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1*	Outside Director Compensation Policy (effective September 1, 2018) of the Company.	—	—	—	—

10.2*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan.	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

•	Identifies management plan or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ RONALD J. PASEK
Ronald J. Pasek
Executive Vice President and Chief Financial Officer

Date: November 19, 2018