Form 10-Q
period 2019-01-25
NetApp, Inc.
filed 2019-02-19
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2019

or

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

As of February 13, 2019, there were 246,974,767 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2019 NetApp, Inc. All Rights Reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, and the marks listed at http://www.netapp.com/TM are trademarks of NetApp, Inc. Other company and product names may be trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 25, 2019	April 27, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,271	$2,941
Short-term investments	1,778	2,450
Accounts receivable	872	1,047
Inventories	100	122
Other current assets	340	392
Total current assets	5,361	6,952
Property and equipment, net	763	756
Goodwill	1,742	1,739
Other intangible assets, net	56	94
Other non-current assets	496	450
Total assets	$8,418	$9,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$497	$609
Accrued expenses	730	825
Commercial paper notes	163	385
Current portion of long-term debt	399	—
Short-term deferred revenue and financed unearned services revenue	1,641	1,712
Total current liabilities	3,430	3,531
Long-term debt	1,144	1,541
Other long-term liabilities	898	992
Long-term deferred revenue and financed unearned services revenue	1,716	1,651
Total liabilities	7,188	7,715

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 247 and 263 shares issued and outstanding as of January 25, 2019 and April 27, 2018	1,298	2,355
Retained earnings (accumulated deficit)	—	(9)
Accumulated other comprehensive loss	(68)	(70)
Total stockholders' equity	1,230	2,276
Total liabilities and stockholders' equity	$8,418	$9,991

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Revenues:
Product	$967	$952	$2,755	$2,498
Software maintenance	239	221	704	668
Hardware maintenance and other services	357	366	1,095	1,109
Net revenues	1,563	1,539	4,554	4,275
Cost of revenues:
Cost of product	469	469	1,295	1,242
Cost of software maintenance	10	6	25	19
Cost of hardware maintenance and other services	102	108	315	334
Total cost of revenues	581	583	1,635	1,595
Gross profit	982	956	2,919	2,680
Operating expenses:
Sales and marketing	401	419	1,218	1,263
Research and development	203	193	622	580
General and administrative	67	72	209	209
Restructuring charges	—	—	19	—
Gain on sale of properties	—	(218)	—	(218)
Total operating expenses	671	466	2,068	1,834
Income from operations	311	490	851	846
Other income, net	8	14	33	25
Income before income taxes	319	504	884	871
Provision for income taxes	70	983	111	1,045
Net income (loss)	$249	$(479)	$773	$(174)
Net income (loss) per share:
Basic	$1.00	$(1.79)	$3.01	$(0.65)
Diluted	$0.98	$(1.79)	$2.94	$(0.65)
Shares used in net income (loss) per share calculations:
Basic	250	268	257	269
Diluted	255	268	263	269
Cash dividends declared per share	$0.40	$0.20	$1.20	$0.60

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

.	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Net income (loss)	$249	$(479)	$773	$(174)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(5)	(4)	3
Defined benefit obligations:
Reclassification adjustments related to defined benefit obligations	(1)	(1)	(2)	(2)
Income tax effect	1	—	1	1
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	8	(17)	7	(15)
Other comprehensive income (loss)	7	(23)	2	(13)
Comprehensive income (loss)	$256	$(502)	$775	$(187)

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 25, 2019	January 26, 2018
Cash flows from operating activities:
Net income (loss)	$773	$(174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149	150
Stock-based compensation	121	125
Deferred income taxes	(21)	245
Gain on sale of properties	—	(218)
Other items, net	8	(8)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	165	(10)
Inventories	22	68
Other operating assets	(42)	16
Accounts payable	(101)	115
Accrued expenses	(85)	58
Deferred revenue and financed unearned services revenue	17	(99)
Long-term taxes payable	(60)	723
Other operating liabilities	(4)	(7)
Net cash provided by operating activities	942	984
Cash flows from investing activities:
Purchases of investments	(22)	(1,262)
Maturities, sales and collections of investments	683	1,084
Purchases of property and equipment	(138)	(97)
Proceeds from sale of properties	—	210
Acquisitions of businesses, net of cash acquired	(3)	(75)
Other investing activities, net	1	(1)
Net cash provided by (used in) investing activities	521	(141)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	118	157
Payments for taxes related to net share settlement of stock awards	(92)	(67)
Repurchase of common stock	(1,611)	(450)
Proceeds from (repayments of) commercial paper notes, net	(221)	132
Issuance of long-term debt, net	—	795
Repayment of long-term debt	—	(750)
Dividends paid	(306)	(161)
Other financing activities, net	(5)	(6)
Net cash used in financing activities	(2,117)	(350)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	37
Net increase (decrease) in cash, cash equivalents and restricted cash	(671)	530
Cash, cash equivalents and restricted cash:
Beginning of period	2,947	2,450
End of period	$2,276	$2,980

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 27, 2018 contained in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 25, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

In November 2016, the FASB issued an ASU that requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. In the first quarter of fiscal 2019, we adopted this ASU using a retrospective transition method. Accordingly, our condensed consolidated statement of cash flows for the nine months ended January 26, 2018, as presented herein, has been restated to comply with the new requirements. Refer to Note 4 – Supplemental Financial Information for a detail of the components of our cash, cash equivalents and restricted cash balances.

There have been no other significant changes in our significant accounting policies as of and for the nine months ended January 25, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2018.

2. Recent Accounting Standards Not Yet Effective

Leases

In February 2016, the FASB issued an accounting standards update on financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This new standard will be effective for us in our first quarter of fiscal 2020, although early adoption is permitted. Upon adoption, the new standard, as amended, allows lessees to apply the transition requirements either (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative effect of applying the new rules recognized at the beginning of the earliest comparative period presented, or (2) retrospectively at the beginning of the period of adoption with the cumulative effect of applying the new rules recognized then. We plan to apply the second adoption methodology and are currently evaluating the impact of this new standard on our consolidated financial statements and disclosures. We expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase the total assets and total liabilities we report.

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

3. Goodwill and Purchased Intangible Assets, Net

    Goodwill activity is summarized as follows (in millions):

Balance as of April 27, 2018	$1,739
Additions	3
Balance as of January 25, 2019	$1,742

On September 17, 2018, we acquired all of the outstanding shares of a privately-held software company for $3 million in cash. Substantially all of the purchase price was recorded to goodwill.

Purchased intangible assets, net are summarized below (in millions):

	January 25, 2019			April 27, 2018
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$160	$(104)	$56	$164	$(80)	$84
Customer contracts/relationships	41	(41)	—	43	(33)	10
Other purchased intangibles	—	—	—	9	(9)	—
Total purchased intangible assets	$201	$(145)	$56	$216	$(122)	$94

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statements of
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018	Operations Classification
Developed technology	$10	$10	$28	$27	Cost of revenues
Customer contracts/relationships	3	3	10	11	Operating expenses
Other purchased intangibles	—	1	—	3	Operating expenses
Total	$13	$14	$38	$41

As of January 25, 2019, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2019	$9
2020	31
2021	16
Total	$56

4. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statement of cash flows in accordance with our adoption of the ASU discussed in Note 1 – Description of Business and Significant Accounting Policies:

	January 25, 2019	April 27, 2018
Cash	$2,162	$2,727
Cash equivalents	109	214
Cash and cash equivalents	$2,271	$2,941
Short-term restricted cash	4	5
Long-term restricted cash	1	1
Restricted cash	$5	$6
Cash, cash equivalents and restricted cash	$2,276	$2,947

Inventories (in millions):

	January 25, 2019	April 27, 2018
Purchased components	$11	$12
Finished goods	89	110
Inventories	$100	$122

Property and equipment, net (in millions):

	January 25, 2019	April 27, 2018
Land	$106	$106
Buildings and improvements	605	594
Leasehold improvements	87	88
Computer, production, engineering and other equipment	806	733
Computer software	357	357
Furniture and fixtures	104	99
Construction-in-progress	6	27
	2,071	2,004
Accumulated depreciation and amortization	(1,308)	(1,248)
Property and equipment, net	$763	$756

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, through two separate and independent closings, the first of which was completed in the third quarter of fiscal 2018. The remaining properties, consisting of land with a net book value of $52 million, were classified as assets held for sale, and included as other current assets in our condensed consolidated balance sheets as of January 25, 2019 and April 27, 2018. We will consummate the sale of these properties, and receive cash proceeds of $96 million, upon the completion of the second closing, which is expected to occur within the next 12 months. That closing is subject to due diligence, certain termination rights and customary closing conditions, including local governmental approval of the subdivision of a land parcel.

Other non-current assets (in millions):

	January 25, 2019	April 27, 2018
Deferred tax assets	$219	$229
Other assets	277	221
Other non-current assets	$496	$450

Accrued expenses (in millions):

	January 25, 2019	April 27, 2018
Accrued compensation and benefits	$334	$441
Product warranty liabilities	25	25
Other current liabilities	371	359
Accrued expenses	$730	$825

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Balance at beginning of period	$39	$44	$40	$50
Expense accrued during the period	6	3	16	11
Warranty costs incurred	(6)	(6)	(17)	(20)
Balance at end of period	$39	$41	$39	$41

	January 25, 2019	April 27, 2018
Accrued expenses	$25	$25
Other long-term liabilities	14	15
Total warranty liabilities	$39	$40

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	January 25, 2019	April 27, 2018
Liability for uncertain tax positions	$326	$314
Income taxes payable	476	549
Product warranty liabilities	14	15
Other liabilities	82	114
Other long-term liabilities	$898	$992

Statements of cash flows additional information (in millions):

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Nine Months Ended
	January 25, 2019	January 26, 2018
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$6	$19
Non-cash extinguishment of sale-leaseback financing obligations	$—	$130
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$150	$51
Interest paid	$41	$45

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

      The following table presents the impacts of adoption of ASC 606 to our statement of operations for the third quarter and first nine months of fiscal 2018:

	Three Months Ended			Nine Months Ended
	January 26, 2018			January 26, 2018
	As Previously Reported	Impact of ASC 606 Adoption	As Adjusted	As Previously Reported	Impact of ASC 606 Adoption	As Adjusted

Revenues:
Product	$920	$32	$952	$2,450	$48	$2,498
Software maintenance	237	(16)	221	711	(43)	668
Hardware maintenance and other services	366	—	366	1,109	—	1,109
Net revenues	1,523	16	1,539	4,270	5	4,275

Cost of revenues:
Cost of product	468	1	469	1,238	4	1,242
Cost of software maintenance	6	—	6	19	—	19
Cost of hardware maintenance and other services	108	—	108	336	(2)	334
Total cost of revenues	582	1	583	1,593	2	1,595
Gross profit	941	15	956	2,677	3	2,680

Operating expenses:
Sales and marketing	423	(4)	419	1,268	(5)	1,263
Research and development	193	—	193	580	—	580
General and administrative	72	—	72	209	—	209
Gain on sale of properties	(218)	—	(218)	(218)	—	(218)
Total operating expenses	470	(4)	466	1,839	(5)	1,834

Income from operations	471	19	490	838	8	846

Other income, net	14	—	14	25	—	25

Income before income taxes	485	19	504	863	8	871

Provision for income taxes	991	(8)	983	1,058	(13)	1,045

Net loss	$(506)	$27	$(479)	$(195)	$21	$(174)

Net loss per share:
Basic	$(1.89)	$0.10	$(1.79)	$(0.72)	$0.07	$(0.65)

Diluted	$(1.89)	$0.10	$(1.79)	$(0.72)	$0.07	$(0.65)

Shares used in net loss per share calculations:
Basic	268	268	268	269	269	269

Diluted	268	268	268	269	269	269

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

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Product revenues	$967	$952	$2,755	$2,498
Strategic	674	657	1,935	1,721
Mature	293	295	820	777
Software maintenance revenues	239	221	704	668
Hardware maintenance and other services revenues	357	366	1,095	1,109
Hardware maintenance support contracts	292	300	898	904
Professional and other services	65	66	197	205
Net revenues	$1,563	$1,539	$4,554	$4,275

Revenues by geographic region are presented in Note 14 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	January 25, 2019	April 27, 2018
Deferred product revenue	$80	$107
Deferred services revenue	3,195	3,134
Financed unearned services revenue	82	122
Total	$3,357	$3,363

Reported as:
Short-term	$1,641	$1,712
Long-term	1,716	1,651
Total	$3,357	$3,363

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

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Nine Months Ended
	January 25, 2019	January 26, 2018
Balance at beginning of period	$3,363	$3,213
Additions	1,820	1,730
Revenue recognized during the period	(1,826)	(1,800)
Balance at end of period	$3,357	$3,143

During the nine months ended January 25, 2019 and January 26, 2018, we recognized $1,410 million and $1,466 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of January 25, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,357 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 49% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 26% in the next 13 to 24 months, and the remainder thereafter.

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

	Nine Months Ended
	January 25, 2019	January 26, 2018
Balance at beginning of period	$137	$113
Additions	62	56
Expense recognized during the period	(60)	(49)
Balance at end of period	$139	$120

	January 25, 2019	April 27, 2018
Other current assets	$64	$66
Other non-current assets	75	71
Total deferred commissions	$139	$137

6. Other income, net

Other income, net consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Interest income	$22	$20	$68	$55
Interest expense	(16)	(17)	(44)	(47)
Other income, net	2	11	9	17
Total other income, net	$8	$14	$33	$25

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

Investments

The following is a summary of our investments (in millions):

	January 25, 2019				April 27, 2018
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,523	$—	$(34)	$1,489	$1,865	$1	$(39)	$1,827
U.S. Treasury and government debt securities	283	—	(2)	281	497	—	(5)	492
Commercial paper	—	—	—	—	230	—	—	230
Certificates of deposit	117	—	—	117	115	—	—	115
Mutual funds	32	—	—	32	31	—	—	31
Total debt and equity securities	$1,955	$—	$(36)	$1,919	$2,738	$1	$(44)	$2,695

 As of January 25, 2019 and April 27, 2018, the unrealized losses on our available-for-sale investments were caused by market value declines as a result of increasing market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis, we have determined that no other-than-temporary impairments were required to be recognized on these investments as of January 25, 2019 and April 27, 2018.

The following table presents the contractual maturities of our debt investments as of January 25, 2019 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$676	$673
Due after one year through five years	697	685
Due after five years through ten years	550	529
	$1,923	$1,887

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 25, 2019
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,162	$2,162	$—
Corporate bonds	1,489	—	1,489
U.S. Treasury and government debt securities	281	147	134
Certificates of deposit	117	—	117
Total cash, cash equivalents and short-term investments	$4,049	$2,309	$1,740
Other items:
Mutual funds (1)	$5	$5	$—
Mutual funds (2)	$27	$27	$—
Foreign currency exchange contracts assets (1)	$1	$—	$1
Foreign currency exchange contracts liabilities (3)	$(3)	$—	$(3)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of January 25, 2019 and April 27, 2018, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of January 25, 2019 and April 27, 2018, the fair value of our long-term debt was approximately $1,523 million. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	January 25, 2019		April 27, 2018
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due September 2019	$400	2.32%	$400	2.32%
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
3.30% Senior Notes Due September 2024	400	3.42%	400	3.42%
Total principal amount	1,550		1,550
Unamortized discount and issuance costs	(7)		(9)
Total senior notes	1,543		1,541
Less: Current portion of long-term debt	(399)		—
Total long-term debt	$1,144		$1,541

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 25, 2019, we were in compliance with all covenants associated with the Senior Notes.

As of January 25, 2019, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2020	$400
2022	500
2023	250
2025	400
Total	$1,550

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of January 25, 2019, we had commercial paper notes outstanding with an aggregate principal amount of $164 million, a weighted-average interest rate of 2.87% and maturities ranging from 27 days to 36 days. As of April 27, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $385 million, a weighted-average interest rate of 2.29% and maturities ranging from 19 days to 32 days.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended in July 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of January 25, 2019 we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

9. Stockholders’ Equity

Equity Incentive Awards

As of January 25, 2019, we have certain equity incentive awards (awards) outstanding, which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 27, 2018	1	$31.19
Outstanding as of January 25, 2019	1	$29.75	3.17	$17
Exercisable as of January 25, 2019	1	$30.91	2.90	$15

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Additional information related to our stock options is summarized below (in millions):

	Nine Months Ended
	January 25, 2019	January 26, 2018
Intrinsic value of exercises	$28	$29
Proceeds received from exercises	$23	$72
Fair value of options vested	$2	$6

Restricted Stock Units

In the nine months ended January 25, 2019, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria, in addition to the service based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate three year performance period, which began on the date specified in the grant agreements and ends the last day of fiscal 2021. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the current year, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of fiscal 2021. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. For the remaining PBRSUs granted, the number of shares issued will depend upon our achievement against a cumulative Adjusted Operating Income (AOI) target, as defined in the grant agreements, for the three year period from fiscal 2019 through 2021. The fair values of these awards were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of all PBRSUs granted in the current year was $24 million, which is being recognized to compensation expense over the remaining applicable performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 27, 2018	9	$32.91
Granted	3	$63.31
Vested	(3)	$31.86
Forfeited	(1)	$35.16
Outstanding as of January 25, 2019	8	$45.12

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Nine Months Ended
	January 25, 2019	January 26, 2018
Shares withheld for taxes	1	2
Fair value of shares withheld	$92	$67

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Nine Months Ended
	January 25, 2019	January 26, 2018
Shares issued under the ESPP	3	4
Proceeds from issuance of shares	$96	$85

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Cost of product revenues	$1	$—	$2	$2
Cost of hardware maintenance and other services revenues	3	3	8	8
Sales and marketing	19	16	52	53
Research and development	13	11	37	38
General and administrative	7	8	22	24
Total stock-based compensation expense	$43	$38	$121	$125
Income tax benefit for stock-based compensation expense	$1	$5	$11	$23

As of January 25, 2019, total unrecognized compensation expense related to our equity awards was $316 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.2 years.

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

The following table summarizes activity related to this program for the nine months ended January 25, 2019 (in millions, except per share amounts):

Number of shares repurchased	22
Average price per share	$74.17
Aggregate purchase price	$1,611
Remaining authorization at end of period	$2,389

The aggregate purchase price of our stock repurchases for the nine months ended January 25, 2019 consisted of $1,611 million of open market purchases, of which $898 million and $713 million were allocated to additional paid-in capital and retained earnings (accumulated deficit), respectively.

Since the May 13, 2003 inception of our stock repurchase program through January 25, 2019, we repurchased a total of 306 million shares of our common stock at an average price of $36.72 per share, for an aggregate purchase price of $11.2 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Nine Months Ended
	January 25, 2019	January 26, 2018
Dividends per share declared	$1.20	$0.60
Dividend payments allocated to additional paid-in capital	$306	$53
Dividend payments allocated to retained earnings (accumulated deficit)	$—	$108

On February 13, 2019, we declared a cash dividend of $0.40 per share of common stock, payable on April 24, 2019 to holders of record as of the close of business on April 5, 2019. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Retained Earnings (Accumulated Deficit)

A reconciliation of retained earnings (accumulated deficit) is as follows (in millions):

Balance as of April 27, 2018	$(9)
Cumulative-effect of new accounting principle	(51)
Net income	773
Repurchases of common stock	(713)
Balance as of January 25, 2019	$—

In the first quarter of fiscal 2019, we adopted an ASU that eliminates the deferred tax effects of intra-entity asset transfers other than inventory and recorded the cumulative-effect of adoption to retained earnings (accumulated deficit). Refer to Note 1 – Description of Business and Significant Accounting Policies for details.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance as of April 27, 2018	$(27)	$—	$(43)	$(70)
Other comprehensive income (loss), net of tax	(4)	—	7	3
Amounts reclassified from AOCI, net of tax	—	(1)	—	(1)
Total other comprehensive loss	(4)	(1)	7	2
Balance as of January 25, 2019	$(31)	$(1)	$(36)	$(68)

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is six months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 25, 2019 or April 27, 2018. We did not recognize any gains or losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 25, 2019	April 27, 2018
Cash Flow Hedges
Forward contracts purchased	$183	$—
Balance Sheet Contracts
Forward contracts sold	$52	$115
Forward contracts purchased	$345	$412

The effect of cash flow hedges recognized in net revenues on our condensed consolidated statements of operations was immaterial in all periods presented.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
	Gain (Loss) Recognized into Income		Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$(2)	$(12)	$10	$(13)

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

Management previously approved the November 2016 Plan, under which we reduced our global workforce by approximately 6%. We completed all workforce related activities under this plan as of the end of fiscal 2017. The remaining balance as of January 25, 2019 principally relates to lease obligations that will be paid over their remaining terms.

Activities related to our restructuring plans are summarized as follows (in millions):

	Nine Months Ended			Nine Months Ended
	January 25, 2019			January 26, 2018
	May 2018 Plan	November 2016 Plan	Total	November 2016 Plan
Balance at beginning of period	$—	$6	$6	$13
Net charges	19	—	19	—
Cash payments	(18)	(2)	(20)	(7)
Balance at end of period	$1	$4	$5	$6

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 25, 2019	January 26, 2018
Effective tax rates	12.6%	120.0%

Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations, being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory tax rate. The differences in effective tax rates for the nine months ended January 25, 2019 and January 26, 2018 were primarily related to the fiscal 2018 impacts of U.S. tax reform and the sale of certain buildings and land in Sunnyvale, California. Our effective tax rates in the current year were impacted by the adoption of the new revenue standard, the reduced federal income tax rate due to U.S. tax reform, and differences in discrete benefits for stock-based compensation expenses.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the imposition of a one-time transition tax on deferred foreign earnings, and the creation of new taxes on certain foreign-sourced earnings. ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year from the TCJA enactment date.

As a result of the U.S. federal corporate income tax rate change, effective as of January 1, 2018, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future periods. During the third quarter of fiscal 2018, we recorded $117 million of tax expense related to all tax rate changes. Upon finalization of our provisional estimates during the third quarter of fiscal 2019, we recorded tax expense of $6 million related to deferred tax assets for equity-based compensation awards to our executives.

The TCJA imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits not previously subject to U.S. income tax at a rate of 15.5% on earnings to the extent of foreign cash and other liquid assets, and 8% on the remaining earnings. In the third quarter of fiscal year 2018, we recorded a $739 million discrete tax expense for the estimated U.S. federal and state income tax impacts of the transition tax. In the third quarter of fiscal 2019, we finalized our computation of the transition tax and recorded a reduction of $5 million to our provisional estimate.

We will continue to assess the impact of further guidance from federal and state tax authorities on our business and consolidated financial statements, and recognize any adjustments in the period in which they are determined.

Under the TCJA, the global minimum tax on intangible income (“GMT”) provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GMT as a component of tax expense in the period in which a company is subject to the rules, or (ii) account for GMT in a company’s measurement of deferred taxes.  We have elected to recognize the GMT as a period cost.

The effective tax rate for the nine months ended January 26, 2018 has been restated to reflect the retrospective application of the new revenue standard. During the nine months ended January 25, 2019, we recognized a $34 million discrete tax benefit for adjustments to certain intercompany transactions resulting from the retrospective application of the new standard.

As of January 25, 2019, we had $382 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $308 million would affect our provision for income taxes if recognized, and $326 million has been recorded in other long-term liabilities.

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

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for such withholding tax and filed an appeal with the Danish Tax Tribunal. In December 2011, the Danish Tax Tribunal issued a ruling in favor of NetApp. The Danish tax examination agency appealed this decision at the Danish High Court (DHC) in March 2012. In February 2016, the DHC requested a preliminary ruling from the Court of Justice of the European Union (CJEU). Parties were heard before the court in October 2017. During March 2018, the Advocate General issued an opinion which was largely in favor of NetApp, however, the CJEU is not bound by the opinion of the Advocate General. We expect that their ruling will be issued before the end of fiscal year 2019. Once this ruling has been issued, it will be reviewed and may be subjected to additional briefing by the DHC. Once complete, the DHC will issue its final decision. We expect this decision to be issued by our fiscal year 2020.

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

13. Net Income (Loss) per Share

The following is a calculation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Numerator:
Net income (loss)	$249	$(479)	$773	$(174)
Denominator:
Shares used in basic computation	250	268	257	269
Dilutive impact of employee equity award plans	5	—	6	—
Shares used in diluted computation	255	268	263	269
Net Income (Loss) per Share:
Basic	$1.00	$(1.79)	$3.01	$(0.65)
Diluted	$0.98	$(1.79)	$2.94	$(0.65)

Less than 1 million potential shares from outstanding employee equity awards were excluded from the diluted net income (loss) per share calculation for the three and nine months ended January 25, 2019. For the three and nine months ended January 26, 2018, 15 million and 17 million potential shares from outstanding awards, respectively, were excluded from the calculation as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
United States, Canada and Latin America (Americas)	$814	$809	$2,525	$2,322
Europe, Middle East and Africa (EMEA)	523	509	1,382	1,336
Asia Pacific (APAC)	226	221	647	617
Net revenues	$1,563	$1,539	$4,554	$4,275

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $744 million and $731 million during the three months ended January 25, 2019 and January 26, 2018, respectively, and were $2,294 million and 2,092 million during the nine months ended January 25, 2019 and January 26, 2018, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	January 25, 2019	April 27, 2018
U.S.	$254	$853
International	3,795	4,538
Total	$4,049	$5,391

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 25, 2019	April 27, 2018
U.S.	$578	$566
International	185	190
Total	$763	$756

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Arrow Electronics, Inc.	25%	22%	24%	22%
Tech Data Corporation	20%	19%	19%	20%

The following customers accounted for 10% or more of accounts receivable:

	January 25, 2019	April 27, 2018
Arrow Electronics, Inc.	11%	17%
Tech Data Corporation	16%	17%

15. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally. Future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $164 million as of January 25, 2019.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of January 25, 2019, we had $501 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 25, 2019 and April 27, 2018, such liability amounted to $17 million and $14 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of January 25, 2019, we had $4 million in construction related obligations and $220 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $54 million and $62 million of receivables during the nine months ended January 25, 2019 and January 26, 2018, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we recognize revenues in accordance with our revenue recognition policy, as updated to reflect the adoption of ASC 606. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of January 25, 2019 and April 27, 2018, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of January 25, 2019, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of January 25, 2019 related to such matters.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and cash conversion cycle):

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Net revenues	$1,563	$1,539	$4,554	$4,275
Gross profit	$982	$956	$2,919	$2,680
Gross profit margin percentage	63%	62%	64%	63%
Income from operations	$311	$490	$851	$846
Income from operations as a percentage of net revenues	20%	32%	19%	20%
Net income (loss)	$249	$(479)	$773	$(174)
Diluted net income (loss) per share	$0.98	$(1.79)	$2.94	$(0.65)
Operating cash flows	$451	$420	$942	$984

	January 25, 2019	April 27, 2018
Deferred revenue and financed unearned services revenue	$3,357	$3,363
Cash conversion cycle (days)	(11)	(14)

Stock Repurchase Program and Dividend Activity

During the first nine months of fiscal 2019, we repurchased 22 million shares of our common stock at an average price of $74.17 per share, for an aggregate of $1,611 million. We also declared aggregate cash dividends of $1.20 per share in that period, for which we paid an aggregate of $306 million.

Adoption of Revenue Accounting Standard

As of the beginning of fiscal 2019, we adopted the new accounting standard Revenue from Contracts with Customers (ASC 606) using the full retrospective method of adoption. Accordingly, our prior period condensed consolidated financial statements and supplementary data, as presented herein, have been restated to conform to the new rules. As illustrated in Note 5 – Revenue of the Notes to Condensed Consolidated Financial Statements, the overall impact of adoption was not significant to prior periods. However, application of the new rules to our ELAs resulted in approximately $110 million of product revenues for such arrangements in the first nine months of fiscal 2019, that are incremental to the amounts we would have recognized under the old standard. None of this incremental revenue was recorded in the third quarter of fiscal 2019. Under ASC 606, we recognize the software license fee component of our ELAs up-front, whereas under the prior rules the software license fee was recognized over the term of the ELA.

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

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Revenues:
Product	62%	62%	60%	58%
Software maintenance	15	14	15	16
Hardware maintenance and other services	23	24	24	26
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	30	30	28	29
Cost of software maintenance	1	—	1	—
Cost of hardware maintenance and other services	7	7	7	8
Gross profit	63	62	64	63
Operating expenses:
Sales and marketing	26	27	27	30
Research and development	13	13	14	14
General and administrative	4	5	5	5
Restructuring charges	—	—	—	—
Gain on sale of properties	—	(14)	—	(5)
Total operating expenses	43	30	45	43
Income from operations	20	32	19	20
Other income, net	1	1	1	1
Income before income taxes	20	33	19	20
Provision for income taxes	4	64	2	24
Net income (loss)	16%	(31)%	17%	(4)%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the third quarter and first nine months of fiscal 2019 were $1,563 million and $4,554 million, respectively, reflecting an increase of $24 million, or 2%, and $279 million, or 7%, respectively, compared to the corresponding periods of the prior year, primarily reflecting higher product revenues, partially offset by the unfavorable impact of foreign exchange rate fluctuations in the third quarter.

Gross profit as a percentage of net revenues for the third quarter increased by half of one percentage point compared to the corresponding period in fiscal 2018, and increased one and a half percentage points in the first nine months of fiscal 2019 when compared to the corresponding period in fiscal 2018, primarily reflecting higher margins on product revenues, partially offset by an unfavorable impact of foreign exchange rate fluctuations in the third quarter. Gross profit margins on product revenues increased by almost one percentage point in the third quarter of fiscal 2019 and three percentage points in the first nine months of fiscal 2019 compared to the corresponding periods of fiscal 2018, reflecting slightly higher average selling prices (ASPs), lower average materials costs in the third quarter, and for the nine months period, higher margins on revenue recognized during the current year related to the software license components of several ELAs.

Sales and marketing, research and development, and general and administrative expenses for the third quarter and the first nine months of fiscal 2019 totaled $671 million, or 43% of net revenues and $2,049 million, or 45% of net revenues, respectively, representing a decrease of one and a half percentage points and three percentage points when compared to the third quarter and the first nine months of fiscal 2018, respectively, primarily due to higher net revenues in the current year periods.

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Net revenues	$1,563	$1,539	2%	$4,554	$4,275	7%

The increase in net revenues for the third quarter and first nine months of fiscal 2019 compared to the corresponding periods of fiscal 2018 was primarily due to an increase in product revenues of $15 million and $257 million, respectively. Product revenues as a percentage of net revenues were flat in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, and increased two percentage points in the first nine months of fiscal 2019 compared to the corresponding period of fiscal 2018.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
Arrow Electronics, Inc.	25%	22%	24%	22%
Tech Data Corporation	20%	19%	19%	20%

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Product revenues	$967	$952	2%	$2,755	$2,498	10%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, original equipment manufacturer (OEM) products and add-on hardware and software.

Product revenues from strategic solutions represented 70% of product revenues in the third quarter and first nine months of fiscal 2019, compared to 69% in the corresponding periods of the prior year. Product revenues from mature solutions represented 30% of product revenues in the third quarter and first nine months of fiscal 2019, compared to 31% in the corresponding periods of the prior year.

Total product revenues from strategic solutions totaled $674 million in the third quarter of fiscal 2019 reflecting a 3% increase from $657 million in the third quarter of fiscal 2018, primarily due to increased sales of All-Flash FAS products and hyper-converged infrastructure solutions, partially offset by the unfavorable impact of foreign exchange rate fluctuations. Total product revenues from strategic solutions totaled $1,935 million in the first nine months of fiscal 2019 reflecting a 12% increase from $1,721 million in the first nine months of fiscal 2018. Contributing to this increase was over $110 million of revenues from the software license component of several ELAs in the first nine months of fiscal 2019 which, under ASC 606, were recognized up-front. Comparable ELA revenues were immaterial in the first nine months of fiscal 2018. Revenues generated from the sale of optional add-on software unrelated to ELAs, All-Flash FAS products and hyperconverged infrastructure solutions also increased in the first nine months of fiscal 2019, compared to the corresponding period of the prior year.

Total product revenue from mature solutions totaled $293 million in the third quarter of fiscal 2019 reflecting a 1% decrease from $295 million in the third quarter of fiscal 2018. Total product revenue from mature solutions totaled $820 million in the first nine months of fiscal 2019 reflecting a 6% increase from $777 million in the first nine months of fiscal 2018. Add-On hardware, storage & related OS software revenues increased by 4% and 8% in the third quarter and first nine months of fiscal 2019, respectively, compared to the corresponding periods of the prior year. These increases were partially offset by our discontinuation of the 7-mode systems in the first quarter of fiscal 2019, reflecting the movement of customers to our newer products.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Software maintenance revenues	$239	$221	8%	$704	$668	5%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Hardware maintenance and other services revenues	$357	$366	(2)%	$1,095	$1,109	(1)%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues decreased slightly year over year, at $292 million and $898 million, respectively, for the third quarter and first nine months of fiscal 2019, compared to $300 million and $904 million, respectively, for the corresponding periods of the prior year.

Professional services and educational and training services revenues were $65 million and $197 million, respectively, for the third quarter and first nine months of fiscal 2019, compared to $66 million and $205 million, respectively, for the corresponding periods of the prior year.

Revenues by Geographic Area:

	Three Months Ended		Nine Months Ended
	January 25, 2019	January 26, 2018	January 25, 2019	January 26, 2018
United States, Canada and Latin America (Americas)	52%	53%	55%	54%
Europe, Middle East and Africa (EMEA)	33%	33%	30%	31%
Asia Pacific (APAC)	14%	14%	14%	14%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Our geographic distribution of revenues as a percentage of net revenues was relatively consistent in the third quarter and first nine months of fiscal 2019 compared to the corresponding periods of fiscal 2018. During the third quarter of fiscal 2019, Americas revenues were negatively impacted by general macroeconomic conditions in the region.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Cost of product revenues	$469	$469	—%	$1,295	$1,242	4%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2019 to Fiscal 2018	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Materials costs	(2)	3
Excess and obsolete inventory	1	1
Other	1	—
Total change	—	4

Cost of product revenues represented 49% and 47% of product revenues for the third quarter and first nine months of fiscal 2019, respectively, compared to 49% and 50% for the corresponding periods of fiscal 2018. Materials costs represented 90% of product costs for the third quarter and first nine months of fiscal 2019, compared to 91% and 90% in the corresponding periods of fiscal 2018.

Materials costs decreased $8 million in the third quarter of fiscal 2019, compared to the corresponding period of the prior year, primarily due to a decline in the price of certain product components. Materials costs increased $39 million in the first nine months of fiscal 2019, compared to the corresponding period of the prior year, primarily due to higher unit volumes of certain products.

The average unit materials costs of Clustered ONTAP systems decreased slightly in the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018, while it increased slightly in the first nine months of fiscal 2019 compared to the corresponding period of the prior year.

Margins on revenue recognized for strategic solutions were relatively flat during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, while they were higher during the first nine months of fiscal 2019 compared to the corresponding period of the prior year due to the benefit of high margins realized on the software license components of several ELAs, and, to a lesser extent, higher ASPs. Margins for mature products increased slightly in the third quarter and first nine months of fiscal 2019 compared to the corresponding periods of the prior year.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Cost of software maintenance revenues	$10	$6	67%	$25	$19	32%

Cost of software maintenance revenues in dollars was relatively flat in the third quarter and first nine months of fiscal 2019 compared to the corresponding periods of fiscal 2018 and represented 4% of software maintenance revenues for both the third quarter and first nine months of fiscal 2019.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Cost of hardware maintenance and other services revenues	$102	$108	(6)%	$315	$334	(6)%

Cost of hardware maintenance and other services revenues decreased by $6 million, or 6%, and $19 million, or 6%, respectively, for the third quarter and first nine months of fiscal 2019 compared to the corresponding periods of fiscal 2018, primarily due to the favorable impact of cost savings initiatives. Costs represented 29% of hardware maintenance and other services revenues in the third quarter and first nine months of fiscal 2019, compared to 30% in the corresponding periods of the prior year.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased by $5 million, or 1% in the third quarter of fiscal 2019, compared to the corresponding period of the prior year primarily due to lower incentive compensation expense and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations, partially offset by higher salaries and stock-based compensation expenses, reflecting a slight increase in average headcount.

Total compensation costs included in operating expenses increased by $5 million, or less than 1% in the first nine months of fiscal 2019, compared to the corresponding period in the prior year, primarily due to higher salaries and benefits expense, partially offset by lower incentive compensation expense.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Sales and marketing expenses	$401	$419	(4)%	$1,218	$1,263	(4)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2019 to Fiscal 2018	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Compensation costs	(1)	(1)
Commissions	(2)	(1)
Facilities and IT support costs	(1)	(2)
Total change	(4)	(4)

Compensation costs decreased for the third quarter and first nine months of fiscal 2019 compared to the corresponding periods of the prior year, reflecting a slight decrease in average headcount. Facilities and IT support costs decreased primarily due to cost containment efforts. Additionally, sales and marketing expenses in the third quarter of fiscal 2019 were favorably impacted by foreign exchange rate fluctuations.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Research and development expenses	$203	$193	5%	$622	$580	7%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2019 to Fiscal 2018	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Compensation costs	2	4
Development projects and outside services	—	1
Facilities and IT support costs	2	1
Other	1	1
Total change	5	7

The increase in compensation costs for the third quarter and first nine months of fiscal 2019 compared to the corresponding periods in the prior year was attributable to an increase in average headcount of 6% and 7%, respectively, resulting in higher salaries, benefits and stock-based compensation expense, partially offset by lower incentive compensation expense and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations. The increase in headcount reflects our investment in additional engineering resources to support the expansion and enhancement of products and solutions targeted at our most important customer and market opportunities. Development projects and outside services expense for the first nine months of fiscal 2019 increased as a result of higher spending on materials and services associated with engineering activities to develop new products and enhance existing ones. Facilities and IT support costs increased in the current year periods in connection with the increase in average headcount.

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
General and administrative expenses	$67	$72	(7)%	$209	$209	—%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2019 to Fiscal 2018	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Compensation costs	(6)	(2)
Professional and legal fees and outside services	2	—
Facilities and IT support costs	(3)	—
Other	—	2
Total change	(7)	—

The decrease in compensation costs for the third quarter and first nine months of fiscal 2019 compared to the corresponding periods of the prior year was attributable to lower incentive compensation and salaries expense, and to a lesser extent, the favorable impact of foreign exchange rate fluctuations during the third quarter. While average headcount increased in the current year periods, salaries expense decreased because a greater percentage of employees were located in lower cost geographies. The decrease in facilities and IT support costs for the third quarter of fiscal 2019 compared to the corresponding period of the prior year was primarily due to lower spending levels on IT projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Restructuring charges	$—	$—	NM	$19	$—	NM

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

Gain on Sale of Properties (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Gain on sale of properties	$—	$(218)	NM	$—	$(218)	NM

NM – Not Meaningful

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, through two separate and independent closings. Upon the completion of the first closing in the third quarter of fiscal 2018, we consummated the sale of properties with a net book value of $66 million for cash proceeds of $210 million, resulting in a gain, net of direct selling costs, of $142 million.

During the third quarter of fiscal 2018, our continuing involvement with properties subject to a sale-leaseback arrangement entered into in fiscal 2016 ended, and as a result we recorded a non-cash sale of properties, extinguished the associated financing obligation and recognized a gain of $76 million.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Interest income	$22	$20	10%	$68	$55	24%
Interest expense	(16)	(17)	(6)%	(44)	(47)	(6)%
Other income, net	2	11	(82)%	9	17	(47)%
Total	$8	$14	(43)%	$33	$25	32%

Interest income increased in the third quarter and first nine months of fiscal 2019 compared to the corresponding periods of the prior year, primarily due to a shift in our investment portfolio to higher-yielding investments, partially offset by a decrease in the size of the portfolio. Interest expense declined in the current year periods due to a reduction in the average amount of interest-bearing debt outstanding. Other income, net decreased in the third quarter and first nine months of fiscal 2019 compared to the corresponding periods of the prior year primarily due to lower net foreign exchange gains.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 25, 2019	January 26, 2018	% Change	January 25, 2019	January 26, 2018	% Change
Provision for income taxes	$70	$983	(93)%	$111	$1,045	(89)%

Our effective tax rate for the third quarter of fiscal 2019 was 21.9% compared to an effective tax rate of 195.0% for the third quarter of fiscal 2018. Our effective tax rate for the first nine months of fiscal 2019 was 12.6% compared to an effective tax rate of 120.0% for the corresponding period of fiscal 2018. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rates decreased for the third quarter and first nine months of fiscal 2019 compared to the corresponding periods of the prior year primarily due to the provisional impacts of U.S. tax reform, and the sale of certain land in Sunnyvale, California, which resulted in aggregate discrete tax charges of $856 million and $72 million, respectively, in the third quarter of fiscal 2018. Our effective tax rates in the current year were also impacted by a reduction of the federal income tax rate under U.S. tax reform and discrete impacts related to stock-based compensation. Additionally, our effective tax rate for the first nine months of fiscal 2019 reflects a $34 million discrete tax benefit for certain intercompany transactions resulting from the retrospective application of the new revenue standard.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the imposition of a one-time transition tax on deferred foreign earnings, and the creation of new taxes on certain foreign-sourced earnings. ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year from the TCJA enactment date.

As a result of the U.S. federal corporate income tax rate change, effective as of January 1, 2018, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future periods. During the third quarter of fiscal 2018, we recorded $117 million of tax expense related to all tax rate changes. Upon finalization of our provisional estimates during the third quarter of fiscal 2019, we recorded tax expense of $6 million related to deferred tax assets for equity-based compensation awards to our executives.

The TCJA imposes a mandatory, one-time transition tax on accumulated foreign earnings and profits not previously subject to U.S. income tax at a rate of 15.5% on earnings to the extent of foreign cash and other liquid assets, and 8% on the remaining earnings. In the third quarter of fiscal 2018, we recorded a $739 million discrete tax expense for the estimated U.S. federal and state income tax impacts of the transition tax. In the third quarter of fiscal 2019, we finalized our computation of the transition tax and recorded a reduction of $5 million to our provisional amount.

We will continue to assess the impact of further guidance from federal and state tax authorities on our business and consolidated financial statements, and recognize any adjustments in the period in which they are determined.

Under the TCJA, the global minimum tax on intangible income (“GMT”) provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GMT as a component of tax expense in the period in which a company is subject to the rules, or (ii) account for GMT in a company’s measurement of deferred taxes. We have elected to recognize the GMT as a period cost.

As of January 25, 2019, we had $382 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $308 million would affect our provision for income taxes if recognized, and $326 million has been recorded in other long-term liabilities.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	January 25, 2019	April 27, 2018
Cash, cash equivalents and short-term investments	$4,049	$5,391
Principal amount of debt	$1,714	$1,935

The following is a summary of our cash flow activities:

	Nine Months Ended
(In millions)	January 25, 2019	January 26, 2018
Net cash provided by operating activities	$942	$984
Net cash provided by (used in) investing activities	521	(141)
Net cash used in financing activities	(2,117)	(350)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	37
Net increase (decrease) in cash, cash equivalents and restricted cash	$(671)	$530

Cash Flows

As of January 25, 2019, our cash, cash equivalents and short-term investments were $4.0 billion, a decrease of $1.3 billion from April 27, 2018. The decrease was primarily due to $1.6 billion paid for the repurchase of our common stock, $306 million used for the payment of dividends, $221 million used for the net repayment of commercial paper notes, and $138 million in purchases of property and equipment, partially offset by $942 million of cash provided by operating activities. Working capital decreased by $1.5 billion to $1.9 billion as of January 25, 2019 compared to April 27, 2018 primarily due to the decreases in cash, cash equivalents and short-term investments discussed above, and the reclassification of $400 million principal amount of our senior notes to current liabilities.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle:

	Three Months Ended
(In days)	January 25, 2019	April 27, 2018	January 26, 2018
Days sales outstanding (1)	51	58	46
Days inventory outstanding (2)	16	18	14
Days payables outstanding (3)	(78)	(90)	(71)
Cash conversion cycle (4)	(11)	(14)	(12)

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on ending accounts receivable and net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the quarters presented above). DSO for the third quarter of fiscal 2019 increased compared to the corresponding period of fiscal 2018 primarily due to one of our major distributors choosing not to take advantage of an early payment discount in the current quarter, while it decreased compared to the fourth quarter of fiscal 2018 due to lower seasonal invoicing levels and more favorable shipping linearity.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of revenues per day for the current quarter. DIO for the third quarter of fiscal 2019 increased compared to the corresponding period of fiscal 2018, primarily due to higher levels of finished goods on hand at the end of the current quarter, while it decreased compared to the fourth quarter of fiscal 2018 due to lower levels of finished goods on hand at the end of the current quarter.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. DPO for the third quarter of fiscal 2019 increased compared to the corresponding period of fiscal 2018, due to differences in the timing of purchases from and payments to our suppliers. DPO for the third quarter of fiscal 2019 decreased compared to the fourth quarter of 2018, primarily due to the timing of purchases from contract manufacturers.

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

Cash Flows from Operating Activities

During the first nine months of fiscal 2019, we generated cash from operating activities of $942 million, reflecting net income of $773 million, adjusted by non-cash depreciation and amortization of $149 million, and stock-based compensation of $121 million, compared to $984 million of cash generated from operating activities during the first nine months of fiscal 2018.

Changes in assets and liabilities in the first nine months of fiscal 2019 included the following:

•	Accounts receivable decreased $165 million, reflecting lower DSO.
•	Accounts payable decreased $101 million, reflecting lower DPO.
•	Accrued expenses decreased $85 million, primarily due to employee compensation payouts related to fiscal year 2018 commissions and incentive compensation plans.
•	Long-term taxes payable decreased $60 million, primarily due to transition taxes associated with U.S. tax reform.

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

Cash Flows from Investing Activities

During the first nine months of fiscal 2019, we generated $661 million from maturities and sales of investments, net of purchases, and paid $138 million for capital expenditures, while during the first nine months of fiscal 2018, we used $178 million for the purchase of investments, net of maturities and sales, and paid $97 million for capital expenditures. Additionally, during the first nine months of fiscal 2018, we paid $75 million to acquire two privately-held companies, and received proceeds of $210 million from the sale of properties.

Cash Flows from Financing Activities

During the first nine months of fiscal 2019, we used $1.6 billion for the repurchase of 22 million shares of our common stock, $306 million for the payment of dividends, and $221 million for the repayment of commercial paper notes, net, compared to $450 million used for the repurchase of 10 million shares of common stock, $161 million used for the payment of dividends, $750 million used for the repayment of one of our Senior Notes, $132 million generated from issuances of commercial paper notes, net, and $795 million generated from the issuance of long-term debt during the first nine months of fiscal 2018.

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

Liquidity

Our principal sources of liquidity as of January 25, 2019 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	January 25, 2019	April 27, 2018
Cash and cash equivalents	$2,271	$2,941
Short-term investments	1,778	2,450
Total	$4,049	$5,391

As of January 25, 2019 and April 27, 2018, $3.8 billion and $4.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.2 billion and $0.9 billion, respectively, were available in the U.S. at the end of each period. The TCJA imposes a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the recognition of the impacts of the TCJA, we have reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 25, 2019.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 25, 2019 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of January 25, 2019, we had commercial paper notes outstanding with an aggregate principal amount of $164 million, a weighted-average interest rate of 2.87% and maturities ranging from 27 days to 36 days.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of January 25, 2019, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2019 to be between $50 million and $100 million.

Dividends and Stock Repurchase Program

On February 13, 2019, we declared a cash dividend of $0.40 per share of common stock, payable on April 24, 2019 to holders of record as of the close of business on April 5, 2019.

Our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 25, 2019, we repurchased a total of 306 million shares of our common stock at an average price of $36.72 per share, for an aggregate purchase price of $11.2 billion. As of January 25, 2019, the remaining authorized amount for stock repurchases under this program was $2.4 billion.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Operating Lease Commitments

As of January 25, 2019, future annual minimum lease payments under non-cancelable operating leases with an initial term in excess of one year totaled $164 million.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of January 25, 2019, we had $501 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of January 25, 2019, we had $4 million in construction related obligations and $220 million in other purchase obligations.

Unrecognized Tax Benefits

As of January 25, 2019, our liability for uncertain tax positions was $326 million, including interest, penalties and certain income tax benefits. Due to uncertainties regarding tax audits and their possible outcomes, we are unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $54 million and $62 million of receivables during the nine months ended January 25, 2019 and January 26, 2018, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we recognize revenues in accordance with our revenue recognition policy, as updated to reflect the adoption of ASC 606. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. As of January 25, 2019 and April 28, 2017, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of January 25, 2019, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of January 25, 2019, we had fixed income debt investments of $1.9 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of January 25, 2019 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $46 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of January 25, 2019, we have outstanding $1.6 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 25, 2019, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 25, 2019, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the third quarter of fiscal 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and our future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In particular, the current trade tensions between the U.S. and China, including newly imposed tariffs, and the United Kingdom’s pending withdrawal from the European Union, which is scheduled to be effective on March 29, 2019, could impact our business and operating results. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results as a whole. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition. The recent U.S. tax law changes enacted through the Tax Cuts and Jobs Act are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as the Treasury Department and/or Internal Revenue Service. Changes to interpretations of the law could change the tax expense or accounting treatment of the $727 million expense we have recorded in relation to the transition tax. We have elected to pay the transition tax over a period of eight years. As result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full.

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

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Events such as the U.S. federal government shutdowns in October 2013 and from December 2018 to January 2019 and continued uncertainty regarding the U.S. budget and debt levels have increased demand uncertainty for our products, and in our fiscal 2016 resulted in lower sales to these customers. In addition, like other customers, the U.S. government may evaluate competing products and delay purchasing in the face of the technology transitions taking place in the storage industry. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

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

As of January 25, 2019, we had $1.6 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2019, 2021, 2022 and 2024, and we had an aggregate of $164 million of commercial paper notes outstanding with maturities ranging from 27 to 36 days. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 25, 2019:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 27, 2018 - November 23, 2018	3,204	$75.01	301,090	$2,699
November 24, 2018 - December 21, 2018	3,594	$64.92	304,684	$2,465
December 22, 2018 - January 25, 2019	1,310	$58.31	305,994	$2,389
Total	8,108	$67.84

In May 2003, our Board of Directors approved a stock repurchase program. As of January 25, 2019, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Since inception of the program through January 25, 2019, we repurchased a total of 306 million shares of our common stock for an aggregate purchase price of $11.2 billion. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management.

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

Date: February 19, 2019