Form 10-K
period 2019-04-26
NetApp, Inc.
filed 2019-06-18
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 26, 2019

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

(408) 822-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 Par Value	NTAP	The NASDAQ Stock Market LLC

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 26, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,456,432,144 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On June 7, 2019, 240,022,187 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 26, 2019.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “estimate,” “intend,” “plan,” “predict,” “seek,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document includes:

•	our future financial and operating results;
•	our strategy;
•	our beliefs and objectives for future operations, research and development;
•	expectations regarding future product releases, growth and performance;
•	political, economic and industry trends;
•	expected timing of, customer acceptance of and benefits from, product introductions, developments and enhancements;
•	expected benefits from acquisitions, joint ventures, growth opportunities and investments;
•	expected outcomes from legal, regulatory and administrative proceedings;
•	our competitive position;
•	our short-term and long-term cash requirements, including, without limitation, anticipated capital expenditures;
•	our anticipated tax rate;
•	the repayment of our indebtedness; and
•	future uses of our cash, including, without limitation, the continuation of our stock repurchase and cash dividend programs.

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	the overall growth, structure and changes in the networked storage hardware market;
•	our ability to expand our total available market and grow our portfolio of products and solutions;
•	our ability to introduce new and differentiated products, solutions and services without disruption;
•	our ability to successfully execute new business models;
•	our ability to successfully execute on our Data Fabric strategy to generate profitable growth and stockholder return;
•	general global political, macroeconomic and market conditions;
•	our ability to accurately forecast demand for our products, solutions and services, and future financial performance;
•	our ability to successfully manage our backlog;
•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;
•	our ability to maintain our customer, partner, supplier and contract manufacturer relationships on favorable terms and conditions;
•	our ability to maintain our gross profit margins;
•	our ability to timely and successfully introduce and increase volumes of new products and services and to forecast demand and pricing for the same;
•	changes in U.S. government spending;

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

PART I

Item 1.  Business

Overview

NetApp, Inc. (NetApp, we, or us) is the data authority for hybrid cloud. We provide a full range of hybrid cloud data services that simplify management of applications and data across cloud and on-premises environments to accelerate digital transformation. Together with our partners, we empower global organizations to unleash the full potential of their data to expand customer touchpoints, foster greater innovation and optimize their operations. We were incorporated in 1992 and are headquartered in Sunnyvale, California.

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

The NetApp Data Fabric

NetApp delivers a Data Fabric built for the data-driven world. The Data Fabric is NetApp’s strategy for simplifying and integrating the orchestration of data services across a choice of hybrid, multicloud environments. Customers can build their unique Data Fabric from a catalog of consistent data services that provide data visibility and insights, data access and control, and data protection and security. Customers can easily incorporate new capabilities—AI, machine learning, blockchain, Internet of Things —from any cloud provider to speed innovation and achieve higher levels of operational efficiency to shift resources from maintenance to digital transformation. Secure by design, the Data Fabric helps customers realize new business opportunities while minimizing risk.

Built for the challenges and opportunities of the data-driven world, NetApp products and solutions are designed for simplicity and optimized to manage, protect and secure data. Because the Data Fabric is open by design, we can constantly fuel innovation and flexibility.

Our products, solutions, and services portfolio focus on customers’ top IT imperatives as they undertake digital transformations. NetApp’s unique approach to data services enables organizations to inspire innovation with the cloud, build clouds to accelerate new services, and modernize IT architecture with cloud-connected flash.

Product, Solutions and Services Portfolio

Cloud Data Services

NetApp believes that hybrid multicloud will be the dominant model for enterprise IT. Customers are attracted by the speed and scale benefits of the public cloud but they need new data management capabilities to keep control of data as it moves beyond the walls of the enterprise. The NetApp Data Fabric enables our customers to manage, secure, and protect their data from on-premises to public to hybrid clouds, all at the scale needed to accommodate the exponential data growth of the digital world. The NetApp Cloud Data Services portfolio is focused on helping customers fuel business growth by delivering data-rich customer experiences through new application deployments that easily use data and services regardless of where they reside or in what form.

NetApp Cloud Volumes Service for AWS

Cloud Volumes Service for AWS delivers fully managed file services for NFS, SMB, or dual protocol support. With consistently high performance, Cloud Volumes Service provides shared persistent storage with high throughput and low latency that meets the demands of large databases and HPC applications.

NetApp Cloud Volumes ONTAP

Cloud Volumes ONTAP delivers secure, proven storage management services for AWS and Azure cloud storage. Cloud Volumes ONTAP combines data control with enterprise-class storage features for various use cases, including file shares and block-level storage serving NAS and SAN protocols, disaster recovery, backup and archive, DevOps, databases, or any other enterprise workload.

NetApp Cloud Sync

Cloud Sync is NetApp’s service for rapid and secure data synchronization. Whether organizations need to transfer files between on-premises NFS or CIFS file shares, Amazon S3 object format, Azure Blob, IBM Cloud Object Storage, or the NetApp StorageGRID® appliance, Cloud Sync moves the files where they are needed quickly and securely.

NetApp Cloud Secure

Cloud Secure operates on both cloud and on-premises storage systems to give organizations real-time alerts of malicious user behavior. Cloud Secure uses advanced machine learning algorithms to automatically uncover unusual data activity. It automatically updates protection policies and permissions to restrict access, stopping actual threats before they become breaches.

NetApp Cloud Tiering

Based on NetApp FabricPool technology, Cloud Tiering identifies infrequently used data in on-premises storage and automatically and seamlessly moves that data to lower-cost object storage in the cloud, leaving frequently used data on the high-performant, data center storage system. When the infrequently used tiered data is needed again, the service will automatically and seamlessly move it back to the high-performance tier.

NetApp SaaS Backup

SaaS Backup service is a complete software-as-a-service (SaaS) offering that enables organizations to protect Office 365 and Salesforce data against threats or accidental deletion with secure backup and restore.

NetApp Kubernetes Service

NetApp Kubernetes Service simplifies multicloud management by enabling organizations to create and manage production-ready Kubernetes clusters at scale with our universal Kubernetes control plane. Kubernetes clusters can be launched at any of the major cloud providers and managed from a single pane of glass.

NetApp Cloud Insights

NetApp Cloud Insights is an infrastructure monitoring tool that gives organizations visibility into their entire infrastructure. Cloud Insights advanced data collection and analytics capabilities, monitor, troubleshoot, and optimize cost across all resources including public clouds and private data centers.

Cloud Infrastructure

NetApp Cloud Infrastructure is a portfolio of offerings that helps customers build cloud-architected data centers to accelerate new services. To accelerate digital transformations, customers are developing next-generation cloud-architected infrastructures that manage data and services as one integrated resource supporting both public and private clouds.

FlexPod

FlexPod® is a portfolio of prevalidated designs and integration that combine the Cisco Unified Computing System integrated infrastructure and NetApp storage components to reduce risk and accelerate the deployment of data center infrastructure. Today, customers and partners can choose from more than 100 validated application and infrastructure designs.

NetApp HCI

NetApp HCI is designed to deliver a public cloud consumption experience with simplicity, dynamic scale, and operational efficiency to hybrid multiclouds. Organizations can move faster while reducing costs with NetApp HCI by managing and running multiple applications with the predictable performance that enterprises demand.

NetApp StorageGRID Object Storage Software

NetApp StorageGRID® is a software-defined object-based storage solution that provides intelligent policy-driven data management. StorageGRID supports industry-standard object APIs such as Amazon Simple Storage Service (S3) API and OpenStack Swift API. Organizations can optimize data availability, performance, geo-distribution, retention, protection, and storage cost with metadata-driven policies.

Storage Systems and Software

The NetApp Storage Systems and Software portfolio enables customers to modernize their IT architectures with cloud-connected flash to free the resources necessary to fund transformation by deploying highly efficient flash storage that scales from the edge to the core to the cloud.

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

NetApp AFF systems help organizations meet enterprise storage requirements with high performance, flexibility, and best-in-class data management and cloud integration. Combined with the industry’s first end-to-end NVMe technologies and NetApp ONTAP data management software, AFF systems accelerate, manage, and protect business-critical data. AFF systems eliminate performance silos in the data center by seamlessly integrating into a cluster with hybrid FAS systems, enabling workloads to transparently move between high-performance tiers and low-cost capacity tiers.

NetApp SolidFire® all-flash storage systems are architected for rapidly transforming environments. As the foundation for private cloud infrastructure, SolidFire allows independent scaling, consistent performance, and automation integrations, giving private cloud infrastructure the flexibility and consistency to scale as a service provider. SolidFire enables organizations to get closer to the speed and simplicity of business in the cloud while exceeding the demands of keeping data on-premises.

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

NetApp ONTAP Storage Operating System

ONTAP 9 is the next generation of the industry’s leading enterprise data management software. It combines new levels of simplicity and flexibility with powerful data management capabilities and storage efficiencies. With ONTAP 9, customers can build a hybrid cloud that is the foundation of a Data Fabric. ONTAP 9 provides flexibility to design and deploy a storage environment across the widest range of architectures—engineered systems, software-defined storage (SDS), and the cloud—spanning flash and disk infrastructures. AFF systems running ONTAP 9 are optimized specifically for flash. ONTAP 9 also enables FAS hybrid storage systems to deliver flash-accelerated performance that is balanced with HDD economies. NetApp OnCommand Unified Manager, which is included with ONTAP, provides a comprehensive data management solution for NetApp AFF, FAS and ONTAP Select storage.

NetApp ONTAP Select

ONTAP Select converts a server’s internal SSDs or HDDs, as well as HCI and external array storage into an agile, flexible storage platform with many of the same dedicated storage system benefits based on NetApp ONTAP. ONTAP Select can be deployed on new servers or on existing server infrastructure for added flexibility.

NetApp MAX Data

Memory Accelerated Data (MAX Data) moves beyond caching to true memory tiering for next-generation Intel Optane DC persistent memory (Optane DC PMM)—providing application performance and enterprise data protection. With MAX Data software, companies can realize the promise of real-time data analytics to deliver orders-of-magnitude faster transactions for business applications, such as Oracle, and for NoSQL databases, such as MongoDB.

NetApp FlexArray Storage Virtualization Software

NetApp FlexArray® virtualization software lets organizations use EMC, HP, Hitachi, IBM, and NetApp E-Series arrays as storage capacity in an ONTAP environment creating a single storage management architecture that overcomes the limitations of existing arrays, expands the capabilities of customers’ IT infrastructures, and delivers the benefits of software-defined storage.

NetApp OnCommand API Services

NetApp OnCommand API Services help IT organizations address today’s complex IT management challenges. Using representational state transfer (REST) APIs, companies can integrate disparate software tools to simplify the management of on-premises and cloud storage. IT organizations gain a view of the entire infrastructure with a single tool and can continue using their vendor-provided tools as needed to troubleshoot issues with specific infrastructure components.

NetApp Active IQ

Active IQ® artificial intelligence and machine learning power predictive analytics and actionable insights to help optimize investments in NetApp. Active IQ offers continual insights from machine learning algorithms that compare workloads across similar systems to get smarter over time; simplifies and automates operations with predictive, self-healing care; and monitors and predicts capacity usage to stay a step ahead of users’ rapidly growing data demands.

NetApp Data Availability Services

NetApp Data Availability Services simplify the protection and management of NetApp ONTAP data from primary to secondary to cloud S3 storage. Simplified orchestration improves performance of backup workflows when protecting large numbers of volumes, thereby increasing productivity, reducing cost and providing rapid time to business insight.

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

NetApp SANtricity Storage Operating System

NetApp E-Series and EF-Series storage arrays with SANtricity software offer industry-leading performance, reliability, and ease of use. These capabilities mean that storage administrators can make configuration changes, perform maintenance, and expand storage capacity without disrupting I/O to attached hosts.

NetApp Element Operating System

NetApp Element® software delivers agility through scale-out flexibility, predictable performance and automation integrations so organizations can build clouds to accelerate new services. Integrated into the NetApp Data Fabric, Element software enables innovative architectures with flexible scale for our customers’ private clouds.

Professional and Support Services

NetApp and our ecosystem of partners deliver a full portfolio of professional and technical services that enable customers to gain the end-to-end expertise and insight needed to succeed and accelerate digital transformations. Our services experts help organizations transform with the right cloud strategy, design an IT-as-a-Service model, and move to an operational hybrid cloud. From discovery and insight to strategic planning, NetApp Consulting Services collaborate with our customers to shape winning strategies to transform IT and reach their digital goals.

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

Operational Support Services help our customers deliver greater business value. NetApp seasoned experts manage, support, and optimize on-premises and hybrid-cloud workloads. The NetApp Services team optimizes data storage system utilization, efficiency, and consistency and delivers actionable intelligence for managing data with proactive and predictive technology. Our offerings include independent support services, support account managers, residency services, and managed services.

Sales, Principal Markets, and Distribution Channels

We market and sell our products in numerous countries throughout the world. To increase visibility of NetApp as the data authority in the hybrid cloud, we continue to make investments in our multi-year branding and awareness campaigns.

Our diversified customer base spans industry segments and vertical markets such as energy, financial services, government, high technology, internet, life sciences, healthcare services, manufacturing, media, entertainment, animation, video postproduction and telecommunications. NetApp focuses primarily on the cloud data services, private cloud, and storage markets. We design our products to meet the needs of our broad customer base – from large enterprises to midsize customers.

NetApp uses a multichannel distribution strategy. We sell our products, solutions and services to end-user business customers and service providers through a direct sales force and an ecosystem of partners. We work with a wide range of partners for our customers, including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2019, sales through our indirect channels represented 76% of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 26, 2019, our worldwide sales and marketing functions consisted of approximately 5,000 managers, sales representatives and technical support personnel. We have field sales offices in approximately 43 countries. Sales to customers Arrow Electronics, Inc. and Tech Data Corporation, which are distributors, accounted for 24% and 20% of our net revenues, respectively, in fiscal 2019. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations and net sales attributable to our geographic regions is included in Note 16 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements

Seasonality

We have historically experienced a sequential decline in revenues in the first quarter of our fiscal year, as the sales organization spends time developing new business after higher close rates in the fourth quarter, and because sales to European customers are typically weaker during the summer months. During the second quarter of our fiscal year, we have historically experienced increased sales, driven by the government sector, concurrent with the end of the U.S. federal government’s fiscal year in September, as well as an increase in business from European markets. We derive a majority of our revenue in any given quarter from orders booked in the same quarter. Bookings and revenues typically follow intra-quarter seasonality patterns weighted toward the back end of the quarter.

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

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Memphis, Tennessee; Fremont, California; San Jose, California; San Antonio, Texas; Guadalajara, Mexico; Schiphol Airport, The Netherlands; Komarom and Tiszaujvaros, Hungary; Wuxi and Tianjin, China; Taoyuan City, Taiwan; and Singapore. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We use multiple vendors and have our products manufactured in a number of locations wherever possible to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, maximizing the exchange of critical information and facilitating implementation of joint quality programs. We use contract manufacturers for the production of major subassemblies and final system configuration. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We are certified to the International Organization for Standardization (ISO) 9001:2008 and ISO 14001:2004 certification standards. We are also a partner of the U.S. Customs and Border Protection’s (CBP) Customs Trade Partnership Against Terrorism (CTPAT) program.

Research and Development

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $827 million, $783 million and $779 million in fiscal 2019, 2018 and 2017, respectively. These costs consist primarily of personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We compete with many companies in the markets we serve, including established public companies, newly public companies with a strong flash focus, and new market entrants addressing the growing opportunity for hyper converged systems. Some offer a broad spectrum of IT products, solutions and services (full-stack vendors) and others offer a more limited set of storage and data management products, solutions or services.

Technology trends – for example, the emergence of hosted (or cloud) storage, SaaS, hyperconverged infrastructure, and flash storage – are driving significant changes in storage architectures and solution requirements. Cloud service providers provide customers storage as an operating expense which competes with more traditional storage offerings that customers acquire through capital expenditures. While the short- and long-term impact of these evolving trends cannot be predicted, NetApp is confident that our customers recognize the value in our cloud and Data Fabric strategy. Our strategy includes integrating and building relationships with these new classes of providers, and to date, we have established relationships with more than 300 cloud service providers and hyperscaler providers, including AWS, Google, IBM SoftLayer and Microsoft Azure.

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

We are voluntarily measuring, monitoring, and publicly reporting our scope 1 and scope 2 greenhouse gas emissions and participate in the CDP, which is a global standardized mechanism by which companies report their greenhouse gas emissions to customers and institutional investors. We promote alternative transportation programs through education and awareness campaigns, and we continuously seek to optimize the energy efficiency of our buildings, labs, and data centers. At both the global and regional/state levels, various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Environmental laws are complex, change frequently, and have tended to become more stringent over time. However, it is often difficult to anticipate future regulations pertaining to environmental matters and to estimate their impacts on our operations. Based on current information, we believe that our primary risk related to climate change is the risk of increased energy costs. We are not currently subject to a cap and trade system or any other mitigation measures that could be material to our operations, nor are we aware of any such measures that will impact us in the near future. Additionally, we have implemented disaster recovery and business resiliency measures to mitigate the physical risks our facilities, business, and supply chain might face as a consequence of severe weather-/climate-related phenomena such as earthquakes, floods, droughts, and other such natural occurrences.

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

Employees

As of April 26, 2019, we had approximately 10,500 employees worldwide. None of our employees are represented by a labor union and we consider relations with our employees to be good. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Our executive officers and their ages as of June 1, 2019, are as follows:

Name	Age	Position
George Kurian	52	Chief Executive Officer and President
Ronald J. Pasek	58	Executive Vice President and Chief Financial Officer
Henri Richard	61	Executive Vice President, Worldwide Field and Customer Operations
Joel D. Reich	60	Executive Vice President and General Manager, NetApp Storage Systems and Software Business Unit
Matthew K. Fawcett	51	Senior Vice President, General Counsel and Secretary

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

Henri Richard joined NetApp in May 2016 as executive vice president of worldwide field and customer operations, leading NetApp’s global field and customer success operations, which support the company’s ecosystem of channel, alliance, and service partners and perform customer-facing functions. Before joining NetApp, from April 2013 to May 2016, he was senior vice president of worldwide sales and support at SanDisk Corporation. Prior to SanDisk, Mr. Richard served as senior vice president of worldwide sales and marketing at Freescale Semiconductor from September 2007 to April 2013. Mr. Richard brings 30-years of experience serving in global executive roles at companies including Seagate, IBM, WebGain and AMD. He started his career in IT with Informatique Haute Performance in Paris, France, a company he founded. Mr. Richard was a member of the board of directors of Ultratech Inc., a formerly publicly traded advance packaging and laser processing company, until its acquisition by Veeco Instruments, Inc. in May 2017. Mr. Richard holds a BS degree from the Ecole Nationale de Radiotechnique et d’Electronique Appliquee in Asnieres, France.

Joel D. Reich joined NetApp in 2002 and was appointed executive vice president of product operations in June 2015. He is currently executive vice president and general manager of the NetApp Storage Systems and Software Business Unit. He is responsible for overseeing the strategy and development of the business units’ product and solutions portfolio, and for managing NetApp’s manufacturing operations. From April 2011 to June 2015, Mr. Reich served as NetApp’s senior vice president of the Hyperscale Storage Group. Before that time, he served in various NetApp Data ONTAP engineering leadership roles. Before joining NetApp, he was vice president of marketing and product operations for HighGround Systems, Inc. He also held the position of director of product management at Data General Corporation and EMC Corporation and was director of sales and marketing for Conner Peripherals Storage Systems Group. Mr. Reich holds a BS degree from Lehigh University.

Matthew K. Fawcett joined the company in September 2010 as senior vice president, general counsel, secretary and chief compliance officer. He is responsible for all legal affairs worldwide, including corporate governance and securities law compliance, intellectual property matters, commercial contracts, mergers and acquisitions, and government relations. Prior to joining NetApp, from 1999 to August 2010, Mr. Fawcett served in various positions at JDS Uniphase Corporation, an optical components company, including as senior vice president, general counsel, and corporate secretary. Prior to joining JDSU, Mr. Fawcett was counsel at Fujitsu and worked in private practice at Morrison & Foerster LLP. Mr. Fawcett serves on the board of the Law Foundation of Silicon Valley and on various advisory boards. Mr. Fawcett holds a BA degree from the University of California at Berkeley and a JD degree from the University of California at Los Angeles.

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

Our business may be harmed by technological trends in our market or if we are unable to keep pace with rapid industry, technological and market changes.

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage and data management solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage and data management solutions to address this demand. However, despite continued data growth, our traditional market, the networked storage hardware market, experienced a decline in each of the last three calendar years due to a combination of customers delaying purchases in the face of technology transitions, increasing adoption of Cloud environments built on commodity hardware, increased storage efficiency, and changing economic and business environments. While customers are navigating through their information technology (IT) transformations, which leverage modern architectures and hybrid cloud environments, they are also reducing IT budgets, looking for simpler solutions, and rethinking how they consume IT. This evolution is diverting spending towards transformational projects and architectures like flash, hybrid cloud, IT as a service, converged infrastructure, and software defined storage. Our business may be adversely impacted if we are unable to keep pace with rapid industry, technological or market changes or if our Data Fabric strategy is not accepted in the marketplace. As a result of these and other factors discussed in the report, our revenue may decline on a year-over-year basis, as it did in fiscal years 2015, 2016 and 2017. The future impact of these trends on both short-term and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products, services and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

If we are unable to develop, introduce and gain market acceptance for new products and services while managing the transition from older ones, or if we cannot provide the expected level of quality and support for our new products and services, our business, operating results and financial condition could be harmed.

Our future growth depends upon the successful development and introduction of new hardware and software products and services. Due to the complexity of storage software, subsystems and appliances and the difficulty in gauging the engineering effort required to produce new products and services, such products and services are subject to significant technical and quality control risks.

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for new products and services, as and when required by the market and our customers, our business, operating results and financial condition could be materially and adversely affected.

New or additional product introductions, including new hardware and software offerings, such as NetApp HCI, Cloud Volumes ONTAP, and new all flash storage products, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to successfully manage the transition from older products and solutions, our ability to forecast the impact of customers’ demand for new products, services and solutions or the products being replaced, and our ability to manage production capacity to meet the demand for new products and services. In addition, as new or enhanced products and services are introduced, we must also avoid excessive levels of older product inventories and related components and ensure that new products and services can be delivered to meet customers’ demands. Further risks inherent in the introduction of new products, services and solutions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, delays in sales caused by the desire of customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products and solutions. If these risks are not managed effectively, we could experience material risks to our operations, financial condition and business model.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, service and support to effectively compete for these market opportunities.

Transition to consumption-based business models may adversely affect our revenues and profitability in other areas of our business.

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

As customer demand for our consumption model offerings increases, we will experience differences in the timing of revenue recognition between our traditional hardware and software license arrangements, including for the software license components of enterprise software license agreements (for which revenue is generally recognized in full at the time of delivery), relative to our consumption model offerings, (for which revenue is generally recognized ratably over the term of the arrangement). We incur certain expenses associated with the infrastructure and marketing of our consumption model offerings in advance of our ability to recognize the revenues associated with these offerings.

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

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and fragmentation. We compete with many companies in the markets we serve, including established public companies, newer public companies with a strong flash focus, and new market entrants addressing the growing opportunity for hyper-converged systems. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services. Technology trends, such as the emergence of hosted or public cloud storage, SaaS and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service providers provide customers storage for their data centers on demand, without requiring a capital expenditure, which meets rapidly evolving business needs and has changed the competitive landscape.

Competitors may develop new technologies or products in advance of us or establish new business models, more flexible contracting models or new technologies disruptive to us. By extending our flash, converged infrastructure and cloud storage offerings, we are competing in new segments with both traditional competitors and new competitors, particularly smaller emerging storage vendors. The longer-term potential and competitiveness of these emerging vendors remains to be determined. In cloud and converged infrastructure, we also compete with large well-established competitors.

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

Our operating results have fluctuated in the past and will continue to do so, sometimes materially. All of the matters discussed in this Risk Factors section could impact our operating results in any fiscal quarter or year. In addition to those matters, we face the following issues, which could impact our quarterly results:

•

Seasonality, such as our historical seasonal decline in revenues in the first quarter of our fiscal year and seasonal increase in revenues in the second quarter of our fiscal year, with the latter due in part to the impact of the U.S. federal government’s September 30 fiscal year end on the timing of its orders; and

•

Linearity, such as our historical intra-quarter bookings and revenue pattern in which a disproportionate percentage of each quarter’s total bookings and related revenue occur in the last month of the quarter; and

•

Unpredictability associated with larger scale enterprise software license agreements which generally take longer to negotiate and occur less consistently than other types of contracts, and for which revenue attributable to the software license component is typically recognized in full upon delivery.

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

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected our revenues in the past, and could negatively affect our revenues in the future.

A significant portion of our net revenues are generated through sales to a limited number of customers and distributors. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus there is no guarantee we will continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

Our gross margins vary.

Our gross margins reflect a variety of factors, including competitive pricing, component and product design, and the volume and relative mix of revenues from product, software maintenance, hardware maintenance and other services offerings. Increased component costs, increased pricing and discounting pressures, the relative and varying rates of increases or decreases in component costs and product prices, or changes in the mix of revenue or decreased volume from product, software maintenance, hardware maintenance and other services offerings could harm our revenues, gross margins or earnings. Our gross margins are also impacted by the cost of any materials that are of poor quality and our sales and distribution activities, including, without limitation, pricing actions, rebates, sales initiatives and discount levels, and the timing of service contract renewals.

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

•The potential for binding price or purchase commitments with our suppliers at higher than market rates;

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In particular, the current trade tensions between the U.S. and China, including newly imposed tariffs, and the United Kingdom’s pending withdrawal from the European Union, which is now scheduled to be effective on October 31, 2019, could impact our business and operating results. For products we manufacture in Mexico, tensions between the U.S. and Mexico related to trade and border security issues could delay our shipments to customers, or impact pricing or our business and operating results. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results as a whole. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition. The U.S. tax law changes enacted through the Tax Cuts and Jobs Act effective in December 2017 are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as the Treasury Department and/or Internal Revenue Service. Changes to interpretations of the law could change the amount or accounting treatment of the expense we have recorded in relation to the transition tax. We have elected to pay the transition tax over a period of eight years. As result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full.

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

If a cybersecurity or other security breach occurs on our systems or on our end-user customer systems, or if stored data is improperly accessed, customers may reduce or cease using our solutions, our reputation may be harmed and we may incur significant liabilities.

We store and transmit personal, sensitive and proprietary data related to our products, our employees, customers, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personal information. It is critical to our business strategy that our infrastructure, products and services remain secure and are perceived by customers, clients and partners to be secure. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, human error and technological vulnerabilities. Cybersecurity incidents or other security breaches could result in (1) unauthorized access to, or loss or unauthorized disclosure of, such information; (2) litigation, indemnity obligations, government investigations and other possible liabilities; (3) negative publicity; and (4) disruptions to our internal and external operations. Any of these could damage our reputation and public perception of the security and reliability of our products, as well as harm our business and cause us to incur significant liabilities. In addition, a cybersecurity incident or loss of personal information could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs and lost revenues.

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

Many jurisdictions have enacted or are enacting laws requiring companies to notify regulators or individuals of data security incidents involving certain types of personal data. These mandatory disclosures regarding security incidents often lead to widespread negative publicity. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the internet, including through news articles, blogs, chat rooms, and social media sites. Any security incident, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their support contracts or their SaaS subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. Our business could be subject to stricter obligations, greater fines and private causes of action under the enactment of new data privacy laws, including but not limited to, the European Union General Data Protection Regulation enacted on May 25, 2018 and the California Consumer Privacy Act to be enacted on January 1, 2020.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in March 2016, November 2016, May 2018, and April 2019 we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. In fiscal 2018, we created the Storage Systems and Software, Cloud Data Services, and Cloud Infrastructure business units to enable us to develop the organization and systems to successfully execute a multi-product business. We also reorganized our sales resources to better align with customer and market opportunities. We may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including our new business unit structure and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third-party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in emerging areas of technology such as artificial intelligence and machine learning. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. We have periodically reduced our workforce, including an 11% reduction announced in March 2016, a 6% reduction announced in November 2016, and more minor reductions announced in fiscal 2019, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could be disruptive to our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results.

Equity grants are a critical component of our current compensation programs. If we reduce, modify or eliminate our equity programs, we may have difficulty attracting and retaining critical employees.

In addition, because of the structure of our sales, cash and equity incentive compensation plans, we may be at increased risk of losing employees at certain times. For example, the retention value of our compensation plans decreases after the payment of annual bonuses or the vesting of equity awards.

Our acquisitions may not achieve expected benefits, and may increase our liabilities, disrupt our existing business and harm our operating results.

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, in May 2019 (fiscal 2020), we acquired a privately held company, in fiscal 2018 we acquired two privately held companies, and in fiscal 2016 we acquired SolidFire, Inc. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

Reduced U.S. government demand could materially harm our business and operating results. In addition, we could be harmed by claims that we have or a channel partner has failed to comply with regulatory and contractual requirements applicable to sales to the U.S. government.

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Events such as the U.S. federal government shutdown from December 2018 to January 2019 and continued uncertainty regarding the U.S. budget and debt levels have increased demand uncertainty for our products, and in our fiscal 2016 resulted in lower sales to these customers. In addition, like other customers, the U.S. government may evaluate competing products and delay purchasing in the face of the technology transitions taking place in the storage industry. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

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

Initiatives intended to make our cost structure, business processes and systems more efficient may not achieve the expected benefits and could inadvertently have an adverse effect on our business, operating results and financial condition.

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

As of April 26, 2019, we had $1.6 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2019, 2021, 2022 and 2024, and we had an aggregate of $249 million of commercial paper notes outstanding with maturities ranging from 27 to 38 days. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

We compete in markets in which intellectual property infringement claims arise in the normal course of business. Third parties have, from time to time, asserted intellectual property-related claims against us, including claims for alleged patent infringement brought by non-practicing entities. Such claims may be made against our products and services, our customers’ use of our products and services, or a combination of our products and third-party products. We also may be subject to claims and indemnification obligations from customers and resellers with respect to third-party intellectual property rights pursuant to our agreements with them. If we refuse to indemnify or defend such claims, even in situations in which the third-party’s allegations are meritless, then customers and resellers may refuse to do business with us.

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

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. Our headquarters is located in Northern California, an area susceptible to earthquakes and wildfires. If any significant disaster were to occur there, our ability to operate our business and our financial condition could be impaired.

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

We own approximately 0.7 million square feet of facilities in Bangalore, India on 14 acres of land. The Bangalore site supports research and development, marketing and global services.

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

	Fiscal 2019		Fiscal 2018
	High	Low	High	Low
First Quarter	$83.14	$63.81	$45.24	$37.43
Second Quarter	$88.08	$70.26	$45.14	$37.55
Third Quarter	$83.95	$54.50	$64.06	$43.24
Fourth Quarter	$78.35	$61.00	$69.75	$52.00

Holders

As of June 7, 2019 there were 413 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.40 per outstanding common share in each quarter of fiscal 2019 for an aggregate of $403 million, $0.20 per outstanding common share in each quarter of fiscal 2018 for an aggregate of $214 million, and $0.19 per outstanding common share in each quarter of fiscal 2017 for an aggregate of $208 million. In the first quarter of fiscal 2020, the Company declared a cash dividend of $0.48 per share of common stock, payable on July 24, 2019 to shareholders of record as of the close of business on July 5, 2019.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index, the S&P Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index for the five years ended April 26, 2019. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among NetApp, Inc., the S&P 500 Index, the S&P Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index*

 *$100 invested on April 25, 2014 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and each of the indexes.

	April 2014	April 2015	April 2016	April 2017	April 2018	April 2019
NetApp, Inc.	$100.00	$105.06	$70.54	$121.66	$209.11	$228.12
S&P 500 Index	$100.00	$115.98	$115.62	$136.33	$155.69	$174.89
S&P 500 Information Technology Index	$100.00	$124.83	$122.82	$166.24	$208.27	$253.85
S&P 1500 Technology Hardware & Equipment Index	$100.00	$130.63	$105.27	$155.92	$181.54	$222.38

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 26, 2019:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 26, 2019 - February 22, 2019	262	$64.77	306,255	$2,372
February 23, 2019 - March 22, 2019	3,380	$65.53	309,635	$2,150
March 23, 2019 - April 26, 2019	3,608	$72.49	313,244	$1,889
Total	7,250	$68.97

In May 2003, our Board of Directors approved a stock repurchase program. As of April 26, 2019, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock, including a $4.0 billion increase approved by our Board of Directors in April 2018. Since inception of the program through April 26, 2019, we repurchased a total of 313 million shares of our common stock for an aggregate purchase price of $11.7 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

	Fiscal Year Ended
	April 26, 2019	April 27, 2018 (2)	April 28, 2017 (2)	April 29, 2016	April 24, 2015
	(In millions, except per share amounts)
Net revenues	$6,146	$5,919	$5,491	$5,546	$6,123
Gross profit	$3,945	$3,709	$3,364	$3,373	$3,833
Provision for income taxes (1)	$99	$1,083	$140	$116	$153
Net income	$1,169	$116	$481	$229	$560
Net income per share, basic	$4.60	$0.43	$1.75	$0.78	$1.77
Net income per share, diluted	$4.51	$0.42	$1.71	$0.77	$1.75
Shares used in basic computation	254	268	275	294	316
Shares used in diluted computation	259	276	281	297	321
Cash dividends declared per share	$1.60	$0.80	$0.76	$0.72	$0.66

	April 26, 2019	April 27, 2018 (2)	April 28, 2017 (2)	April 29, 2016	April 24, 2015
	(In millions)
Cash, cash equivalents and short-term investments	$3,899	$5,391	$4,921	$5,303	$5,326
Working capital	$1,743	$3,421	$2,178	$2,786	$4,064
Total assets	$8,741	$9,991	$9,562	$10,037	$9,401
Total debt	$1,793	$1,926	$1,993	$2,339	$1,487
Total deferred revenue and financed unearned services revenue	$3,668	$3,363	$3,213	$3,385	$3,197
Total stockholders' equity	$1,090	$2,276	$2,949	$2,881	$3,414

(1)  In fiscal 2018, our provision for income taxes included significant charges attributable to United States tax reform.

(2) Fiscal 2018 and 2017 have been adjusted for our retrospective adoption of the new accounting standard Revenue from Contracts with Customers (ASC 606). Refer to Note 7 – Revenue of the Notes to Consolidated Financial Statements for details.

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

Executive Overview

Our Company

NetApp is the data authority for hybrid cloud. We provide a full range of hybrid cloud data services that simplify management of applications and data across cloud and on-premises environments to accelerate digital transformation. Together with our partners, we empower global organizations to unleash the full potential of their data to expand customer touchpoints, foster greater innovation and optimize their operations.

NetApp delivers a Data Fabric built for the data-driven world. Our Data Fabric simplifies the integration and orchestration of data for applications and analytics in clouds, across clouds and on-premises to accelerate digital transformation. We deliver a Data Fabric with consistent data services for data visibility and insights, data access and control, and data protection and security, that unleashes the power of data to achieve a new competitive advantage.

We focus on delivering an exceptional customer experience to become our customers’ preferred data partner. NetApp’s unique approach to data services enables organizations to inspire innovation with the cloud, build clouds to accelerate new services, and modernize IT architecture with cloud-connected flash.

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

Customers are attracted by the speed and scale benefits of the public cloud but need new data management capabilities to keep control of data as it moves beyond the walls of the enterprise. NetApp believes the hybrid cloud is fast becoming the dominant model for enterprise IT. Our Data Fabric approach enables our customers to manage, secure and protect their data from on-premises to public to hybrid clouds, all at the scale needed to accommodate the exponential data growth of the digital world.

Budget constraints and skill imbalances lead our customers to seek help in integrating, deploying and managing the solutions they need to stay competitive. This drives demand for converged and hyper-converged infrastructure solutions. FlexPod is the converged infrastructure of choice for many of the largest enterprises around the globe. Customers can break free from the limits of first-generation HCI with NetApp HCI and attain guaranteed performance with high levels of flexibility, scale, automation, and integration with the Data Fabric.

Flash plays a key role in customers’ digital transformation efforts as they seek to gain advantage through greater speed, responsiveness and value from key business applications—all while lowering total cost of ownership. All-flash array technology is the de facto choice as customers seek performance and economic benefits from replacing hard disk installations. With a highly differentiated and broad portfolio of all-flash and hybrid array offerings, NetApp is well positioned to enable customers to accomplish this transition.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics for each of the last three fiscal years (in millions, except per share amounts, percentages and cash conversion cycle):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Net revenues	$6,146	$5,919	$5,491
Gross profit	$3,945	$3,709	$3,364
Gross profit margin percentage	64%	63%	61%
Income from operations	$1,221	$1,158	$621
Income from operations as a percentage of net revenues	20%	20%	11%
Provision for income taxes	$99	$1,083	$140
Net income	$1,169	$116	$481
Diluted net income per share	$4.51	$0.42	$1.71
Operating cash flows	$1,341	$1,478	$986

	April 26, 2019	April 27, 2018
Deferred revenue and financed unearned services revenue	$3,668	$3,363
Cash conversion cycle (days)	3	(14)

•

Net revenues: Our net revenues increased 4% in fiscal 2019 compared to fiscal 2018. This was primarily due to an increase of 7% in product revenues, partially offset by a 3% decrease in software and hardware maintenance and other services revenues.

•

Gross profit margin percentage: Our gross profit margin as a percentage of net revenues increased by one percentage point in fiscal 2019 compared to fiscal 2018, reflecting an increase in gross profit margin on product revenues, and, to a lesser extent, an increase in gross profit margin on hardware maintenance and other services revenues.

•	Income from operations as a percentage of net revenues: Our income from operations as a percentage of net revenues remained relatively flat in fiscal 2019 compared to fiscal 2018.
•

Provision for income taxes: Our provision for income taxes decreased significantly in fiscal 2019 compared to fiscal 2018 as significant charges were recorded in fiscal 2018 in connection with U.S. tax reform.

•

Net income and Diluted income per share: The increase in both net income and diluted net income per share in fiscal 2019 compared to fiscal 2018 reflect the factors discussed above. Diluted net income per share was favorably impacted by a 6% decrease in the annual weighted average number of dilutive shares, primarily due to share repurchases.

•	Operating cash flows: Operating cash flows decreased by 9% in fiscal 2019 compared to fiscal 2018, reflecting changes in operating assets and liabilities, partially offset by higher net income.
•

Deferred revenue and financed unearned services revenue: Total deferred revenue and financed unearned services revenue increased $305 million, or 9%, as of fiscal 2019 year end compared to fiscal 2018 year end primarily due to increases in the installed base and aggregate contract values under software and hardware maintenance contracts.

•

Cash Conversion Cycle: Our cash conversion cycle was 3 days in the fourth quarter of fiscal 2019, compared to (14) days in the corresponding period of fiscal 2018, reflecting lower Days Payables Outstanding, higher Days Inventory Outstanding, and higher Days Sales Outstanding.

Stock Repurchase Program and Dividend Activity

During fiscal 2019, we repurchased 29 million shares of our common stock at an average price of $72.87 per share, for an aggregate purchase price of $2.1 billion. We also declared cash dividends of an aggregate of $1.60 per share in fiscal 2019, for which we paid an aggregate of $403 million.

Adoption of Revenue Accounting Standard

As of the beginning of fiscal 2019, we adopted the new accounting standard Revenue from Contracts with Customers (ASC 606) using the full retrospective method of adoption. Accordingly, our prior years consolidated financial statements and supplementary data, as presented herein, have been restated to conform to the new rules. As illustrated in Note 7 – Revenue of the Notes to Consolidated Financial Statements, the overall impact of adoption was not significant to prior years. However, application of the new rules to our ELAs resulted in over $100 million of product revenues for such arrangements in fiscal 2019, that are incremental to the amounts we would have recognized under the old standard. Under ASC 606, we recognize the software license fee component of our ELAs up-front, whereas under the prior rules the software license fee was recognized over the term of the ELA.

Restructuring Events

During fiscal 2019, we announced two separate restructuring and reduction in workforce plans designed to reduce costs and redirect resources to our highest return activities. In connection with these plans, we reduced our worldwide headcount by less than 3%, and incurred aggregate charges of approximately $35 million, consisting primarily of employee severance costs.

Joint Venture

During fiscal 2019, we formed a joint venture with Lenovo (Beijing) Information Technology Ltd. (“Lenovo”) in China and, in February 2019, contributed assets to the newly formed entity, Lenovo NetApp Technology Limited (“LNTL”), which began operations the same month, in exchange for a non-controlling 49% equity interest. The assets we contributed had an aggregate book value of $7 million, while the fair value of our equity interest in LNTL was determined to be $80 million, resulting in a gain of $73 million. LNTL will be integral to our sales channels strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. It will also endeavor to localize our products and services, and to develop new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

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

Revenue Recognition

Our contracts with customers often include the transfer of multiple products and services to the customer. In determining the amount and timing of revenue recognition, we assess which products and services are distinct performance obligations and allocate the transaction price, which may include fixed and/or variable amounts, among each performance obligation on a relative standalone selling price (SSP) basis. The following are the key estimates and assumptions and corresponding uncertainties included in this approach:

	Key Estimates and Assumptions		Key Uncertainties

•	We evaluate whether products and services promised in our contracts with customers are distinct performance obligations that should be accounted for separately versus together.	•

In certain contracts, the determination of our distinct performance obligations requires significant judgment. As our business and offerings to customers change over time, the products and services we determine to be distinct performance obligations may change. Such changes may adversely impact the amount of revenue and gross margin we report in a particular period.

•

In determining the transaction price of our contracts, we estimate variable consideration based on the expected value, primarily relying on our history. In certain situations, we may also use the most likely amount as the basis of our estimate.

•

We may have insufficient relevant historical data or other information to arrive at an accurate estimate of variable consideration using either the “expected value” or “most likely amount” method. Additionally, changes in business practices, such as those related to sales returns or marketing programs, may introduce new forms of variable consideration, as well as more complexity and uncertainty in the estimation process.

•

In contracts with multiple performance obligations, we establish SSPs based on the price at which products and services are sold separately. If SSPs are not observable through past transactions, we estimate them using available information including, but not limited to, market data and other observable inputs.

•

As our business and offerings evolve over time, modifications to our pricing and discounting methodologies, changes in the scope and nature of product and service offerings and/or changes in customer segmentation may result in a lack of consistency, making it difficult to establish and/or maintain SSPs. Changes in SSPs could result in different and unanticipated allocations of revenue in contracts with multiple performance obligations. These factors, among others, may adversely impact the amount of revenue and gross margin we report in a particular period.

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of our reporting unit may exceed its fair value. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2019, we performed a quantitative test and determined the fair value of our reporting unit substantially exceeded its carrying amount, therefore, found no impairment of goodwill.

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

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2019, which ended on April 26, 2019, fiscal year 2018, which ended on April 27, 2018, and fiscal year 2017, which ended on April 28, 2017, were each 52-week years. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2019	2018	2017
Revenues:
Product	61%	60%	56%
Software maintenance	15	15	16
Hardware maintenance and other services	24	25	28
Net revenues	100	100	100
Cost of revenues:
Cost of product	29	29	29
Cost of software maintenance	1	—	1
Cost of hardware maintenance and other services	7	8	9
Gross profit	64	63	61
Operating expenses:
Sales and marketing	27	29	30
Research and development	13	13	14
General and administrative	5	5	5
Restructuring charges	1	—	1
Gain on sale or derecognition of assets	(1)	(4)	—
Total operating expenses	44	43	50
Income from operations	20	20	11
Other income, net	1	1	—
Income before income taxes	21	20	11
Provision for income taxes	2	18	3
Net income	19%	2%	9%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview — Net revenues for fiscal 2019 were $6,146 million, an increase of $227 million, or 4% compared to fiscal 2018, reflecting higher product and software maintenance revenues, partially offset by slightly lower hardware maintenance and other services revenues. Net revenues for fiscal 2018 were $5,919 million, an increase of $428 million, or 8% compared to fiscal 2017, reflecting higher product revenues, partially offset by slightly lower hardware maintenance and other services revenues.

Gross profit as a percentage of net revenues for fiscal 2019 increased by one and a half percentage points compared to fiscal 2018, reflecting higher margins on product revenues and hardware maintenance and other services revenues. Gross profit margins on product revenues in fiscal 2019 increased two and a half percentage points compared to fiscal 2018, primarily due to higher average selling prices (ASPs) and revenue recognized during fiscal 2019 related to the software license components of several ELAs, partially offset by the unfavorable impact of foreign exchange rate fluctuations. Gross profit as a percentage of net revenues for fiscal 2018 increased by one and a half percentage points compared to fiscal 2017, reflecting higher margins on product revenues, and slightly higher margins on hardware maintenance and other services revenues.

Sales and marketing, research and development, and general and administrative expenses for fiscal 2019 totaled $2,762 million, or 45% of net revenues, representing a decrease of two percentage points compared to fiscal 2018, primarily due to higher net revenues in the current year. Sales and marketing, research and development, and general and administrative expenses for fiscal 2018 totaled $2,769 million, or 47% of net revenues, representing a decrease of two and a half percentage points compared to fiscal 2017, primarily due to higher net revenues in fiscal 2018, coupled with relatively consistent average headcount in both fiscal years.

Net Revenues (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Net revenues	$6,146	$5,919	4%	$5,491	8%

The increase in net revenues for fiscal 2019 compared to fiscal 2018 was primarily due to an increase of $230 million in product revenues. Product revenues as a percent of net revenues increased one and a half percentage points in fiscal 2019 compared to fiscal 2018.

The increase in net revenues for fiscal 2018 compared to fiscal 2017 was primarily due to an increase of $465 million in product revenues. Product revenues as a percent of net revenues increased four percentage points in fiscal 2018 compared to fiscal 2017.

Sales through our indirect channels represented 76%, 79% and 78% of net revenues in fiscal 2019, 2018 and 2017, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Fiscal Year
	2019	2018	2017
Arrow Electronics, Inc.	24%	23%	22%
Tech Data Corporation (previously presented as Avnet, Inc.)	20%	20%	20%

Product Revenues (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Product revenues	$3,755	$3,525	7%	$3,060	15%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, original equipment manufacturer (OEM) products and add-on hardware and software.

Product revenues from strategic solutions represented 72% of product revenues in fiscal 2019, compared to 70% in fiscal 2018. Product revenues from mature solutions represented 28% of product revenues in fiscal 2019, compared to 30% in fiscal 2018.

Total product revenues from strategic solutions totaled $2,709 million in fiscal 2019, reflecting a 10% increase from $2,468 million in fiscal 2018. This increase was primarily due to over $100 million of revenues from the software license component of several ELAs in fiscal 2019 which, under ASC 606, were recognized up-front. Comparable ELA revenues were immaterial in fiscal 2018. Revenues generated from the sale of optional add-on software unrelated to ELAs, and hyperconverged infrastructure solutions also increased in fiscal 2019, offset by a decrease in unit volume of Clustered ONTAP systems. Total product revenue from mature solutions totaled $1,046 million in fiscal 2019 reflecting a slight decrease from $1,057 million in fiscal 2018 due to our discontinuation of 7-mode systems in fiscal 2019, reflecting the movement of customers to our newer products, partially offset by an increase in add-on hardware, and related OS software revenues.

Total product revenues from strategic solutions totaled $2,468 million in fiscal 2018, reflecting a 23% increase from $2,000 million in fiscal 2017. This increase was primarily due to an increase in unit volume of Clustered ONTAP systems and an increase in ASP driven by sales of our All-Flash FAS products. Total product revenue from mature solutions totaled $1,057 million in fiscal 2018, reflecting a slight decrease from $1,060 million in fiscal 2017, primarily due to a decrease in unit volume of 7-mode systems and a decrease in OEM revenues, partially offset by an increase in add-on hardware, storage and related OS revenues. These fluctuations reflect our planned transition of our product offerings and the adoption by our customers of our newer all-flash and hybrid-cloud compatible products.

Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Software maintenance revenues	$946	$902	5%	$905	—%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Hardware maintenance and other services revenues	$1,445	$1,492	(3)%	$1,526	(2)%

Hardware maintenance and other services revenues include hardware maintenance, professional services and educational and training services revenues.

Hardware maintenance contract revenues were $1,182 million, $1,214 million and $1,258 million in fiscal 2019, 2018 and 2017, respectively, reflecting a year over year decrease of 3% in both fiscal 2019 and fiscal 2018. These decreases were primarily attributable to a decline in ASP on contracts executed during those years, as well as lower contract renewal rates.

Professional services and educational and training services revenues were $263 million, $278 million and $268 million in fiscal 2019, 2018 and 2017, respectively.

Revenues by Geographic Area:

	Fiscal Year
	2019	2018	2017
United States, Canada and Latin America (Americas)	56%	54%	55%
Europe, Middle East and Africa (EMEA)	30%	32%	32%
Asia Pacific (APAC)	14%	14%	13%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. During fiscal 2019, Americas revenues as a percentage of net revenues increased, reflecting higher product revenues, while EMEA revenues decreased slightly, primarily reflecting the unfavorable impact of foreign exchange rate fluctuations. Our geographic distribution of revenues as a percentage of net revenues was relatively consistent in fiscal 2018 and fiscal 2017.

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

Cost of Product Revenues (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Cost of product revenues	$1,752	$1,738	1%	$1,612	8%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Fiscal 2019 to Fiscal 2018	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Materials costs	—	7
Other	1	1
Total change	1	8

Cost of product revenues represented 47%, 49% and 53% of product revenues for fiscal 2019, 2018 and 2017, respectively. Materials cost represented 90%, 91% and 91% of product costs for fiscal 2019, 2018 and 2017, respectively.

Materials costs decreased $5 million in fiscal 2019 compared to fiscal 2018, primarily due to a decline in the price of certain product components. The average unit materials costs of Clustered ONTAP systems decreased slightly in fiscal 2019 compared to fiscal 2018.

Margins on revenue recognized for strategic solutions were higher in fiscal 2019 compared to fiscal 2018 primarily due to the benefit of high margins realized on the software license components of several ELAs, and, to a lesser extent, higher ASPs. Margins for mature products also increased slightly in fiscal 2019. Foreign exchange rate fluctuations resulted in a slight unfavorable impact to margins in fiscal 2019.

Materials costs increased $108 million in fiscal 2018 compared to fiscal 2017, reflecting a 15% increase in materials costs related to strategic products, primarily due to higher unit volume of Clustered ONTAP systems. The average unit materials costs of Clustered ONTAP systems also increased slightly in fiscal 2018 compared to fiscal 2017.

An increase in ASP for strategic systems resulted in higher margins for strategic products in fiscal 2018 compared to the prior year. Margins in fiscal 2018 also benefitted from the favorable impact of foreign exchange rate fluctuations. Margins for mature products were relatively consistent in fiscal 2018 compared to the prior year.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Cost of software maintenance revenues	$35	$25	40%	$28	(11)%

Cost of software maintenance revenues in dollars was relatively flat in each fiscal year presented and represented 4%, 3% and 3% of software maintenance revenues for fiscal 2019, 2018 and 2017, respectively.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Cost of hardware maintenance and other services revenues	$414	$447	(7)%	$487	(8)%

Cost of hardware maintenance and other services revenues decreased $33 million, or 7%, in fiscal 2019 compared to fiscal 2018 and decreased $40 million, or 8%, in fiscal 2018 compared to fiscal 2017, primarily due to the favorable impact of cost savings initiatives. Costs represented 29%, 30% and 32% of hardware maintenance and other services revenues for fiscal 2019, 2018 and 2017, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased $15 million, or 1% during fiscal 2019 compared to fiscal 2018, primarily due to lower incentive compensation expenses reflecting lower operating performance against goals, and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations, partially offset by higher salaries and benefits expense, reflecting a slight increase in average headcount.

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

Sales and Marketing (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Sales and marketing expenses	$1,657	$1,706	(3)%	$1,651	3%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Fiscal 2019 to Fiscal 2018	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Compensation costs	(2)	1
Commissions	—	1
Facilities and IT support costs	(1)	—
Other	—	1
Total change	(3)	3

The decrease in compensation costs in fiscal 2019 reflects a slight reduction in average headcount and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations. Facilities and IT support costs decreased during fiscal 2019 primarily due to cost containment efforts.

The increase in compensation costs in fiscal 2018 reflects higher average salaries due to merit increases and the unfavorable impact of foreign exchange rate fluctuations, partially offset by a slight reduction in average headcount. The increase in commissions expense was due to higher performance against sales goals.

Research and Development (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Research and development expenses	$827	$783	6%	$779	1%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Fiscal 2019 to Fiscal 2018	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Compensation costs	3	1
Development projects and outside services	1	1
Facilities and IT support costs	2	(1)
Other	—	—
Total change	6	1

The increase in compensation costs for fiscal 2019 was attributable to an increase in average headcount of 7%, resulting in higher salaries and benefits expense, that was partially offset by lower incentive compensation expense and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations. The average headcount increase reflects our investment in additional engineering resources to support the expansion and enhancement of products and solutions targeted at our most important customer and market opportunities. Facilities and IT support costs increased in fiscal 2019 in connection with the increase in average headcount.

Development projects and outside services expense increased in each of fiscal 2019 and fiscal 2018 as a result of higher spending on materials and services associated with engineering activities to develop new products and enhance existing products.

The increase in compensation costs for fiscal 2018 reflects higher incentive compensation expense than in fiscal 2017, partially offset by lower stock-based compensation expense.

General and Administrative (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
General and administrative expenses	$278	$280	(1)%	$271	3%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Fiscal 2019 to Fiscal 2018	Fiscal 2018 to Fiscal 2017
	Percentage Change Points	Percentage Change Points
Compensation costs	(3)	(4)
Professional and legal fees and outside services	1	6
Facilities and IT support costs	—	2
Other	1	(1)
Total change	(1)	3

The decrease in compensation costs for fiscal 2019 was primarily attributable to lower incentive compensation expense. While average headcount increased in fiscal 2019, salaries and benefits expense remained relatively flat because a greater percentage of employees were located in lower cost geographies. The slight increase in professional and legal fees and outside services expense in fiscal 2019 was due to higher spending levels on projects and outside services.

The decrease in compensation costs for fiscal 2018 reflects lower salaries, benefits and stock-based compensation expenses due to an 8% decrease in average headcount, partially offset by higher incentive compensation expense. The increase in professional and legal fees and outside services expense in fiscal 2018 was primarily due to higher spending levels on projects and outside services, while the increase in facilities and IT support costs was primarily due to an increase in spending on IT projects.

 Restructuring Charges (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Restructuring charges	$35	$—	NM	$52	NM

In response to changes in market conditions and market demand for our products, in fiscal years 2019 and 2017, we initiated a number of business realignment plans designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities, resulting in aggregate reductions of our global workforce of less than 3% in fiscal 2019, and approximately 6% in fiscal 2017, for which we recognized aggregate charges of $35 million and $52 million, respectively, consisting primarily of employee severance costs. See Note 13 – Restructuring Charges of the Notes to Consolidated Financial Statements for more details regarding our restructuring plans.

 Gain on Sale or Derecognition of Assets (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Gain on sale or derecognition of assets	$(73)	$(218)	NM	$(10)	NM

NM - Not Meaningful

In February 2019, we contributed cash and other assets with a total book value of $7 million to a newly formed joint venture with Lenovo in exchange for a non-controlling 49% equity interest in the new entity. The value of our equity interest was determined to be $80 million, resulting in a gain of $73 million.

In September 2017, we entered into an agreement to sell certain properties previously classified as assets held-for-sale for a total of $306 million, through two separate and independent closings. During fiscal 2018, the first closing occurred, and we consummated the sale of properties with a net book value of $66 million, for cash proceeds of $210 million, resulting in a gain, net of direct selling costs, of $142 million.

In fiscal 2018 and 2017, our continuing involvement with properties subject to a sale-leaseback arrangement entered into in fiscal 2016 ended, and as a result we recorded non-cash sales of properties, extinguished the associated financing obligations and recognized gains of $76 million and $10 million, respectively.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Fiscal Year
	2019	2018	% Change	2017	% Change
Interest income	$88	$79	11%	$44	80%
Interest expense	(58)	(62)	(6)%	(52)	19%
Other income, net	17	24	(29)%	8	NM
Total	$47	$41	NM	$—	NM

NM - Not Meaningful

Interest income increased during fiscal 2019 compared to fiscal 2018, primarily due to a shift in our investment portfolio to higher-yielding investments, partially offset by a decrease in the size of the portfolio. Interest income also increased during fiscal 2018 compared to fiscal 2017 due to a shift to higher-yielding investments, with the portfolio size being relatively consistent in each year.

Interest expense decreased during fiscal 2019 compared to fiscal 2018, primarily due to a reduction in the average amount of interest-bearing debt outstanding. Interest expense increased in fiscal 2018 compared to fiscal 2017 primarily as a result of our commercial paper program, which began in the third quarter of fiscal 2017, and the September 2017 issuance of $800 million aggregate principal amount of Senior Notes which have a higher weighted average interest rate than the $750 million aggregate principal amount of Senior Notes extinguished in November 2017.

The fluctuations in fiscal 2019 and 2018 compared to the respective prior years are primarily attributable to differences in net foreign exchange gains.

Provision for Income Taxes (in millions, except percentages):

	Fiscal Year
	2019	2018	% Change	2017	% Change
Provision for income taxes	$99	$1,083	(91)%	$140	NM

NM - Not Meaningful

Our effective tax rate for fiscal 2019 was 7.8% compared to an effective tax rate of 90.3% for fiscal 2018, and an effective tax rate of 22.5% for fiscal 2017. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for fiscal 2019 was substantially lower than for the prior year primarily due to the fiscal 2018 impacts of U.S. tax reform and the effects of the resolution of certain income tax examinations during fiscal 2019.

Key components of the effective tax rate of 7.8% in fiscal 2019 included a benefit of $84 million, or 6.6 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 21%, a benefit of $48 million, or 3.8 percentage points, related to the effects on the resolution of certain income tax examinations, a benefit of $19 million, or 1.5 percentage points, attributable to stock-based compensation, and a benefit of $17 million, or 1.3 percentage points, from the generation of federal research credits.

Key components of the effective tax rate of 90.3% in fiscal 2018 included a one-time transition tax charge on accumulated foreign earnings of approximately $732 million, or 61.0 percentage points, a charge of $108 million, or 9.0 percentage points, related to the remeasurement of deferred tax assets and liabilities due to tax rate changes, offset by a benefit of $108 million, or 9.0 percentage points, from foreign profits taxed at effective tax rates lower than our blended U.S. federal statutory rate of 30.5%, and a tax benefit of $23 million, or 1.9 percentage points, attributable to stock-based compensation.

Key components of the effective tax rate of 22.5% in fiscal 2017 included a benefit of $100 million, or 16.1 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 35%, and a tax charge of $16 million, or 2.6 percentage points, attributable to stock-based compensation.

During the fourth quarter of fiscal 2019, we recognized a discrete benefit of $48 million arising from the effective settlement of an Internal Revenue Service audit for fiscal 2012 and fiscal 2013. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal 2001, in that we have carryforward attributes from these years that could be subject to adjustment in the tax years of utilization.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the imposition of a one-time transition tax on deferred foreign earnings, and the creation of new taxes on certain foreign-sourced earnings. ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year from the TCJA enactment date.

As a result of the U.S. federal corporate income tax rate change, effective as of January 1, 2018, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future periods. During fiscal 2018, we recorded $108 million of tax expense related to all tax rate changes. Upon finalization of our provisional estimates during the third quarter of fiscal 2019, we recorded tax expense of $6 million related to deferred tax assets for equity-based compensation awards to our executives.

The TCJA imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits not previously subject to U.S. income tax at a rate of 15.5% on earnings to the extent of foreign cash and other liquid assets, and 8% on the remaining earnings. In fiscal 2018, we recorded a $732 million discrete tax expense for the estimated U.S. federal and state income tax impacts of the transition tax. In the third quarter of fiscal 2019, we finalized our computation of the transition tax and recorded a reduction of $5 million to our provisional estimate.

As of April 26, 2019, we have completed the accounting for the tax impacts of the TCJA, however, we will continue to assess the impact of further guidance from federal and state tax authorities on our business and consolidated financial statements, and recognize any adjustments in the period in which they are determined.

Under the TCJA, the global minimum tax on intangible income (GMT) provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GMT as a component of tax expense in the period in which a company is subject to the rules, or (ii) account for GMT in a company’s measurement of deferred taxes. We have elected to recognize the GMT as a period cost and thus recorded $22 million of tax expense for federal and state impacts for fiscal 2019.

In October 2016, the FASB issued an ASU which eliminates the deferred tax effects of intra-entity asset transfers other than inventory. As a result, tax expense from the sale of an asset in the seller’s tax jurisdiction is recognized when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation.

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

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for such withholding tax and filed an appeal with the Danish Tax Tribunal. In December 2011, the Danish Tax Tribunal issued a ruling in favor of NetApp. The Danish tax examination agency appealed this decision at the Danish High Court (DHC) in March 2012. In February 2016, the DHC requested a preliminary ruling from the Court of Justice of the European Union (CJEU). Parties were heard before the court in October 2017. In March 2018, the Advocate General issued an opinion which was largely in favor of NetApp. The CJEU was not bound by the opinion of the Advocate General and issued its preliminary ruling in February 2019. The CJEU ruling did not preclude the Danish Tax Authorities from imposing withholding tax on distributions based on the benefits of certain European Union directives. The preliminary ruling will be reviewed and may be subjected to additional briefing by the DHC. Once complete, the DHC will then issue its final decision. While the timing and outcome of a final decision on this matter is uncertain, we believe it is more likely than not that our distributions were not subject to withholding tax and we intend to vigorously defend any withholding tax claims by the Danish Tax Authorities.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	April 26, 2019	April 27, 2018
Cash, cash equivalents and short-term investments	$3,899	$5,391
Principal amount of debt	$1,799	$1,935

The following is a summary of our cash flow activities:

	Fiscal Year
(In millions)	2019	2018
Net cash provided by operating activities	$1,341	$1,478
Net cash provided by (used in) investing activities	704	(21)
Net cash used in financing activities	(2,631)	(986)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	26
Net increase (decrease) in cash, cash equivalents and restricted cash	$(616)	$497

As of April 26, 2019, our cash, cash equivalents and short-term investments totaled $3.9 billion, reflecting a decrease of $1.5 billion from April 27, 2018. The decrease was primarily due to $2.1 billion paid for the repurchase of our common stock, $403 million used for the payment of dividends, $173 million in purchases of property and equipment, and $136 million used for the net repayment of commercial paper notes, partially offset by $1.3 billion of cash provided by operating activities. Working capital decreased by $1.7 billion to $1.7 billion as of April 26, 2019 primarily due to the decreases in cash, cash equivalents and short-term investments discussed above, and the reclassification of $400 million principal amount of our senior notes to current liabilities.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle for the fourth quarter of each of the past three fiscal years:

	Three Months Ended
(In days)	April 26, 2019	April 27, 2018	April 28, 2017
Days sales outstanding (1)	70	58	45
Days inventory outstanding (2)	21	18	26
Days payables outstanding (3)	(87)	(90)	(56)
Cash conversion cycle (4)	3	(14)	15

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on ending accounts receivable and net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the fourth quarters presented above). The year over year increases in DSO in the fourth quarter of fiscal 2019 and fiscal 2018 were primarily due to less favorable shipping linearity and, in the case of fiscal 2019, one of our major distributors choosing not to take advantage of an early payment discount.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of revenues per day for the current quarter. The increase in DIO in the fourth quarter of fiscal 2019 compared to the corresponding period of fiscal 2018 was primarily due to higher levels of finished goods on hand at the end of fiscal 2019. Compared to the corresponding period in fiscal 2017, the decrease in DIO in the fourth quarter of fiscal 2018 was due primarily to strong product sales towards the end of the fourth quarter of fiscal 2018.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. DPO for the fourth quarter of fiscal 2019 was relatively unchanged compared to the fourth quarter of fiscal 2018, while it increased compared to the corresponding period in fiscal 2017 was primarily the result of improved vendor payables management and extensions of payment terms with our suppliers.

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

Cash Flows from Operating Activities

During fiscal 2019, we generated cash from operating activities of $1.3 billion, reflecting net income of $1.2 billion, adjusted by non-cash depreciation and amortization of $197 million, stock-based compensation of $158 million and a gain on derecognition of assets of $73 million.

Changes in assets and liabilities during fiscal 2019 included the following:

•	Accounts receivable increased $185 million, reflecting higher DSO.
•

Deferred revenue and financed unearned services revenue increased $343 million, primarily due to an increase in deferred software and hardware maintenance contract revenue associated with a growing installed base.

•	Long-term taxes payable decreased $164 million, primarily due to transition taxes associated with U.S. tax reform.

During fiscal 2018, we generated cash from operating activities of $1.5 billion, reflecting net income of $116 million, adjusted by non-cash depreciation and amortization of $198 million, stock-based compensation of $161 million, a deferred income tax provision of $270 million, and a gain on sale of properties of $218 million.

Changes in assets and liabilities during fiscal 2018 included the following:

•	Accounts receivable increased $289 million, reflecting higher DSO.
•	Accounts payable increased $262 million, reflecting higher DPO.
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

Cash Flows from Investing Activities

During fiscal 2019, we generated $876 million from maturities and sales of investments, net of purchases, and paid $173 million for capital expenditures.

During fiscal 2018, we used $10 million for the purchases of investments, net of maturities and sales, and paid $145 million for capital expenditures. Additionally, we paid $75 million to acquire two privately-held companies, and received proceeds of $210 million from the sale of properties.

Cash Flows from Financing Activities

During fiscal 2019, we used $2.1 billion for the repurchase of 29 million shares of our common stock, $403 million for the payment of dividends, and $136 million for the repayment of commercial paper notes, net.

During fiscal 2018, we used $750 million to redeem our Senior Notes due in December 2017, $115 million for the repayment of commercial paper notes, net, $794 million for the repurchase of 15 million shares of our common stock, $214 million for the payment of dividends, and generated $795 million in cash from the issuance of long-term debt.

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

Liquidity

Our principal sources of liquidity as of April 26, 2019 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	April 26, 2019	April 27, 2018
Cash and cash equivalents	$2,325	$2,941
Short-term investments	1,574	2,450
Total	$3,899	$5,391

As of April 26, 2019 and April 27, 2018, $3.7 billion and $4.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.2 billion and $0.9 billion, respectively, were available in the U.S. The TCJA imposes a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the recognition of the impacts of the TCJA, we have reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 26, 2019.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 26, 2019 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of April 26, 2019, we had commercial paper notes outstanding with an aggregate principal amount of $249 million, a weighted-average interest rate of 2.73% and maturities ranging from 27 days to 38 days.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of April 26, 2019, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for fiscal 2020 to be between $150 million and $200 million.

Dividends and Stock Repurchase Program

On May 22, 2019, we declared a cash dividend of $0.48 per share of common stock, payable on July 24, 2019 to holders of record as of the close of business on July 5, 2019.

As of April 26, 2019, our Board of Directors had authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 26, 2019, we repurchased a total of 313 million shares of our common stock at an average price of $37.46 per share, for an aggregate purchase price of $11.7 billion. As of April 26, 2019, the remaining authorized amount for stock repurchases under this program was $1.9 billion.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. The following table summarizes our contractual obligations at April 26, 2019 (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Office space and equipment lease commitments	$47	$38	$26	$14	$10	$16	$151
Purchase commitments with contract manufacturers (1)	449	—	—	—	—	—	449
Construction related obligations	3	1	1	—	—	—	5
Other purchase obligations (2)	136	54	28	6	4	6	234
Total off-balance sheet commitments	635	93	55	20	14	22	839
Commercial paper notes (3)	249	—	—	—	—	—	249
Long-term debt obligations (4)	442	38	530	271	13	407	1,701
Long-term financing arrangements	5	3	—	—	—	—	8
Uncertain tax positions (5)							252
Total contractual obligations	$1,331	$134	$585	$291	$27	$429	$3,049

(1)

Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers. We record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts. As of April 26, 2019, such liability amounted to $16 million and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

(2)

Other purchase obligations represent an estimate of all open purchase orders and contractual obligations associated with our ordinary course of business, excluding inventory commitments with contract manufacturers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be canceled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Represents principal payments on our commercial paper notes.
(4)

Included in long-term debt are obligations related to our $1.6 billion principal amount of our Senior Notes, of which $400 million is due in September 2019, $500 million is due in June 2021, $250 million is due in December 2022 and $400 million is due in September 2024. Estimated interest payments for our long-term debt, assuming no early retirement of debt obligations, are $151 million for fiscal 2020 through fiscal 2025.

(5)

As of April 26, 2019, our liability for uncertain tax positions was $252 million, including interest, penalties and certain income tax benefits, which due to the uncertainty of the timing of future payments, is presented in the total column on a separate line in this table.

Some of the amounts in the table above are based on management’s estimates and assumptions, including the commitment duration, the possibility of renewal or termination, anticipated actions by management and third parties and other factors. Because these estimates and assumptions are subjective, our actual future obligations may vary from those reflected in the table.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $87 million and $67 million of receivables during fiscal 2019 and 2018, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we recognize revenues in accordance with our revenue recognition policy, as updated to reflect the adoption of ASC 606. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of April 26, 2019 and April 27, 2018, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 26, 2019, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of April 26, 2019, we had fixed income debt investments of $1.7 billion. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 26, 2019 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $40 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of April 26, 2019, we have outstanding $1.6 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 10 – Financing Arrangements of the Notes to Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 26, 2019, no amounts were outstanding under the credit facility.

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

Item 8.	Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 26, 2019	April 27, 2018
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,325	$2,941
Short-term investments	1,574	2,450
Accounts receivable	1,216	1,047
Inventories	131	122
Other current assets	364	392
Total current assets	5,610	6,952
Property and equipment, net	759	756
Goodwill	1,735	1,739
Other intangible assets, net	47	94
Other non-current assets	590	450
Total assets	$8,741	$9,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$542	$609
Accrued expenses	851	825
Commercial paper notes	249	385
Current portion of long-term debt	400	—
Short-term deferred revenue and financed unearned services revenue	1,825	1,712
Total current liabilities	3,867	3,531
Long-term debt	1,144	1,541
Other long-term liabilities	797	992
Long-term deferred revenue and financed unearned services revenue	1,843	1,651
Total liabilities	7,651	7,715

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.001 par value, 5 shares authorized; no shares issued or outstanding as of April 26, 2019 or April 27, 2018	—	—
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 240 and 263 shares issued and outstanding as of April 26, 2019 and April 27, 2018, respectively	1,133	2,355
Retained earnings (accumulated deficit)	—	(9)
Accumulated other comprehensive loss	(43)	(70)
Total stockholders' equity	1,090	2,276
Total liabilities and stockholders' equity	$8,741	$9,991

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
	(In millions, except per share amounts)
Revenues:
Product	$3,755	$3,525	$3,060
Software maintenance	946	902	905
Hardware maintenance and other services	1,445	1,492	1,526
Net revenues	6,146	5,919	5,491
Cost of revenues:
Cost of product	1,752	1,738	1,612
Cost of software maintenance	35	25	28
Cost of hardware maintenance and other services	414	447	487
Total cost of revenues	2,201	2,210	2,127
Gross profit	3,945	3,709	3,364
Operating expenses:
Sales and marketing	1,657	1,706	1,651
Research and development	827	783	779
General and administrative	278	280	271
Restructuring charges	35	—	52
Gain on sale or derecognition of assets	(73)	(218)	(10)
Total operating expenses	2,724	2,551	2,743
Income from operations	1,221	1,158	621
Other income, net	47	41	—
Income before income taxes	1,268	1,199	621
Provision for income taxes	99	1,083	140
Net income	$1,169	$116	$481
Net income per share:
Basic	$4.60	$0.43	$1.75
Diluted	$4.51	$0.42	$1.71
Shares used in net income per share calculations:
Basic	254	268	275
Diluted	259	276	281

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

.	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
	(In millions)
Net income	$1,169	$116	$481
Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	2	(10)
Defined benefit obligations:
Defined benefit obligation adjustments	(2)	1	25
Reclassification adjustments related to defined benefit obligations	(2)	(2)	1
Income tax effect	1	1	(10)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	36	(43)	(6)
Unrealized gains on cash flow hedges:
Unrealized holding gains arising during the period	2	—	8
Reclassification adjustments for gains included in net income	(1)	—	(6)
Other comprehensive income (loss):	27	(41)	2
Comprehensive income	$1,196	$75	$483

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
	(In millions)
Cash flows from operating activities:
Net income	$1,169	$116	$481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	198	226
Stock-based compensation	158	161	195
Deferred income taxes	(3)	270	74
Gain on sale or derecognition of assets	(73)	(218)	(10)
Other items, net	2	(27)	(7)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(185)	(289)	90
Inventories	(9)	36	(66)
Other operating assets	(73)	(38)	25
Accounts payable	(57)	262	94
Accrued expenses	42	162	(86)
Deferred revenue and financed unearned services revenue	343	139	(23)
Long-term taxes payable	(164)	714	(6)
Other operating liabilities	(6)	(8)	(1)
Net cash provided by operating activities	1,341	1,478	986
Cash flows from investing activities:
Purchases of investments	(41)	(1,389)	(1,977)
Maturities, sales and collections of investments	917	1,379	1,934
Purchases of property and equipment	(173)	(145)	(175)
Proceeds from sale of properties	—	210	—
Acquisitions of businesses, net of cash acquired	(3)	(75)	(8)
Other investing activities, net	4	(1)	3
Net cash provided by (used in) investing activities	704	(21)	(223)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	121	173	140
Payments for taxes related to net share settlement of stock awards	(96)	(75)	(48)
Repurchase of common stock	(2,111)	(794)	(705)
Proceeds from (repayments of) commercial paper notes, net	(136)	(115)	499
Issuance of long-term debt, net	—	795	—
Repayment of short-term loan	—	—	(850)
Repayment of long-term debt	—	(750)	—
Dividends paid	(403)	(214)	(208)
Other financing activities, net	(6)	(6)	(7)
Net cash used in financing activities	(2,631)	(986)	(1,179)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	26	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	(616)	497	(427)
Cash, cash equivalents and restricted cash:
Beginning of period	2,947	2,450	2,877
End of period	$2,331	$2,947	$2,450

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-in Capital		Retained	Accumulated
			Earnings	Other
			(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Loss	Total
	(In millions, except per share amounts)
Balances, April 29, 2016	281	$2,912	$—	$(31)	$2,881
Cumulative-effect of adoption of ASC 606	—	—	197	—	197
Cumulative-effect of new accounting principle		(7)	21	—	14
Net income	—	—	481	—	481
Other comprehensive income	—	—	—	2	2
Issuance of common stock under employee stock award plans, net of taxes	10	92	—	—	92
Repurchase of common stock	(22)	(335)	(370)	—	(705)
Stock-based compensation	—	195	—	—	195
Cash dividends declared ($0.76 per common share)	—	(88)	(120)	—	(208)
Balances, April 28, 2017	269	2,769	209	(29)	2,949
Net income	—	—	116	—	116
Other comprehensive loss	—	—	—	(41)	(41)
Issuance of common stock under employee stock award plans, net of taxes	9	99	—	—	99
Repurchase of common stock	(15)	(568)	(226)	—	(794)
Stock-based compensation	—	161	—	—	161
Cash dividends declared ($0.80 per common share)	—	(106)	(108)	—	(214)
Balances, April 27, 2018	263	2,355	(9)	(70)	2,276
Cumulative-effect of new accounting principle	—	—	(51)	—	(51)
Net income	—	—	1,169	—	1,169
Other comprehensive income	—	—	—	27	27
Issuance of common stock under employee stock award plans, net of taxes	6	25	—	—	25
Repurchase of common stock	(29)	(1,002)	(1,109)	—	(2,111)
Stock-based compensation	—	158	—	—	158
Cash dividends declared ($1.60 per common share)	—	(403)	—	—	(403)
Balances, April 26, 2019	240	$1,133	$—	$(43)	$1,090

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

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2019, which ended on April 26, 2019, fiscal year 2018, which ended on April 27, 2018, and fiscal year 2017, which ended on April 28, 2017, were each 52-week years. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months and periods of those fiscal years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Accounting Changes

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Revenue from Contracts with Customers (ASC 606), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In the first quarter of fiscal 2019, we adopted this new standard using the full retrospective method of adoption. Accordingly, our prior periods consolidated financial statements and information, as presented herein, have been restated to conform to the new rules. Refer to Note 7 – Revenue for a summary of the impacts of adopting this standard.

In October 2016, the FASB issued an accounting standards update (ASU) which eliminates the deferred tax effects of intra-entity asset transfers other than inventory. As a result, tax expense from the sale of an asset in the seller’s tax jurisdiction is recognized when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. In the first quarter of fiscal 2019, we adopted this ASU using a modified retrospective transition approach and recorded a cumulative-effect adjustment to decrease retained earnings by $51 million, with a corresponding reduction of prepaid taxes, which were classified as other non-current assets on our consolidated balance sheets.

In November 2016, the FASB issued an ASU that requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. In the first quarter of fiscal 2019, we adopted this ASU using a retrospective transition method. Accordingly, our consolidated statements of cash flows for fiscal 2018 and fiscal 2017, as presented herein, have been restated to comply with the new requirements. Refer to Note 6 – Supplemental Financial Information for a detail of the components of our cash, cash equivalents and restricted cash balances.

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

Cash Flow Hedges — We utilize foreign currency exchange forward contracts to hedge foreign currency exchange exposures related to forecasted sales transactions denominated in certain foreign currencies. These derivative instruments are designated and qualify as cash flow hedges and, in general, closely match the underlying forecasted transactions in duration. The effective portion of the contracts’ gains and losses resulting from changes in fair value is recorded in AOCI until the forecasted transaction is recognized in the consolidated statements of operations. When the forecasted transactions occur, we reclassify the related gains or losses on the cash flow hedges into net revenues. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from AOCI and recognized immediately in earnings. We measure the effectiveness of hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated foreign currency exchange forward purchase contracts with the fair values of the forecasted transactions. Any ineffective portion of the derivative hedging gain or loss, as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness), are recognized in earnings.

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

Revenue Recognition — We recognize revenue by applying the following five step approach.

•	Identification of the contract, or contracts, with a customer — A contract with a customer is within the scope of ASC 606 when it meets all the following criteria:
-	It is enforceable
-	It defines each party’s rights
-	It identifies the payment terms
-	It has commercial substance, and
-	We determine that collection of substantially all consideration for goods or services that will be transferred is probable based on the customer’s intent and ability to pay

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

•

Allocation of the transaction price to the performance obligations in the contract — Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation.

•	Recognition of revenue when, or as, we satisfy a performance obligation — We satisfy performance obligations either over time or at a point in time.

Customarily we have a purchase order from or executed contract with our customers that establishes the goods and services to be transferred and the consideration to be received.

We combine two or more contracts entered into at or near the same time with the same customer as a single contract if the contracts are negotiated as one package with a single commercial objective, if the amount of consideration to be paid on one contract depends on the price or performance of the other contract or if the goods and services promised in each of the contracts are a single performance obligation.

Our contracts with customers may include hardware systems, software licenses, software maintenance, hardware maintenance and other services. Software maintenance contracts entitle our customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, and patch releases. Hardware maintenance services include contracts for extended warranty and technical support with minimum response times. Other services include professional services and customer education and training services.

We identify performance obligations in our contracts to be those goods and services that are distinct. A good or service is distinct if it is capable of being distinct, where the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from us, and is distinct in the context of the contract, meaning the transfer of the good or service is separately identifiable from other promises in the contract.

If a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are distinct. If they are not, we combine the goods and services until we have a distinct performance obligation. A configured storage system inclusive of the operating system (OS) software essential to its functionality is considered a single performance obligation, while optional add-on software is a separate performance obligation. In general, hardware maintenance, software maintenance, and different types of professional services are each separate performance obligations.

In certain instances, we enter into enterprise license agreements (ELAs) with our customers which transfer to them the right to deploy an unlimited or capped number of OS or optional add-on software licenses and obligate us to provide software maintenance through the ELA term. In general, we treat the software license component and software maintenance component of ELAs as separate performance obligations.

We determine the transaction price of our contracts with customers based on the consideration to which we will be entitled in exchange for transferring goods or services. Consideration promised may include fixed amounts, variable amounts or both. We sell professional services either on a time and materials basis or under fixed price projects.

We evaluate variable consideration in arrangements with contract terms such as rights of return, potential penalties and acceptance clauses. We generally use the expected value method, primarily relying on our history, to estimate variable consideration. However, when we believe it to provide a better estimate, we use the most likely amount method. In either case, we consider variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Reassessments of our variable consideration may occur as historical information changes. Transaction prices are also adjusted for the effects of time value of money if the timing of payments provides either the customer or us a significant benefit of financing.

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market data and other observable inputs. We regularly review standalone selling prices and maintain internal controls over the establishment and updates of these estimates. Variable consideration is also allocated to the performance obligations. If the terms of variable consideration relate to one performance obligation, it is entirely allocated to that obligation. Otherwise, it is allocated to all the performance obligations in the contract.

We typically recognize revenue at a point in time upon the transfer of goods to a customer. Products we transfer at a point in time include our configured hardware systems, OS software licenses, optional add-on software licenses and add-on hardware. Services are typically transferred over time and revenue is recognized based on an appropriate method for measuring our progress toward completion of the performance obligation. Our stand-ready services, including both hardware and software maintenance support, are transferred ratably over the period of the contract. For other services such as our fixed professional services contracts, we use an input method to determine the percentage of completion. That is, we estimate the effort to date versus the expected effort required over the life of the contract.

Deferred Commissions – We capitalize sales commissions that are incremental direct costs of obtaining customer contracts for which revenue is not immediately recognized and classify them as current or non-current based on the terms of the related contracts. Capitalized commissions are amortized based on the transfer of goods or services to which they relate, typically over one to three years, and are also periodically reviewed for impairment. Amortization expense is recorded to sales and marketing expense in our consolidated statements of operations.

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

The fair value of employee time-based RSUs is equal to the market value of our common stock on the grant date of the award, less the present value of expected dividends during the vesting period, discounted at a risk-free interest rate. The fair value of PBRSUs that include a market condition is measured using a Monte Carlo simulation model on the date of grant.

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

2. Recent Accounting Standards Not Yet Effective

Leases

In February 2016, the FASB issued an accounting standards update on financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use (ROU) asset and corresponding lease liability, measured at the present value of the lease payments. This new standard will be effective for us in our first quarter of fiscal 2020, and we will elect the optional transition approach of not adjusting our comparative period financial statements for the impacts of adoption. While we are currently finalizing our implementation of new policies, processes and internal controls to comply with the new rules, we anticipate that the adoption of the new standard will result in the recognition of ROU assets and lease liabilities on our consolidated balance sheet of between $150 million and $170 million as of the beginning of the first quarter of fiscal 2020, primarily related to real estate. The adoption of the new standard will not have a material impact on our consolidated statement of operations or consolidated statement of cash flows.

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

4. Business Combinations

Fiscal 2019 Acquisition

On September 17, 2018, we acquired all of the outstanding shares of a privately-held software company for $3 million in cash. Substantially all of the purchase price was recorded to goodwill.

Fiscal 2018 Acquisitions

On August 4, 2017, we acquired all of the outstanding shares of Greenqloud ehf., a privately-held provider of cloud management software based in Iceland, for $51 million in cash, of which we allocated $10 million to developed technology, $38 million to goodwill, and the remainder to other assets.

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

5. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 28, 2017	$1,684
Additions	55
Balance as of April 27, 2018	1,739
Additions	3
Derecognition	(7)
Balance as of April 26, 2019	$1,735

We derecognized goodwill during fiscal 2019 in connection with our contribution of a group of assets to a newly formed joint venture with Lenovo in exchange for a non-controlling ownership interest in the new entity. Refer to Note 6 – Supplemental Financial Information for additional details.

Purchased intangible assets, net are summarized below (in millions):

	April 26, 2019			April 27, 2018
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$160	$(113)	$47	$164	$(80)	$84
Customer contracts/relationships	41	(41)	—	43	(33)	10
Other purchased intangibles	—	—	—	9	(9)	—
Total purchased intangible assets	$201	$(154)	$47	$216	$(122)	$94

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statement of
	April 26, 2019	April 27, 2018	April 28, 2017	Operations Classifications
Developed technology	$36	$36	$29	Cost of revenues
Customer contracts/relationships	10	14	14	Operating expenses
Other purchased intangibles	—	3	5	Operating expenses
Total	$46	$53	$48

As of April 26, 2019, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2020	$31
2021	16
Total	$47

6. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our consolidated statement of cash flows in accordance with our adoption of the ASU discussed in Note 1 – Description of Business and Significant Accounting Policies.

	April 26, 2019	April 27, 2018
Cash	$2,216	$2,727
Cash equivalents	109	214
Cash and cash equivalents	$2,325	$2,941
Short-term restricted cash	5	5
Long-term restricted cash	1	1
Restricted cash	$6	$6
Cash, cash equivalents and restricted cash	$2,331	$2,947

Inventories (in millions):

	April 26, 2019	April 27, 2018
Purchased components	$8	$12
Finished goods	123	110
Inventories	$131	$122

Property and equipment, net (in millions):

	April 26, 2019	April 27, 2018
Land	$106	$106
Buildings and improvements	605	594
Leasehold improvements	86	88
Computer, production, engineering and other equipment	817	733
Computer software	357	357
Furniture and fixtures	105	99
Construction-in-progress	10	27
	2,086	2,004
Accumulated depreciation and amortization	(1,327)	(1,248)
Property and equipment, net	$759	$756

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, with a book value of $118 million, for a total of $306 million, through two separate and independent closings. Upon the completion of the first closing in fiscal 2018, we consummated the sale of properties with a net book value of $66 million for cash proceeds of $210 million, resulting in a gain, net of direct selling costs, of $142 million. The remaining properties, consisting of land with a net book value of $52 million, were classified as assets held-for-sale, and included as other current assets in our consolidated balance sheets as of April 26, 2019 and April 27, 2018. We will consummate the sale of these properties, and receive cash proceeds of $96 million, upon the completion of the second closing, which is expected to occur within the next 12 months. That closing is subject to due diligence, certain termination rights and customary closing conditions, including local governmental approval of the subdivision of a land parcel.

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Depreciation and amortization expense	$150	$145	$178

Other non-current assets (in millions):

	April 26, 2019	April 27, 2018
Deferred tax assets	$201	$229
Other assets	389	221
Other non-current assets	$590	$450

During fiscal 2019, we formed a joint venture with Lenovo (Beijing) Information Technology Ltd. (“Lenovo”) in China and, in February 2019, contributed assets to the newly formed entity, Lenovo NetApp Technology Limited (“LNTL”), in exchange for a non-controlling 49% equity interest. The group of assets we contributed and derecognized met the definition of a business and included cash, fixed assets, customer relationships and an allocation of goodwill, with an aggregate book value of $7 million. The fair value of our equity interest in LNTL was determined using discounted cash flow techniques to be $80 million, resulting in a non-cash gain of $73 million. We accounted for our ownership interest as an equity method investment and have presented it in Other non-current assets on our consolidated balance sheet as of April 26, 2019. LNTL will be integral to our sales channels strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. It will also endeavor to localize our products and services, and to develop new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

Accrued expenses (in millions):

	April 26, 2019	April 27, 2018
Accrued compensation and benefits	$433	$441
Product warranty liabilities	25	25
Other current liabilities	393	359
Accrued expenses	$851	$825

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our consolidated balance sheets (in millions):

	Year Ended
	April 26, 2019	April 27, 2018
Balance at beginning of period	$40	$50
Expense accrued during the period	22	16
Warranty costs incurred	(22)	(26)
Balance at end of period	$40	$40

	April 26, 2019	April 27, 2018
Accrued expenses	$25	$25
Other long-term liabilities	15	15
Total warranty liabilities	$40	$40

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	April 26, 2019	April 27, 2018
Liability for uncertain tax positions	$252	$314
Income taxes payable	447	549
Product warranty liabilities	15	15
Other liabilities	83	114
Other long-term liabilities	$797	$992

Statements of cash flows additional information (in millions):

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$9	$24	$19
Non-cash extinguishment of sale-leaseback financing obligations	$—	$130	$19
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$205	$87	$102
Interest paid	$53	$58	$44

7. Revenue

Effective our first quarter of fiscal 2019, we adopted ASC 606 using the full retrospective method and have restated each prior reporting period presented to conform to the new rules. Refer to Note 1 for a detailed discussion of accounting policies related to revenue recognition, including deferred commissions. The most significant impact of the new standard relates to our accounting for arrangements containing software. For our enterprise software license agreements (ELAs), we now recognize the license fee component of such arrangements up front. Under the prior rules, the software license fee was recognized over the term of the enterprise license based on our inability to establish vendor specific objective evidence of fair value for the undelivered software support element of these arrangements. In addition, for other software arrangements, revenue deferred for the undelivered elements that was previously allocated based on the residual method is now allocated based on relative fair value, which generally results in more software arrangement revenue being recognized earlier. The new standard also impacts our estimation of variable consideration for certain arrangements with contract terms such as rights of return, potential penalties and acceptance clauses.

The following table presents the impacts of adoption of ASC 606 to select line items of our consolidated balance sheet as of the end of fiscal 2018:

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
(4)	Reflects increase in long-term deferred tax liabilities
(5)	Reflects cumulative impact to net income of which $197 million was the cumulative-effect of adoption as of the beginning of fiscal 2017

The following tables present the impacts of adoption of ASC 606 to our consolidated statements of operations for the fiscal 2018 and 2017:

	Year Ended
	April 27, 2018
	As Previously Reported	Impact of ASC 606 Adoption	As Adjusted

Revenues:
Product	$3,461	$64	$3,525
Software maintenance	958	(56)	902
Hardware maintenance and other services	1,492	—	1,492
Net revenues	5,911	8	5,919

Cost of revenues:
Cost of product	1,738	—	1,738
Cost of software maintenance	25	—	25
Cost of hardware maintenance and other services	449	(2)	447
Total cost of revenues	2,212	(2)	2,210
Gross profit	3,699	10	3,709

Operating expenses:
Sales and marketing	1,729	(23)	1,706
Research and development	783	—	783
General and administrative	280	—	280
Gain on sale or derecognition of assets	(218)	—	(218)
Total operating expenses	2,574	(23)	2,551

Income from operations	1,125	33	1,158

Other income, net	41	—	41

Income before income taxes	1,166	33	1,199

Provision for income taxes	1,090	(7)	1,083

Net income	$76	$40	$116

Net income per share:
Basic	$0.28	$0.15	$0.43

Diluted	$0.28	$0.14	$0.42

Shares used in net income per share calculations:
Basic	268	268	268

Diluted	276	276	276

	Year Ended
	April 28, 2017
	As Previously Reported	Impact of ASC 606 Adoption	As Adjusted

Revenues:
Product	$3,006	$54	$3,060
Software maintenance	965	(60)	905
Hardware maintenance and other services	1,548	(22)	1,526
Net revenues	5,519	(28)	5,491

Cost of revenues:
Cost of product	1,614	(2)	1,612
Cost of software maintenance	28	—	28
Cost of hardware maintenance and other services	487	—	487
Total cost of revenues	2,129	(2)	2,127
Gross profit	3,390	(26)	3,364

Operating expenses:
Sales and marketing	1,633	18	1,651
Research and development	779	—	779
General and administrative	271	—	271
Restructuring charges	52	—	52
Gain on sale of properties	(10)	—	(10)
Total operating expenses	2,725	18	2,743

Income from operations	665	(44)	621

Other income (expense), net	—	—	—

Income before income taxes	665	(44)	621

Provision for income taxes	156	(16)	140

Net income	$509	$(28)	$481

Net income per share:
Basic	$1.85	$(0.10)	$1.75

Diluted	$1.81	$(0.10)	$1.71

Shares used in net income per share calculations:
Basic	275	275	275

Diluted	281	281	281

The adoption of ASC 606 had no impact to cash provided by or used in operating, investing or financing activities as presented on our consolidated statements of cash flows.

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

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Product revenues	$3,755	$3,525	$3,060
Strategic	2,709	2,468	2,000
Mature	1,046	1,057	1,060
Software maintenance revenues	946	902	905
Hardware maintenance and other services revenues	1,445	1,492	1,526
Hardware maintenance support contracts	1,182	1,214	1,258
Professional and other services	263	278	268
Net revenues	$6,146	$5,919	$5,491

Revenues by geographic region are presented in Note 16 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue (in millions):

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our consolidated balance sheets (in millions):

	April 26, 2019	April 27, 2018
Deferred product revenue	$84	$107
Deferred services revenue	3,502	3,134
Financed unearned services revenue	82	122
Total	$3,668	$3,363

Reported as:
Short-term	$1,825	$1,712
Long-term	1,843	1,651
Total	$3,668	$3,363

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

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Year Ended
	April 26, 2019	April 27, 2018
Balance at beginning of period	$3,363	$3,213
Additions	2,763	2,566
Revenue recognized during the period	(2,458)	(2,416)
Balance at end of period	$3,668	$3,363

During the years ended April 26, 2019 and April 27, 2018, we recognized $1,722 million and $1,806 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of April 26, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,668 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 50% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 25% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

As a result of our adoption of ASC 606, we capitalize sales commissions that are incremental direct costs of obtaining customer contracts for which revenue is not immediately recognized. We then amortize capitalized commissions based on the transfer of goods or services to which they relate. The following tables summarize the activity related to deferred commissions and their balances as reported in our consolidated balance sheets (in millions):

	Year Ended
	April 26, 2019	April 27, 2018
Balance at beginning of period	$137	$113
Additions	112	92
Expense recognized during the period	(77)	(68)
Balance at end of period	$172	$137

	April 26, 2019	April 27, 2018
Other current assets	$75	$66
Other non-current assets	97	71
Total deferred commissions	$172	$137

8. Other income, net

Other income, net consists of the following (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Interest income	$88	$79	$44
Interest expense	(58)	(62)	(52)
Other income, net	17	24	8
Other income, net	$47	$41	$—

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

Investments

The following is a summary of our investments (in millions):

	April 26, 2019				April 27, 2018
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$1,359	$2	$(8)	$1,353	$1,865	$1	$(39)	$1,827
U.S. Treasury and government debt securities	214	—	(1)	213	497	—	(5)	492
Commercial paper	—	—	—	—	230	—	—	230
Certificates of deposit	117	—	—	117	115	—	—	115
Mutual funds	35	—	—	35	31	—	—	31
Total debt and equity securities	$1,725	$2	$(9)	$1,718	$2,738	$1	$(44)	$2,695

As of April 26, 2019 and April 27, 2018, the unrealized losses on our available-for-sale investments were caused by market value declines as a result of increasing market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have determined that (i) we do not have the intent to sell any of these investments and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis, we have determined that no other-than-temporary impairments were required to be recognized on these investments as of April 26, 2019 or April 27, 2018.

The following table presents the contractual maturities of our debt investments as of April 26, 2019 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$591	$589
Due after one year through five years	644	642
Due after five years through ten years	455	452
	$1,690	$1,683

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 26, 2019
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,216	$2,216	$—
Corporate bonds	1,353	—	1,353
U.S. Treasury and government debt securities	213	131	82
Certificates of deposit	117	—	117
Total cash, cash equivalents and short-term investments	$3,899	$2,347	$1,552
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$29	$29	$—
Foreign currency exchange contracts assets (1)	$4	$—	$4
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

	April 27, 2018
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,727	$2,727	$—
Corporate bonds	1,827	—	1,827
U.S. Treasury and government debt securities	492	253	239
Commercial paper	230	—	230
Certificates of deposit	115	—	115
Total cash, cash equivalents and short-term investments	$5,391	$2,980	$2,411
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$25	$25	$—
Foreign currency exchange contracts assets (1)	$9	$—	$9
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

(1)	Reported as other current assets in the consolidated balance sheets
(2)	Reported as other non-current assets in the consolidated balance sheets
(3)	Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of April 26, 2019 and April 27, 2018, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of April 26, 2019 and April 27, 2018, the fair value of our long-term debt was approximately $1,553 million and $1,523 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

10. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	April 26, 2019		April 27, 2018
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due September 2019	$400	2.32%	$400	2.32%
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
3.30% Senior Notes Due September 2024	400	3.42%	400	3.42%
Total principal amount	1,550		1,550
Unamortized discount and issuance costs	(6)		(9)
Total senior notes	1,544		1,541
Less: Current portion of long-term debt	(400)		—
Total long-term debt	$1,144		$1,541

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 26, 2019, we were in compliance with all covenants associated with the Senior Notes.

As of April 26, 2019, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2020	$400
2022	500
2023	250
2025	400
Total	$1,550

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended on July 17, 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of April 26, 2019, we had commercial paper notes outstanding with an aggregate principal amount of $249 million, a weighted-average interest rate of 2.73% and maturities ranging from 27 days to 38 days. As of April 27, 2018, we had commercial paper notes outstanding with an aggregate principal amount of $385 million, a weighted-average interest rate of 2.29% and maturities ranging from 19 days to 32 days.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended on July 17, 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of April 26, 2019, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

  Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates through December 31, 2017. These properties did not qualify for sale-leaseback accounting and as a result they were accounted for as financing transactions. During fiscal 2017, we terminated one of the leases and recorded a non-cash sale of properties with a net book value of $9 million, the extinguishment of $19 million in financing obligations, and a gain of $10 million. During fiscal 2018, we terminated the remaining leases and recorded a non-cash sale of properties with a net book value of $54 million, the extinguishment of $130 million in financing obligations, and a gain of $76 million. There are no balances remaining on our consolidated balance sheets as of April 26, 2019 or April 27, 2018 associated with this sale-leaseback arrangement.

11. Stockholders’ Equity

Equity Incentive Programs

The 1999 Plan — As most recently amended on September 13, 2018, the 1999 Stock Option Plan (the Plan) comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in fair market value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of common stock directly; (iv) the Performance Share and Performance Unit Program under which eligible persons may be granted performance shares or performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved and (v) the Automatic Award Program under which nonemployee board members automatically receive equity grants at designated intervals over their period of board service. The Plan expires in August 2019, though activities required to extend it are currently in progress.

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

During fiscal 2019, the shares reserved for issuance under the Plan were increased by 9 million shares of common stock. As of April 26, 2019, 28 million shares were available for grant under the Plan.

Stock Options

The following table summarizes information related to our stock options (in millions, except exercise price and contractual term):

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of April 29, 2016	9	$34.01
Exercised	(3)	$25.61
Forfeited and expired	(2)	$39.36
Outstanding as of April 28, 2017	4	$35.76
Exercised	(2)	$36.99
Forfeited and expired	(1)	$40.50
Outstanding as of April 27, 2018	1	$31.19
Exercised	(1)	$32.50
Forfeited and expired	—	N/A
Outstanding as of April 26, 2019	—	N/A
Exercisable as of April 26, 2019	—	N/A

__________________

N/A - Not Applicable

Additional information related to our stock options is summarized below (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Intrinsic value of exercises	$31	$37	$26
Proceeds received from exercises	$25	$88	$60
Fair value of options vested	$2	$8	$15

Restricted Stock Units

In fiscal 2019, 2018 and 2017, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends on the last day of the second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in fiscal 2019, and all of the PBRSUs granted in fiscal 2018 and 2017, the number of shares issued   will depend upon our Total Stockholder Return (TSR) as compared to the TSR of an index that includes benchmark peers (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of these PBRSUs were fixed at grant date using a Monte Carlo simulation model. For the remaining PBRSUs granted in fiscal 2019, the number of shares issued will depend upon our achievement against a cumulative Adjusted Operating Income (AOI) target, as defined in the grant agreements, for the three-year period from fiscal 2019 through 2021. The fair values of these PBRSUs were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of all PBRSUs granted in fiscal 2019, 2018 and 2017 was $24 million, $20 million and $15 million, respectively, and these amounts are being recognized to expense over the shorter of the remaining applicable performance or service periods.

As of April 26, 2019 and April 27, 2018, there were approximately 1 million PBRSUs outstanding.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 29, 2016	13	$32.46
Granted	5	$24.99
Vested	(5)	$32.03
Forfeited	(2)	$31.66
Outstanding as of April 28, 2017	11	$28.81
Granted	4	$39.74
Vested	(5)	$30.59
Forfeited	(1)	$29.54
Outstanding as of April 27, 2018	9	$32.91
Granted	3	$63.40
Vested	(3)	$32.02
Forfeited	(1)	$36.61
Outstanding as of April 26, 2019	8	$45.68

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Shares withheld for taxes	1	2	2
Fair value of shares withheld	$96	$75	$48

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 13, 2018, the ESPP was amended to increase the shares reserved for issuance by 2 million shares of common stock. As of April 26, 2019, 7 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Shares issued under the ESPP	3	4	4
Proceeds from issuance of shares	$96	$85	$80

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Cost of product revenues	$4	$3	$4
Cost of hardware maintenance and other services revenues	10	10	13
Sales and marketing	67	68	84
Research and development	48	49	59
General and administrative	29	31	35
Total stock-based compensation expense	$158	$161	$195
Income tax benefit for stock-based compensation	$15	$29	$41

As of April 26, 2019, total unrecognized compensation expense related to our equity awards was $285 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.1 years.

Valuation Assumptions

The valuation of RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
RSUs:
Risk-free interest rate	2.6%	1.4%	1.0%
Expected dividend yield	2.4%	2.0%	3.1%
Weighted-average fair value per share granted	$63.40	$39.74	$24.99

ESPP:
Expected term in years	1.2	1.2	1.2
Risk-free interest rate	2.6%	1.4%	0.8%
Expected volatility	31%	28%	30%
Expected dividend yield	2.4%	2.0%	3.1%
Weighted-average fair value per right granted	$18.07	$12.34	$7.85

Stock Repurchase Program

As of April 26, 2019, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program . Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management.

The following table summarizes activity related to this program (in millions, except per share amounts):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Number of shares repurchased	29	15	22
Average price per share	$72.87	$51.57	$32.72
Aggregate purchase price	$2,111	$794	$705
Remaining authorization at end of period	$1,889	$4,000	$794

The aggregate purchase price of our stock repurchases for fiscal 2019 consisted of $2.1 billion of open market purchases of which $1.0 billion and $1.1 billion were allocated to additional paid-in capital and retained earnings (accumulated deficit), respectively.

Since the May 13, 2003 inception of our stock repurchase program through April 26, 2019, we repurchased a total of 313 million shares of our common stock at an average price of $37.46 per share, for an aggregate purchase price of $11.7 billion.

Preferred Stock

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our fiscal 2019, 2018 and 2017 activities related to dividends on our common stock (in millions, except per share amounts).

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Dividends per share declared	$1.60	$0.80	$0.76
Dividend payments allocated to additional paid-in capital	$403	$106	$88
Dividend payments allocated to retained earnings (accumulated deficit)	$—	$108	$120

On May 22, 2019, we declared a cash dividend of $0.48 per share of common stock, payable on July 24, 2019 to shareholders of record as of the close of business on July 5, 2019. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 28, 2017	$(29)	$—	$—	$—	$(29)
OCI before reclassifications, net of tax	2	1	(43)	—	(40)
Amounts reclassified from AOCI, net of tax	—	(1)	—	—	(1)
Total OCI	2	—	(43)	—	(41)
Balance as of April 27, 2018	(27)	—	(43)	—	(70)
OCI before reclassifications, net of tax	(7)	(2)	36	2	29
Amounts reclassified from AOCI, net of tax	—	(1)	—	(1)	(2)
Total OCI	(7)	(3)	36	1	27
Balance as of April 26, 2019	$(34)	$(3)	$(7)	$1	$(43)

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
	Amounts Reclassified from AOCI			Statements of Operations Classification
Recognized (gains) losses on defined benefit obligations	$(2)	$(2)	1	Operating expenses
Realized gains on cash flow hedges	(1)	—	(6)	Net revenues
Total reclassifications	$(3)	$(2)	$(5)

12. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 26, 2019 or April 27, 2018. We did not recognize any gains or losses in earnings due to hedge ineffectiveness for any period presented. All contracts have a maturity of less than six months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 26, 2019	April 27, 2018
Cash Flow Hedges
Forward contracts purchased	$103	$—
Balance Sheet Contracts
Forward contracts sold	$121	$115
Forward contracts purchased	$363	$412

The effect of cash flow hedges recognized in net revenues is presented in the consolidated statements of comprehensive income and Note 11 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our consolidated statements of operations was as follows (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$15	$(9)	$1

13. Restructuring Charges

Management has previously approved several restructuring actions to streamline our business, eliminate costs and redirect resources to our highest return activities, including the March 2016 Plan, November 2016 Plan, May 2018 Plan and April 2019 plan, under which we reduced our global workforce by approximately 11% , 6%, less than 2%, and approximately 1%, respectively. Charges related to our restructuring plans consisted primarily of employee severance-related costs. We completed all workforce related activities under the March 2016 Plan and the November 2016 Plan as of the end of fiscal 2017. Substantially all activities under the May 2018 Plan were completed as of the end of fiscal 2019. The remaining balance under the November 2016 Plan as of April 26, 2019 principally relates to lease obligations that will be paid over their remaining terms. We expect to complete all activities associated with the April 2019 plan by the end of the third quarter of fiscal 2020 with no significant additional charges.

Activities related to our restructuring plans are summarized as follows (in millions):

	April 2019 Plan	May 2018 Plan	November 2016 Plan	March 2016 Plan	Total
Balance as of April 29, 2016	$—	$—	$—	$45	$45
Net charges	—	—	52	—	52
Cash payments	—	—	(39)	(45)	(84)
Balance as of April 28, 2017	—	—	13	—	13
Net charges	—	—	—	—	—
Cash payments	—	—	(7)	—	(7)
Balance as of April 27, 2018	—	—	6	—	6
Net charges	16	19	—	—	35
Cash payments	(1)	(19)	(2)	—	(22)
Balance as of April 26, 2019	$15	$—	$4	$—	$19

Liabilities for our restructuring activities are included in accrued expenses in our consolidated balance sheets.

14. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Domestic	$678	$589	$166
Foreign	590	610	455
Total	$1,268	$1,199	$621

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Current:
Federal	$26	$764	$22
State	27	10	3
Foreign	49	39	41
Total current	102	813	66
Deferred:
Federal	35	239	61
State	(6)	27	17
Foreign	(32)	4	(4)
Total deferred	(3)	270	74
Provision for income taxes	$99	$1,083	$140

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Tax computed at federal statutory rate	$266	$366	$218
State income taxes, net of federal benefit	16	18	8
Foreign earnings in lower tax jurisdictions	(84)	(108)	(100)
Stock-based compensation	(19)	(23)	16
Research and development credits	(17)	(10)	(8)
Resolution of income tax examinations	(48)	—	—
Domestic production activities deduction	(13)	(7)	(4)
Global minimum tax on intangible income	22	—	—
Tax rate changes	—	108	5
Non-taxable gain on joint venture formation	(14)	—	—
Transition tax	(5)	732	—
Other	(5)	7	5
Provision for income taxes	$99	$1,083	$140

We generated foreign earnings in lower tax jurisdictions primarily related to income from our European operations.

In February 2019, the Internal Revenue Service completed the examination of our fiscal 2012 to fiscal 2013 income tax returns. During fiscal 2019, we recognized a tax benefit of $48 million attributable to the effective settlement and the release of related tax reserves.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the imposition of a one-time transition tax on deferred foreign earnings, and the creation of new taxes on certain foreign-sourced earnings. ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year from the TCJA enactment date.

As a result of the U.S. federal corporate income tax rate change, effective as of January 1, 2018, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future periods. During fiscal 2018, we recorded $108 million of tax expense related to all tax rate changes. Upon finalization of our provisional estimates during the third quarter of fiscal 2019, we recorded tax expense of $6 million related to deferred tax assets for equity-based compensation awards to our executives.

The TCJA imposes a mandatory, one-time transition tax on accumulated foreign earnings and profits not previously subject to U.S. income tax at a rate of 15.5% on earnings to the extent of foreign cash and other liquid assets, and 8% on the remaining earnings. In fiscal 2018, we recorded a $732 million discrete tax expense for the estimated U.S. federal and state income tax impacts of the transition tax. In the third quarter of fiscal 2019, we finalized our computation of the transition tax and recorded a reduction of $5 million to our provisional estimate.

As of April 26, 2019, we have completed the accounting for the tax impacts of the TCJA, however, we will continue to assess the impact of further guidance from federal and state tax authorities on our business and consolidated financial statements, and recognize any adjustments in the period in which they are determined.

Under the TCJA, the global minimum tax on intangible income (GMT) provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GMT as a component of tax expense in the period in which a company is subject to the rules, or (ii) account for GMT in a company’s measurement of deferred taxes. We have elected to recognize the GMT as a period cost and thus recorded $22 million of tax expense for federal and state impacts for fiscal 2019.

In October 2016, the FASB issued an ASU which eliminates the deferred tax effects of intra-entity asset transfers other than inventory. As a result, tax expense from the sale of an asset in the seller’s tax jurisdiction is recognized when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation.

During fiscal 2017, we adopted a new accounting standard that simplifies stock-based compensation income tax accounting and presentation within the financial statements and recorded a tax charge of $18 million following the post-adoption rules which require that all excess tax benefits and deficiencies from stock-based compensation be recognized as a component of income tax expense.

 The components of our deferred tax assets and liabilities are as follows (in millions):

	April 26, 2019	April 27, 2018
Deferred tax assets:
Reserves and accruals	$50	$57
Net operating loss and credit carryforwards	139	131
Stock-based compensation	16	22
Deferred revenue	205	156
Other	16	29
Gross deferred tax assets	426	395
Valuation allowance	(123)	(109)
Deferred tax assets, net of valuation allowance	303	286
Deferred tax liabilities:
Prepaids and accruals	31	21
Acquired intangibles	32	29
Property and equipment	31	25
Other	10	14
Total deferred tax liabilities	104	89
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$199	$197

 The valuation allowance increased by $14 million in fiscal 2019. The increase is mainly attributable to corresponding changes in deferred tax assets, primarily foreign tax credit carryforwards and certain state tax credit carryforwards.

As of April 26, 2019, we have federal net operating loss and tax credit carryforwards of approximately $2 million and $3 million, respectively. In addition, we have gross state net operating loss and tax credit carryforwards of $25 million and $138 million, respectively. The majority of the state credit carryforwards are California research credits which are offset by a valuation allowance as we believe it is more likely than not that these credits will not be utilized. We also have $4 million of foreign net operating losses, and $43 million of foreign tax credit carryforwards generated by our Dutch subsidiary which are fully offset by a valuation allowance. Certain acquired net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The federal, state, and foreign net operating loss carryforwards and credits will expire in various years from fiscal 2020 through 2038. The California research credit and Dutch foreign tax credit carryforwards do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Balance at beginning of period	$348	$218	$216
Additions based on tax positions related to the current year	11	131	7
Additions for tax positions of prior years	26	—	7
Decreases for tax positions of prior years	(35)	(1)	—
Settlements	(54)	—	(12)
Balance at end of period	$296	$348	$218

As of April 26, 2019, we had $296 million of gross unrecognized tax benefits, of which $252 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $246 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized. As a result of U.S. tax reform, we recorded provisional gross unrecognized tax benefits of $114 million during fiscal 2018.

We recognized a benefit for adjustments to accrued interest and penalties related to unrecognized tax benefits in the income tax provision of approximately $4 million in fiscal 2019 and expense of $5 million in each of fiscal 2018 and 2017. Accrued interest and penalties of $18 million and $22 million were recorded in the consolidated balance sheets as of April 26, 2019 and April 27, 2018, respectively.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 26, 2019

2014 — 2019	United States — federal income tax
2011 — 2019	United States — state and local income tax
2013 — 2019	Australia
2013 — 2019	Germany
2007 — 2019	India
2013 — 2019	Japan
2014 — 2019	The Netherlands
2016 — 2019	United Kingdom
2016 — 2019	Canada

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

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for such withholding tax and filed an appeal with the Danish Tax Tribunal. In December 2011, the Danish Tax Tribunal issued a ruling in favor of NetApp. The Danish tax examination agency appealed this decision at the Danish High Court (DHC) in March 2012. In February 2016, the DHC requested a preliminary ruling from the Court of Justice of the European Union (CJEU). Parties were heard before the court in October 2017. In March 2018, the Advocate General issued an opinion which was largely in favor of NetApp. The CJEU was not bound by the opinion of the Advocate General and issued its preliminary ruling in February 2019. The CJEU ruling did not preclude the Danish Tax Authorities from imposing withholding tax on distributions based on the benefits of certain European Union directives. The preliminary ruling will be reviewed and may be subjected to additional briefing by the DHC. Once complete, the DHC will then issue its final decision. While the timing and outcome of a final decision on this matter is uncertain, we believe it is more likely than not that our distributions were not subject to withholding tax and we intend to vigorously defend any withholding tax claims by the Danish Tax Authorities.

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

 Prior to the passage of the TCJA, we had not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because we had intended to indefinitely reinvest such earnings outside the U.S. The TCJA imposes a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017 and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the provisional estimates recorded during fiscal 2018, we considered the impacts of the TCJA and reviewed our projected global cash requirements, and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested. As of April 26, 2019, we estimate the unrecognized deferred tax liability related to the earnings we expect to be indefinitely reinvested to be immaterial. We will continue to monitor our plans to indefinitely reinvest undistributed earnings of foreign subsidiaries and will assess the related unrecognized deferred tax liability considering our ongoing projected global cash requirements, tax consequences associated with repatriation and any U.S. or foreign government programs designed to influence remittances.

15. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Numerator:
Net income	$1,169	$116	$481
Denominator:
Shares used in basic computation	254	268	275
Dilutive impact of employee equity award plans	5	8	6
Shares used in diluted computation	259	276	281
Net Income per Share:
Basic	$4.60	$0.43	$1.75
Diluted	$4.51	$0.42	$1.71

Potential shares from outstanding employee equity awards totaling 1 million, 1 million and 6 million for fiscal 2019, 2018 and 2017, respectively, were excluded from the diluted net income per share calculations as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
United States, Canada and Latin America (Americas)	$3,425	$3,207	$3,021
Europe, Middle East and Africa (EMEA)	1,847	1,873	1,741
Asia Pacific (APAC)	874	839	729
Net revenues	$6,146	$5,919	$5,491

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $3,116 million, $2,878 million and $2,721 million during fiscal 2019, 2018 and 2017, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 26, 2019	April 27, 2018
U.S.	$159	$853
International	3,740	4,538
Total	$3,899	$5,391

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 26, 2019	April 27, 2018
U.S.	$572	$566
International	187	190
Total	$759	$756

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
Arrow Electronics, Inc.	24%	23%	22%
Tech Data Corporation (previously presented as Avnet, Inc.)	20%	20%	20%

The following customers accounted for 10% or more of accounts receivable:

	April 26, 2019	April 27, 2018
Arrow Electronics, Inc.	11%	17%
Tech Data Corporation	24%	17%

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

	Year Ended
	April 26, 2019	April 27, 2018	April 28, 2017
401(k) matching contributions	$29	$28	$30

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

	April 26, 2019	April 27, 2018
Deferred compensation plan assets	$35	$31
Deferred compensation liabilities reported as:
Accrued expenses	$6	$6
Other long-term liabilities	$29	$25

Postretirement Health Care Plan

Certain of our executive officers are eligible to participate in our Executive Retirement Medical Plan (the ERM Plan). The ERM Plan provides, upon retirement, medical benefits beyond the COBRA maximum benefit period to a defined group of senior executives based on minimum age, years of service and position. The ERM Plan was unfunded as of April 26, 2019 and April 27, 2018, and there is no minimum funding requirement under the ERM Plan.

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

These plan amendments resulted in a prior service credit adjustment of $14 million, net of taxes, which we recorded to other comprehensive income in fiscal 2017.

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

Funded Status

The funded status of our postretirement health care and other defined benefit plans, which is recognized in other long-term liabilities in our consolidated balance sheets, was as follows (in millions):

	April 26, 2019	April 27, 2018
Fair value of plan assets	$31	$25
Benefit obligations	(61)	(53)
Unfunded obligations	$(30)	$(28)

18. Commitments and Contingencies

Operating Leases

We lease various equipment, vehicles and office space in the U.S. and internationally.

Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of April 26, 2019 are as follows (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Operating lease commitments	$47	$38	$26	$14	$10	$16	$151

Rent expense under all cancelable and non-cancelable operating leases was $54 million, $59 million and $64 million in fiscal 2019, 2018 and 2017, respectively.

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of April 26, 2019, we had $449 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 26, 2019 and April 27, 2018, such liability amounted to $16 million and $14 million, respectively, and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of April 26, 2019, we had $5 million in construction related obligations and $234 million in other purchase obligations.

 Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $87 million, $67 million and $183 million of receivables during fiscal 2019, 2018 and 2017, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we recognize revenues in accordance with our revenue policy, as updated to reflect the adoption of ASC 606. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of April 26, 2019, and April 27, 2018, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 26, 2019, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

Indemnification Agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to the customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at April 26, 2019 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of April 26, 2019 related to such matters.

19. Subsequent Event

On May 23, 2019, we acquired all the outstanding shares of privately-held Cognigo Research Ltd., a provider of data discovery classification software designed to manage and protect critical data, for approximately $56 million in cash. We are in the process of completing the purchase price allocation for this acquisition.

Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows (in millions, except per share amounts):

	Quarter Ended
	July 27, 2018	October 26, 2018	January 25, 2019	April 26, 2019
Net revenues	$1,474	$1,517	$1,563	$1,592
Gross profit	$963	$974	$982	$1,026
Provision (benefit) for income taxes	$(11)	$52	$70	$(12)
Net income	$283	$241	$249	$396
Net income per share, basic	$1.08	$0.93	$1.00	$1.62
Net income per share, diluted	$1.05	$0.91	$0.98	$1.59

	Quarter Ended (2)
	July 28, 2017	October 27, 2017	January 26, 2018	April 27, 2018
Net revenues	$1,321	$1,415	$1,539	$1,644
Gross profit	$824	$900	$956	$1,029
Provision for income taxes (1)	$14	$48	$983	$38
Net income (loss)	$131	$174	$(479)	$290
Net income (loss) per share, basic	$0.49	$0.65	$(1.79)	$1.09
Net income (loss) per share, diluted	$0.47	$0.63	$(1.79)	$1.06

(1)	In the quarter ended January 26, 2018, our provision for income taxes included significant charges attributable to United States tax reform.
(2)	The quarters of fiscal 2018 have been adjusted for our retrospective adoption of the new accounting standard Revenue from Contracts with Customers (ASC 606).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

Opinion on the Financial Statements

      We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (the "Company") as of April 26, 2019 and April 27, 2018, the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended April 26, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 26, 2019 and April 27, 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 26, 2019, in conformity with accounting principles generally accepted in the United States of America.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 26, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 18, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

      As discussed in Note 7 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of the new revenue standard. The Company adopted the new revenue standard using the full retrospective approach.

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

June 18, 2019

We have served as the Company's auditor since 1995.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

Opinion on Internal Control over Financial Reporting

     We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the “Company”) as of April 26, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 26, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 26, 2019, of the Company and our report dated June 18, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of the new revenue standard.

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

June 18, 2019

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

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 26, 2019, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 26, 2019, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 26, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 26, 2019. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is as follows:

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	November 26, 2013

3.2	Bylaws of the Company.	8-K	000-27130	3.1	April 30, 2018

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	December 12, 2012

4.2	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	December 12, 2012

4.3	Second Supplemental Indenture dated June 5, 2014 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	June 5, 2014

4.4	Third Supplemental Indenture dated September 29, 2017 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	September 29, 2017

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	10-Q	000-27130	10.1	August 28, 2014

10.2*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	June 28, 2016

10.3*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	May 22, 2019

10.4*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective June 20, 2018.	10-Q	000-27130	10.1	August 21, 2018

10.5*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.6*	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective July 19, 2018.	DEF 14A	000-27130	Appendix B	August 1, 2018

10.7*	The Company’s Amended and Restated 1995 Stock Incentive Plan. (P)	DEF 14A	000-27130		August 21, 1998

10.8*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.	10-K	000-27130	10.21	July 8, 2005

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.9*	Form of Stock Issuance Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock).	10-K	000-27130	10.23	July 8, 2005

10.10*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).	10-K	000-27130	10.22	July 8, 2005

10.11*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 19, 2018.	DEF 14A	000-27130	Appendix A	August 1, 2018

10.12*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.	10-Q	000-27130	10.3	November 26, 2013

10.13*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).	10-Q	000-27130	10.4	November 26, 2013

10.14*	Form of Restricted Stock Unit Agreement (Employees) approved for use under the Company’s 1999 Stock option Plan, effective June 2019.	—	—	—	—

10.15*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).	10-K	000-27130	10.29	July 8, 2005

10.16*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).	10-K	000-27130	10.28	July 8, 2005

10.17*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.18*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.2	February 11, 2019

10.19*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	—	—	—	—

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.20*	Form of Restricted Stock Unit Agreement (Performance Based) under the NetApp, Inc. 1999 Stock Option Plan.	8-K	000-27130	10.1	June 26, 2015

10.21*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.2	August 21, 2018

10.22*	Form of Restricted Stock Unit Agreement (Performance-Based) – Adjusted Operating Income approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.3	August 21, 2018

10.23*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	—	—	—	—

10.24*	Form of Restricted Stock Unit Agreement (Performance-Based) – Adjusted Operating Income approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	—	—	—	—

10.28*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).	10-K	000-27130	10.27	July 8, 2005

10.29*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).	10-K	000-27130	10.30	July 8, 2005

10.30*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).	10-K	000-27130	10.31	July 8, 2005

10.31*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).	10-K	000-27130	10.32	July 8, 2005

10.32*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).	10-K	000-27130	10.81	June 24, 2008

10.33*	Bycast Inc. 2010 Equity Incentive Plan.	S-8	333-167619	99.1	June 18, 2010

10.34*	Incentive Stock Option Plan of Bycast Inc.	S-8	333-167619	99.2	June 18, 2010

10.35*	SolidFire, Inc. 2010 Stock Incentive Plan.	S-8	333-209570	99.1	February 17, 2016

10.36*	SolidFire, Inc. 2016 Equity Incentive Plan.	S-8	333-209570	99.2	February 17, 2016

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.37*	Outside Director Compensation Policy (effective September 1, 2018) of the Company.	10-Q	000-27130	10.1	February 11, 2019

10.38*	Offer Letter for employment at the Company to Ronald Pasek, dated March 22, 2016.	10-K	000-27130	10.35	June 22, 2016

10.39	NetApp, Inc. Executive Retiree Health Plan, as amended and restated.	8-K	000-27130	10.1	November 21, 2016

10.40	Credit Agreement, dated as of December 12, 2016, by and among the Company, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A., as co-documentation agents.	8-K	000-27130	10.1	December 12, 2016

10.41	Amendment No. 1 to Credit Agreement, dated as of July 17, 2017, by and among the Company, the financial institutions listed on the signature pages and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	000-27130	10.1	July 17, 2017

10.42	Form of Dealer Agreement between the Company, as issuer, and each Dealer.	8-K	000-27130	10.2	December 12, 2016

10.43	Collared Accelerated Share Repurchase Transaction dated as of June 5, 2013, by and between the Company and Goldman, Sachs & Co.	10-Q	000-27130	10.1	August 29, 2013

10.44	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 9, 2016 by and between the Company and Google Inc.	10-K	000-27130	10.41	June 22, 2016

10.45	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 11, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.42	June 22, 2016

10.46	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of April 8, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.43	June 22, 2016

10.47	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of September 11, 2017 by and between the Company and Google Inc.	10-Q	000-27130	10.2	November 29, 2017

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.48	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 2, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	November 29, 2017

10.49	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 25, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	November 29, 2017

10.50	Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 31, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.1	February 22, 2018

10.51	Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 2, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.2	February 22, 2018

10.52	Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 8, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	February 22, 2018

10.53	Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 10, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	February 22, 2018

10.54	Seventh Amendment to the Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 15, 2019 by and between the Company and Google LLC.	—	—	—	—

21.1	Subsidiaries of the Company.	—	—	—	—

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*Identifies management plan or compensatory plan or arrangement.

(p)Identifies paper format filed exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETAPP, INC.

By:	/s/ GEORGE KURIAN
George Kurian
Chief Executive Officer and President (Principal Executive Officer and Principal Operating Officer)

Date: June 18, 2019

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

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer and President (Principal Executive Officer and Principal Operating Officer)	June 18, 2019
George Kurian

/s/ RONALD J. PASEK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 18, 2019
Ronald J. Pasek

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 18, 2019
T. Michael Nevens

/s/ GERALD HELD	Director	June 18, 2019
Gerald Held

/s/ KATHRYN M. HILL	Director	June 18, 2019
Kathryn M. Hill

/s/ DEBORAH KERR	Director	June 18, 2019
Deborah Kerr

/s/ SCOTT SCHENKEL	Director	June 18, 2019
Scott Schenkel

/s/ GEORGE T. SHAHEEN	Director	June 18, 2019
George T. Shaheen
/s/ RICHARD P. WALLACE	Director	June 18, 2019
Richard P. Wallace