Form 10-Q
period 2019-07-26
NetApp, Inc.
filed 2019-08-19
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2019

or

☐	TRANSITION QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 14, 2019, there were 237,912,557 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 26, 2019	April 26, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,967	$2,325
Short-term investments	565	1,574
Accounts receivable	542	1,216
Inventories	116	131
Other current assets	326	364
Total current assets	4,516	5,610
Property and equipment, net	754	759
Goodwill	1,770	1,735
Other intangible assets, net	62	47
Other non-current assets	709	590
Total assets	$7,811	$8,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$348	$542
Accrued expenses	633	851
Commercial paper notes	30	249
Current portion of long-term debt	400	400
Short-term deferred revenue and financed unearned services revenue	1,764	1,825
Total current liabilities	3,175	3,867
Long-term debt	1,145	1,144
Other long-term liabilities	882	797
Long-term deferred revenue and financed unearned services revenue	1,746	1,843
Total liabilities	6,948	7,651

Commitments and contingencies (Note 17)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 239 and 240 shares issued and outstanding as of July 26, 2019 and April 26, 2019, respectively	902	1,133
Retained earnings	—	—
Accumulated other comprehensive loss	(39)	(43)
Total stockholders' equity	863	1,090
Total liabilities and stockholders' equity	$7,811	$8,741

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 26, 2019	July 27, 2018
Revenues:
Product	$644	$875
Software maintenance	250	229
Hardware maintenance and other services	342	370
Net revenues	1,236	1,474
Cost of revenues:
Cost of product	312	398
Cost of software maintenance	10	7
Cost of hardware maintenance and other services	98	106
Total cost of revenues	420	511
Gross profit	816	963
Operating expenses:
Sales and marketing	405	409
Research and development	215	208
General and administrative	71	73
Restructuring charges	21	19
Total operating expenses	712	709
Income from operations	104	254
Other income, net	15	18
Income before income taxes	119	272
Provision (benefit) for income taxes	16	(11)
Net income	$103	$283
Net income per share:
Basic	$0.43	$1.08
Diluted	$0.42	$1.05
Shares used in net income per share calculations:
Basic	239	262
Diluted	243	269

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

.	Three Months Ended
	July 26, 2019	July 27, 2018
Net income	$103	$283
Other comprehensive income:
Foreign currency translation adjustments	(1)	—
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	20	—
Reclassification adjustments for gains included in net income	(14)	—
Unrealized losses on cash flow hedges:
Unrealized holding losses arising during the period	(1)	—
Other comprehensive income	4	—
Comprehensive income	$107	$283

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 26, 2019	July 27, 2018
Cash flows from operating activities:
Net income	$103	$283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	49
Stock-based compensation	42	40
Deferred income taxes	(7)	(26)
Other items, net	6	8
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	672	423
Inventories	15	25
Other operating assets	59	5
Accounts payable	(195)	(177)
Accrued expenses	(277)	(221)
Deferred revenue and financed unearned services revenue	(154)	(87)
Long-term taxes payable	(3)	5
Other operating liabilities	—	(1)
Net cash provided by operating activities	310	326
Cash flows from investing activities:
Purchases of investments	(4)	(19)
Maturities, sales and collections of investments	1,031	267
Purchases of property and equipment	(32)	(64)
Acquisitions of businesses, net of cash acquired	(56)	—
Other investing activities, net	(1)	2
Net cash provided by investing activities	938	186
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	54	63
Payments for taxes related to net share settlement of stock awards	(71)	(84)
Repurchase of common stock	(250)	(500)
Repayments of commercial paper notes, net	(219)	(185)
Dividends paid	(115)	(105)
Other financing activities, net	(2)	(1)
Net cash used in financing activities	(603)	(812)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	642	(314)
Cash, cash equivalents and restricted cash:
Beginning of period	2,331	2,947
End of period	$2,973	$2,633

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

(Unaudited)

	Three Months Ended July 26, 2019
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, April 26, 2019	240	$1,133	$—	$(43)	$1,090
Cumulative-effect of adoption of ASC 842	—	—	6	—	6
Net income	—	—	103	—	103
Other comprehensive income	—	—	—	4	4
Issuance of common stock under employee stock award plans, net of taxes	3	(17)	—	—	(17)
Repurchase of common stock	(4)	(141)	(109)	—	(250)
Stock-based compensation	—	42	—	—	42
Cash dividends declared ($0.48 per common share)	—	(115)	—	—	(115)
Balances, July 26, 2019	239	$902	$—	$(39)	$863

	Three Months Ended July 27, 2018
			Retained	Accumulated
\	Common Stock and		Earnings	Other
	Additional Paid-in Capital		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Loss	Total
	(In millions, except per share amounts)
Balances, April 27, 2018	263	$2,355	$(9)	$(70)	$2,276
Cumulative-effect of adoption of ASU 2016-16	—	—	(51)	—	(51)
Net income	—	—	283	—	283
Issuance of common stock under employee stock award plans, net of taxes	4	(21)	—	—	(21)
Repurchase of common stock	(7)	(277)	(223)	—	(500)
Stock-based compensation	—	40	—	—	40
Cash dividends declared ($0.40 per common share)	—	(105)	—	—	(105)
Balances, July 27, 2018	260	$1,992	$—	$(70)	$1,922

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

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2020 and 2019, ending on April 24, 2020, and April 26, 2019, respectively, are each 52-week years, with 13 weeks in each of their quarters.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 26, 2019 contained in our Annual Report on Form 10-K. The results of operations for the three months ended July 26, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

   Accounting Changes

In February 2016, the FASB issued an accounting standards update on financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use (ROU) asset and corresponding lease liability, measured at the present value of the lease payments. In the first quarter of fiscal 2020, we adopted this new standard using the modified retrospective approach, electing the optional transition approach of not adjusting our comparative period financial statements for the impacts of adoption. We also elected the package of practical expedients that did not require us to reassess existing leases under the new guidance, and the practical expedient to not separate lease and non-lease components for all leases. Adoption of the new standard on April 27, 2019 resulted in the recognition of approximately $149 million of operating lease ROU assets, net of deferred rent and lease restructuring liabilities, $158 million of lease liabilities, and a cumulative-effect adjustment to retained earnings of $6 million on our condensed consolidated balance sheets. Adoption of the standard did not have a material impact on our condensed consolidated statements of operations or condensed consolidated statements of cash flows. Additional information is presented below and in Note 10 – Leases.

Leases − We determine if an arrangement is or contains a lease at inception, and we classify leases as operating or finance leases at commencement. In our condensed consolidated balance sheets, operating lease ROU assets are included in other non-current assets, while finance lease ROU assets are included in property and equipment, net. Lease liabilities for both types of leases are included in accrued expenses and other long-term liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over that term.

Operating and finance lease ROU assets and liabilities are recognized at commencement based on the present value of lease payments over the lease term. ROU assets also include any lease payments made prior to lease commencement and exclude lease incentives. The lease term is the noncancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. As the rate implicit in our leases is typically not readily determinable, in computing the present value of lease payments we generally use our incremental borrowing rate based on information available at the commencement date. Variable lease payments not dependent on an index or rate are expensed as incurred and not included within the calculation of ROU assets and lease liabilities. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We do not separate non-lease components from lease components for any class of leases, and we do not recognize ROU assets and lease liabilities for leases with a lease term of twelve months or less.

There have been no other significant changes in our significant accounting policies as of and for the three months ended July 26, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 26, 2019.

2. Recent Accounting Standards Not Yet Effective

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

3. Business Combination

On May 23, 2019, we acquired all the outstanding shares of privately-held Cognigo Research Ltd., a provider of data discovery classification software designed to manage and protect critical data, for $58 million in cash.

The preliminary acquisition date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Cash	$2
Developed technology intangible asset	26
Goodwill	35
Total assets acquired	63
Liabilities assumed	(5)
Total purchase price	$58

The results of operations related to this acquisition have been included in our condensed consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 26, 2019	$1,735
Additions	35
Balance as of July 26, 2019	$1,770

Purchased intangible assets, net are summarized below (in millions):

	July 26, 2019			April 26, 2019
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$186	$(124)	$62	$160	$(113)	$47
Customer contracts/relationships	—	—	—	41	(41)	—
Total purchased intangible assets	$186	$(124)	$62	$201	$(154)	$47

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Statements of
	July 26, 2019	July 27, 2018	Operations Classification
Developed technology	$11	$9	Cost of revenues
Customer contracts/relationships	—	4	Operating expenses
Total	$11	$13

As of July 26, 2019, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$27
2021	25
2022	9
Thereafter	1
Total	$62

5. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statement of cash flows:

	July 26, 2019	April 26, 2019
Cash	$2,858	$2,216
Cash equivalents	109	109
Cash and cash equivalents	$2,967	$2,325
Short-term restricted cash	5	5
Long-term restricted cash	1	1
Restricted cash	$6	$6
Cash, cash equivalents and restricted cash	$2,973	$2,331

Inventories (in millions):

	July 26, 2019	April 26, 2019
Purchased components	$21	$8
Finished goods	95	123
Inventories	$116	$131

Property and equipment, net (in millions):

	July 26, 2019	April 26, 2019
Land	$106	$106
Buildings and improvements	607	605
Leasehold improvements	85	86
Computer, production, engineering and other equipment	833	817
Computer software	358	357
Furniture and fixtures	105	105
Construction-in-progress	12	10
	2,106	2,086
Accumulated depreciation and amortization	(1,352)	(1,327)
Property and equipment, net	$754	$759

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, through two separate and independent closings, the first of which was completed in the third quarter of fiscal 2018. The remaining properties, consisting of land with a net book value of $52 million, were classified as assets held for sale, and included as other current assets in our condensed consolidated balance sheets as of July 26, 2019 and April 26, 2019. We will consummate the sale of these properties, and receive cash proceeds of $96 million, upon the completion of the second closing, which is expected to occur within the next 12 months. That closing is subject to due diligence, certain termination rights and customary closing conditions, including local governmental approval of the subdivision of a land parcel.

Other non-current assets (in millions):

	July 26, 2019	April 26, 2019
Deferred tax assets	$207	$201
Operating lease ROU assets	142	—
Other assets	360	389
Other non-current assets	$709	$590

Other non-current assets as of each July 26, 2019 and April 26, 2019 includes $78 million for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited, a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019.

Accrued expenses (in millions):

	July 26, 2019	April 26, 2019
Accrued compensation and benefits	$257	$433
Product warranty liabilities	25	25
Operating lease liabilities	51	—
Other current liabilities	300	393
Accrued expenses	$633	$851

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	July 26, 2019	July 27, 2018
Balance at beginning of period	$40	$40
Expense accrued during the period	5	4
Warranty costs incurred	(6)	(6)
Balance at end of period	$39	$38

	July 26, 2019	April 26, 2019
Accrued expenses	$25	$25
Other long-term liabilities	14	15
Total warranty liabilities	$39	$40

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	July 26, 2019	April 26, 2019
Liability for uncertain tax positions	$249	$252
Income taxes payable	447	447
Product warranty liabilities	14	15
Operating lease liabilities	100	—
Other liabilities	72	83
Other long-term liabilities	$882	$797

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 10 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Three Months Ended
	July 26, 2019	July 27, 2018
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$10	$10
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$55	$22
Interest paid	$14	$14

6. Revenue

Disaggregation of revenue

      To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we group our products by “Strategic” and “Mature” solutions. As our product portfolio evolves, market dynamics change, and management continues to assess of our largest growth opportunities, we periodically change how we group certain products. Beginning in fiscal 2020, Strategic includes All-flash FAS (AFF) products, including all related add-on hardware and operating system (OS) software, private cloud solutions (including SolidFire, converged and hyper-converged infrastructure products, StorageGrid), enterprise software license agreements (ELAs) and other optional add-on software products. Mature now includes Hybrid FAS products, including all related add-on hardware and OS software, original equipment manufacturers (OEM) products, and branded E-Series. Prior to this grouping change, Hybrid FAS products and branded E-Series were included in Strategic, while all add-on hardware and OS software were included in Mature. For comparability, Strategic and Mature revenues presented for the prior year period have been recast based on the revised groupings.

In addition to the sale of our products and solutions, we provide a variety of services to our customers, including software maintenance, hardware maintenance and other services including professional services, global support solutions, and customer education and training.

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Three Months Ended
	July 26, 2019	July 27, 2018
Product revenues	$644	$875
Strategic	337	475
Mature	307	400
Software maintenance revenues	250	229
Hardware maintenance and other services revenues	342	370
Hardware maintenance support contracts	284	303
Professional and other services	58	67
Net revenues	$1,236	$1,474

Revenues by geographic region are presented in Note 16 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	July 26, 2019	April 26, 2019
Deferred product revenue	$74	$84
Deferred services revenue	3,361	3,502
Financed unearned services revenue	75	82
Total	$3,510	$3,668

Reported as:
Short-term	$1,764	$1,825
Long-term	1,746	1,843
Total	$3,510	$3,668

Deferred product revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria. Deferred services revenue represents customer payments made in advance for services, which include software and hardware maintenance contracts and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 17 – Commitments and Contingencies for additional information related to these arrangements.

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Three Months Ended
	July 26, 2019	July 27, 2018
Balance at beginning of period	$3,668	$3,363
Additions	447	511
Revenue recognized during the period	(605)	(614)
Balance at end of period	$3,510	$3,260

During the three months ended July 26, 2019 and July 27, 2018, we recognized $552 million and $561 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of July 26, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,510 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 50% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 25% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following tables summarize the activity related to deferred commissions and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	July 26, 2019	July 27, 2018
Balance at beginning of period	$172	$137
Additions	16	19
Expense recognized during the period	(25)	(21)
Balance at end of period	$163	$135

	July 26, 2019	April 26, 2019
Other current assets	$71	$75
Other non-current assets	92	97
Total deferred commissions	$163	$172

7. Other income, net

Other income, net consists of the following (in millions):

	Three Months Ended
	July 26, 2019	July 27, 2018
Interest income	$19	$25
Interest expense	(15)	(14)
Other income (expense), net	11	7
Total other income, net	$15	$18

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

Investments

The following is a summary of our investments (in millions):

	July 26, 2019				April 26, 2019
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$363	$—	$—	$363	$1,359	$2	$(8)	$1,353
U.S. Treasury and government debt securities	195	—	(1)	194	214	—	(1)	213
Certificates of deposit	117	—	—	117	117	—	—	117
Mutual funds	39	—	—	39	35	—	—	35
Total debt and equity securities	$714	$—	$(1)	$713	$1,725	$2	$(9)	$1,718

 During the three months ended July 26, 2019, we sold approximately $1.0 billion of corporate bonds held by foreign subsidiaries and recognized a gain on sale of $14 million, which is presented in other income, net on our condensed consolidated statement of operations.

The unrealized losses on our available-for-sale investments were caused by market value declines as a result of increasing market interest rates. Because the declines in market value are attributable to changes in market conditions and not credit quality, and because we have determined that (i) we do not have the intent to sell any of these investments held as of July 26, 2019 and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis, we have determined that no other-than-temporary impairments were required to be recognized on these investments.

The following table presents the contractual maturities of our debt investments as of July 26, 2019 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$524	$523
Due after one year through five years	146	146
Due after five years through ten years	5	5
	$675	$674

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 26, 2019
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,858	$2,858	$—
Corporate bonds	363	—	363
U.S. Treasury and government debt securities	194	131	63
Certificates of deposit	117	—	117
Total cash, cash equivalents and short-term investments	$3,532	$2,989	$543
Other items:
Mutual funds (1)	$8	$8	$—
Mutual funds (2)	$31	$31	$—
Foreign currency exchange contracts liabilities (3)	$(3)	$—	$(3)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of July 26, 2019 and April 26, 2019, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of July 26, 2019 and April 26, 2019, the fair value of our long-term debt was approximately $1,569 million and $1,553 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

9. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	July 26, 2019		April 26, 2019
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due September 2019	$400	2.32%	$400	2.32%
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
3.30% Senior Notes Due September 2024	400	3.42%	400	3.42%
Total principal amount	1,550		1,550
Unamortized discount and issuance costs	(5)		(6)
Total senior notes	1,545		1,544
Less: Current portion of long-term debt	(400)		(400)
Total long-term debt	$1,145		$1,144

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 26, 2019, we were in compliance with all covenants associated with the Senior Notes.

As of July 26, 2019, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2020	$400
2022	500
2023	250
2025	400
Total	$1,550

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of July 26, 2019, we had commercial paper notes outstanding with an aggregate principal amount of $30 million, a weighted-average interest rate of 2.56% and a maturity of 29 days. As of April 26, 2019, we had commercial paper notes outstanding with an aggregate principal amount of $249 million, a weighted-average interest rate of 2.73% and maturities ranging from 27 days to 38 days.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended in July 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of July 26, 2019 we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

10. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and have remaining lease terms of up to 15 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and have remaining lease terms of up to 4 years, while our automobile leases have remaining lease terms of up to 5 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

Three Months Ended
July 26, 2019
Operating lease cost	$14
Variable lease cost	4
Total lease cost	$18

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

Three Months Ended
July 26, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$13
Right-of-use assets obtained in exchange for new operating lease obligations	$6

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

Three Months Ended
July 26, 2019
Other non-current assets	$142
Total operating lease ROU assets	$142

Accrued expenses	$51
Other long-term liabilities	100
Total operating lease liabilities	$151

Weighted Average Remaining Lease Term	4.0 years

Weighted Average Discount Rate	2.7%

Future minimum operating lease payments as of July 26, 2019 are as follows (in millions):

Operating Leases
Fiscal 2020 (remainder)	$46
Fiscal 2021	44
Fiscal 2022	31
Fiscal 2023	17
Fiscal 2024	11
Thereafter	16
Total lease payments	$165
Less: Interest	(14)
Total	$151

Prior to our adoption of the new lease standard, future minimum operating lease payments as of April 26, 2019, which were undiscounted and excluded non-lease components, were as follows (in millions):

Operating Leases

Fiscal 2020	$47
Fiscal 2021	38
Fiscal 2022	26
Fiscal 2023	14
Fiscal 2024	10
Thereafter	16
Total lease payments	$151

11. Stockholders’ Equity

Equity Incentive Awards

As of July 26, 2019, we have certain equity incentive awards (awards) outstanding, which include stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and Employee Stock Purchase Plan (ESPP) awards.

Stock Options

Less than 1 million options were outstanding as of July 26, 2019 and April 26, 2019.

Information related to our stock options is summarized below (in millions):

	Three Months Ended
	July 26, 2019	July 27, 2018
Intrinsic value of exercises	$1	$15
Proceeds received from exercises	$1	$13
Fair value of options vested	$2	$1

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Restricted Stock Units

In the three months ended July 26, 2019, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria, in addition to the service based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate three year performance period, which began on the date specified in the grant agreements and ends the last day of fiscal 2022. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the current year, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of fiscal 2022. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. For the remaining PBRSUs granted, the number of shares issued will depend upon our achievement against a cumulative Adjusted Operating Income (AOI) target, as defined in the grant agreements, for the three year period from fiscal 2020 through 2022. The fair values of these awards were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of all PBRSUs granted in the current year was $18 million, which is being recognized to compensation expense over the remaining applicable performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 26, 2019	8	$45.68
Granted	3	$52.21
Vested	(2)	$37.88
Forfeited	(1)	$47.64
Outstanding as of July 26, 2019	8	$51.25

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended
	July 26, 2019	July 27, 2018
Shares withheld for taxes	1	1
Fair value of shares withheld	$71	$84

 Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Three Months Ended
	July 26, 2019	July 27, 2018
Shares issued under the ESPP	1	2
Proceeds from issuance of shares	$54	$49

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended
	July 26, 2019	July 27, 2018
Cost of product revenues	$1	$1
Cost of hardware maintenance and other services revenues	2	3
Sales and marketing	18	17
Research and development	15	12
General and administrative	6	7
Total stock-based compensation expense	$42	$40
Income tax benefit for stock-based compensation expense	$4	$5

As of July 26, 2019, total unrecognized compensation expense related to our equity awards was $383 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.5 years.

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

The following table summarizes activity related to this program for the three months ended July 26, 2019 (in millions, except per share amounts):

Number of shares repurchased	4
Average price per share	$64.87
Aggregate purchase price	$250
Remaining authorization at end of period	$1,639

The aggregate purchase price of our stock repurchases for the three months ended July 26, 2019 consisted of $250 million of open market purchases, of which $141 million and $109 million were allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through July 26, 2019, we repurchased a total of 317 million shares of our common stock at an average price of $37.80 per share, for an aggregate purchase price of $12.0 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 26, 2019	July 27, 2018
Dividends per share declared	$0.48	$0.40
Dividend payments allocated to additional paid-in capital	$115	$105
Dividend payments allocated to retained earnings	$—	$—

On August 14, 2019, we declared a cash dividend of $0.48 per share of common stock, payable on October 23, 2019 to holders of record as of the close of business on October 4, 2019. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 26, 2019	$(34)	$(3)	$(7)	$1	$(43)
Other comprehensive income (loss), net of tax	(1)	—	20	(1)	18
Amounts reclassified from AOCI, net of tax	—	—	(14)	—	(14)
Total other comprehensive income	(1)	—	6	(1)	4
Balance as of July 26, 2019	$(35)	$(3)	$(1)	$—	$(39)

During the first quarter of fiscal 2020, realized gains of $14 million from the sale of available-for-sale securities were recorded in Other income, net on our condensed consolidated statements of operations.

12. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 26, 2019 or April 26, 2019. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 26, 2019	April 26, 2019
Cash Flow Hedges
Forward contracts purchased	$301	$103
Balance Sheet Contracts
Forward contracts sold	$153	$121
Forward contracts purchased	$139	$363

The effect of cash flow hedges recognized in net revenues on our condensed consolidated statements of operations was immaterial in all periods presented.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended
	July 26, 2019	July 27, 2018
	Gain (Loss) Recognized in Income
Foreign currency exchange contracts	$(3)	$10

13. Restructuring Charges `

In the first quarter of fiscal 2020, we announced a restructuring plan (the May 2019 Plan) to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce by approximately 2%. Charges related to the plan consisted primarily of employee severance-related costs. We expect to complete all activities associated with the May 2019 plan by the end of the second quarter of fiscal 2020 with no significant additional charges.

Management has previously approved several restructuring actions, including the May 2018 Plan and April 2019 Plan, under which we reduced our global workforce by less than 2%, and approximately 1%, respectively. Charges related to our restructuring plans consisted primarily of employee severance-related costs. Substantially all activities under the May 2018 Plan were completed as of the end of fiscal 2019. We expect to complete all activities associated with the April 2019 plan by the end of the third quarter of fiscal 2020 with no significant additional charges.

Activities related to our restructuring plans are summarized as follows (in millions):

	Three Months Ended					Three Months Ended
	July 26, 2019					July 27, 2018
	May 2019 Plan	April 2019 Plan	May 2018 Plan	November 2016 Plan	Total	May 2018 Plan	November 2016 Plan	Total
Balance at beginning of period	$—	$15	$—	$4	$19	$—	$6	$6
Net charges	21	—	—	—	21	19	—	19
Cash payments	(11)	(9)	—	—	(20)	(9)	(1)	(10)
Other	—	—	—	(4)	(4)	—	—	—
Balance at end of period	$10	$6	$—	$—	$16	$10	$5	$15

Upon adoption of the new lease accounting standard in the first quarter of fiscal 2020, the remaining lease-related liabilities associated with the November 2016 Plan were recognized as a reduction to the lease right-of-use asset recorded at transition.

14. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 26, 2019	July 27, 2018
Effective tax rates	13.4%	(4.0)%

Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations, being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory tax rate. The differences in effective tax rates for the three months ended July 26, 2019 and July 27, 2018 were primarily due to discrete tax benefits related to the adoption of the new revenue standard in fiscal 2019 and the differences in discrete benefits for stock-based compensation.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the imposition of a one-time transition tax on deferred foreign earnings, and the creation of new taxes on certain foreign-sourced earnings. As of April 26, 2019, we had completed the accounting for the tax impacts of the TCJA, however, we will continue to assess the impact of further guidance from federal and state tax authorities on our business and consolidated financial statements, and recognize any adjustments in the period in which they are determined.

During fiscal 2019, we adopted the new revenue accounting standard and for the three months ended July 27, 2018, we recognized a $34 million discrete tax benefit for adjustments to certain intercompany transactions resulting from the retrospective application of the new revenue accounting standard.

As of July 26, 2019, we had $293 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $244 million would affect our provision for income taxes if recognized, and $249 million has been recorded in other long-term liabilities.

We are currently undergoing state income tax audits in the U.S. and audits in several foreign tax jurisdictions. Transfer pricing calculations are key issues under audits in various jurisdictions, and are often subject to dispute and appeals. The IRS has concluded the examination of our tax returns for our fiscal years through 2013.

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

15. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	July 26, 2019	July 27, 2018
Numerator:
Net income	$103	$283
Denominator:
Shares used in basic computation	239	262
Dilutive impact of employee equity award plans	4	7
Shares used in diluted computation	243	269
Net Income per Share:
Basic	$0.43	$1.08
Diluted	$0.42	$1.05

Less than 1 million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculation for the three months ended July 26, 2019, while no potential shares were excluded from the calculation for the three months ended July 27, 2018.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended
	July 26, 2019	July 27, 2018
United States, Canada and Latin America (Americas)	$635	$843
Europe, Middle East and Africa (EMEA)	402	430
Asia Pacific (APAC)	199	201
Net revenues	$1,236	$1,474

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $574 million and $761 million during the three months ended July 26, 2019 and July 27, 2018, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	July 26, 2019	April 26, 2019
U.S.	$790	$159
International	2,742	3,740
Total	$3,532	$3,899

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 26, 2019	April 26, 2019
U.S.	$567	$572
International	187	187
Total	$754	$759

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 26, 2019	July 27, 2018
Arrow Electronics, Inc.	25%	22%
Tech Data Corporation	20%	17%

The following customers accounted for 10% or more of accounts receivable:

	July 26, 2019	April 26, 2019
Arrow Electronics, Inc.	11%	11%
Tech Data Corporation	18%	24%

17. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of July 26, 2019, we had $392 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 26, 2019 and April 26, 2019, such liability amounted to $12 million and $16 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of July 26, 2019, we had $9 million in construction related obligations and $235 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $14 million and $30 million of receivables during the three months ended July 26, 2019 and July 27, 2018, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of July 26, 2019 and April 26, 2019, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of July 26, 2019, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

On August 14, 2019, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming as defendants NetApp and certain of our executive officers. The complaint alleges that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, by making materially false or misleading statements with respect to our financial guidance for fiscal 2020, as provided on May 22, 2019. Members of the alleged class are purchasers of the Company’s stock between May 22, 2019 and August 1, 2019, the date we provided revised financial guidance for fiscal 2020. The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of the revised guidance on August 1, 2019. We believe the complaint is without merit and intend to defend the case vigorously.

We are subject to various other legal proceedings and claims that arise in the normal course of business. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights, including claims for alleged patent infringement brought by non-practicing entities. We are currently involved in patent litigations brought by non-practicing entities and other third parties. We believe we have strong arguments that our products do not infringe and/or the asserted patents are invalid, and we intend to vigorously defend against the plaintiffs’ claims. However, there is no guarantee that we will prevail at trial and if a jury were to find that our products infringe, we could be required to pay significant monetary damages, and may cause product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements.

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of July 26, 2019 related to such matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of NetApp, Inc. (“we,” “us,” or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our consolidated financial statements as of and for the fiscal year ended April 26, 2019, and the notes thereto, contained in our Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we group our products by “Strategic” and “Mature” solutions. As our product portfolio evolves, market dynamics change, and management continues to assess our largest growth opportunities, we periodically change how we group certain products. Beginning in fiscal 2020, Strategic includes All-flash FAS (AFF) products, including all related add-on hardware and operating system (OS) software, private cloud solutions (including SolidFire, converged and hyper-converged infrastructure products, StorageGrid), enterprise software license agreements (ELAs) and other optional add-on software products. Mature now includes Hybrid FAS products, including all related add-on hardware and OS software, original equipment manufacturers (OEM) products, and branded E-Series. Prior to this grouping change, Hybrid FAS products and branded E-Series were included in Strategic, while all add-on hardware and OS software were included in Mature. For comparability, Strategic and Mature revenues presented for the prior year period have been recast based on the revised groupings.

In addition to our products and solutions, we provide a variety of services to our customers, including software maintenance, hardware maintenance and other services including professional services, global support solutions, and customer education and training. Revenues generated by our Cloud Data Services offerings are included in software maintenance revenues.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and cash conversion cycle):

	Three Months Ended
	July 26, 2019	July 27, 2018
Net revenues	$1,236	$1,474
Gross profit	$816	$963
Gross profit margin percentage	66%	65%
Income from operations	$104	$254
Income from operations as a percentage of net revenues	8%	17%
Net income	$103	$283
Diluted net income per share	$0.42	$1.05
Operating cash flows	$310	$326

	July 26, 2019	April 26, 2019
Deferred revenue and financed unearned services revenue	$3,510	$3,668
Cash conversion cycle (days)	(10)	3

Stock Repurchase Program and Dividend Activity

During the first three months of fiscal 2020, we repurchased four million shares of our common stock at an average price of $64.87 per share, for an aggregate of $250 million. We also declared aggregate cash dividends of $0.48 per share in that period, for which we paid an aggregate of $115 million.

Cognigo Acquisition

On May 23, 2019, we acquired all the outstanding shares of privately-held Cognigo Research Ltd., a provider of data discovery classification software designed to manage and protect critical data, for $58 million in cash.

Restructuring Event

In the first quarter of fiscal 2020, we announced a restructuring plan to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce by approximately 2%, and incurred charges of approximately $21 million, consisting primarily of employee severance costs. See Note 13 – Restructuring Charges for additional information.

Adoption of Lease Accounting Standard

In the first quarter of fiscal 2020, we adopted the new accounting standard Leases (ASC 842) using the modified retrospective approach, electing the optional transition method of not adjusting our comparative period financial statements. Adoption of the new standard resulted in the recognition of approximately $149 million of operating lease right-of-use assets, net of deferred rent and restructuring liabilities, and $158 million of lease liabilities on our condensed consolidated balance sheets as of the beginning of fiscal 2020. See Note 10 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2019 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

New Accounting Standards

See Note 2 – Recent Accounting Standards Not Yet Effective of the Notes to Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on our financial statements.

Results of Operations

Our fiscal year is reported as a 52- or 53-week year that ends on the last Friday in April. Fiscal years 2020 and 2019 are each 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 26, 2019	July 27, 2018
Revenues:
Product	52%	59%
Software maintenance	20	16
Hardware maintenance and other services	28	25
Net revenues	100	100
Cost of revenues:
Cost of product	25	27
Cost of software maintenance	1	—
Cost of hardware maintenance and other services	8	7
Gross profit	66	65
Operating expenses:
Sales and marketing	33	28
Research and development	17	14
General and administrative	6	5
Restructuring charges	2	1
Total operating expenses	58	48
Income from operations	8	17
Other income, net	1	1
Income before income taxes	10	18
Provision (benefit) for income taxes	1	(1)
Net income	8%	19%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the first quarter of fiscal 2020 were $1,236 million, reflecting a decrease of $238 million, or 16%, compared to the corresponding period of the prior year, primarily reflecting lower product revenues, and to a lesser extent, the unfavorable impact of foreign exchange rate fluctuations in the quarter. Hardware maintenance and other services revenues also decreased compared to the corresponding period of the prior year, offset by an increase in software maintenance revenues.

Gross profit as a percentage of net revenues for the first quarter increased by one percentage point compared to the corresponding period in fiscal 2019. Gross profit margins on product revenues decreased by three percentage points in the first quarter of fiscal 2020 compared to the corresponding period of fiscal 2019, primarily due to high margins on revenue recognized related to the software license components of several ELAs in the first quarter of fiscal quarter of 2019, which did not repeat in fiscal 2020.

Sales and marketing, research and development, and general and administrative expenses for the first quarter of fiscal 2020 totaled $691 million, or 56% of net revenues, representing an increase of nine percentage points when compared to the first quarter of fiscal 2019, primarily due to lower net revenues in the current fiscal period.

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Net revenues	$1,236	$1,474	(16)%

The decrease in net revenues for the first quarter of fiscal 2020 compared to the corresponding period of fiscal 2019 was primarily due to a decrease in product revenues of $231 million. Product revenues as a percentage of net revenues decreased by seven percentage points in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended
	July 26, 2019	July 27, 2018
Arrow Electronics, Inc.	25%	22%
Tech Data Corporation	20%	17%

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Product revenues	$644	$875	(26)%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured AFF and Hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, private cloud solutions (including SolidFire, converged and hyper-converged infrastructure products, StorageGrid), original equipment manufacturer (OEM) products and add-on optional software.

Under the revised Strategic and Mature product groupings, as described in the Overview section above, product revenues from strategic solutions represented 52% of product revenues in the first quarter of fiscal 2020, compared to 54% in the corresponding period of the prior year. Product revenues from mature solutions represented 48% of product revenues in the first quarter of fiscal 2020, compared to 46% in the corresponding period of the prior year.

Product revenues declined in the first quarter of fiscal 2020 compared to the corresponding period of the prior year due a combination of less favorable macroeconomic conditions and go-to-market execution issues experienced with some of our largest global customer accounts.

Total product revenues from strategic solutions totaled $337 million in the first quarter of fiscal 2020 reflecting a 29% decrease from $475 million in the first quarter of fiscal 2019, primarily due to decreased sales of All-Flash FAS products in the current year period and a substantial amount of revenue recognized in the prior year period related to the software license components of several ELAs which did not repeat, partially offset by an increase in revenues from private cloud solutions.

Total product revenue from mature solutions totaled $307 million in the first quarter of fiscal 2020 reflecting a 23% decrease from $400 million in the first quarter of fiscal 2019, primarily due to decreased sales of FAS Hybrid and OEM products in the current year period.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Software maintenance revenues	$250	$229	9%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Hardware maintenance and other services revenues	$342	$370	(8)%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues decreased year over year, at $284 million for the first quarter of fiscal 2020, compared to $303 million for the corresponding period of the prior year. The decrease was primarily attributable to a decline in average selling price on contracts executed recently, as well as lower contract renewal rates.

Professional services and educational and training services revenues were $58 million for the first quarter of fiscal 2020, compared to $67 million for the corresponding period of the prior year.

Revenues by Geographic Area:

	Three Months Ended
	July 26, 2019	July 27, 2018
United States, Canada and Latin America (Americas)	51%	57%
Europe, Middle East and Africa (EMEA)	33%	29%
Asia Pacific (APAC)	16%	14%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. During the first quarter of fiscal 2020, Americas revenues were negatively impacted by general macroeconomic conditions in the region and go-to-market execution issues with some of our largest customer accounts, which was reflected in the geographic distribution of revenues as a percentage of net revenues in the first quarter of fiscal 2020 compared to the corresponding period of fiscal 2019.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Cost of product revenues	$312	$398	(22)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2020 to Fiscal 2019
Percentage Change Points
Materials costs	(23)
Other	1
Total change	(22)

Cost of product revenues represented 48% of product revenues for the first quarter of fiscal 2020, compared to 45% for the corresponding period of fiscal 2019. Materials costs represented 82% of product costs for the first quarter of fiscal 2020, compared to 87% in the corresponding period of fiscal 2019.

Materials costs decreased $92 million in the first quarter of fiscal 2020 compared to the corresponding period of the prior year, primarily due to a decline in product revenue and, to a lesser extent, a decline in the price of certain product components. The average unit materials costs of both All-Flash FAS and FAS Hybrid systems decreased in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.

Margins on revenue recognized for strategic solutions increased slightly during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, while margins for mature solutions decreased slightly.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Cost of software maintenance revenues	$10	$7	43%

Cost of software maintenance revenues in dollars were relatively flat in the first quarter of fiscal 2020 compared to the corresponding period of fiscal 2019 and represented 4% and 3% of software maintenance revenues in the current year and prior year periods, respectively.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Cost of hardware maintenance and other services revenues	$98	$106	(8)%

Cost of hardware maintenance and other services revenues decreased by $8 million, or 8%, for the first quarter of fiscal 2020 compared to the corresponding period of fiscal 2019, in line with the decrease in hardware maintenance and other services revenues. Costs represented 29% of hardware maintenance and other services revenues in both periods.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased by $4 million, or 1% in the first quarter of fiscal 2020, compared to the corresponding period of the prior year primarily due to lower incentive compensation expense and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations, partially offset by higher salaries expense, reflecting a 2% increase in average headcount.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Sales and marketing expenses	$405	$409	(1)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense.

Sales and marketing expenses were relatively flat in the first quarter of fiscal 2020 compared to the corresponding period of the prior year. Compensation costs decreased slightly, reflecting a 2% decrease in average headcount. Sales and marketing expenses in the first quarter of fiscal 2020 also benefitted slightly from foreign exchange rate fluctuations.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Research and development expenses	$215	$208	3%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

Three Months Ended
Fiscal 2020 to Fiscal 2019
Percentage Change Points
Compensation costs	3
Development projects and outside services	(1)
Other	1
Total change	3

The increase in compensation costs for the first quarter of fiscal 2020 compared to the corresponding period in the prior year was attributable to an increase in average headcount of 8%, resulting in higher salaries, benefits and stock-based compensation expense, partially offset by lower incentive compensation expense and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations. The increase in headcount reflects our investment in additional engineering resources to support the expansion and enhancement of products and solutions targeted at our most important customer and market opportunities. Development projects and outside services expense for the first three months of fiscal 2020 decreased slightly as a result of lower spending on materials and services associated with engineering activities to develop new and enhanced products, due to the timing of new product introductions.

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
General and administrative expenses	$71	$73	(3)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

Three Months Ended
Fiscal 2020 to Fiscal 2019
Percentage Change Points
Compensation costs	(7)
Professional and legal fees and outside services	9
Facilities and IT support costs	(4)
Other	(1)
Total change	(3)

All components of compensation costs decreased for the first quarter of fiscal 2020 compared to the corresponding period of the prior year. While average headcount increased in the current year period, compensation costs decreased because a greater percentage of employees were located in lower cost geographies. The increase in professional and legal fees and outside services expense in the first quarter of fiscal 2020 was primarily due to the higher spending levels on business transformation projects. The decrease in facilities and IT support costs for the first quarter of fiscal 2020 compared to the corresponding period of the prior year was primarily due to lower spending levels on IT projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Restructuring charges	$21	$19	11%

In the first quarter of fiscal 2020, we announced a restructuring plan (the May 2019 Plan) to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce of approximately 2%. Charges related to the plan consisted primarily of employee severance-related costs. We expect to complete all activities associated with the May 2019 plan by the end of second quarter of fiscal 2020 with no significant additional charges. See Note 13 – Restructuring Charges of the Notes to Condensed Consolidated Financial Statements for more details.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Interest income	$19	$25	(24)%
Interest expense	(15)	(14)	7%
Other income (expense), net	11	7	57%
Total	$15	$18	(17)%

Interest income decreased in the first quarter of fiscal 2020 compared to the corresponding period of the prior year due to a reduction in size of our investment portfolio as a result of our sale of approximately $1.0 billion of available-for-sale debt securities in the second half of the quarter. Other income, net increased in the first quarter of fiscal 2020 as a result of the $14 million gain we realized from the sale of these securities, partially offset by differences in foreign exchange gains and losses year-over-year. Interest expense remained relatively flat in the first quarter of fiscal 2020 compared to the corresponding period of the prior year.

Provision (Benefit) for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 26, 2019	July 27, 2018	% Change
Provision (benefit) for income taxes	$16	$(11)	(245)%

Our effective tax rate for the first quarter of fiscal 2020 was 13.4% compared to an effective tax rate of (4.0)% for the first quarter of fiscal 2019. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate increased for the first quarter of fiscal 2020 compared to the corresponding period of the prior year primarily due to discrete tax benefits related to the adoption of the new revenue standard in fiscal 2019 and differences in discrete benefits for stock-based compensation.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The TCJA made significant changes to the U.S. corporate income tax system including a reduction of the U.S. federal corporate income tax rate from 35% to 21%, the imposition of a one-time transition tax on deferred foreign earnings, and the creation of new taxes on certain foreign-sourced earnings. As of April 26, 2019, we had completed the accounting for the tax impacts of the TCJA, however, we will continue to assess the impact of further guidance from federal and state tax authorities on our business and consolidated financial statements, and recognize any adjustments in the period in which they are determined.

During fiscal 2019, we adopted the new revenue accounting standard and, for the three months ended July 27, 2018, we recognized a $34 million discrete tax benefit for adjustments to certain intercompany transactions resulting from the retrospective application of the new revenue accounting standard.

As of July 26, 2019, we had $293 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $244 million would affect our provision for income taxes if recognized, and $249 million has been recorded in other long-term liabilities.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	July 26, 2019	April 26, 2019
Cash, cash equivalents and short-term investments	$3,532	$3,899
Principal amount of debt	$1,580	$1,799

The following is a summary of our cash flow activities:

	Three Months Ended
(In millions)	July 26, 2019	July 27, 2018
Net cash provided by operating activities	$310	$326
Net cash provided by investing activities	938	186
Net cash used in financing activities	(603)	(812)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	$642	$(314)

Cash Flows

As of July 26, 2019, our cash, cash equivalents and short-term investments were $3.5 billion, a decrease of $0.4 billion from April 26, 2019. The decrease was primarily due to $250 million paid for the repurchase of our common stock, $115 million used for the payment of dividends, $219 million used for the net repayment of commercial paper notes, and $32 million in purchases of property and equipment, partially offset by $310 million of cash provided by operating activities. Working capital decreased by $0.4 billion to $1.3 billion as of July 26, 2019 compared to April 26, 2019 primarily due to the decreases in cash, cash equivalents and short-term investments discussed above.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle:

	Three Months Ended
(In days)	July 26, 2019	April 26, 2019	July 27, 2018
Days sales outstanding (1)	40	70	38
Days inventory outstanding (2)	25	21	17
Days payables outstanding (3)	(75)	(87)	(76)
Cash conversion cycle (4)	(10)	3	(20)

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on ending accounts receivable and net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the quarters presented above). DSO for the first quarter of fiscal 2020 was relatively consistent with the corresponding period of fiscal 2019, while it decreased compared to the fourth quarter of fiscal 2019 due to lower seasonal invoicing levels and more favorable shipping linearity.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of revenues per day for the current quarter. DIO for the first quarter of fiscal 2020 increased compared to the fourth quarter of fiscal 2019 and the corresponding period of fiscal 2019, primarily due to higher levels of inventory on hand at the end of the current quarter resulting from a decline in sales towards the end of the period.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. DPO for the first quarter of fiscal 2020 was relatively consistent with the corresponding period of fiscal 2019, while it decreased compared to the fourth quarter of 2019, primarily due to the timing of purchases from contract manufacturers.

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

Cash Flows from Operating Activities

During the first three months of fiscal 2020, we generated cash from operating activities of $310 million, reflecting net income of $103 million, adjusted by non-cash depreciation and amortization of $49 million, and stock-based compensation of $42 million, compared to $326 million of cash generated from operating activities during the first three months of fiscal 2019.

Changes in assets and liabilities in the first three months of fiscal 2020 included the following:

•	Accounts receivable decreased $672 million, reflecting lower DSO.
•	Accounts payable decreased $195 million, reflecting lower DPO.
•	Accrued expenses decreased $277 million, primarily due to employee compensation payouts related to fiscal year 2019 commissions and incentive compensation plans.
•

Deferred revenue and financed unearned services revenue decreased $154 million, primarily due to a decrease in deferred software and hardware maintenance contract revenues reflecting the seasonality of maintenance contract renewal activities.

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

Cash Flows from Investing Activities

During the first three months of fiscal 2020, we generated $1.0 billion from maturities and sales of investments, net of purchases, and paid $32 million for capital expenditures, while during the first three months of fiscal 2019, we generated $248 million from maturities and sales of investments, net of purchases, and paid $64 million for capital expenditures. Additionally, during the first three months of fiscal 2020, we paid $56 million net to acquire a privately-held company.

Cash Flows from Financing Activities

During the first three months of fiscal 2020, we used $250 million for the repurchase of four million shares of our common stock, $115 million for the payment of dividends, and $219 million for the repayment of commercial paper notes, net, compared to $500 million used for the repurchase of seven million shares of common stock, $105 million used for the payment of dividends, and $185 million for the repayment of commercial paper notes, net, during the first three months of fiscal 2019.

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

Liquidity

Our principal sources of liquidity as of July 26, 2019 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	July 26, 2019	April 26, 2019
Cash and cash equivalents	$2,967	$2,325
Short-term investments	565	1,574
Total	$3,532	$3,899

As of July 26, 2019 and April 26, 2019, $2.7 billion and $3.7 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.8 billion and $0.2 billion, respectively, were available in the U.S. at the end of each period. The TCJA imposed a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the recognition of the impacts of the TCJA, we have reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 26, 2019.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 26, 2019 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of July 26, 2019, we had commercial paper notes outstanding with an aggregate principal amount of $30 million, a weighted-average interest rate of 2.56% and a maturity of 29 days.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of July 26, 2019, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2020 to be between $125 million and $175 million.

Dividends and Stock Repurchase Program

On August 14, 2019, we declared a cash dividend of $0.48 per share of common stock, payable on October 23, 2019 to holders of record as of the close of business on October 4, 2019.

Our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through July 26, 2019, we repurchased a total of 317 million shares of our common stock at an average price of $37.80 per share, for an aggregate purchase price of $12.0 billion. As of July 26, 2019, the remaining authorized amount for stock repurchases under this program was $1.6 billion.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of July 26, 2019, we had $392 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of July 26, 2019, we had $9 million in construction related obligations and $235 million in other purchase obligations.

Unrecognized Tax Benefits

As of July 26, 2019, our liability for uncertain tax positions was $249 million, including interest, penalties and certain income tax benefits. Due to uncertainties regarding tax audits and their possible outcomes, we are unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $14 million and $30 million of receivables during first quarter of fiscal 2020 and fiscal 2019, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of July 26, 2019 and April 26, 2019, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of July 26, 2019, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 17 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Risk

Fixed Income Investments — As of July 26, 2019, we had fixed income debt investments of $565 million. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of July 26, 2019 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $4 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of July 26, 2019, we have outstanding $1.6 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 9 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of July 26, 2019, no amounts were outstanding under the credit facility.

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

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward and option contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign currency exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of less than 12 months. See Note 11 – Derivatives and Hedging Activities of the Notes to Condensed Consolidated Financial Statements for more information regarding our derivatives and hedging activities.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 26, 2019, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 17 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

The following descriptions of risk factors includes any material changes to, and supersedes the description of risk factors associated with, the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 26, 2019 (the “2019 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly cause our actual results of operations and financial condition to vary materially from the past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in March 2016, November 2016, May 2018, April 2019 and May 2019 we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. In fiscal 2018, we created the Storage Systems and Software, Cloud Data Services, and Cloud Infrastructure business units to enable us to develop the organization and systems to successfully execute a multi-product business. We also reorganized our sales resources to better align with customer and market opportunities. We may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including our new business unit structure and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third-party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in emerging areas of technology such as artificial intelligence and machine learning. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. We have periodically reduced our workforce, including an 11% reduction announced in March 2016, a 6% reduction announced in November 2016, and more minor reductions announced in fiscal 2019 and 2020, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could be disruptive to our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results.

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

As of July 26, 2019, we had $1.6 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2019, 2021, 2022 and 2024, and we had an aggregate of $30 million of commercial paper notes outstanding with a maturity of 29 days. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 26, 2019:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 27, 2019 - May 24, 2019	1,800	$69.42	315,044	$1,764
May 25, 2019 - June 21, 2019	1,630	$60.68	316,674	$1,665
June 22, 2019 - July 26, 2019	423	$61.66	317,097	$1,639
Total	3,853	$64.87

In May 2003, our Board of Directors approved a stock repurchase program. As of July 26, 2019, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Since inception of the program through July 26, 2019, we repurchased a total of 317 million shares of our common stock for an aggregate purchase price of $12.0 billion. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ RONALD J. PASEK
Ronald J. Pasek
Executive Vice President and Chief Financial Officer

Date: August 19, 2019