Form 10-Q
period 2019-10-25
NetApp, Inc.
filed 2019-11-18
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2019

or

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

As of November 13, 2019, there were 228,226,206 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 25, 2019	April 26, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,545	$2,325
Short-term investments	442	1,574
Accounts receivable	780	1,216
Inventories	111	131
Other current assets	313	364
Total current assets	4,191	5,610
Property and equipment, net	746	759
Goodwill	1,770	1,735
Other intangible assets, net	51	47
Other non-current assets	714	590
Total assets	$7,472	$8,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$382	$542
Accrued expenses	606	851
Commercial paper notes	498	249
Current portion of long-term debt	—	400
Short-term deferred revenue and financed unearned services revenue	1,718	1,825
Total current liabilities	3,204	3,867
Long-term debt	1,145	1,144
Other long-term liabilities	837	797
Long-term deferred revenue and financed unearned services revenue	1,750	1,843
Total liabilities	6,936	7,651

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 229 and 240 shares issued and outstanding as of October 25, 2019 and April 26, 2019, respectively	572	1,133
Retained earnings	—	—
Accumulated other comprehensive loss	(36)	(43)
Total stockholders' equity	536	1,090
Total liabilities and stockholders' equity	$7,472	$8,741

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
Revenues:
Product	$771	$913	$1,415	$1,788
Software maintenance	254	236	504	465
Hardware maintenance and other services	346	368	688	738
Net revenues	1,371	1,517	2,607	2,991
Cost of revenues:
Cost of product	341	428	653	826
Cost of software maintenance	11	8	21	15
Cost of hardware maintenance and other services	94	107	192	213
Total cost of revenues	446	543	866	1,054
Gross profit	925	974	1,741	1,937
Operating expenses:
Sales and marketing	389	408	794	817
Research and development	209	211	424	419
General and administrative	69	69	140	142
Restructuring charges	—	—	21	19
Gain on sale or derecognition of assets	(38)	—	(38)	—
Total operating expenses	629	688	1,341	1,397
Income from operations	296	286	400	540
Other income, net	3	7	18	25
Income before income taxes	299	293	418	565
Provision for income taxes	56	52	72	41
Net income	$243	$241	$346	$524
Net income per share:
Basic	$1.03	$0.93	$1.46	$2.02
Diluted	$1.03	$0.91	$1.44	$1.96
Shares used in net income per share calculations:
Basic	235	258	237	260
Diluted	236	264	240	267

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

.	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018

Net income	$243	$241	$346	$524
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(3)	(2)	(3)
Defined benefit obligations:
Reclassification adjustments related to defined benefit obligations	(1)	(1)	(1)	(1)
Income tax effect	1	—	1	—
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	2	(1)	22	(1)
Reclassification adjustments for gains included in net income	—	—	(14)	—
Unrealized gains on cash flow hedges:
Unrealized holding gains arising during the period	2	—	1	—
Other comprehensive income (loss)	3	(5)	7	(5)
Comprehensive income	$246	$236	$353	$519

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 25, 2019	October 26, 2018
Cash flows from operating activities:
Net income	$346	$524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99	98
Stock-based compensation	82	78
Deferred income taxes	(23)	(25)
Gain on sale or derecognition of assets	(38)	—
Other items, net	13	11
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	435	269
Inventories	20	36
Other operating assets	41	(19)
Accounts payable	(157)	(127)
Accrued expenses	(315)	(162)
Deferred revenue and financed unearned services revenue	(197)	(129)
Long-term taxes payable	(49)	(63)
Net cash provided by operating activities	257	491
Cash flows from investing activities:
Purchases of investments	(9)	(20)
Maturities, sales and collections of investments	1,155	509
Purchases of property and equipment	(68)	(107)
Proceeds from sale of properties	96	—
Acquisitions of businesses, net of cash acquired	(56)	(3)
Other investing activities, net	(2)	2
Net cash provided by investing activities	1,116	381
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	55	65
Payments for taxes related to net share settlement of stock awards	(74)	(89)
Repurchase of common stock	(750)	(1,061)
Proceeds from (repayments of) commercial paper notes, net	249	(135)
Repayment of long-term debt	(400)	—
Dividends paid	(226)	(207)
Other financing activities, net	(2)	(2)
Net cash used in financing activities	(1,148)	(1,429)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(25)
Net increase (decrease) in cash, cash equivalents and restricted cash	220	(582)
Cash, cash equivalents and restricted cash:
Beginning of period	2,331	2,947
End of period	$2,551	$2,365

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

(Unaudited)

	Three Months Ended October 25, 2019
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, July 26, 2019	239	$902	$—	$(39)	$863
Net income	—	—	243	—	243
Other comprehensive income	—	—	—	3	3
Issuance of common stock under employee stock award plans, net of taxes	—	(2)	—	—	(2)
Repurchase of common stock	(10)	(257)	(243)	—	(500)
Stock-based compensation	—	40	—	—	40
Cash dividends declared ($0.48 per common share)	—	(111)	—	—	(111)
Balances, October 25, 2019	229	$572	$—	$(36)	$536

	Three Months Ended October 26, 2018
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, July 27, 2018	260	$1,992	$—	$(70)	$1,922
Net income	—	—	241	—	241
Other comprehensive loss	—	—	—	(5)	(5)
Issuance of common stock under employee stock award plans, net of taxes	1	(3)	—	—	(3)
Repurchase of common stock	(7)	(320)	(241)	—	(561)
Stock-based compensation	—	38	—	—	38
Cash dividends declared ($0.40 per common share)	—	(102)	—	—	(102)
Balances, October 26, 2018	254	$1,605	$—	$(75)	$1,530

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended October 25, 2019
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, April 26, 2019	240	$1,133	$—	$(43)	$1,090
Cumulative-effect of adoption of ASC 842	—	—	6	—	6
Net income	—	—	346	—	346
Other comprehensive income	—	—	—	7	7
Issuance of common stock under employee stock award plans, net of taxes	3	(19)	—	—	(19)
Repurchase of common stock	(14)	(398)	(352)	—	(750)
Stock-based compensation	—	82	—	—	82
Cash dividends declared ($0.96 per common share)	—	(226)	—	—	(226)
Balances, October 25, 2019	229	$572	$—	$(36)	$536

	Six Months Ended October 26, 2018
			Retained	Accumulated
	Common Stock and		Earnings	Other
	Additional Paid-in Capital		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Loss	Total
	(In millions, except per share amounts)
Balances, April 27, 2018	263	$2,355	$(9)	$(70)	$2,276
Cumulative-effect of adoption of ASU 2016-16	—	—	(51)	—	(51)
Net income	—	—	524	—	524
Other comprehensive loss	—	—	—	(5)	(5)
Issuance of common stock under employee stock award plans, net of taxes	5	(24)	—	—	(24)
Repurchase of common stock	(14)	(597)	(464)	—	(1,061)
Stock-based compensation	—	78	—	—	78
Cash dividends declared ($0.80 per common share)	—	(207)	—	—	(207)
Balances, October 26, 2018	254	$1,605	$—	$(75)	$1,530

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 26, 2019 contained in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 25, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

   Accounting Changes

In February 2016, the FASB issued an accounting standards update on financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use (ROU) asset and corresponding lease liability, measured at the present value of the lease payments. In the first quarter of fiscal 2020, we adopted this new standard using the modified retrospective approach, electing the optional transition approach of not adjusting our comparative period financial statements for the impacts of adoption. We also elected the package of practical expedients that did not require us to reassess existing leases under the new guidance, and the practical expedient to not separate lease and non-lease components for all leases. Adoption of the new standard on April 27, 2019 resulted in the recognition of approximately $149 million of operating lease ROU assets, net of deferred rent and lease restructuring liabilities, $158 million of lease liabilities, and a cumulative-effect adjustment to retained earnings of $6 million on our condensed consolidated balance sheets. Adoption of the standard did not have a material impact on our condensed consolidated statements of operations or condensed consolidated statements of cash flows. Additional information is presented below and in Note 9 – Leases.

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

There have been no other significant changes in our significant accounting policies as of and for the six months ended October 25, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 26, 2019.

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

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 26, 2019	$1,735
Additions	35
Balance as of October 25, 2019	$1,770

Purchased intangible assets, net are summarized below (in millions):

	October 25, 2019			April 26, 2019
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$186	$(135)	$51	$160	$(113)	$47
Customer contracts/relationships	—	—	—	41	(41)	—
Total purchased intangible assets	$186	$(135)	$51	$201	$(154)	$47

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statements of
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018	Operations Classification
Developed technology	$11	$9	$22	$18	Cost of revenues
Customer contracts/relationships	—	3	—	7	Operating expenses
Total	$11	$12	$22	$25

As of October 25, 2019, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$16
2021	25
2022	9
2023	1
Total	$51

5. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	October 25, 2019	April 26, 2019
Cash and cash equivalents	$2,545	$2,325
Restricted cash	6	6
Cash, cash equivalents and restricted cash	$2,551	$2,331

Inventories (in millions):

	October 25, 2019	April 26, 2019

Purchased components	$14	$8
Finished goods	97	123
Inventories	$111	$131

Property and equipment, net (in millions):

	October 25, 2019	April 26, 2019
Land	$104	$106
Buildings and improvements	609	605
Leasehold improvements	86	86
Computer, production, engineering and other equipment	841	817
Computer software	358	357
Furniture and fixtures	106	105
Construction-in-progress	21	10
	2,125	2,086
Accumulated depreciation and amortization	(1,379)	(1,327)
Property and equipment, net	$746	$759

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, through two separate and independent closings, the first of which was completed in the third quarter of fiscal 2018. The remaining properties, consisting of land, were classified as assets held for sale, and included as other current assets in our condensed consolidated balance sheets as of April 26, 2019. On August 29, 2019, the second closing occurred and we consummated the sale of the land, with a net book value of $53 million, and received cash proceeds of $96 million, resulting in a gain, net of direct selling costs, of $38 million.

Other non-current assets (in millions):

	October 25, 2019	April 26, 2019
Deferred tax assets	$223	$201
Operating lease ROU assets	143	—
Other assets	348	389
Other non-current assets	$714	$590

Other non-current assets as of October 25, 2019 and April 26, 2019 includes $77 million and $78 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited, a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019.

Accrued expenses (in millions):

	October 25, 2019	April 26, 2019
Accrued compensation and benefits	$279	$433
Product warranty liabilities	26	25
Operating lease liabilities	49	—
Other current liabilities	252	393
Accrued expenses	$606	$851

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
Balance at beginning of period	$39	$38	$40	$40
Expense accrued during the period	7	6	12	10
Warranty costs incurred	(6)	(5)	(12)	(11)
Balance at end of period	$40	$39	$40	$39

	October 25, 2019	April 26, 2019
Accrued expenses	$26	$25
Other long-term liabilities	14	15
Total warranty liabilities	$40	$40

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	October 25, 2019	April 26, 2019
Liability for uncertain tax positions	$251	$252
Income taxes payable	399	447
Product warranty liabilities	14	15
Operating lease liabilities	102	—
Other liabilities	71	83
Other long-term liabilities	$837	$797

Other income, net (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
Interest income	$12	$21	$31	$46
Interest expense	(12)	(14)	(27)	(28)
Other income, net	3	—	14	7
Total other income, net	$3	$7	$18	$25

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 9 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Six Months Ended
	October 25, 2019	October 26, 2018
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$6	$7
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$260	$104
Interest paid	$25	$26

6. Revenue

Disaggregation of revenue

      To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we group our products by “Strategic” and “Mature” solutions. As our product portfolio evolves, market dynamics change, and management continues to assess of our largest growth opportunities, we periodically change how we group certain products. Beginning in fiscal 2020, Strategic includes All-flash FAS (AFF) products, including all related add-on hardware and operating system (OS) software, private cloud solutions (including SolidFire, converged and hyper-converged infrastructure products, StorageGrid), enterprise software license agreements (ELAs) and other optional add-on software products. Mature now includes Hybrid FAS products, including all related add-on hardware and OS software, original equipment manufacturers (OEM) products, and branded E-Series. Prior to this grouping change, Hybrid FAS products and branded E-Series were included in Strategic, while all add-on hardware and OS software were included in Mature. For comparability, Strategic and Mature revenues presented for the prior year periods have been recast based on the revised groupings.

In addition to the sale of our products and solutions, we provide a variety of services to our customers, including software maintenance, hardware maintenance and other services including professional services, global support solutions, and customer education and training.

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
Product revenues	$771	$913	$1,415	$1,788
Strategic	442	485	779	960
Mature	329	428	636	828
Software maintenance revenues	254	236	504	465
Hardware maintenance and other services revenues	346	368	688	738
Hardware maintenance support contracts	286	303	570	606
Professional and other services	60	65	118	132
Net revenues	$1,371	$1,517	$2,607	$2,991

Revenues by geographic region are presented in Note 15 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	October 25, 2019	April 26, 2019
Deferred product revenue	$85	$84
Deferred services revenue	3,314	3,502
Financed unearned services revenue	69	82
Total	$3,468	$3,668

Reported as:
Short-term	$1,718	$1,825
Long-term	1,750	1,843
Total	$3,468	$3,668

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

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Six Months Ended
	October 25, 2019	October 26, 2018
Balance at beginning of period	$3,668	$3,363
Additions	1,011	1,067
Revenue recognized during the period	(1,211)	(1,224)
Balance at end of period	$3,468	$3,206

During the six months ended October 25, 2019 and October 26, 2018, we recognized $1,045 million and $1,019 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of October 25, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,468 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 49% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 26% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following tables summarize the activity related to deferred commissions and their balances as reported in our condensed consolidated balance sheets (in millions):

	Six Months Ended
	October 25, 2019	October 26, 2018
Balance at beginning of period	$172	$137
Additions	32	35
Expense recognized during the period	(50)	(41)
Balance at end of period	$154	$131

	October 25, 2019	April 26, 2019
Other current assets	$66	$75
Other non-current assets	88	97
Total deferred commissions	$154	$172

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

Investments

The following is a summary of our investments (in millions):

	October 25, 2019				April 26, 2019
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$319	$1	$—	$320	$1,359	$2	$(8)	$1,353
U.S. Treasury and government debt securities	122	—	—	122	214	—	(1)	213
Certificates of deposit	150	—	—	150	117	—	—	117
Mutual funds	40	—	—	40	35	—	—	35
Total debt and equity securities	$631	$1	$—	$632	$1,725	$2	$(9)	$1,718

 During the six months ended October 25, 2019, we sold approximately $1.0 billion of corporate bonds held by foreign subsidiaries and recognized a gain on sale of $14 million, which is presented in other income, net on our condensed consolidated statement of operations.

The following table presents the contractual maturities of our debt investments as of October 25, 2019 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$464	$464
Due after one year through five years	122	123
Due after five years through ten years	5	5
	$591	$592

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 25, 2019
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,395	$2,395	$—
Corporate bonds	320	—	320
U.S. Treasury and government debt securities	122	91	31
Certificates of deposit	150	—	150
Total cash, cash equivalents and short-term investments	$2,987	$2,486	$501
Other items:
Mutual funds (1)	$9	$9	$—
Mutual funds (2)	$31	$31	$—
Foreign currency exchange contracts assets (1)	$3	$—	$3
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of October 25, 2019 and April 26, 2019, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of October 25, 2019 and April 26, 2019, the fair value of our long-term debt was approximately $1,174 million and $1,553 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	October 25, 2019		April 26, 2019
		Effective		Effective
	Amount	Interest Rate	Amount	Interest Rate
2.00% Senior Notes Due September 2019	$—	N/A	$400	2.32%
3.375% Senior Notes Due June 2021	500	3.54%	500	3.54%
3.25% Senior Notes Due December 2022	250	3.43%	250	3.43%
3.30% Senior Notes Due September 2024	400	3.42%	400	3.42%
Total principal amount	1,150		1,550
Unamortized discount and issuance costs	(5)		(6)
Total senior notes	1,145		1,544
Less: Current portion of long-term debt	—		(400)
Total long-term debt	$1,145		$1,144

N/A – Not Applicable

Senior Notes

On September 27, 2019, we made an aggregate cash payment of $400 million to extinguish our 2.00% Senior Notes at maturity.

Our 3.30% Senior Notes, with a principal amount of $400 million, were issued in September 2017. Interest on these Senior Notes is paid semi-annually in March and September. Our 3.375% Senior Notes and 3.25% Senior Notes, with principal amounts of $500 million and $250 million, respectively, were issued in June 2014 and December 2012, respectively. Interest on these Senior Notes is paid semi-annually in June and December. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 25, 2019, we were in compliance with all covenants associated with the Senior Notes.

As of October 25, 2019, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2022	$500
2023	250
2025	400
Total	$1,150

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of October 25, 2019, we had commercial paper notes outstanding with an aggregate principal amount of $499 million, a weighted-average interest rate of 2.20% and maturities ranging from 7 days to 91 days. As of April 26, 2019, we had commercial paper notes outstanding with an aggregate principal amount of $249 million, a weighted-average interest rate of 2.73% and maturities ranging from 27 days to 38 days.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended in July 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of October 25, 2019 we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

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

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended	Six Months Ended
	October 25, 2019	October 25, 2019
Operating lease cost	$15	$29
Variable lease cost	4	8
Total lease cost	$19	$37

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

Six Months Ended
October 25, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$29
Right-of-use assets obtained in exchange for new operating lease obligations	$21

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

October 25, 2019
Other non-current assets	$143
Total operating lease ROU assets	$143

Accrued expenses	$49
Other long-term liabilities	102
Total operating lease liabilities	$151

Weighted Average Remaining Lease Term	3.9 years

Weighted Average Discount Rate	2.6%

Future minimum operating lease payments as of October 25, 2019 are as follows (in millions):

Operating Leases
Fiscal 2020 (remainder)	$28
Fiscal 2021	46
Fiscal 2022	34
Fiscal 2023	20
Fiscal 2024	14
Thereafter	18
Total lease payments	$160
Less: Interest	(9)
Total	$151

Prior to our adoption of the new lease standard, future minimum operating lease payments as of April 26, 2019, which were undiscounted and excluded non-lease components, were as follows (in millions):

Operating Leases
Fiscal 2020	$47
Fiscal 2021	38
Fiscal 2022	26
Fiscal 2023	14
Fiscal 2024	10
Thereafter	16
Total lease payments	$151

10. Stockholders’ Equity

Equity Incentive Awards

As of October 25, 2019, we have certain equity incentive awards (awards) outstanding, which include stock options and restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs). Also outstanding are purchase rights under our Employee Stock Purchase Plan (ESPP). During the second quarter of fiscal 2020, the 1999 Stock Option Plan, under which stock options and RSUs are granted, was extended for a 10 year term.

Stock Options

Less than 1 million options were outstanding as of October 25, 2019 and April 26, 2019.

Information related to our stock options is summarized below (in millions):

	Six Months Ended
	October 25, 2019	October 26, 2018
Intrinsic value of exercises	$3	$22
Proceeds received from exercises	$2	$17
Fair value of options vested	$—	$1

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Restricted Stock Units

In the six months ended October 25, 2019, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria, in addition to the service based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate three year performance period, which began on the date specified in the grant agreements and ends the last day of fiscal 2022. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the current year, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of fiscal 2022. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. For the remaining PBRSUs granted, the number of shares issued will depend upon our achievement against a cumulative Adjusted Operating Income (AOI) target, as defined in the grant agreements, for the three year period from fiscal 2020 through 2022. The fair values of these awards were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of all PBRSUs granted in the current year was $18 million, which is being recognized to compensation expense over the remaining applicable performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 26, 2019	8	$45.68
Granted	3	$52.21
Vested	(3)	$37.88
Forfeited	(1)	$47.64
Outstanding as of October 25, 2019	7	$51.25

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Six Months Ended
	October 25, 2019	October 26, 2018
Shares withheld for taxes	1	1
Fair value of shares withheld	$74	$89

 Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Six Months Ended
	October 25, 2019	October 26, 2018
Shares issued under the ESPP	1	2
Proceeds from issuance of shares	$54	$49

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
Cost of product revenues	$1	$—	$2	$1
Cost of hardware maintenance and other services revenues	3	2	5	5
Sales and marketing	17	16	35	33
Research and development	13	12	28	24
General and administrative	6	8	12	15
Total stock-based compensation expense	$40	$38	$82	$78
Income tax benefit for stock-based compensation expense	$4	$5	$8	$10

As of October 25, 2019, total unrecognized compensation expense related to our equity awards was $339 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

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

The following table summarizes activity related to this program for the six months ended October 25, 2019 (in millions, except per share amounts):

Number of shares repurchased	14
Average price per share	$55.06
Aggregate purchase price	$750
Remaining authorization at end of period	$1,139

The aggregate purchase price of our stock repurchases for the six months ended October 25, 2019 consisted of $750 million of open market purchases, of which $398 million and $352 million were allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through October 25, 2019, we repurchased a total of 327 million shares of our common stock at an average price of $38.20 per share, for an aggregate purchase price of $12.5 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Six Months Ended
	October 25, 2019	October 26, 2018
Dividends per share declared	$0.96	$0.80
Dividend payments allocated to additional paid-in capital	$226	$207
Dividend payments allocated to retained earnings	$—	$—

On November 13, 2019, we declared a cash dividend of $0.48 per share of common stock, payable on January 22, 2020 to holders of record as of the close of business on January 3, 2020. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 26, 2019	$(34)	$(3)	$(7)	$1	$(43)
Other comprehensive income (loss), net of tax	(2)	—	22	1	21
Amounts reclassified from AOCI, net of tax	—	—	(14)	—	(14)
Total other comprehensive income	(2)	—	8	1	7
Balance as of October 25, 2019	$(36)	$(3)	$1	$2	$(36)

During the first six months of fiscal 2020, realized gains of $14 million from the sale of available-for-sale securities were recorded in other income, net on our condensed consolidated statements of operations.

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 25, 2019 or April 26, 2019. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 25, 2019	April 26, 2019
Cash Flow Hedges
Forward contracts purchased	$305	$103
Balance Sheet Contracts
Forward contracts sold	$114	$121
Forward contracts purchased	$145	$363

The effect of cash flow hedges recognized in net revenues on our condensed consolidated statements of operations was immaterial in all periods presented.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
	Gain (Loss) Recognized in Income		Gain (Loss) Recognized in Income
Foreign currency exchange contracts	$—	$2	$(3)	$12

12. Restructuring Charges

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

Activities related to our restructuring plans are summarized as follows (in millions):

	Six Months Ended				Six Months Ended
	October 25, 2019				October 26, 2018
	May 2019 Plan	April 2019 Plan	November 2016 Plan	Total	May 2018 Plan	November 2016 Plan	Total
Balance at beginning of period	$—	$15	$4	$19	$—	$6	$6
Net charges	21	—	—	21	19	—	19
Cash payments	(19)	(12)	—	(31)	(17)	(1)	(18)
Other	—	—	(4)	(4)	—	—	—
Balance at end of period	$2	$3	$—	$5	$2	$5	$7

Upon adoption of the new lease accounting standard in the first quarter of fiscal 2020, the remaining lease-related liabilities associated with the November 2016 Plan were recognized as a reduction to the lease right-of-use asset recorded at transition.

13. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 25, 2019	October 26, 2018
Effective tax rates	17.2%	7.3%

Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations, being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory tax rate. The differences in effective tax rates for the six months ended October 25, 2019 and October 26, 2018 were primarily due to discrete tax benefits related to the adoption of the new revenue standard in fiscal 2019, the discrete tax charge on the sale of land in Sunnyvale, California in fiscal 2020 and the differences in discrete benefits for stock-based compensation.

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

During fiscal 2019, we adopted the new revenue accounting standard and for the six months ended October 26, 2018, we recognized a $34 million discrete tax benefit for adjustments to certain intercompany transactions resulting from the retrospective application of the new revenue accounting standard.

As of October 25, 2019, we had $294 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $246 million would affect our provision for income taxes if recognized, and $251 million has been recorded in other long-term liabilities.

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

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
Numerator:
Net income	$243	$241	$346	$524
Denominator:
Shares used in basic computation	235	258	237	260
Dilutive impact of employee equity award plans	1	6	3	7
Shares used in diluted computation	236	264	240	267
Net Income per Share:
Basic	$1.03	$0.93	$1.46	$2.02
Diluted	$1.03	$0.91	$1.44	$1.96

Six million and three million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the three and six months ended October 25, 2019, respectively, as their inclusion would have been anti-dilutive, while no potential shares were excluded from the calculation for the three or six months ended October 26, 2018.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
United States, Canada and Latin America (Americas)	$771	$868	$1,406	$1,711
Europe, Middle East and Africa (EMEA)	402	429	804	859
Asia Pacific (APAC)	198	220	397	421
Net revenues	$1,371	$1,517	$2,607	$2,991

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $703 million and $789 million during the three months ended October 25, 2019 and October 26, 2018, respectively, and were $1,277 million and $1,550 million during the six months ended October 25, 2019 and October 26, 2018, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	October 25, 2019	April 26, 2019
U.S.	$125	$159
International	2,862	3,740
Total	$2,987	$3,899

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 25, 2019	April 26, 2019
U.S.	$559	$572
International	187	187
Total	$746	$759

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
Arrow Electronics, Inc.	24%	24%	24%	23%
Tech Data Corporation	21%	21%	21%	19%

The following customers accounted for 10% or more of accounts receivable:

	October 25, 2019	April 26, 2019
Arrow Electronics, Inc.	11%	11%
Tech Data Corporation	20%	24%

16. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of October 25, 2019, we had $447 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 25, 2019 and April 26, 2019, such liability amounted to $13 million and $16 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of October 25, 2019, we had $5 million in construction related obligations and $244 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $34 million and $43 million of receivables during the six months ended October 25, 2019 and October 26, 2018, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of October 25, 2019 and April 26, 2019, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of October 25, 2019, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of October 25, 2019 related to such matters.

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

To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we group our products by “Strategic” and “Mature” solutions. As our product portfolio evolves, market dynamics change, and management continues to assess our largest growth opportunities, we periodically change how we group certain products. Beginning in fiscal 2020, Strategic includes All-flash FAS (AFF) products, including all related add-on hardware and operating system (OS) software, private cloud solutions (including SolidFire, converged and hyper-converged infrastructure products, StorageGrid), enterprise software license agreements (ELAs) and other optional add-on software products. Mature now includes Hybrid FAS products, including all related add-on hardware and OS software, original equipment manufacturers (OEM) products, and branded E-Series. Prior to this grouping change, Hybrid FAS products and branded E-Series were included in Strategic, while all add-on hardware and OS software were included in Mature. For comparability, Strategic and Mature revenues presented for the prior year periods have been recast based on the revised groupings.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and cash conversion cycle):

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
Net revenues	$1,371	$1,517	$2,607	$2,991
Gross profit	$925	$974	$1,741	$1,937
Gross profit margin percentage	67%	64%	67%	65%
Income from operations	$296	$286	$400	$540
Income from operations as a percentage of net revenues	22%	19%	15%	18%
Net income	$243	$241	$346	$524
Diluted net income per share	$1.03	$0.91	$1.44	$1.96
Operating cash flows	$(53)	$165	$257	$491

	October 25, 2019	April 26, 2019
Deferred revenue and financed unearned services revenue	$3,468	$3,668
Cash conversion cycle (days)	(4)	3

Stock Repurchase Program and Dividend Activity

During the first six months of fiscal 2020, we repurchased 14 million shares of our common stock at an average price of $55.06 per share, for an aggregate of $750 million. We also declared aggregate cash dividends of $0.96 per share in that period, for which we paid an aggregate of $226 million.

Senior Notes Maturity

On September 27, 2019, we made an aggregate cash payment of $400 million to extinguish our 2.00% Senior Notes at maturity. This repayment was funded through the sale of short-term commercial paper notes issued under our existing program and cash on hand.

Real Estate Transaction

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, through two separate and independent closings, the first of which was completed in the third quarter of fiscal 2018. The remaining properties, consisting of land, were classified as assets held for sale, and included as other current assets in our condensed consolidated balance sheets as of April 26, 2019. On August 29, 2019, the second closing occurred and we consummated the sale of the land, with a net book value of $53 million, and received cash proceeds of $96 million, resulting in a gain, net of direct selling costs, of $38 million.

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

New Accounting Standards

See Note 1 – Description of Business and Significant Accounting policies for the impact to our financial statements of the adoption of the accounting standard Leases (ASC 842) in the first quarter of fiscal 2020.

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

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
Revenues:
Product	56%	60%	54%	60%
Software maintenance	19	16	19	16
Hardware maintenance and other services	25	24	26	25
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	25	28	25	28
Cost of software maintenance	1	1	1	1
Cost of hardware maintenance and other services	7	7	7	7
Gross profit	67	64	67	65
Operating expenses:
Sales and marketing	28	27	30	27
Research and development	15	14	16	14
General and administrative	5	5	5	5
Restructuring charges	—	—	1	1
Gain on sale or derecognition of assets	(3)	—	(1)	—
Total operating expenses	46	45	51	47
Income from operations	22	19	15	18
Other income, net	—	—	1	1
Income before income taxes	22	19	16	19
Provision for income taxes	4	3	3	1
Net income	18%	16%	13%	18%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the second quarter and first six months of fiscal 2020 were $1,371 million and $2,607 million, respectively, reflecting a decrease of $146 million, or 10%, and $384 million, or 13%, respectively, compared to the corresponding periods of the prior year, primarily reflecting lower product revenues, and to a lesser extent, the unfavorable impact of foreign exchange rate fluctuations in the quarter. Hardware maintenance and other services revenues also decreased compared to the corresponding periods of the prior year, offset by an increase in software maintenance revenues.

Gross profit as a percentage of net revenues for the second quarter and first six months of fiscal 2020 increased by three and a half percentage points and two percentage points, respectively, compared to the corresponding periods in fiscal 2019, primarily reflecting higher margins on product revenues and hardware maintenance and other services revenues. Gross profit margins on product revenues increased by two and a half percentage points in the second quarter of fiscal 2020 and were relatively flat in the first six months of fiscal 2020, compared to the corresponding periods of fiscal 2019. Gross profit margins in both the second quarter and first six months of fiscal 2020 benefitted from a higher mix of All Flash FAS (AFF) product sales and cost reductions. These benefits were partially offset in the second quarter of fiscal 2020, and fully offset in the first six months of fiscal 2020, by high-margin revenue recognized related to the software license components of several ELAs in the corresponding periods of fiscal 2019, which did not repeat in fiscal 2020.

Sales and marketing, research and development, and general and administrative expenses for the second quarter and the first six months of fiscal 2020 totaled $667 million, or 49% of net revenues and $1,358 million, or 52% of revenues, respectively, representing an increase of three and a half percentage points and six percentage points, respectively, when compared to the corresponding periods of fiscal 2019, primarily due to lower net revenues in the current year periods.

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Net revenues	$1,371	$1,517	(10)%	$2,607	$2,991	(13)%

The decrease in net revenues for the second quarter and first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019 was primarily due to a decrease in product revenues of $142 million and $373 million, respectively. Product revenues as a percentage of net revenues decreased by four percentage points and five and a half percentage points in the second quarter and first six months of fiscal 2020, respectively, compared to the corresponding periods of fiscal 2019.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
Arrow Electronics, Inc.	24%	24%	24%	23%
Tech Data Corporation	21%	21%	21%	19%

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Product revenues	$771	$913	(16)%	$1,415	$1,788	(21)%

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

Under the revised Strategic and Mature product groupings, as described in the Overview section above, product revenues from strategic solutions represented 57% and 55% of product revenues in the second quarter and first six months of fiscal 2020, respectively, compared to 53% and 54% in the corresponding periods of the prior year, respectively. Product revenues from mature solutions represented 43% and 45% of product revenues in the second quarter and first six months of fiscal 2020, respectively, compared to 47% and 46% in the corresponding periods of the prior year, respectively.

Product revenues declined in the second quarter and first six months of fiscal 2020 compared to the corresponding periods of the prior year primarily due less favorable macroeconomic conditions, lower enterprise IT spending and, in the first quarter of fiscal 2020, go-to-market execution issues experienced with some of our largest global customer accounts.

Total product revenues from strategic solutions totaled $442 million in the second quarter of fiscal 2020 reflecting a 9% decrease from $485 million in the second quarter of fiscal 2019. Total product revenues from strategic solutions totaled $779 million in the first six months of fiscal 2020 reflecting a 19% decrease from $960 million in the first six months of fiscal 2019. These decreases were primarily due to a substantial amount of revenue recognized in the prior year periods related to the software license components of several ELAs which did not repeat, a decrease in add-on optional software sales in the current year periods and, for the six month period, decreased sales of AFF products. These decreases were partially offset by an increase in revenues from private cloud solutions in both fiscal 2020 periods and, for the second quarter, increased sales of AFF products.

Total product revenue from mature solutions totaled $329 million in the second quarter of fiscal 2020 reflecting a 23% decrease from $428 million in the second quarter of fiscal 2019. Total product revenue from mature solutions totaled $636 million in the first six months of fiscal 2020 reflecting a 23% decrease from $828 million in the first six months of fiscal 2019. These decreases were primarily due to decreased sales of FAS Hybrid and OEM products, as well as add-on storage, in the current year periods.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Software maintenance revenues	$254	$236	8%	$504	$465	8%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Hardware maintenance and other services revenues	$346	$368	(6)%	$688	$738	(7)%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues decreased year over year, at $286 million and $570 million, respectively, for the second quarter and first six months of fiscal 2020, compared to $303 million and $606 million, respectively, for the corresponding periods of the prior year. The decreases were primarily attributable to a decline in average selling price on contracts executed recently.

Professional services and educational and training services revenues were $60 million and $118 million, respectively, for the second quarter and first six months of fiscal 2020, compared to $65 million and $132 million, respectively, for the corresponding periods of the prior year.

Revenues by Geographic Area:

	Three Months Ended		Six Months Ended
	October 25, 2019	October 26, 2018	October 25, 2019	October 26, 2018
United States, Canada and Latin America (Americas)	56%	57%	54%	57%
Europe, Middle East and Africa (EMEA)	29%	28%	31%	29%
Asia Pacific (APAC)	14%	15%	15%	14%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. During the first six months of fiscal 2020, Americas revenues were negatively impacted by general macroeconomic conditions in the region and, in the first quarter of fiscal 2020, go-to-market execution issues with some of our largest customer accounts, which was reflected in the geographic distribution of revenues as a percentage of net revenues in the second quarter and first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Cost of product revenues	$341	$428	(20)%	$653	$826	(21)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2020 to Fiscal 2019	Fiscal 2020 to Fiscal 2019
	Percentage Change Points	Percentage Change Points
Materials costs	(23)	(23)
Excess and obsolete inventory	2	1
Other	1	1
Total change	(20)	(21)

Cost of product revenues represented 44% and 46% of product revenues for the second quarter and first six months of fiscal 2020, respectively, compared to 47% and 46% for the corresponding periods of fiscal 2019. Materials costs represented 86% and 84% of product costs for the second quarter and first six months of fiscal 2020, respectively, compared to 91% and 89% in the corresponding periods of fiscal 2019.

Materials costs decreased $98 million and $190 million in the second quarter and first six months of fiscal 2020, respectively, compared to the corresponding periods of the prior year, primarily due to a decline in product revenue and, to a lesser extent, a decline in the price of certain product components. The average unit materials costs of both AFF and FAS Hybrid systems decreased in the second quarter and first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019.

Margins on revenue recognized for strategic solutions increased during the second quarter and first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019, while margins for mature solutions were relatively flat.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Cost of software maintenance revenues	$11	$8	38%	$21	$15	40%

Cost of software maintenance revenues in dollars were relatively flat in the second quarter and first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019 and represented 4% of software maintenance revenues for second quarter and first six months of fiscal 2020, and 3% for the corresponding periods of fiscal 2019.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Cost of hardware maintenance and other services revenues	$94	$107	(12)%	$192	$213	(10)%

Cost of hardware maintenance and other services revenues decreased by $13 million, or 12%, and $21 million, or 10%, respectively, for the second quarter and first six months of fiscal 2020 compared to the corresponding periods of fiscal 2019, in line with the decreases in hardware maintenance and other services revenues, and also as a result of cost savings initiatives. Costs represented 27% of hardware maintenance and other services revenues in the second quarter, and 28% in the first six months of fiscal 2020, compared to 29% in the second quarter and first six months of fiscal 2019.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased by $9 million and $13 million, respectively, or 2%, in the second quarter and first six months of fiscal 2020, compared to the corresponding periods of the prior year primarily due to lower incentive compensation expense and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations, partially offset by higher salaries expense, reflecting a 2% increase in average headcount in the fiscal 2020 periods.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Sales and marketing expenses	$389	$408	(5)%	$794	$817	(3)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense.

	Three Months Ended	Six Months Ended
	Fiscal 2020 to Fiscal 2019	Fiscal 2020 to Fiscal 2019
	Percentage Change Points	Percentage Change Points
Compensation costs	(1)	(1)
Advertising and marketing promotional expense	(3)	(2)
Other	(1)	—
Total change	(5)	(3)

Compensation costs decreased slightly for the second quarter and first six months of fiscal 2020 compared to the corresponding periods of the prior year, reflecting a 2% decrease in average headcount in each of the current year periods. Advertising and marketing promotional expense decreased in the second quarter and first six months of fiscal 2020, primarily due to certain annual marketing events being held earlier in the prior year. Sales and marketing expenses in the second quarter and first six months of fiscal 2020 also benefitted slightly from foreign exchange rate fluctuations.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Research and development expenses	$209	$211	(1)%	$424	$419	1%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2020 to Fiscal 2019	Fiscal 2020 to Fiscal 2019
	Percentage Change Points	Percentage Change Points
Compensation costs	1	2
Development projects and outside services	(1)	(1)
Other	(1)	—
Total change	(1)	1

The increase in compensation costs for the second quarter and first six months of fiscal 2020 compared to the corresponding periods in the prior year was attributable to an increase in average headcount of 9% and 8%, respectively, resulting in higher salaries, benefits and stock-based compensation expense, partially offset by lower incentive compensation expense. The increase in headcount reflects our investment in additional engineering resources to support the expansion and enhancement of products and solutions targeted at our most important customer and market opportunities. Development projects and outside services expense for the second quarter and first six months of fiscal 2020 decreased slightly as a result of lower spending on materials and services associated with engineering activities to develop new and enhanced products, due to the timing of new product introductions.

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
General and administrative expenses	$69	$69	—%	$140	$142	(1)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2020 to Fiscal 2019	Fiscal 2020 to Fiscal 2019
	Percentage Change Points	Percentage Change Points
Compensation costs	(10)	(9)
Professional and legal fees and outside services	13	11
Facilities and IT support costs	(6)	(5)
Other	3	2
Total change	—	(1)

While average headcount increased in the second quarter and first six months of fiscal 2020 compared to the corresponding periods of the prior year, compensation costs decreased because a greater percentage of employees were located in lower cost geographies. The increases in professional and legal fees and outside services expense in the second quarter and first six months of fiscal 2020 were primarily due to the higher spending levels on business transformation projects, while the decreases in facilities and IT support costs were primarily due to lower spending levels on IT projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Restructuring charges	$—	$—	NM	$21	$19	NM

NM – Not Meaningful

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

Gain on sale or derecognition of assets (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Gain on sale or derecognition of assets	$(38)	$—	NM	$(38)	$—	NM

NM – Not Meaningful

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, through two separate and independent closings, the first of which was completed in the third quarter of fiscal 2018. The remaining properties, consisting of land, were classified as assets held for sale, and included as other current assets in our condensed consolidated balance sheet as of April 26, 2019. On August 29, 2019, the second closing occurred and we consummated the sale of the land, with a net book value of $53 million, and received cash proceeds of $96 million. resulting in a gain, net of direct selling costs, of $38 million.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Interest income	$12	$21	(43)%	$31	$46	(33)%
Interest expense	(12)	(14)	(14)%	(27)	(28)	(4)%
Other income, net	3	—	NM	14	7	100%
Total	$3	$7	(57)%	$18	$25	(28)%

NM – Not Meaningful

Interest income decreased in the second quarter and first six months of fiscal 2020 compared to the corresponding periods of the prior year due to a reduction in size of our investment portfolio as a result of our sale of approximately $1.0 billion of available-for-sale debt securities in the first quarter of fiscal 2020. Other income, net increased in the first six months of fiscal 2020 compared to the corresponding period of fiscal 2019 as a result of the $14 million gain we realized from the sale of these securities, partially offset by differences in foreign exchange gains and losses. Interest expense remained relatively flat in the second quarter and first six months of fiscal 2020 compared to the corresponding periods of the prior year, as we repaid our maturing Senior Notes but increased our average outstanding commercial paper balance.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 25, 2019	October 26, 2018	% Change	October 25, 2019	October 26, 2018	% Change
Provision for income taxes	$56	$52	8%	$72	$41	76%

Our effective tax rate for the second quarter of fiscal 2020 was 18.7% compared to 17.7% for the second quarter of fiscal 2019. Our effective tax rate for the first six months of fiscal 2020 was 17.2% compared to 7.3% for the corresponding period of fiscal 2019. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate increased for the second quarter of fiscal 2020 compared to the corresponding period of the prior year primarily due to the discrete tax charge on the sale of land in Sunnyvale, California and the differences in discrete benefits for stock-based compensation. Our effective tax rate increased for the first six months of fiscal 2020 compared to the corresponding period in the prior year primarily due to the discrete tax benefits related to the adoption of the new revenue standard in fiscal 2019, and the same items that impacted the second quarter effective tax rate.

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

During fiscal 2019, we adopted the new revenue accounting standard and, during the six months ended October 26, 2018, we recognized a $34 million discrete tax benefit for adjustments to certain intercompany transactions resulting from the retrospective application of the new revenue accounting standard.

As of October 25, 2019, we had $294 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $246 million would affect our provision for income taxes if recognized, and $251 million has been recorded in other long-term liabilities.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	October 25, 2019	April 26, 2019
Cash, cash equivalents and short-term investments	$2,987	$3,899
Principal amount of debt	$1,649	$1,799

The following is a summary of our cash flow activities:

	Six Months Ended
(In millions)	October 25, 2019	October 26, 2018
Net cash provided by operating activities	$257	$491
Net cash provided by investing activities	1,116	381
Net cash used in financing activities	(1,148)	(1,429)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(25)
Net increase (decrease) in cash, cash equivalents and restricted cash	$220	$(582)

Cash Flows

As of October 25, 2019, our cash, cash equivalents and short-term investments were $3.0 billion, a decrease of $0.9 billion from April 26, 2019. The decrease was primarily due to $750 million paid for the repurchase of our common stock, $400 million used for the repayment of our Senior Notes due September 2019, $226 million used for the payment of dividends, and $68 million in purchases of property and equipment, partially offset by $249 million in proceeds from the issuance of commercial paper notes, net, $96 million in proceeds from the sale of properties, and $257 million of cash provided by operating activities. Working capital decreased by $0.7 billion to $1.0 billion as of October 25, 2019 compared to April 26, 2019 primarily due to the decreases in cash, cash equivalents and short-term investments discussed above.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle:

	Three Months Ended
(In days)	October 25, 2019	April 26, 2019	October 26, 2018
Days sales outstanding (1)	52	70	46
Days inventory outstanding (2)	23	21	14
Days payables outstanding (3)	(78)	(87)	(79)
Cash conversion cycle (4)	(4)	3	(19)

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on ending accounts receivable and net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the quarters presented above). DSO for the second quarter of fiscal 2020 increased compared to the corresponding period of fiscal 2019 due to less favorable shipping linearity and the timing of shipments to certain large customers, while it decreased compared to the fourth quarter of fiscal 2019 due to lower seasonal invoicing levels and more favorable shipping linearity.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of revenues per day for the current quarter. DIO for the second quarter of fiscal 2020 increased compared to the corresponding period of fiscal 2019 as a result of higher levels of on hand inventory and lower cost of goods sold in the current year period, while it was relatively flat compared to the fourth quarter of fiscal 2019.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. DPO for the second quarter of fiscal 2020 was relatively consistent with the corresponding period of fiscal 2019, while it decreased compared to the fourth quarter of 2019, primarily due to the timing of purchases from contract manufacturers.

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

Cash Flows from Operating Activities

During the first six months of fiscal 2020, we generated cash from operating activities of $257 million, reflecting net income of $346 million, adjusted by non-cash depreciation and amortization of $99 million, stock-based compensation of $82 million, and a gain on sale of properties of $38 million, compared to $491 million of cash generated from operating activities during the first six months of fiscal 2019.

Changes in assets and liabilities in the first six months of fiscal 2020 included the following:

•	Accounts receivable decreased $435 million, reflecting lower DSO.
•	Accounts payable decreased $157 million, reflecting lower DPO.
•	Accrued expenses decreased $315 million, primarily due to employee compensation payouts related to fiscal year 2019 commissions and incentive compensation plans and payments of income taxes.
•

Deferred revenue and financed unearned services revenue decreased $197 million, primarily due to a decrease in deferred software and hardware maintenance contract revenues reflecting the seasonality of maintenance contract renewal activities.

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

Cash Flows from Investing Activities

During the first six months of fiscal 2020, we generated $1.1 billion from maturities and sales of investments, net of purchases, and paid $68 million for capital expenditures, while during the first six months of fiscal 2019, we generated $489 million from maturities and sales of investments, net of purchases, and paid $107 million for capital expenditures. Additionally, during the first six months of fiscal 2020, we received $96 million for the sale of land in Sunnyvale, California and paid $56 million net to acquire a privately-held company.

Cash Flows from Financing Activities

During the first six months of fiscal 2020, we used $750 million for the repurchase of fourteen million shares of our common stock, $226 million for the payment of dividends, and $400 million for the repayment of our Senior Notes due September 2019, partially offset by $249 million in proceeds from the issuance of commercial paper notes, net, compared to $1.1 billion used for the repurchase of fourteen million shares of common stock, $207 million used for the payment of dividends, and $135 million used for the repayment of commercial paper notes, net, during the first six months of fiscal 2019.

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

Liquidity

Our principal sources of liquidity as of October 25, 2019 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	October 25, 2019	April 26, 2019
Cash and cash equivalents	$2,545	$2,325
Short-term investments	442	1,574
Total	$2,987	$3,899

As of October 25, 2019 and April 26, 2019, $2.9 billion and $3.7 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.1 billion and $0.2 billion, respectively, were available in the U.S. The TCJA imposed a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the recognition of the impacts of the TCJA, we have reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 25, 2019.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 25, 2019 (in millions):

3.375% Senior Notes Due June 2021	$500
3.25% Senior Notes Due December 2022	250
3.30% Senior Notes Due September 2024	400
Total	$1,150

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of October 25, 2019, we had commercial paper notes outstanding with an aggregate principal amount of $499 million, a weighted-average interest rate of 2.20% and maturities ranging from 7 days to 91 days.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of October 25, 2019, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2020 to be between $75 million and $100 million.

Dividends and Stock Repurchase Program

On November 13, 2019, we declared a cash dividend of $0.48 per share of common stock, payable on January 22, 2020 to holders of record as of the close of business on January 3, 2020.

Our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through October 25, 2019, we repurchased a total of 327 million shares of our common stock at an average price of $38.20 per share, for an aggregate purchase price of $12.5 billion. As of October 25, 2019, the remaining authorized amount for stock repurchases under this program was $1.1 billion.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of October 25, 2019, we had $447 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of October 25, 2019, we had $5 million in construction related obligations and $244 million in other purchase obligations.

Unrecognized Tax Benefits

As of October 25, 2019, our liability for uncertain tax positions was $251 million, including interest, penalties and certain income tax benefits. Due to uncertainties regarding tax audits and their possible outcomes, we are unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $34 million and $43 million of receivables during the first six months of fiscal 2020 and fiscal 2019, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of October 25, 2019 and April 26, 2019, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of October 25, 2019, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of October 25, 2019, we had fixed income debt investments of $442 million. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of October 25, 2019 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $2 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of October 25, 2019, we have outstanding $1.2 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of October 25, 2019, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 25, 2019, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure. In particular, the current trade tensions between the U.S. and China, including newly imposed tariffs, and the United Kingdom’s pending withdrawal from the European Union, which is now scheduled to be effective on January 31, 2020, could impact our business and operating results. For products we manufacture in Mexico, tensions between the U.S. and Mexico related to trade and border security issues could delay our shipments to customers, or impact pricing or our business and operating results. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in emerging areas of technology such as artificial intelligence and machine learning. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. We have periodically reduced our workforce, including an 11% reduction announced in March 2016, a 6% reduction announced in November 2016, and more minor reductions announced in fiscal 2019 and fiscal 2020, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could be disruptive to our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results.

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

As of October 25, 2019, we had $1.2 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2021, 2022 and 2024, and we had an aggregate of $499 million of commercial paper notes outstanding with maturities ranging from 7 days to 91 days. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 25, 2019:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 27, 2019 - August 23, 2019	2,293	$48.23	319,390	$1,528
August 24, 2019 - September 20, 2019	3,077	$50.94	322,467	$1,371
September 21, 2019 - October 25, 2019	4,398	$52.90	326,865	$1,139
Total	9,768	$51.19

In May 2003, our Board of Directors approved a stock repurchase program. As of October 25, 2019, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Since inception of the program through October 25, 2019, we repurchased a total of 327 million shares of our common stock for an aggregate purchase price of $12.5 billion. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1	Retirement Agreement dated August 14, 2019 by and between the Company and Joel Reich	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ RONALD J. PASEK
Ronald J. Pasek
Executive Vice President and Chief Financial Officer

Date: November 18, 2019