Form 10-Q
period 2020-01-24
NetApp, Inc.
filed 2020-02-18
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2020

or

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

As of February 12, 2020, there were 221,177,029 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2020 NetApp, Inc. All Rights Reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, and the marks listed at http://www.netapp.com/TM are trademarks of NetApp, Inc. Other company and product names may be trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 24, 2020	April 26, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,705	$2,325
Short-term investments	303	1,574
Accounts receivable	821	1,216
Inventories	113	131
Other current assets	276	364
Total current assets	4,218	5,610
Property and equipment, net	740	759
Goodwill	1,770	1,735
Other intangible assets, net	43	47
Other non-current assets	712	590
Total assets	$7,483	$8,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$381	$542
Accrued expenses	660	851
Commercial paper notes	693	249
Current portion of long-term debt	—	400
Short-term deferred revenue and financed unearned services revenue	1,795	1,825
Total current liabilities	3,529	3,867
Long-term debt	1,146	1,144
Other long-term liabilities	748	797
Long-term deferred revenue and financed unearned services revenue	1,778	1,843
Total liabilities	7,201	7,651

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 222 and 240 shares issued and outstanding as of January 24, 2020 and April 26, 2019, respectively	321	1,133
Retained earnings	—	—
Accumulated other comprehensive loss	(39)	(43)
Total stockholders' equity	282	1,090
Total liabilities and stockholders' equity	$7,483	$8,741

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Revenues:
Product	$787	$967	$2,202	$2,755
Software maintenance	263	239	767	704
Hardware maintenance and other services	354	357	1,042	1,095
Net revenues	1,404	1,563	4,011	4,554
Cost of revenues:
Cost of product	360	469	1,013	1,295
Cost of software maintenance	12	10	33	25
Cost of hardware maintenance and other services	91	102	283	315
Total cost of revenues	463	581	1,329	1,635
Gross profit	941	982	2,682	2,919
Operating expenses:
Sales and marketing	402	401	1,196	1,218
Research and development	211	203	635	622
General and administrative	60	67	200	209
Restructuring charges	—	—	21	19
Gain on sale or derecognition of assets	—	—	(38)	—
Total operating expenses	673	671	2,014	2,068
Income from operations	268	311	668	851
Other income, net	8	8	26	33
Income before income taxes	276	319	694	884
Provision (benefit) for income taxes	(1)	70	71	111
Net income	$277	$249	$623	$773
Net income per share:
Basic	$1.23	$1.00	$2.67	$3.01
Diluted	$1.21	$0.98	$2.64	$2.94
Shares used in net income per share calculations:
Basic	226	250	233	257
Diluted	229	255	236	263

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

.	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019

Net income	$277	$249	$623	$773
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1)	(2)	(4)
Defined benefit obligations:
Reclassification adjustments related to defined benefit obligations	(1)	(1)	(2)	(2)
Income tax effect	—	1	1	1
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	—	8	22	7
Reclassification adjustments for gains included in net income	—	—	(14)	—
Unrealized losses on cash flow hedges:
Unrealized holding losses arising during the period	(2)	—	(1)	—
Other comprehensive income (loss)	(3)	7	4	2
Comprehensive income	$274	$256	$627	$775

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 24, 2020	January 25, 2019
Cash flows from operating activities:
Net income	$623	$773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146	149
Non-cash operating lease cost	39	—
Stock-based compensation	118	121
Deferred income taxes	(23)	(21)
Gain on sale or derecognition of assets	(38)	—
Other items, net	(16)	8
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	394	165
Inventories	18	22
Other operating assets	78	(42)
Accounts payable	(158)	(101)
Accrued expenses	(273)	(85)
Deferred revenue and financed unearned services revenue	(93)	17
Long-term taxes payable	(133)	(60)
Other operating liabilities	(5)	(4)
Net cash provided by operating activities	677	942
Cash flows from investing activities:
Purchases of investments	(12)	(22)
Maturities, sales and collections of investments	1,300	683
Purchases of property and equipment	(100)	(138)
Proceeds from sale of properties	96	—
Acquisitions of businesses, net of cash acquired	(56)	(3)
Other investing activities, net	(1)	1
Net cash provided by investing activities	1,227	521
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	102	118
Payments for taxes related to net share settlement of stock awards	(77)	(92)
Repurchase of common stock	(1,250)	(1,611)
Proceeds from (repayments of) commercial paper notes, net	443	(221)
Repayment of long-term debt	(400)	—
Dividends paid	(334)	(306)
Other financing activities, net	(4)	(5)
Net cash used in financing activities	(1,520)	(2,117)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	380	(671)
Cash, cash equivalents and restricted cash:
Beginning of period	2,331	2,947
End of period	$2,711	$2,276

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

(Unaudited)

	Three Months Ended January 24, 2020
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, October 25, 2019	229	$572	$—	$(36)	$536
Net income	—	—	277	—	277
Other comprehensive loss	—	—	—	(3)	(3)
Issuance of common stock under employee stock award plans, net of taxes	1	44	—	—	44
Repurchase of common stock	(8)	(223)	(277)	—	(500)
Stock-based compensation	—	36	—	—	36
Cash dividends declared ($0.48 per common share)	—	(108)	—	—	(108)
Balances, January 24, 2020	222	$321	$—	$(39)	$282

	Three Months Ended January 25, 2019
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, October 26, 2018	254	$1,605	$—	$(75)	$1,530
Net income	—	—	249	—	249
Other comprehensive income	—	—	—	7	7
Issuance of common stock under employee stock award plans, net of taxes	1	50	—	—	50
Repurchase of common stock	(8)	(301)	(249)	—	(550)
Stock-based compensation	—	43	—	—	43
Cash dividends declared ($0.40 per common share)	—	(99)	—	—	(99)
Balances, January 25, 2019	247	$1,298	$—	$(68)	$1,230

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended January 24, 2020
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, April 26, 2019	240	$1,133	$—	$(43)	$1,090
Cumulative-effect of adoption of ASC 842	—	—	6	—	6
Net income	—	—	623	—	623
Other comprehensive income	—	—	—	4	4
Issuance of common stock under employee stock award plans, net of taxes	4	25	—	—	25
Repurchase of common stock	(22)	(621)	(629)	—	(1,250)
Stock-based compensation	—	118	—	—	118
Cash dividends declared ($1.44 per common share)	—	(334)	—	—	(334)
Balances, January 24, 2020	222	$321	$—	$(39)	$282

	Nine Months Ended January 25, 2019
			Retained	Accumulated
	Common Stock and		Earnings	Other
	Additional Paid-in Capital		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Loss	Total
	(In millions, except per share amounts)
Balances, April 27, 2018	263	$2,355	$(9)	$(70)	$2,276
Cumulative-effect of adoption of ASU 2016-16	—	—	(51)	—	(51)
Net income	—	—	773	—	773
Other comprehensive income	—	—	—	2	2
Issuance of common stock under employee stock award plans, net of taxes	6	26	—	—	26
Repurchase of common stock	(22)	(898)	(713)	—	(1,611)
Stock-based compensation	—	121	—	—	121
Cash dividends declared ($1.20 per common share)	—	(306)	—	—	(306)
Balances, January 25, 2019	247	$1,298	$—	$(68)	$1,230

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 26, 2019 contained in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 24, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

There have been no other significant changes in our significant accounting policies as of and for the nine months ended January 24, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 26, 2019.

2. Recent Accounting Standards Not Yet Effective

Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting standards update on the measurement of credit losses on financial instruments. The standard introduces a new model for measuring and recognizing credit losses on financial instruments, requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires that credit losses be recorded through an allowance for credit losses. This new standard will be effective for us in our first quarter of fiscal 2021, and we do not plan to early adopt. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings, though a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Based on the composition of our investment portfolio, current market conditions, and historical credit loss activity, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 26, 2019	$1,735
Additions	35
Balance as of January 24, 2020	$1,770

Purchased intangible assets, net are summarized below (in millions):

	January 24, 2020			April 26, 2019
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$186	$(143)	$43	$160	$(113)	$47
Customer contracts/relationships	—	—	—	41	(41)	—
Total purchased intangible assets	$186	$(143)	$43	$201	$(154)	$47

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statements of
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019	Operations Classification
Developed technology	$8	$10	$30	$28	Cost of revenues
Customer contracts/relationships	—	3	—	10	Operating expenses
Total	$8	$13	$30	$38

As of January 24, 2020, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$8
2021	25
2022	9
2023	1
Total	$43

5. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	January 24, 2020	April 26, 2019
Cash and cash equivalents	$2,705	$2,325
Restricted cash	6	6
Cash, cash equivalents and restricted cash	$2,711	$2,331

Inventories (in millions):

	January 24, 2020	April 26, 2019
Purchased components	$18	$8
Finished goods	95	123
Inventories	$113	$131

Property and equipment, net (in millions):

	January 24, 2020	April 26, 2019
Land	$104	$106
Buildings and improvements	610	605
Leasehold improvements	87	86
Computer, production, engineering and other equipment	844	817
Computer software	359	357
Furniture and fixtures	107	105
Construction-in-progress	26	10
	2,137	2,086
Accumulated depreciation and amortization	(1,397)	(1,327)
Property and equipment, net	$740	$759

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

Other non-current assets (in millions):

	January 24, 2020	April 26, 2019
Deferred tax assets	$222	$201
Operating lease ROU assets	142	—
Other assets	348	389
Other non-current assets	$712	$590

Other non-current assets as of each January 24, 2020 and April 26, 2019 includes $78 million for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited, a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019.

Accrued expenses (in millions):

	January 24, 2020	April 26, 2019
Accrued compensation and benefits	$285	$433
Product warranty liabilities	26	25
Operating lease liabilities	50	—
Other current liabilities	299	393
Accrued expenses	$660	$851

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Balance at beginning of period	$40	$39	$40	$40
Expense accrued during the period	7	6	19	16
Warranty costs incurred	(6)	(6)	(18)	(17)
Balance at end of period	$41	$39	$41	$39

	January 24, 2020	April 26, 2019
Accrued expenses	$26	$25
Other long-term liabilities	15	15
Total warranty liabilities	$41	$40

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	January 24, 2020	April 26, 2019
Liability for uncertain tax positions	$167	$252
Income taxes payable	399	447
Product warranty liabilities	15	15
Operating lease liabilities	99	—
Other liabilities	68	83
Other long-term liabilities	$748	$797

Other income, net (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Interest income	$10	$22	$41	$68
Interest expense	(14)	(16)	(41)	(44)
Other income, net	12	2	26	9
Total other income, net	$8	$8	$26	$33

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 9 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Nine Months Ended
	January 24, 2020	January 25, 2019
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$7	$6
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$266	$150
Interest paid	$40	$41

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

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Product revenues	$787	$967	$2,202	$2,755
Strategic	483	517	1,262	1,477
Mature	304	450	940	1,278
Software maintenance revenues	263	239	767	704
Hardware maintenance and other services revenues	354	357	1,042	1,095
Hardware maintenance support contracts	293	292	863	898
Professional and other services	61	65	179	197
Net revenues	$1,404	$1,563	$4,011	$4,554

Revenues by geographic region are presented in Note 15 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	January 24, 2020	April 26, 2019
Deferred product revenue	$73	$84
Deferred services revenue	3,439	3,502
Financed unearned services revenue	61	82
Total	$3,573	$3,668

Reported as:
Short-term	$1,795	$1,825
Long-term	1,778	1,843
Total	$3,573	$3,668

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

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Nine Months Ended
	January 24, 2020	January 25, 2019
Balance at beginning of period	$3,668	$3,363
Additions	1,759	1,820
Revenue recognized during the period	(1,854)	(1,826)
Balance at end of period	$3,573	$3,357

During the nine months ended January 24, 2020 and January 25, 2019, we recognized $1,504 million and $1,410 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of January 24, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,573 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 50% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 25% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following tables summarize the activity related to deferred commissions and their balances as reported in our condensed consolidated balance sheets (in millions):

	Nine Months Ended
	January 24, 2020	January 25, 2019
Balance at beginning of period	$172	$137
Additions	52	62
Expense recognized during the period	(72)	(60)
Balance at end of period	$152	$139

	January 24, 2020	April 26, 2019
Other current assets	$64	$75
Other non-current assets	88	97
Total deferred commissions	$152	$172

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

Investments

The following is a summary of our investments (in millions):

	January 24, 2020				April 26, 2019
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$219	$1	$—	$220	$1,359	$2	$(8)	$1,353
U.S. Treasury and government debt securities	83	—	—	83	214	—	(1)	213
Certificates of deposit	159	—	—	159	117	—	—	117
Mutual funds	38	—	—	38	35	—	—	35
Total debt and equity securities	$499	$1	$—	$500	$1,725	$2	$(9)	$1,718

 During the nine months ended January 24, 2020, we sold approximately $1.0 billion of corporate bonds held by foreign subsidiaries and recognized a gain on sale of $14 million, which is presented in other income, net on our condensed consolidated statement of operations.

The following table presents the contractual maturities of our debt investments as of January 24, 2020 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$368	$368
Due after one year through five years	88	89
Due after five years through ten years	5	5
	$461	$462

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 24, 2020
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,546	$2,546	$—
Corporate bonds	$220	—	220
U.S. Treasury and government debt securities	$83	56	27
Certificates of deposit	$159	—	159
Total cash, cash equivalents and short-term investments	$3,008	$2,602	$406
Other items:
Mutual funds (1)	$8	$8	$—
Mutual funds (2)	$30	$30	$—
Foreign currency exchange contracts assets (1)	$3	$—	$3

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of January 24, 2020 and April 26, 2019, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of January 24, 2020 and April 26, 2019, the fair value of our long-term debt was approximately $1,185 million and $1,553 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

		January 24, 2020	April 26, 2019
	Effective Interest Rate	Amount	Amount
2.00% Senior Notes Due September 2019	2.32%	$—	$400
3.375% Senior Notes Due June 2021	3.54%	500	500
3.25% Senior Notes Due December 2022	3.43%	250	250
3.30% Senior Notes Due September 2024	3.42%	400	400
Total principal amount		1,150	1,550
Unamortized discount and issuance costs		(4)	(6)
Total senior notes		1,146	1,544
Less: Current portion of long-term debt		—	(400)
Total long-term debt		$1,146	$1,144

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 24, 2020, we were in compliance with all covenants associated with the Senior Notes.

As of January 24, 2020, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2022	$500
2023	250
2025	400
Total	$1,150

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of January 24, 2020 and April 26, 2019, we had commercial paper notes outstanding with aggregate principal amounts of $694 million and $249 million, respectively, weighted-average interest rates of 1.97% and 2.73%, respectively, and maturities generally less than three months.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended in July 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of January 24, 2020 we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

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

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended	Nine Months Ended
	January 24, 2020	January 24, 2020
Operating lease cost	$13	$42
Variable lease cost	4	12
Total lease cost	$17	$54

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

Nine Months Ended
January 24, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$43
Right-of-use assets obtained in exchange for new operating lease obligations	$32

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

January 24, 2020
Other non-current assets	$142
Total operating lease ROU assets	$142

Accrued expenses	$50
Other long-term liabilities	99
Total operating lease liabilities	$149

Weighted Average Remaining Lease Term	4.0 years

Weighted Average Discount Rate	2.7%

Future minimum operating lease payments as of January 24, 2020 are as follows (in millions):

Operating Leases
Fiscal 2020 (remainder)	$14
Fiscal 2021	51
Fiscal 2022	37
Fiscal 2023	22
Fiscal 2024	15
Thereafter	19
Total lease payments	$158
Less: Interest	(9)
Total	$149

Prior to our adoption of the new lease standard, future minimum operating lease payments as of April 26, 2019, which were undiscounted and excluded non-lease components, were as follows (in millions):

Operating Leases
Fiscal 2020	$47
Fiscal 2021	38
Fiscal 2022	26
Fiscal 2023	14
Fiscal 2024	10
Thereafter	16
Total lease payments	$151

10. Stockholders’ Equity

Equity Incentive Awards

As of January 24, 2020, we have certain equity incentive awards (awards) outstanding, which include stock options and restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs). Also outstanding are purchase rights under our Employee Stock Purchase Plan (ESPP). During the second quarter of fiscal 2020, the 1999 Stock Option Plan, under which stock options and RSUs are granted, was extended for a 10 year term.

Stock Options

Less than 1 million options were outstanding as of January 24, 2020 and April 26, 2019.

Information related to our stock options is summarized below (in millions):

	Nine Months Ended
	January 24, 2020	January 25, 2019
Intrinsic value of exercises	$4	$28
Proceeds received from exercises	$4	$23
Fair value of options vested	$1	$2

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Restricted Stock Units

In the nine months ended January 24, 2020, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria, in addition to the service based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate three year performance period, which began on the date specified in the grant agreements and ends the last day of fiscal 2022. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the current year, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of fiscal 2022. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. For the remaining PBRSUs granted, the number of shares issued will depend upon our achievement against a cumulative Adjusted Operating Income (AOI) target, as defined in the grant agreements, for the three year period from fiscal 2020 through 2022. The fair values of these awards were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of all PBRSUs granted in the current year was $18 million, which is being recognized to compensation expense over the remaining applicable performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 26, 2019	8	$45.68
Granted	3	$52.54
Vested	(3)	$38.74
Forfeited	(1)	$47.80
Outstanding as of January 24, 2020	7	$51.79

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Nine Months Ended
	January 24, 2020	January 25, 2019
Shares withheld for taxes	1	1
Fair value of shares withheld	$77	$92

 Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Nine Months Ended
	January 24, 2020	January 25, 2019
Shares issued under the ESPP	2	3
Proceeds from issuance of shares	$98	$96

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Cost of product revenues	$1	$1	$3	$2
Cost of hardware maintenance and other services revenues	2	3	7	8
Sales and marketing	15	19	50	52
Research and development	13	13	41	37
General and administrative	5	7	17	22
Total stock-based compensation expense	$36	$43	$118	$121
Income tax benefit for stock-based compensation expense	$3	$1	$11	$11

As of January 24, 2020, total unrecognized compensation expense related to our equity awards was $315 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.1 years.

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

The following table summarizes activity related to this program for the nine months ended January 24, 2020 (in millions, except per share amounts):

Number of shares repurchased	22
Average price per share	$57.36
Aggregate purchase price	$1,250
Remaining authorization at end of period	$639

The aggregate purchase price of our stock repurchases for the nine months ended January 24, 2020 consisted of $1,250 million of open market purchases, of which $621 million and $629 million were allocated to additional paid-in capital and retained earnings, respectively.

Since the May 13, 2003 inception of our stock repurchase program through January 24, 2020, we repurchased a total of 335 million shares of our common stock at an average price of $38.76 per share, for an aggregate purchase price of $13.0 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Nine Months Ended
	January 24, 2020	January 25, 2019
Dividends per share declared	$1.44	$1.20
Dividend payments allocated to additional paid-in capital	$334	$306
Dividend payments allocated to retained earnings	$—	$—

On February 12, 2020, we declared a cash dividend of $0.48 per share of common stock, payable on April 22, 2020 to holders of record as of the close of business on April 3, 2020. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 26, 2019	$(34)	$(3)	$(7)	$1	$(43)
Other comprehensive income (loss), net of tax	(2)	—	22	(1)	19
Amounts reclassified from AOCI, net of tax	—	(1)	(14)	—	(15)
Total other comprehensive income (loss)	(2)	(1)	8	(1)	4
Balance as of January 24, 2020	$(36)	$(4)	$1	$—	$(39)

During the first nine months of fiscal 2020, realized gains of $14 million from the sale of available-for-sale debt securities were recorded in other income, net on our condensed consolidated statements of operations.

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 24, 2020 or April 26, 2019. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 24, 2020	April 26, 2019
Cash Flow Hedges
Forward contracts purchased	$171	$103
Balance Sheet Contracts
Forward contracts sold	$60	$121
Forward contracts purchased	$221	$363

The effect of cash flow hedges recognized in net revenues on our condensed consolidated statements of operations was immaterial in all periods presented.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
	Gain (Loss) Recognized in Income		Gain (Loss) Recognized in Income
Foreign currency exchange contracts	$5	$(2)	$2	$10

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

Management has previously approved several restructuring actions, including the May 2018 Plan and April 2019 Plan, under which we reduced our global workforce by less than 2%, and approximately 1%, respectively. Charges related to our restructuring plans consisted primarily of employee severance-related costs. Substantially all activities under the May 2018 Plan were complete as of the end of fiscal 2019, and substantially all activities under the April 2019 Plan were complete as of the end of the third quarter of fiscal 2020.

Activities related to our restructuring plans are summarized as follows (in millions):

	Nine Months Ended				Nine Months Ended
	January 24, 2020				January 25, 2019
	May 2019 Plan	April 2019 Plan	November 2016 Plan	Total	May 2018 Plan	November 2016 Plan	Total
Balance at beginning of period	$—	$15	$4	$19	$—	$6	$6
Net charges	21	—	—	21	19	—	19
Cash payments	(20)	(14)	—	(34)	(18)	(2)	(20)
Other	—	—	(4)	(4)	—	—	—
Balance at end of period	$1	$1	$—	$2	$1	$4	$5

Upon adoption of the new lease accounting standard in the first quarter of fiscal 2020, the remaining lease-related liabilities associated with the November 2016 Plan were recognized as a reduction to the lease right-of-use asset recorded at transition.

13. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 24, 2020	January 25, 2019
Effective tax rates	10.2%	12.6%

Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations, being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory tax rate. The differences in effective tax rates for the nine months ended January 24, 2020 and January 25, 2019 were primarily due to discrete tax benefits, including lapses of statutes of limitations and tax on the sale of land in Sunnyvale, California in fiscal 2020, and the differences in discrete tax benefits for stock-based compensation and the adoption of the new revenue standard in fiscal 2019.

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

We recognized a $50 million discrete tax benefit related to the lapse of certain statutes of limitations in the third quarter of fiscal 2020. During fiscal 2019, we adopted the new revenue accounting standard and for the nine months ended January 25, 2019, we recognized a $34 million discrete tax benefit for adjustments to certain intercompany transactions resulting from the retrospective application of the new revenue accounting standard.

As of January 24, 2020, we had $187 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $165 million would affect our provision for income taxes if recognized, and $167 million has been recorded in other long-term liabilities.

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

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Numerator:
Net income	$277	$249	$623	$773
Denominator:
Shares used in basic computation	226	250	233	257
Dilutive impact of employee equity award plans	3	5	3	6
Shares used in diluted computation	229	255	236	263
Net Income per Share:
Basic	$1.23	$1.00	$2.67	$3.01
Diluted	$1.21	$0.98	$2.64	$2.94

Three million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the three and nine months ended January 24, 2020, while less than 1 million potential shares were excluded from the calculation for the three and nine months ended January 25, 2019, as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
United States, Canada and Latin America (Americas)	$695	$814	$2,101	$2,525
Europe, Middle East and Africa (EMEA)	494	523	1,298	1,382
Asia Pacific (APAC)	215	226	612	647
Net revenues	$1,404	$1,563	$4,011	$4,554

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $620 million and $744 million during the three months ended January 24, 2020 and January 25, 2019, respectively, and were $1,897 million and $2,294 million during the nine months ended January 24, 2020 and January 25, 2019, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	January 24, 2020	April 26, 2019
U.S.	$551	$159
International	2,457	3,740
Total	$3,008	$3,899

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 24, 2020	April 26, 2019
U.S.	$555	$572
International	185	187
Total	$740	$759

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Arrow Electronics, Inc.	25%	25%	25%	24%
Tech Data Corporation	20%	20%	20%	19%

The following customers accounted for 10% or more of accounts receivable:

	January 24, 2020	April 26, 2019
Arrow Electronics, Inc.	10%	11%
Tech Data Corporation	15%	24%

16. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of January 24, 2020, we had $486 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 24, 2020 and April 26, 2019, such liability amounted to $10 million and $16 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of January 24, 2020, we had $7 million in construction related obligations and $234 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $49 million and $54 million of receivables during the nine months ended January 24, 2020 and January 25, 2019, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of January 24, 2020 and April 26, 2019, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of January 24, 2020, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of January 24, 2020 related to such matters.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts, percentages and cash conversion cycle):

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Net revenues	$1,404	$1,563	$4,011	$4,554
Gross profit	$941	$982	$2,682	$2,919
Gross profit margin percentage	67%	63%	67%	64%
Income from operations	$268	$311	$668	$851
Income from operations as a percentage of net revenues	19%	20%	17%	19%
Net income	$277	$249	$623	$773
Diluted net income per share	$1.21	$0.98	$2.64	$2.94
Operating cash flows	$420	$451	$677	$942

	January 24, 2020	April 26, 2019
Deferred revenue and financed unearned services revenue	$3,573	$3,668
Cash conversion cycle (days)	1	3

Stock Repurchase Program and Dividend Activity

During the first nine months of fiscal 2020, we repurchased 22 million shares of our common stock at an average price of $57.36 per share, for an aggregate of $1,250 million. We also declared aggregate cash dividends of $1.44 per share in that period, for which we paid an aggregate of $334 million.

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

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Revenues:
Product	56%	62%	55%	60%
Software maintenance	19	15	19	15
Hardware maintenance and other services	25	23	26	24
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	26	30	25	28
Cost of software maintenance	1	1	1	1
Cost of hardware maintenance and other services	6	7	7	7
Gross profit	67	63	67	64
Operating expenses:
Sales and marketing	29	26	30	27
Research and development	15	13	16	14
General and administrative	4	4	5	5
Restructuring charges	—	—	1	—
Gain on sale or derecognition of assets	—	—	(1)	—
Total operating expenses	48	43	50	45
Income from operations	19	20	17	19
Other income, net	1	1	1	1
Income before income taxes	20	20	17	19
Provision (benefit) for income taxes	—	4	2	2
Net income	20%	16%	16%	17%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the third quarter and first nine months of fiscal 2020 were $1,404 million and $4,011 million, respectively, reflecting a decrease of $159 million, or 10%, and $543 million, or 12%, respectively, compared to the corresponding periods of the prior year, primarily reflecting lower product revenues, partially offset by a slight increase in software maintenance revenues. Hardware maintenance and other services revenues decreased slightly compared to the corresponding periods of the prior year.

Gross profit as a percentage of net revenues for the third quarter and first nine months of fiscal 2020 increased by four percentage points and three percentage points, respectively, compared to the corresponding periods in fiscal 2019, primarily reflecting higher margins on product revenues and hardware maintenance and other services revenues. Gross profit margins on product revenues increased by three percentage points in the third quarter of fiscal 2020 and by one percentage point in the first nine months of fiscal 2020, compared to the corresponding periods of fiscal 2019. Gross profit margins in both the third quarter and first nine months of fiscal 2020 benefitted from a higher mix of All Flash FAS (AFF) product sales and cost reductions. These benefits were partially offset in the first nine months of fiscal 2020 by high-margin revenue recognized related to the software license components of several ELAs in the corresponding period of fiscal 2019, which did not repeat in fiscal 2020.

Sales and marketing, research and development, and general and administrative expenses for the third quarter and the first nine months of fiscal 2020 totaled $673 million, or 48% of net revenues and $2,031 million, or 51% of revenues, respectively, representing an increase of five percentage points and six percentage points, respectively, when compared to the corresponding periods of fiscal 2019, primarily due to lower net revenues in the current year periods.

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Net revenues	$1,404	$1,563	(10)%	$4,011	$4,554	(12)%

The decrease in net revenues for the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of fiscal 2019 was primarily due to a decrease in product revenues of $180 million and $553 million, respectively. Product revenues as a percentage of net revenues decreased by approximately six percentage points in each the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of fiscal 2019.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
Arrow Electronics, Inc.	25%	25%	25%	24%
Tech Data Corporation	20%	20%	20%	19%

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Product revenues	$787	$967	(19)%	$2,202	$2,755	(20)%

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

Under the revised Strategic and Mature product groupings, as described in the Overview section above, product revenues from strategic solutions represented 61% and 57% of product revenues in the third quarter and first nine months of fiscal 2020, respectively, compared to 53% and 54% in the corresponding periods of the prior year, respectively. Product revenues from mature solutions represented 39% and 43% of product revenues in the third quarter and first nine months of fiscal 2020, respectively, compared to 47% and 46% in the corresponding periods of the prior year, respectively.

Product revenues declined in the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of the prior year primarily due less favorable macroeconomic conditions, lower enterprise IT spending and, in the first quarter of fiscal 2020, go-to-market execution issues experienced with some of our largest global customer accounts.

Total product revenues from strategic solutions totaled $483 million in the third quarter of fiscal 2020 reflecting a 7% decrease from $517 million in the third quarter of fiscal 2019. Total product revenues from strategic solutions totaled $1,262 million in the first nine months of fiscal 2020 reflecting a 15% decrease from $1,477 million in the first nine months of fiscal 2019. These decreases were primarily due to decreased sales of most product types in the current year periods. A portion of the decrease in the first nine months of fiscal 2020 was also attributable to a substantial amount of revenue recognized in the corresponding prior year period related to the software license components of several ELAs which did not repeat in fiscal 2020.

Total product revenue from mature solutions totaled $304 million in the third quarter of fiscal 2020 reflecting a 32% decrease from $450 million in the third quarter of fiscal 2019. Total product revenue from mature solutions totaled $940 million in the first nine months of fiscal 2020 reflecting a 26% decrease from $1,278 million in the first nine months of fiscal 2019. These decreases were primarily due to decreased sales of FAS Hybrid and OEM products, as well as add-on storage, in the current year periods.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Software maintenance revenues	$263	$239	10%	$767	$704	9%

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

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Hardware maintenance and other services revenues	$354	$357	(1)%	$1,042	$1,095	(5)%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were relatively flat at $293 million for the third quarter of fiscal 2020, compared to $292 million, for the third quarter of fiscal 2019, while they decreased slightly to $863 million in the first nine months of fiscal 2020 compared to $898 million for the corresponding period of the prior year, primarily due to a decline in average selling price on contracts executed more recently.

Professional services and educational and training services revenues were $61 million and $179 million, respectively, for the third quarter and first nine months of fiscal 2020, compared to $65 million and $197 million, respectively, for the corresponding periods of the prior year.

Revenues by Geographic Area:

	Three Months Ended		Nine Months Ended
	January 24, 2020	January 25, 2019	January 24, 2020	January 25, 2019
United States, Canada and Latin America (Americas)	50%	52%	52%	55%
Europe, Middle East and Africa (EMEA)	35%	33%	32%	30%
Asia Pacific (APAC)	15%	14%	15%	14%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. During the third quarter and first nine months of fiscal 2020, Americas revenues were negatively impacted by general macroeconomic conditions in the region and, in the first quarter of fiscal 2020, go-to-market execution issues with some of our largest customer accounts, which was reflected in the geographic distribution of revenues as a percentage of net revenues in the fiscal 2020 periods compared to the corresponding periods of fiscal 2019.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Cost of product revenues	$360	$469	(23)%	$1,013	$1,295	(22)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2020 to Fiscal 2019	Fiscal 2020 to Fiscal 2019
	Percentage Change Points	Percentage Change Points
Materials costs	(23)	(23)
Other	—	1
Total change	(23)	(22)

Cost of product revenues represented 46% of product revenues for the third quarter and first nine months of fiscal 2020, compared to 49% and 47% for the third quarter and first nine months of fiscal 2019, respectively. Materials costs represented 87% and 85% of product costs for the third quarter and first nine months of fiscal 2020, respectively, compared to 90% in the corresponding periods of fiscal 2019.

Materials costs decreased $107 million and $297 million in the third quarter and first nine months of fiscal 2020, respectively, compared to the corresponding periods of the prior year, primarily due to a decline in product revenue and, to a lesser extent, a decline in the price of certain product components. The average unit materials costs of both AFF and FAS Hybrid systems decreased in the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of fiscal 2019.

Margins on revenue recognized for strategic solutions increased during the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of fiscal 2019, while margins for mature solutions decreased.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Cost of software maintenance revenues	$12	$10	20%	$33	$25	32%

Cost of software maintenance revenues in dollars were relatively flat in the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of fiscal 2019 and represented 5% of software maintenance revenues for the third quarter of fiscal 2020, 4% for the first nine months of fiscal 2020, and 4% for each of the corresponding periods of fiscal 2019.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Cost of hardware maintenance and other services revenues	$91	$102	(11)%	$283	$315	(10)%

Cost of hardware maintenance and other services revenues decreased by $11 million, or 11%, and $32 million, or 10%, respectively, for the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of fiscal 2019 as a result of cost savings initiatives, and , for the first nine months of fiscal 2020, the decrease in hardware maintenance and other services revenues. Costs represented 26% and 27% of hardware maintenance and other services revenues in the third quarter and first nine months of fiscal 2020, respectively, compared to 29% in the third quarter and first nine months of fiscal 2019.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased by $8 million and $21 million in the third quarter and first nine months of fiscal 2020, respectively, compared to the corresponding periods of the prior year, each representing a decrease of 1%, primarily due to lower incentive compensation expense and stock-based compensation expense, partially offset by higher salaries expense, reflecting a 2% increase in average headcount in the fiscal 2020 periods. Compensation costs were also favorably impacted by foreign exchange rate fluctuations in the first nine months of fiscal 2020.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Sales and marketing expenses	$402	$401	—%	$1,196	$1,218	(2)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense.

	Three Months Ended	Nine Months Ended
	Fiscal 2020 to Fiscal 2019	Fiscal 2020 to Fiscal 2019
	Percentage Change Points	Percentage Change Points
Compensation costs	(2)	(2)
Advertising and marketing promotional expense	1	(1)
Other	1	1
Total change	—	(2)

The decrease in compensation costs for the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of the prior year reflected a 2% decrease in average headcount in each of the current year periods. Advertising and marketing promotional expense was relatively flat in the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of the prior year, with the minor variations due primarily to the timing of marketing events and promotions. Sales and marketing expenses in the first nine months of fiscal 2020 also benefitted slightly from foreign exchange rate fluctuations.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Research and development expenses	$211	$203	4%	$635	$622	2%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2020 to Fiscal 2019	Fiscal 2020 to Fiscal 2019
	Percentage Change Points	Percentage Change Points
Compensation costs	2	2
Development projects and outside services	1	(1)
Other	1	1
Total change	4	2

The increase in compensation costs for the third quarter and first nine months of fiscal 2020 compared to the corresponding periods in the prior year was attributable to an increase in average headcount of 9% and 8%, respectively, resulting in higher salaries and benefits expense, partially offset by lower incentive compensation expense. The increase in headcount reflects our investment in additional engineering resources to support the expansion and enhancement of products and solutions targeted at our most important customer and market opportunities. Development projects and outside services expense was relatively flat in the third quarter and first nine months of fiscal 2020 with the minor fluctuations due to timing of development efforts for new product introductions.

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
General and administrative expenses	$60	$67	(10)%	$200	$209	(4)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Three Months Ended	Nine Months Ended
	Fiscal 2020 to Fiscal 2019	Fiscal 2020 to Fiscal 2019
	Percentage Change Points	Percentage Change Points
Compensation costs	(4)	(7)
Professional and legal fees and outside services	(2)	7
Facilities and IT support costs	(2)	(4)
Other	(2)	—
Total change	(10)	(4)

While average headcount increased in the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of the prior year, compensation costs decreased because a greater percentage of employees were located in lower cost geographies. The fluctuations in professional and legal fees and outside services expense in the third quarter and the first nine months of fiscal 2020 were primarily due to the timing of our spend on business transformation projects, while the decreases in facilities and IT support costs were primarily due to lower spending levels on IT projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Restructuring charges	$—	$—	NM	$21	$19	11%

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

Gain on sale or derecognition of assets (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Gain on sale or derecognition of assets	$—	$—	NM	$(38)	$—	NM

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

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Interest income	$10	$22	(55)%	$41	$68	(40)%
Interest expense	(14)	(16)	(13)%	(41)	(44)	(7)%
Other income, net	12	2	NM	26	9	189%
Total	$8	$8	—%	$26	$33	(21)%

NM – Not Meaningful

Interest income decreased in the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of the prior year due to a reduction in the size of our investment portfolio as a result of our sale of approximately $1.0 billion of available-for-sale debt securities in the first quarter of fiscal 2020. Other income, net increased in the first nine months of fiscal 2020 compared to the corresponding period of fiscal 2019 as a result of the $14 million gain we realized from the sale of these securities, while it increased in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 primarily due to differences in foreign exchange gains and losses. Interest expense remained relatively flat in the third quarter and first nine months of fiscal 2020 compared to the corresponding periods of the prior year, as we repaid our maturing Senior Notes but increased our average outstanding commercial paper balance.

Provision (Benefit) for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2020	January 25, 2019	% Change	January 24, 2020	January 25, 2019	% Change
Provision (benefit) for income taxes	$(1)	$70	(101)%	$71	$111	(36)%

Our effective tax rate for the third quarter of fiscal 2020 was (0.4)% compared to 21.9% for the third quarter of fiscal 2019. Our effective tax rate for the first nine months of fiscal 2020 was 10.2% compared to 12.6% for the corresponding period of fiscal 2019. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate decreased for the third quarter of fiscal 2020 compared to the corresponding period of the prior year primarily due to the discrete tax benefits related to the lapse of statues of limitations and the differences in discrete tax benefits for stock-based compensation. Our effective tax rate decreased for the first nine months of fiscal 2020 compared to the corresponding period in the prior year primarily due to the same items that impacted the effective tax rate for the third quarter of fiscal 2020, partially offset by the discrete tax benefits related to the adoption of the new revenue standard in fiscal 2019.

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

We recognized a $50 million discrete tax benefit related to the lapse of certain statutes of limitations in the third quarter of fiscal 2020. During fiscal 2019, we adopted the new revenue accounting standard and, during the nine months ended January 25, 2019, we recognized a $34 million discrete tax benefit for adjustments to certain intercompany transactions resulting from the retrospective application of the new revenue accounting standard.

As of January 24, 2020, we had $187 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $165 million would affect our provision for income taxes if recognized, and $167 million has been recorded in other long-term liabilities.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	January 24, 2020	April 26, 2019
Cash, cash equivalents and short-term investments	$3,008	$3,899
Principal amount of debt	$1,844	$1,799

The following is a summary of our cash flow activities:

	Nine Months Ended
(In millions)	January 24, 2020	January 25, 2019
Net cash provided by operating activities	$677	$942
Net cash provided by investing activities	1,227	521
Net cash used in financing activities	(1,520)	(2,117)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	$380	$(671)

Cash Flows

As of January 24, 2020, our cash, cash equivalents and short-term investments were $3.0 billion, a decrease of $0.9 billion from April 26, 2019. The decrease was primarily due to $1.3 billion paid for the repurchase of our common stock, $400 million used for the repayment of our Senior Notes due September 2019, $334 million used for the payment of dividends, and $100 million in purchases of property and equipment, partially offset by $443 million in proceeds from the issuance of commercial paper notes, net, $96 million in proceeds from the sale of properties, and $677 million of cash provided by operating activities. Working capital decreased by $1.0 billion to $0.7 billion as of January 24, 2020 compared to April 26, 2019 primarily due to the decreases in cash, cash equivalents and short-term investments discussed above.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle:

	Three Months Ended
(In days)	January 24, 2020	April 26, 2019	January 25, 2019
Days sales outstanding (1)	53	70	51
Days inventory outstanding (2)	22	21	16
Days payables outstanding (3)	(75)	(87)	(78)
Cash conversion cycle (4)	1	3	(11)

Days may not add due to rounding

(1)

Days sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on ending accounts receivable and net revenue for each period. DSO is calculated by dividing accounts receivable by average net revenue per day for the current quarter (91 days for each of the quarters presented above). DSO for the third quarter of fiscal 2020 was relatively flat compared to the corresponding period of fiscal 2019, while it decreased compared to the fourth quarter of fiscal 2019 due to lower seasonal invoicing levels and more favorable shipping linearity.

(2)

Days inventory outstanding, referred to as DIO, measures the average number of days from procurement to sale of our products. DIO is based on ending inventory and cost of revenues for each period. DIO is calculated by dividing ending inventory by average cost of revenues per day for the current quarter. DIO for the third quarter of fiscal 2020 increased compared to the corresponding period of fiscal 2019 as a result of higher levels of on hand inventory and lower cost of revenues in the current year period, while it was relatively flat compared to the fourth quarter of fiscal 2019.

(3)

Days payables outstanding, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and cost of revenues for each period. DPO is calculated by dividing accounts payable by average cost of revenues per day for the current quarter. DPO for the third quarter of fiscal 2020 was relatively consistent with the corresponding period of fiscal 2019, while it decreased compared to the fourth quarter of 2019, primarily due to the timing of purchases from contract manufacturers.

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

Cash Flows from Operating Activities

During the first nine months of fiscal 2020, we generated cash from operating activities of $677 million, reflecting net income of $623 million, adjusted by non-cash depreciation and amortization of $146 million, stock-based compensation of $118 million, and a gain on sale of properties of $38 million, compared to $942 million of cash generated from operating activities during the first nine months of fiscal 2019.

Changes in assets and liabilities in the first nine months of fiscal 2020 included the following:

•	Accounts receivable decreased $394 million, reflecting lower DSO.
•	Accounts payable decreased $158 million, reflecting lower DPO.
•	Accrued expenses decreased $273 million, primarily due to employee compensation payouts related to fiscal year 2019 commissions and incentive compensation plans and payments of income taxes.

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

Cash Flows from Investing Activities

During the first nine months of fiscal 2020, we generated $1.3 billion from maturities and sales of investments, net of purchases, and paid $100 million for capital expenditures, while during the first nine months of fiscal 2019, we generated $661 million from maturities and sales of investments, net of purchases, and paid $138 million for capital expenditures. Additionally, during the first nine months of fiscal 2020, we received $96 million for the sale of land in Sunnyvale, California and paid $56 million net to acquire a privately-held company.

Cash Flows from Financing Activities

During the first nine months of fiscal 2020, we used $1.3 billion for the repurchase of 22 million shares of our common stock, $334 million for the payment of dividends, and $400 million for the repayment of our Senior Notes due September 2019, partially offset by $443 million in proceeds from the issuance of commercial paper notes, net, compared to $1.6 billion used for the repurchase of 22 million shares of common stock, $306 million used for the payment of dividends, and $221 million used for the repayment of commercial paper notes, net, during the first nine months of fiscal 2019.

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

Liquidity

Our principal sources of liquidity as of January 24, 2020 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	January 24, 2020	April 26, 2019
Cash and cash equivalents	$2,705	$2,325
Short-term investments	303	1,574
Total	$3,008	$3,899

As of January 24, 2020 and April 26, 2019, $2.5 billion and $3.7 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.5 billion and $0.2 billion, respectively, were available in the U.S. The TCJA imposed a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the recognition of the impacts of the TCJA, we have reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 24, 2020.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 24, 2020 (in millions):

3.375% Senior Notes Due June 2021	$500
3.25% Senior Notes Due December 2022	250
3.30% Senior Notes Due September 2024	400
Total	$1,150

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of January 24, 2020, we had commercial paper notes outstanding with an aggregate principal amount of $694 million, a weighted-average interest rate of 1.97% and maturities generally less than three months.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of January 24, 2020, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2020 to be between $50 million and $75 million.

Dividends and Stock Repurchase Program

On February 12, 2020, we declared a cash dividend of $0.48 per share of common stock, payable on April 22, 2020 to holders of record as of the close of business on April 3, 2020.

Our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 24, 2020, we repurchased a total of 335 million shares of our common stock at an average price of $38.76 per share, for an aggregate purchase price of $13.0 billion. As of January 24, 2020, the remaining authorized amount for stock repurchases under this program was $0.6 billion.

The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of January 24, 2020, we had $486 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of January 24, 2020, we had $7 million in construction related obligations and $234 million in other purchase obligations.

Unrecognized Tax Benefits

As of January 24, 2020, our liability for uncertain tax positions was $167 million, including interest, penalties and certain income tax benefits. Due to uncertainties regarding tax audits and their possible outcomes, we are unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $49 million and $54 million of receivables during the first nine months of fiscal 2020 and fiscal 2019, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of January 24, 2020 and April 26, 2019, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of January 24, 2020, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of January 24, 2020, we had fixed income debt investments of $303 million. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of January 24, 2020 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $2 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of January 24, 2020, we have outstanding $1.2 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 24, 2020, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 24, 2020, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the third quarter of fiscal 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

•Disruptions due to floods, earthquakes, storms and other natural disasters, particularly in countries with limited infrastructure and disaster recovery resources; and

•Impacts on our supply chain from adverse public health developments, including outbreaks of contagious diseases such as the recent outbreak of novel coronavirus originating in China.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure and adverse public health developments. In particular, the current trade tensions between the U.S. and China, including newly imposed tariffs in 2019, the United Kingdom’s withdrawal from the European Union, effective on January 31, 2020, and the recent outbreak of novel coronavirus originating in China could impact our business and operating results. For products we manufacture in Mexico, tensions between the U.S. and Mexico related to trade and border security issues could delay our shipments to customers, or impact pricing or our business and operating results. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

Many jurisdictions have enacted or are enacting laws requiring companies to notify regulators or individuals of data security incidents involving certain types of personal data. These mandatory disclosures regarding security incidents often lead to widespread negative publicity. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the internet, including through news articles, blogs, chat rooms, and social media sites. Any security incident, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their support contracts or their SaaS subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. Our business could be subject to stricter obligations, greater fines and private causes of action under the enactment of new data privacy laws, including but not limited to, the European Union General Data Protection Regulation enacted on May 25, 2018 and the California Consumer Privacy Act enacted on January 1, 2020.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in March 2016, November 2016, May 2018, April 2019 and May 2019 we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. In fiscal 2018, we moved to a business unit structure to enable us to develop the organization and systems to successfully execute a multi-product business. We also reorganized our sales resources to better align with customer and market opportunities. We may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including our new business unit structure and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third-party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

As of January 24, 2020, we had $1.2 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2021, 2022 and 2024, and we had an aggregate of $694 million of commercial paper notes outstanding with maturities generally less than three months. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 24, 2020:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 26, 2019 - November 22, 2019	2,136	$59.40	329,002	$1,012
November 23, 2019 - December 20, 2019	3,114	$61.10	332,116	$821
December 21, 2019 - January 24, 2020	2,920	$62.62	335,036	$639
Total	8,170	$61.20

In May 2003, our Board of Directors approved a stock repurchase program. As of January 24, 2020, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Since inception of the program through January 24, 2020, we repurchased a total of 335 million shares of our common stock for an aggregate purchase price of $13.0 billion. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management.

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

Date: February 18, 2020