Form 10-K
period 2020-04-24
NetApp, Inc.
filed 2020-06-15
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 24, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 25, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,099,736,024 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On June 5, 2020, 221,816,300 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 24, 2020.

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

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events, and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	the impacts of the global COVID-19 pandemic on our business operations, financial condition, results of operations or cash flows;
•	the overall growth, structure and changes in the networked storage market;
•	our ability to expand our total available market and grow our portfolio of products and solutions;
•	our ability to introduce new and differentiated products, solutions and services without disruption;
•	our ability to successfully execute new business models;
•	our ability to successfully execute on our Data Fabric strategy to generate profitable growth and stockholder return;
•	general global political, macroeconomic, social, health and market conditions;
•	our ability to accurately forecast demand for our products, solutions and services, and future financial performance;
•	our ability to successfully manage our backlog;
•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;
•	our ability to maintain our customer, partner, supplier and contract manufacturer relationships on favorable terms and conditions;
•	our ability to maintain our gross profit margins;
•	our ability to timely and successfully introduce and increase volumes of new products and services and to forecast demand and pricing for the same;

•	changes in U.S. government spending;
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

PART I

Item 1.  Business

Overview

NetApp, Inc. (NetApp, we, or us) is a leader in hybrid cloud data services. In a world of increasing complexity, we simplify. We help our customers ensure their data and applications are in the right place at the right time with the right characteristics and capabilities to enable new insights and accelerate innovation. We do this by helping customers build their data fabrics. Together with our partners, we empower organizations to unleash the full potential of their data to expand customer touchpoints, foster greater innovation and optimize their operations. We were incorporated in 1992 and are headquartered in Sunnyvale, California.

Customer Business and IT Needs

In a world where technology is changing our everyday lives, digital transformation tops the strategic agenda in most organizations. To successfully transform, data must become the lifeblood of an organization, accelerating efforts to optimize operations, create innovative business opportunities and enable new customer touchpoints. This puts IT leaders under tremendous pressure to harness today’s wealth of data and leverage technology to create new value across the entire organization - all with limited time, resources and budget. Digital transformation requires IT transformation. This is no small undertaking. Organizations are innovating on their choice of clouds, building private clouds to gain speed and agility, and modernizing and simplifying IT to accelerate critical business applications - sometimes all at the same time.

NetApp helps customers move from building data centers to building data fabrics. A data fabric simplifies the integration and orchestration of data services across clouds and on-premises to accelerate digital transformation. It delivers consistent and integrated hybrid cloud data services for data visibility and insights, data access and control and data protection and security. Data fabric is an architecture and set of data services that provide consistent capabilities across a choice of endpoints spanning on-premises and multiple cloud environments. Only NetApp can deliver the full range of capabilities organizations need for their data fabrics: the power to discover resources, integrate disparate data services, automate operations, optimize, and protect and secure data everywhere.

For customers looking to transform with cloud, only NetApp offers data services across the world’s biggest clouds: Microsoft Azure, Amazon Web Services (AWS) and Google Cloud Platform. Customers can choose the cloud resources that are best for their workloads and reduce the complexities of managing data across multiple clouds and on premises.

For customers looking to grow by adding new capabilities, speed and agility to their current environment, NetApp provides leading private cloud capabilities. This enables customers to deliver new applications and services faster and run existing workloads more efficiently. Customers enjoy performance, at scale, on premises, all with a single experience that unifies on-premises and public cloud.

For customers looking to run their current application environment more efficiently, NetApp provides high-performing, cloud-integrated technologies and converged and hyper-converged infrastructures. This includes a highly differentiated portfolio of all-flash and hybrid array offerings. Customers get better results with simplicity, speed and automation across core, edge, and cloud.

Product, Solutions and Services Portfolio

NetApp helps organizations unleash the power of their data to meet business demands and gain a competitive edge. Our products, solutions, and services portfolio focus on customers’ top IT imperatives as they undertake digital transformations. NetApp’s unique approach to data services enables organizations to modernize and simplify IT, build private clouds for speed and agility, and fuel data-driven innovation on any cloud.

NetApp Keystone

During fiscal year 2020, NetApp introduced Keystone - our group of programs, offerings and services that simplify the business of hybrid cloud data services. It provides flexible cloud consumption models that make it easy to buy, easy to consume and easy to operate NetApp capabilities, whether it's on premises or in the public cloud. With Keystone companies can lessen the complexities associated with IT infrastructure and lifecycle management. Keystone gives IT buyers a clear, easy-to-understand path forward for managing IT, providing employees time to focus on more important business.

For IT organizations that want to take advantage of NetApp capabilities available on all the public clouds with cloud native, fully integrated and managed data and storage services paid for as a true utility, Keystone starts with NetApp cloud data services. For IT organizations that want cloud-like experiences in their own data center, NetApp Keystone subscription services offer a public cloud-like experience based on performance tier and storage service type – block, file, or object, available as customer-managed or NetApp-managed. For IT organizations that want to continue to buy capital infrastructure and capital equipment, Keystone offers a radically simplified experience. Our unique combination of efficiency, performance and availability guarantees helps IT organizations protect their storage investment. NetApp Active IQ AI-driven insights optimize the health of systems while predicting capacity and performance bottlenecks from an easy-to-use dashboard.

Cloud Data Services

NetApp Cloud Data Services is a portfolio of enterprise-class solutions that enable customers to fully control and manage storage systems in the cloud, consume high-performance storage services for primary workloads, and optimize cloud environments for cost and efficiency – available on all the biggest clouds.

NetApp delivers cloud storage as a software or service, enabling customers to choose whether to fully control and manage their own storage system in the cloud or simply choose their performance levels, service level agreements (SLAs) and service level objectives (SLOs). Customers benefit from the ability to migrate data to the cloud with ease, securely, and efficiently with built-in data transport features and services for existing NetApp or third-party storage and can choose where to deploy primary workloads, without having to re-architect the applications or databases. Products include: Cloud Volumes ONTAP, Azure NetApp Files, Cloud Volumes Service for Google Cloud, and Cloud Volumes Service for AWS.

NetApp cloud storage offers data management capabilities previously unavailable in public clouds, with services that deliver protection, orchestration, and optimization, as well as security and compliance.

NetApp Cloud Sync

Cloud Sync delivers simple, rapid, and continuous data migration and synchronization service for file systems with any cloud or on-premises target.

NetApp Cloud Tiering

NetApp’s Cloud Tiering service allows customers to retain on-premises, high-performance All Flash FAS (AFF) and FAS Solid-State Disk (SSD) storage and combine it with the benefits of cloud economics, leveraging the low costs of Azure Blob and Amazon S3 object storage.

NetApp Global File Cache

NetApp Global File Cache is a software-based solution that delivers fast and secure access to data for users by caching ‘active data’ sets to distributed offices globally.

NetApp SaaS Backup

SaaS Backup service is a complete software-as-a-service (SaaS) offering that enables organizations to protect Office 365 and Salesforce data against threats or accidental deletion with secure backup and restore.

NetApp Cloud Manager

Cloud Manager provides IT experts and cloud architects with a centralized control plane to manage, monitor and automate data in hybrid-cloud environments, providing an integrated experience of NetApp’s Cloud Data Services.

NetApp Fabric Orchestrator

NetApp Fabric Orchestrator discovers data, applications, and services by securely connecting to public, private, and on-premises providers. All assets discovered sit behind a unified Data Fabric API and a single user interface.

NetApp Cloud Insights

NetApp Cloud Insights is an infrastructure monitoring tool that gives organizations visibility into their entire infrastructure with the ability to monitor, troubleshoot, and optimize cost across all resources including public clouds and private data centers.

Hybrid Cloud Solutions

NetApp Hybrid Cloud Solutions is a portfolio of offerings that deliver hybrid multicloud data services and a simplified customer experience. These solutions enable customers to modernize their IT architectures with cloud-connected flash to free the resources necessary to fund transformation, as well as simplify and automate virtualized workloads, accelerate the DevOps journey, build service provider-like infrastructure, and optimize unstructured data.

NetApp ONTAP Storage Operating System

With ONTAP 9, customers can build a hybrid cloud that is the foundation of a Data Fabric, spanning disk, flash, and cloud. ONTAP 9 provides flexibility to design and deploy a storage environment across the widest range of architectures - engineered systems, software-defined storage (SDS), and the cloud - while unifying data management across all of them, as well as SAN and

NAS environments. With ONTAP, customers get a comprehensive, industry-leading portfolio of storage efficiency capabilities. Inline data compression, deduplication, and compaction work together to reduce storage costs and maximize the data stored. Customers can multiply savings with space-efficient NetApp Snapshot™ copies, thin provisioning, replication, and cloning technologies.

NetApp AFF A-series

NetApp AFF A-Series all-flash arrays combine industry-leading performance, efficiency, and data management with seamless cloud connectivity. Powered by ONTAP, AFF A-series systems accelerate, manage, and protect business-critical data while eliminating performance silos by seamlessly integrating into a cluster with hybrid FAS systems, enabling workloads to transparently move between high-performance tiers and low-cost capacity tiers.

NetApp AFF C190

The NetApp AFF C190 storage system, powered by ONTAP software, offers a simple, smart, and secure enterprise-class flash system for an affordable price. Designed for IT generalists, it helps meet new business requirements with a modern all-flash array that provides comprehensive data services, integrated data protection, seamless scalability, new levels of performance, and cloud integration.

NetApp FAS Series

NetApp FAS arrays, powered by ONTAP software, are optimized for easy deployment and operation while also having the flexibility to handle future growth and cloud integration. The FAS family’s range of capabilities for SAN and NAS workloads make it an ideal solution for general-purpose business applications as well as backup and retention.

FlexPod

FlexPod® is a portfolio of pre-validated designs and integration that combine the Cisco Unified Computing System integrated infrastructure and NetApp storage components to reduce risk and accelerate the deployment of data center infrastructure. Customers and partners can choose from more than 100 validated application and infrastructure designs to confidently power AI, multicloud, and modern enterprise applications.

NetApp ONTAP Select

ONTAP Select converts a server’s internal SSDs or HDDs, as well as HCI and external array storage into an agile, flexible storage platform with many of the same dedicated storage system benefits based on NetApp ONTAP. ONTAP Select can be deployed on new servers or on existing server infrastructure for added flexibility.

NetApp MAX Data

Memory Accelerated Data (MAX Data) moves beyond caching to true memory tiering for next-generation Intel Optane DC persistent memory (Optane DC PMM) - providing application performance and enterprise data protection. With MAX Data software, companies can realize the promise of real-time data analytics to deliver orders-of-magnitude faster transactions for business applications, such as Oracle, and for NoSQL databases, such as MongoDB.

NetApp Data Availability Services

NetApp Data Availability Services (NDAS) simplify the protection and management of NetApp ONTAP data from primary to secondary to cloud S3 storage. Simplified orchestration improves performance of backup workflows when protecting large numbers of volumes, thereby increasing productivity, reducing cost and providing rapid time to business insight.

NetApp SnapCenter Backup Management Software

NetApp SnapCenter® software is designed to deliver high performance backup and recovery for database and application workloads hosted on ONTAP storage. This software simplifies backup, restore, and clone lifecycle management with a unified, scalable platform for application-consistent data protection and application-integrated workflows. Leveraging storage-based data management, SnapCenter enables increased performance and availability and reduced testing and development times.

NetApp SnapMirror Data Replication Software

NetApp SnapMirror® software is a cost-effective, easy-to-use unified replication solution, replicating data at high speeds across the Data Fabric. SnapMirror delivers powerful data management capabilities for virtualization, protecting critical data while providing the flexibility to move data between locations and storage tiers, including cloud service providers.

NetApp SnapLock Data Compliance Software

NetApp SnapLock® software delivers high-performance disk-based data permanence for HDD and SSD deployments. Part of our proven NetApp ONTAP storage software, SnapLock helps provide data integrity and retention, enabling electronic records to be both unalterable and rapidly accessible.

NetApp StorageGRID Object Storage Software

NetApp StorageGRID® is a software-defined object-based storage solution that provides intelligent policy-driven data management. StorageGRID supports industry-standard object APIs like the Amazon Simple Storage Service (S3) API. Organizations can optimize data availability, performance, geo-distribution, retention, protection, and storage cost with metadata-driven policies.

NetApp Element Operating System

NetApp Element® software delivers agility through scale-out flexibility, predictable performance and automation integrations so organizations can build clouds to accelerate new services. Integrated into the NetApp Data Fabric, Element software enables innovative architectures with flexible scale for our customers’ private clouds.

NetApp SolidFire

NetApp SolidFire all-flash storage systems, powered by Element software, are architected for rapidly transforming environments. As the foundation for private cloud infrastructure, SolidFire allows independent scaling, consistent performance, and automation integrations. SolidFire enables organizations to get closer to the speed and simplicity of business in the cloud while exceeding the demands of keeping data on-premises.

NetApp HCI

NetApp’s disaggregated HCI, powered by Element software, allows independent scaling of compute and storage, adapting to workloads with consistent performance. Organizations can consolidate workloads and reduce costs with unified data orchestration and integration across public, private, and on-premises environments.

NetApp SANtricity Storage Operating System

NetApp E-Series and EF-Series storage arrays with SANtricity software offer industry-leading performance, reliability, and ease of use. These capabilities mean that storage administrators can make configuration changes, perform maintenance, and expand storage capacity without disrupting I/O to attached hosts.

NetApp EF-Series

NetApp EF-Series all-flash arrays, powered by SANtricity software, deliver fast, consistent response times to accelerate high-performance databases and data analytics. Designed specifically for mixed-workload environments, including big data analytics, technical computing, video surveillance, and backup and recovery, the EF-Series provides leading price/performance, configuration flexibility, and simplicity in a compact package to help organizations make decisions faster, more actionable, and more secure.

NetApp E-Series

NetApp E-series Hybrid Flash systems, powered by SANtricity software, are built for dedicated, high-bandwidth applications like data analytics, video surveillance, and disk-based backup that need simple, fast, reliable SAN storage.

NetApp Active IQ Predictive Analytics and Support

Active IQ® Predictive Analytics and Support continuously assesses telemetry data, drawing on trillions of real-time and historical diagnostic records and known risk signatures to spot potential problems before they have business impact. Active IQ can also look across the community to identify trends and suggest ways to enhance infrastructure security and efficiency.

NetApp OnCommand Insight

NetApp OnCommand Insight helps IT organizations monitor and troubleshoot across multivendor on-premises systems and cloud resources to meet SLAs. IT can optimize infrastructure to ensure applications are running on the right tier, as well as identify and reclaim unused resources to reduce cost.

NetApp OnCommand Workflow Automation

NetApp OnCommand Workflow Automation delivers on the Data Fabric vision, providing automation and integration to meet the demands of today’s evolving IT organization. Storage architects or administrators can define workflows based on policies and service-

level objectives to align them with organizational and NetApp best practices, as well as maintain control over development and maintenance of the automated workflows to align with changing business requirements.

Professional and Support Services

Professional services teams from NetApp and our partners offer assessment, design, and implementation services that help customers optimize their cloud and IT environments. These experts help customers deploy new capabilities with confidence. Our highly responsive NetApp Global Support organization supplies systems, processes, and people wherever they are needed to provide continuous operation in complex and critical environments. Our services offer IT organizations the right expertise to envision, deploy, and operate data management solutions, to accelerate innovation, and to increase lifetime solution value.

Using a company’s specific business goals as our benchmark, NetApp Services delivers the expertise to tailor a data fabric strategy for our customers. By designing, deploying, and integrating foundational strategies to accelerate the digital transformation journey, customers gain greater data accessibility and flexibility, reduced IT complexity and cost, and the enhanced IT agility needed to harness technology innovation faster in a hybrid multicloud world. Our proven methodologies, validated designs, and best practices are geared to ensure desired business and technical outcomes.

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

Sales, Principal Markets, and Distribution Channels

We market and sell our products in numerous countries throughout the world. Our marketing is focused on building our brand reputation and market awareness, communicating product advantages and demand generation for our sales force and channel partners. Our marketing efforts consist primarily of product, field, channel, solutions, and digital marketing and public relations. Marketing provides the focus and market advantage for NetApp to be customer-focused at every touch point, drive demand, and acquire new buyers and customers. This is critical to accelerate NetApp’s profitable and sustainable growth.

We form lasting partnerships with the industry’s best cloud, infrastructure, consulting, application, and reseller partners with one goal in mind: the success of our customers. Global enterprises, local businesses, and government installations look to NetApp and our ecosystem of partners to help maximize the business value of their IT investments.

Our diversified customer base spans industry segments and vertical markets such as energy, financial services, government, high technology, internet, life sciences, healthcare services, manufacturing, media, entertainment, animation, video postproduction and telecommunications. NetApp focuses primarily on the cloud data services, hybrid cloud, and storage markets. We design our products to meet the needs of our broad customer base – from large enterprises to midsize customers.

NetApp uses a multichannel distribution strategy. We sell our products, solutions and services to end-user business customers and service providers through a direct sales force and an ecosystem of partners. We work with a wide range of partners for our customers, including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2020, sales through our indirect channels represented 79% of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 24, 2020, our worldwide sales and marketing functions consisted of approximately 5,100 managers, sales representatives and technical support personnel. We have field sales offices in approximately 43 countries. Sales to customers Arrow Electronics, Inc. and Tech Data Corporation, which are distributors, accounted for 25% and 21% of our net revenues, respectively, in fiscal 2020. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations and net sales attributable to our geographic regions is included in Note 16 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements.

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

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Memphis, Tennessee; Fremont, California; San Jose, California; San Antonio, Texas; Guadalajara, Mexico; Schiphol Airport, The Netherlands; Komarom and Tiszaujvaros, Hungary; Wuxi and Tianjin, China; Taoyuan City, Taiwan; and Singapore. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We strive to have multiple suppliers qualified to provide critical components where possible and have our products manufactured in a number of locations to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, maximizing the exchange of critical information and facilitating implementation of joint quality programs. We use contract manufacturers for the production of major subassemblies and final system configuration. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We are certified to the International Organization for Standardization (ISO) 9001:2008 and ISO 14001:2004 certification standards. We are also a partner of the U.S. Customs and Border Protection’s (CBP) Customs Trade Partnership Against Terrorism (CTPAT) program.

Research and Development

Our research and development delivers innovation to help customers modernize their IT environment and harness the power of private and public clouds. Our R&D structure allows us to align and accelerate the execution of our strategies and roadmaps across product groups. We leverage our shared IP for cloud and hybrid cloud solutions and talents to remain agile to changing market conditions. Our R&D priorities are to help customers harness the power of public and multi-cloud solutions, enabling modern data management applications and services, and to enable simple cloud-like experiences on-premises

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $847 million, $827 million and $783 million in fiscal 2020, 2019 and 2018, respectively. These costs consist primarily of personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

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

We compete against Dell Technologies/EMC Corporation, Hewlett Packard Enterprise Company, Hitachi Vantara, and International Business Machines Corporation, as well as Pure Storage, Nutanix, and other smaller players. Customer storage needs may also be addressed by cloud service providers. Cloud service providers provide customers storage as an operating expense which competes with more traditional storage offerings that customers acquire through capital expenditures. While the short- and long-term impact of these evolving trends cannot be predicted, NetApp is confident that our customers recognize the value in our cloud and Data Fabric strategies. Our strategy includes integrating and building relationships with leading cloud providers.

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

Proprietary Rights

NetApp generally relies on patent, copyright, trademark, trade secret and contract laws to establish and maintain our proprietary rights in our technology, products and services. While our intellectual property rights are important to our success, we believe that our business is not materially dependent on any particular patent, trademark, copyright, license or other intellectual property right. We have been granted or own by assignment well over a thousand U.S. patents, hundreds of pending U.S. patent applications, and many corresponding patents and patent applications in other countries. Our primary trademarks are NetApp and the NetApp design logo, which are registered trademarks in the U.S. and in many other countries.  In addition, we have trademarks and trademark registrations in the U.S. and other countries covering our various product or service names.

We generally enter into confidentiality agreements with our employees, resellers, distributors, customers, and suppliers. In addition, through various licensing arrangements, we receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements and to secure licensing arrangements in the future, as needed and to the extent available on reasonable terms and conditions, to support continued development and sales of our products and services. Some of these licensing arrangements require or might require royalty payments and other licensing fees. The amount of these payments and fees might depend on various factors, including but not limited to the structure of royalty payments; offsetting considerations, if any; and the degree of use of the licensed technology.

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

Employees

As of April 24, 2020, we had approximately 10,800 employees worldwide. None of our employees are represented by a labor union and we consider relations with our employees to be good. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Executive Officers

Henri Richard retired from his position as the Company’s Executive Vice President, Worldwide Field and Customer Operations on June 5, 2020. Cesar Cernuda is expected to join the Company as President in July 2020. Therefore, our four executive officers and their ages as of June 10, 2020, were as follows:

Name	Age	Position
George Kurian	53	Chief Executive Officer and President
Michael Berry	57	Executive Vice President and Chief Financial Officer
Brad Anderson	61	Executive Vice President, Hybrid Cloud Group
Matthew K. Fawcett	52	Senior Vice President, General Counsel and Secretary

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

Michael J. Berry joined NetApp in March 2020 as executive vice president and chief financial officer, overseeing the worldwide finance, investor relations, workplace resources and IT organizations. Mr. Berry has served as a chief financial officer for 15 years in both public and private companies including McAfee, FireEye, Informatica, and SolarWinds. Most recently he was executive vice president and chief financial officer at McAfee where he was responsible for all aspects of finance, including financial planning, accounting, tax and treasury, as well as operations and shared services. Mr. Berry is a board member of Rapid7 and FinancialForce, holding the chairman of the audit committee position at each company. Mr. Berry holds a BS degree in finance from Augsburg University and an MBA degree in finance from the University of St. Thomas.

Brad Anderson joined NetApp in January 2018 and is the executive vice president and general manager (GM) of the hybrid cloud group, with responsibility for driving the strategy and development of NetApp’s hybrid cloud solutions portfolio. Prior to NetApp Mr. Anderson spent nine years as senior vice president and GM of HP Compaq’s servers business and seven years as president and GM of Dell's enterprise solution group. Immediately prior to joining NetApp, Mr. Anderson served as president and chief operating officer of Gravitant, a cloud service brokerage platform company. Mr. Anderson holds a BS degree in petroleum engineering from Texas A&M University and an MBA degree from Harvard Business School.

Matthew K. Fawcett joined NetApp in September 2010 as senior vice president, general counsel, secretary and chief compliance officer. He is responsible for all legal affairs worldwide, including corporate governance and securities law compliance, intellectual property matters, commercial contracts, mergers and acquisitions, and government relations. Prior to joining NetApp, from 1999 to August 2010, Mr. Fawcett served in various positions at JDS Uniphase Corporation, an optical components company, including as senior vice president, general counsel, and corporate secretary. Prior to joining JDSU, Mr. Fawcett was counsel at Fujitsu and worked in private practice at Morrison & Foerster LLP. Mr. Fawcett serves on the board of the Law Foundation of Silicon Valley and on various advisory boards. Mr. Fawcett holds a BA degree from the University of California at Berkeley and a JD degree from the University of California at Los Angeles.

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

We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial condition, results of operations or cash flows.

The novel coronavirus, or COVID-19, pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. While we are currently considered an essential business in many of the key regions in which we operate, including in the United States (U.S.), there is no guarantee that we will continue to be classified as such. We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including office closures and working remotely for the vast majority of employees, all of which could negatively impact our business. The magnitude and duration of the disruption and resulting decline in business activity is uncertain and has limited our ability to forecast future demand for our products and services. The COVID-19 pandemic has, and we expect it to continue to, adversely affect our business in a variety of ways, including by negatively impacting the demand for our products and services, and our ability to build and convert our sales pipeline (including delayed and deferred purchases); restricting our sales, marketing and distribution efforts; disrupting our supply chain and our ability to deliver product to customers; and constraining business operations,  research and development capabilities, engineering, design and manufacturing processes and other important business activities. In addition, the COVID-19 pandemic has disrupted the operations of our suppliers, customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns and limited access to capital markets, all of which have and may continue to negatively impact our business and results of operations, including cash flows. Accordingly, we expect the COVID-19 pandemic to have a negative impact on our future sales and results of operations, the magnitude and duration of which we are unable to predict. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which volatility has and may continue to adversely impact our stock price and could impact our ability to access capital markets. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, potentially leading to a prolonged economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations for an extended period of time. To the extent that the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those incorporated by reference herein, such as those relating to our products and services, financial performance, credit rating and debt obligations.

Our business may be harmed by technological trends in our market or if we are unable to keep pace with rapid industry, technological and market changes.

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage and data management solutions by consumers, enterprises and government bodies around the world, and the resultant purchases of storage and data management solutions to address this demand. However, despite continued data growth, our traditional market, the networked storage hardware market, experienced a decline in each of the last three calendar years due to a combination of customers delaying purchases in the face of technology transitions, increasing adoption of cloud environments built on commodity hardware, increased storage efficiency, and changing economic and business environments. While customers are navigating through their information technology (IT) transformations, which leverage modern architectures and hybrid cloud environments, they are also reducing IT budgets, looking for simpler solutions, and rethinking how they consume IT. This evolution is diverting spending towards transformational projects and architectures like flash, hybrid cloud, IT as a service, converged infrastructure, and software defined storage. We are unable to predict whether the impact of the COVID-19 pandemic will accelerate the decline of our traditional market and increase demand for our cloud offerings. Our business may be adversely impacted if we are unable to keep pace with rapid industry, technological or market changes or if our Data Fabric strategy is not accepted in the marketplace. As a result of these and other factors discussed in this report, our revenue may decline on a year-over-year basis, as it did in fiscal years 2016, 2017 and 2020. The future impact of these trends on both short- and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products, services and solutions do not receive customer acceptance, our business, operating results and financial condition could suffer.

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

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and fragmentation. We compete with many companies in the markets we serve, including established public companies, newer public companies with a strong flash focus, and new market entrants addressing the growing opportunity for hyper-converged systems. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services. Technology trends, such as the emergence of hosted or public cloud storage, SaaS and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service providers provide customers storage for their data centers on demand, without requiring a capital expenditure, which meets rapidly evolving business needs and has changed the competitive landscape. The impacts of the COVID-19 pandemic, including the increase in the number of employees working remotely, could accelerate customer adoption of cloud solutions and contribute to increased competition in the market.

Competitors may develop new technologies or products in advance of us or establish new business models, more flexible contracting models or new technologies disruptive to us. By extending our flash, cloud storage and converged infrastructure offerings, we are competing in new segments with both traditional competitors and new competitors, particularly smaller emerging storage vendors. The longer-term potential and competitiveness of these emerging vendors remains to be determined. In cloud and converged infrastructure, we also compete with large well-established competitors.

For additional information regarding our competitors, see the section entitled “Competition” contained in Item 1 – Business of Part I of this Form 10-K. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power. An increase in industry consolidation might result in stronger competitors that are better able to compete as full-stack vendors for customers and achieve increased economies of scale in the supply chain. For example, in April 2017, HP Enterprise completed their acquisition of Nimble Storage. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers.

Continuing uncertain economic and political conditions restrict our visibility and may harm our operating results, including our revenue growth and profitability.

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage and networking industries at large, as well as the IT market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. For example, we are unable to predict the economic impact of the ongoing COVID-19 pandemic on us or our employees, suppliers, customers and partners, and consequently we withdrew our guidance for the fourth quarter of our fiscal 2020 and have limited our fiscal 2021 guidance to cover only the first quarter of fiscal 2021. We are also unable to predict whether increased customer spending on our cloud offerings and virtual desktop infrastructure will continue during and after the COVID-19 pandemic. Consequently, we expect these concerns to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

A significant portion of our net revenues is generated through sales to a limited number of customers and distributors. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus there is no guarantee we will continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results and financial condition could be materially adversely impacted.

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

Our gross margins may vary.

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

We do not manufacture our products or their components. Instead, we rely on third parties to make our products and critical components, such as disk drives, as well as for associated logistics. Our lack of direct responsibility for, and control over, these elements of our business, as well as the diverse international geographic locations of our manufacturing partners and suppliers, creates significant risks for us, including, among other things:

•Impacts on our supply chain from adverse public health developments, including outbreaks of contagious diseases such as the ongoing COVID-19 pandemic;

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure and adverse public health developments. In particular, the ongoing COVID-19 pandemic, current trade tensions between the U.S. and China, including newly imposed tariffs in 2019, and the United Kingdom’s withdrawal from the European Union, effective on January 31, 2020, could impact our business and operating results. For products we manufacture in Mexico, tensions between the U.S. and Mexico related to trade and border security issues could delay our shipments to customers, or impact pricing or our business and operating results. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy, data protection, and cybersecurity. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules and nexus-based tax incentive practices. As a result, many of these changes, if enacted, could increase our worldwide effective tax rate and harm our financial position and results of operations.

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

Our clients, including data centers, SaaS, cloud computing and internet infrastructure and bandwidth providers, rely on our products for their data storage needs. Our clients may authorize third-party technology providers to access their data on our systems. Because we do not control the transmissions between our clients, their customers, and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Errors or wrongdoing by clients, their customers, or third-party technology providers resulting in actual or perceived security breaches may result in such actual or perceived breaches being attributed to us.

A failure or inability to meet our clients’ expectations with respect to security and confidentiality through a disruption in the services provided by these third-party vendors, or the loss or alteration of data stored by such vendors, could result in financial or reputational harm to our business to the extent that such disruption or loss is caused by, or perceived by our customers to have been caused by, defects in our products. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the internet, including through news articles, blogs, social media, and other online communication forums and services. This may affect our ability to retain clients and attract new business.

If a cybersecurity or other security breach occurs on our systems or on our end-user customer systems, or if stored data is improperly accessed, customers may reduce or cease using our solutions, our reputation may be harmed and we may incur significant liabilities.

We store and transmit personal, sensitive and proprietary data related to our products, our employees, customers, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personal information. It is critical to our business strategy that our infrastructure, products and services remain secure and are perceived by customers, clients and partners to be secure. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, human error and technological vulnerabilities. Cybersecurity incidents or other security breaches could result in (1) unauthorized access to, or loss or unauthorized use, alteration, or disclosure of, such information; (2) litigation, indemnity obligations, government investigations and proceedings, and other possible liabilities; (3) negative publicity; and (4) disruptions to our internal and external operations. Any of these could damage our reputation and public perception of the security and reliability of our products, as well as harm our business and cause us to incur significant liabilities. In addition, a cybersecurity incident or loss of personal information, or other security breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs and lost revenues.

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

High-profile cyberattacks and security breaches have increased in recent years, with the potential for such acts heightened as a result of the number of employees working remotely due to COVID-19. Security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting IT products and businesses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches.

Many jurisdictions have enacted or are enacting laws requiring companies to notify regulators or individuals of data security incidents involving certain types of personal data. These mandatory disclosures regarding security incidents often lead to widespread negative publicity. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the internet, including through news articles, blogs, social media, and other online communication forums and services. Any security incident, loss of data, or other security breach, whether actual or perceived, or whether impacting us or our third-party service providers, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their support contracts or their SaaS subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

Failure to comply with new and existing laws and regulations relating to privacy, data protection, and information security could cause harm to our reputation, result in liability and adversely impact our business.

Our business is subject to increasing regulation by various federal, state and international governmental agencies responsible for enacting and enforcing laws and regulations relating to privacy, data protection, and information security. The rapidly evolving regulatory framework in this area is likely to remain uncertain for the foreseeable future.  In addition, changes in the interpretation and enforcement of existing laws and regulations could impact our business operations and those of our partners, vendors and customers. Privacy advocates and industry groups also may propose new and different self-regulatory standards that may legally or contractually apply to us, and these standards may be subject to change. These factors create uncertainty and we cannot yet determine the impacts such future laws, regulations and standards, or changes to such laws, regulations, or standards, or to their interpretation or enforcement, may have on our business or the businesses of our partners, vendors and customers. In addition, changes in the interpretation of existing laws and regulations could impact our business operations and those of our partners, vendors and customers.

Because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with industry standards, are uncertain, it is possible that relevant laws, regulations, or standards may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our data management practices or the features of our products. Any failure, or perceived failure, by us or our business partners to comply with federal, state or international laws and regulations relating to privacy, data protection, and information security, commitments relating to privacy, data protection, and information security contained in our contracts, self-regulatory standards that apply to us or that third parties assert are applicable to us, or our policies or notices we post or make available could subject us to claims, investigations, sanctions, enforcement actions and other proceedings, disgorgement of profits, fines, damages, civil and criminal liability, penalties or injunctions.

Additionally, as a technology provider, our customers expect that we can demonstrate compliance with laws and regulations relating to privacy, data protection, and information security, and our inability or perceived inability to do so may adversely impact sales of our products and services, particularly to customers in highly-regulated industries. We have invested company resources in complying with new laws, regulations, and other obligations relating to privacy, data protection, and information security, and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our revenue and our business overall. As a result of any inability or inability to comply with such laws and regulations, our reputation and brand may be harmed, we could incur significant costs, and financial and operating results could be materially adversely affected, and we could be required to modify or change our products or our business practices, any of which could have an adverse effect on our business. Our business could be subject to stricter obligations, greater fines and private causes of action under the enactment of new laws and regulations relating to privacy, data protection, and information security, including but not limited to, the European Union General Data Protection Regulation, which became effective on May 25, 2018, and which provides for penalties of up to 20 million Euros or four percent of our annual global revenues, and the California Consumer Privacy Act, which became effective on January 1, 2020.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in May 2018, April 2019 and May 2019 we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. In fiscal 2018, we moved to a business unit structure to enable us to develop the organization and systems to successfully execute a multi-product business. In fiscal 2020, we further reorganized our go-to-market organization to streamline operations and improve alignment with customer and market opportunities. We may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including our business unit structure and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third-party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

If our products or services are defective, or are perceived to be defective as a result of improper use or maintenance, our gross margins, operating results and customer relationships may be harmed.

Our products and services are complex. We have experienced in the past, and expect to experience in the future, quality issues impacting certain products, and in the future, we could experience reliability issues with services we provide. Such quality and reliability issues may be due to, for example, our own designs or processes, the designs or processes of our suppliers, and/or flaws in third-party software used in our products. These types of risks are most acute when we are introducing new products. Quality or reliability issues have and could again in the future cause customers to experience outages or disruptions in service, data loss or data corruption. If we fail to remedy a product defect or flaw, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, loss of revenue, inventory costs or product reengineering expenses and higher ongoing warranty and service costs, and these occurrences could have a material impact on our gross margins, business and operating results. In addition, we exercise little control over how our customers use or maintain our products and services, and in some cases improper usage or maintenance could impair the performance of our products and services, which could lead to a perception of a quality or reliability issue. Customers may experience losses that may result from or are alleged to result from defects or flaws in our products and services, which could subject us to claims for damages, including consequential damages.

If we are unable to attract and retain qualified personnel, our business, operating results and financial condition could be harmed.

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in emerging areas of technology such as artificial intelligence and machine learning. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. We have periodically reduced our workforce, including reductions announced in fiscal 2019 and fiscal 2020, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could be disruptive to our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results.

Equity grants are a critical component of our current compensation programs. If we reduce, modify or eliminate our equity programs, we may have difficulty attracting and retaining critical employees.

In addition, because of the structure of our sales, cash and equity incentive compensation plans, we may be at increased risk of losing employees at certain times. For example, the retention value of our compensation plans decreases after the payment of periodic bonuses or the vesting of equity awards.

Our acquisitions may not achieve expected benefits, and may increase our liabilities, disrupt our existing business and harm our operating results.

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, in both fiscal 2020 and fiscal 2018 we acquired two privately held companies. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

Reduced U.S. government demand could materially harm our business and operating results. In addition, we could be harmed by claims that we have or a channel partner has failed to comply with regulatory and contractual requirements applicable to sales to the U.S. government.

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Events such as the U.S. federal government shutdown from December 2018 to January 2019 and continued uncertainty regarding the U.S. budget and debt levels have increased demand uncertainty for our products. In addition, like other customers, the U.S. government may evaluate competing products and delay purchasing in the face of the technology transitions taking place in the storage industry. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our revenues and operating results may be harmed.

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

As of April 24, 2020, we had $1.2 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2021, 2022 and 2024, and we had an aggregate of $523 million of commercial paper notes outstanding with maturities primarily less than three months. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase. Significant volatility in capital markets caused by the COVID-19 pandemic has recently heightened these risks.

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

We are exposed to credit risks and our investment portfolio may experience fluctuations in market value or returns.

We maintain an investment portfolio of various holdings, types, and maturities. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments and the returns thereon may fluctuate substantially. Further, the impact of the COVID-19 pandemic could exacerbate an economic slowdown and possibly cause a global recession. An economic slowdown or increased regional or global economic uncertainty may lead to failures of counterparties, including financial institutions, governments and insurers which could result in a material decline in the value of our investment portfolio and substantially reduce our investment returns.

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

Most of our sales to customers are on an open credit basis, with typical payment terms of 30 days. We may experience increased losses as potentially more customers are unable to pay all or a portion of their obligations to us, particularly in the current environment when access to sources of liquidity is limited as a result of the global COVID-19 pandemic. Beyond our open credit arrangements, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party leasing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. During periods of economic uncertainty, our exposure to credit risks from our customers increases. In addition, our exposure to credit risks of our customers may increase further if our customers and their customers or their lease financing sources are adversely affected by global economic conditions.

Our business could be materially and adversely affected as a result of natural disasters, terrorist acts or other catastrophic events.

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. For example, the ongoing COVID-19 pandemic is impeding the mobility of our personnel, inventories, equipment and products and disrupting our business operations. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. Our headquarters is located in Northern California, an area susceptible to earthquakes and wildfires. If any significant disaster were to occur there, our ability to operate our business and our financial condition could be impaired.

Changes in regulations relating to our products or their components, or the manufacture, sourcing, distribution or use thereof, may harm our business and operating results.

The laws and regulations governing the manufacturing, sourcing, distribution and use of our products have become more complex and stringent over time. For example, in addition to various environmental laws relating to carbon emissions, the use and discharge of hazardous materials and the use of certain minerals originating from identified conflict zones, many governments, including the U.S., the United Kingdom and Australia, have adopted regulations concerning the risk of human trafficking in supply chains which govern how workers are recruited and managed. We incur costs to comply with the requirements of such laws. Further, since our supply chain is complex, we may face reputational harm if our customers or other stakeholders conclude that we are unable to verify sufficiently the origins of the minerals used in the products we sell or the actions of our suppliers with respect to workers. As the laws and regulations governing our products continue to expand and change, our costs are likely to rise, and the failure to comply with any such laws and regulations could subject us to business interruptions, litigation risks and reputational harm.

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

Our ability to pay quarterly dividends and to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial condition and operating results, available cash and cash flows in the U.S., capital requirements, and other factors. Future dividends are subject to declaration by our Board of Directors, and our stock repurchase program does not obligate us to acquire any specific number of shares. For example, during the first quarter of fiscal 2021 we announced the suspension of our stock repurchases to strengthen our liquidity position given the uncertainty surrounding the overall impact of the ongoing COVID-19 pandemic. However, if we fail to meet any expectations related to dividends and/or stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s market price at a given point in time.

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

We owned or leased, domestically and internationally, the following properties as of April 24, 2020.

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

We lease other sales offices and research and development facilities throughout the U.S. and internationally. We expect that our existing facilities and those being developed worldwide are suitable and adequate for our requirements over at least the next two years and that additional space will be available if needed.

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

	Fiscal 2020		Fiscal 2019
	High	Low	High	Low
First Quarter	$73.69	$58.04	$83.14	$63.81
Second Quarter	$59.84	$44.55	$88.08	$70.26
Third Quarter	$65.38	$55.00	$83.95	$54.50
Fourth Quarter	$60.96	$34.66	$78.35	$61.00

Holders

As of June 5, 2020 there were 436 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.48 per outstanding common share in each quarter of fiscal 2020 for an aggregate of $439 million, $0.40 per outstanding common share in each quarter of fiscal 2019 for an aggregate of $403 million, and $0.20 per outstanding common share in each quarter of fiscal 2018 for an aggregate of $214 million. In the first quarter of fiscal 2021, the Company declared a cash dividend of $0.48 per share of common stock, payable on July 29, 2020 to shareholders of record as of the close of business on July 10, 2020.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index for the five years ended April 24, 2020. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among NetApp, Inc., the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index*

 *$100 invested on April 24, 2015 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and each of the indexes.

	April 2015	April 2016	April 2017	April 2018	April 2019	April 2020
NetApp, Inc.	$100.00	$67.14	$115.80	$199.05	$217.15	$134.90
S&P 500 Index	$100.00	$99.69	$117.55	$134.24	$150.80	$148.44
S&P 500 Information Technology Index	$100.00	$98.39	$133.18	$166.85	$203.36	$233.12
S&P 1500 Technology Hardware & Equipment Index	$100.00	$80.59	$119.36	$138.97	$170.23	$194.68

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 24, 2020:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 25, 2020 - February 21, 2020	1,780	$56.18	336,816	$539
February 22, 2020 - March 20, 2020	1,481	$41.48	338,297	$477
March 21, 2020 - April 24, 2020	—	$—	338,297	$477
Total	3,261	$49.50

In May 2003, our Board of Directors approved a stock repurchase program. As of April 24, 2020, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock, including a $4.0 billion increase approved by our Board of Directors in April 2018. Since inception of the program through April 24, 2020, we repurchased a total of 338 million shares of our common stock for an aggregate purchase price of $13.1 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended in March 2020 due to the economic impact of the COVID-19 pandemic.

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

	Fiscal Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018 (2)	April 28, 2017 (2)	April 29, 2016
	(In millions, except per share amounts)
Net revenues	$5,412	$6,146	$5,919	$5,491	$5,546
Gross profit	$3,623	$3,945	$3,709	$3,364	$3,373
Provision for income taxes (1)	$125	$99	$1,083	$140	$116
Net income	$819	$1,169	$116	$481	$229
Net income per share, basic	$3.56	$4.60	$0.43	$1.75	$0.78
Net income per share, diluted	$3.52	$4.51	$0.42	$1.71	$0.77
Shares used in basic computation	230	254	268	275	294
Shares used in diluted computation	233	259	276	281	297
Cash dividends declared per share	$1.92	$1.60	$0.80	$0.76	$0.72

	April 24, 2020	April 26, 2019	April 27, 2018 (2)	April 28, 2017 (2)	April 29, 2016
	(In millions)
Cash, cash equivalents and short-term investments	$2,882	$3,899	$5,391	$4,921	$5,303
Working capital	$658	$1,743	$3,421	$2,178	$2,786
Total assets	$7,522	$8,741	$9,991	$9,562	$10,037
Total debt	$1,668	$1,793	$1,926	$1,993	$2,339
Total deferred revenue and financed unearned services revenue	$3,698	$3,668	$3,363	$3,213	$3,385
Total stockholders' equity	$242	$1,090	$2,276	$2,949	$2,881

(1)  In fiscal 2018, our provision for income taxes included significant charges attributable to United States tax reform.

(2) Fiscal 2018 and 2017 have been adjusted for our retrospective adoption of the accounting standard Revenue from Contracts with Customers (ASC 606).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our Company

NetApp is a leader in hybrid cloud data services. In a world of increasing complexity, we simplify. We help our customers ensure their data and applications are in the right place at the right time with the right characteristics and capabilities in order to achieve new insights and accelerate innovation. Only NetApp delivers everything IT organizations need to build their own unique data fabrics.

NetApp helps customers move from building data centers to building data fabrics. A data fabric simplifies the integration and orchestration of data services across clouds and on-premises to accelerate digital transformation. Only NetApp can deliver the full range of capabilities organizations need for their data fabrics: the power to discover resources, integrate disparate data services, automate operations, optimize over time, and protect and secure data everywhere.

Together with our partners, we empower organizations to unleash the full potential of their data to expand customer touchpoints, foster greater innovation and optimize their operations.

We focus on delivering an exceptional customer experience to become our customers’ preferred data partner. NetApp’s unique approach to data services enables organizations to drive data-driven innovation with the cloud, build clouds to gain speed and agility, and modernize and simplify IT to accelerate critical business applications.

With NetApp products and solutions, customers can:

•	Adopt new cloud-based capabilities by leveraging the best cloud resources for their business and simplify the complexities of managing data across multiple, public clouds and on-premises
•

Add new capabilities to their current environment by delivering new applications and services faster, and run existing workloads more efficiently with a foundation that brings the power of cloud-native data services on premises

•	Run their current IT application environment more efficiently by optimizing and future proofing infrastructure with high-performing, cloud-integrated technologies and converged infrastructure.

We employ a multichannel distribution strategy, selling products and services to end users and service providers through a direct sales force and through channel partners, including value-added resellers, system integrators, original equipment manufacturers (OEMs) and distributors.

To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we group our products by “Strategic” and “Mature” solutions. As our product portfolio evolves, market dynamics change, and management continues to assess our largest growth opportunities, we periodically change how we group certain products. Beginning in fiscal 2020, Strategic includes all-flash array products: A-series arrays (AFF), SolidFire, and EF-series, including all related add-on hardware and operating system (OS) software, NetApp HCI, StorageGrid, and optional add-on software products. Mature now includes hybrid and all-disk array products: FAS and E-series, including all related add-on hardware and OS software, and original equipment manufacturers (OEM) products. Prior to this grouping change, Hybrid FAS products and E-Series were included in Strategic, while all add-on hardware and OS software were included in Mature. For comparability, Strategic and Mature revenues presented for the prior year periods have been recast based on the revised groupings.

In addition to our products and solutions, we provide a variety of services to our customers, including software maintenance, hardware maintenance and other services including professional services, global support solutions, and customer education and training to help customers most effectively build their unique data fabrics and efficiently manage their data. Revenues generated by our Cloud Data Services offerings are included in software maintenance revenues.

COVID-19

The novel coronavirus, or COVID-19, pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. Since March 2020, the vast majority of our employees have been working remotely and we have suspended business travel.

During the fourth quarter of fiscal 2020, due to increased macroeconomic uncertainty caused by COVID-19, we observed certain customers delay purchases of our products and services, while other customers accelerated or placed new orders to address the demands of remote working and digital business, though on a net basis the impact to product revenues was unfavorable. We also experienced certain logistical challenges in delivering our products and services to customers in certain regions, and minor supply chain constraints.

We believe our existing balances of cash, cash equivalents and investments, cash generated from operations, and ability to access capital markets and committed lines of credit will be sufficient to satisfy our working capital needs, capital expenditures, dividends, required debt repayments and other liquidity requirements associated with our operations. In March 2020, we suspended our stock repurchase program.

The magnitude and duration of the disruption to our business, and impact to our operational and financial performance, caused by COVID-19 pandemic is uncertain. Refer to Item 1A. – Risk Factors for the significant risks we have identified as a result of the COVID-19 pandemic.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics for each of the last three fiscal years (in millions, except per share amounts and percentages):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Net revenues	$5,412	$6,146	$5,919
Gross profit	$3,623	$3,945	$3,709
Gross profit margin percentage	67%	64%	63%
Income from operations	$945	$1,221	$1,158
Income from operations as a percentage of net revenues	17%	20%	20%
Provision for income taxes	$125	$99	$1,083
Net income	$819	$1,169	$116
Diluted net income per share	$3.52	$4.51	$0.42
Net cash provided by operating activities	$1,060	$1,341	$1,478

	April 24, 2020	April 26, 2019
Deferred revenue and financed unearned services revenue	$3,698	$3,668

•	Net revenues: Our net revenues decreased 12% in fiscal 2020 compared to fiscal 2019. This was primarily due to a decrease of 20% in product revenues.
•

Gross profit margin percentage: Our gross profit margin as a percentage of net revenues increased by almost three percentage points in fiscal 2020 compared to fiscal 2019, primarily as a result of software and hardware maintenance revenues representing a higher percentage of total revenues in fiscal 2020, due to the decline in product revenues.

•

Income from operations as a percentage of net revenues: Our income from operations as a percentage of net revenues decreased by approximately two and a half percentage points in fiscal 2020 compared to fiscal 2019, primarily due to a decrease in net revenues in fiscal 2020, partially offset by a slight decrease in operating expenses.

•	Provision for income taxes: Our provision for income taxes increased in fiscal 2020 compared to fiscal 2019 primarily as a result of differences in discrete tax impacts in each year.
•

Net income and Diluted income per share: The decrease in both net income and diluted net income per share in fiscal 2020 compared to fiscal 2019 reflect the factors discussed above. Diluted net income per share was favorably impacted by a 10% decrease in the annual weighted average number of dilutive shares, due to share repurchases.

•	Operating cash flows: Operating cash flows decreased by 21% in fiscal 2020 compared to fiscal 2019, primarily reflecting lower net income.
•

Deferred revenue and financed unearned services revenue: Our total deferred revenue and financed unearned services revenue balance was relatively consistent as of both the end of fiscal 2020 and fiscal 2019.

Stock Repurchase Program and Dividend Activity

During fiscal 2020, we repurchased 25 million shares of our common stock at an average price of $56.34 per share, for an aggregate purchase price of $1.4 billion. We also declared cash dividends of an aggregate of $1.92 per share in fiscal 2020, for which we paid an aggregate of $439 million.

Acquisitions

On May 23, 2019, we acquired all the outstanding shares of privately-held Cognigo Research Ltd., a provider of data discovery classification software designed to manage and protect critical data, for $53 million in cash.

On March 6, 2020, we acquired all the outstanding shares of privately-held Talon Storage Solutions, Inc., a provider of next generation software-defined storage solutions, for $23 million in cash.

On April 28, 2020, in the first quarter of fiscal 2021, we acquired all the outstanding shares of privately-held Cloud Jumper Corporation, a provider of virtual desktop infrastructure and remote desktop services solutions, for approximately $34 million in cash.

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

Adoption of Lease Accounting Standard

In the first quarter of fiscal 2020, we adopted the new accounting standard Leases (ASC 842) using the modified retrospective approach, electing the optional transition method of not adjusting our comparative period financial statements. Adoption of the new standard resulted in the recognition of approximately $149 million of operating lease right-of-use assets, net of deferred rent and restructuring liabilities, and $158 million of lease liabilities on our consolidated balance sheets as of the beginning of fiscal 2020. See Note 10 – Leases in the Notes to Consolidated Financial Statements for additional information.

Senior Notes Maturity

On September 27, 2019, we made an aggregate cash payment of $400 million to extinguish our 2.00% Senior Notes at maturity. This repayment was funded through the sale of short-term commercial paper notes issued under our existing program and cash on hand.

Real Estate Transaction

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, through two separate and independent closings, the first of which was completed in the third quarter of fiscal 2018. The remaining properties, consisting of land, were classified as assets held for sale, and included as other current assets in our consolidated balance sheets as of April 26, 2019. On August 29, 2019, the second closing occurred and we consummated the sale of the land, with a net book value of $53 million, and received cash proceeds of $96 million, resulting in a gain, net of direct selling costs, of $38 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), which require management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the ongoing COVID-19 pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material.

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

•

Although we use our best estimates to forecast future product demand, any significant unanticipated changes in demand, which could be exacerbated by the effects of the COVID-19 pandemic, or obsolescence related to technological developments, new product introductions, customer requirements, competition or other factors could have a significant impact on the valuation of our inventory. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings that adversely impact gross margins may be required. If actual market conditions are more favorable, we may realize higher gross profits in the period when the written-down inventory is sold.

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of our reporting unit may exceed its fair value. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2020, we performed a quantitative test and determined the fair value of our reporting unit substantially exceeded its carrying amount, therefore, found no impairment of goodwill. To date, the impacts of the COVID-19 pandemic have not significantly adversely affected the fair value of our reporting unit.

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

•

While we employ experts to determine the acquisition date fair value of acquired intangibles, the fair values of assets acquired and liabilities assumed are based on significant management assumptions and estimates, which are inherently uncertain and highly subjective and as a result, actual results may differ from estimates. If different assumptions were to be used, it could materially impact the purchase price allocation. Volatile macroeconomic and market conditions caused by the COVID-19 pandemic have increased the level of uncertainty and subjectivity of certain management assumptions and estimates.

•

Evaluations of possible goodwill and purchased intangible asset impairment require us to make judgments and assumptions related to the allocation of our balance sheet and income statement amounts and estimate future cash flows and fair market values of our reporting unit and assets.

•

In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill or purchased intangible assets.

Assumptions and estimates about expected future cash flows and the fair values of our reporting unit and purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as the adverse impact of unanticipated changes in macroeconomic conditions, such as those related to the COVID-19 pandemic, and technological changes or new product introductions from competitors. They can also be affected by internal factors such as changes in business strategy or in forecasted product life cycles and roadmaps. Our ongoing consideration of these and other factors could result in future impairment charges or accelerated amortization expense, which could adversely affect our operating results.

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

•

The fair value of our investments in debt securities could decrease significantly from uncertainties in the credit and capital markets, credit rating downgrades and/or solvency of the issuer or decreases in the marketability of the securities, with the ongoing COVID-19 pandemic contributing to these uncertainties. If the fair value of our investments decreases significantly and, if because of changes in our ability and intent to continue to hold the securities or other factors, it is determined to be other-than-temporary, we may incur impairment charges that could adversely affect our results of operations.

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

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2020, which ended on April 24, 2020, fiscal year 2019, which ended on April 26, 2019, and fiscal year 2018, which ended on April 27, 2018, were all 52-week years. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2020	2019	2018
Revenues:
Product	55%	61%	60%
Software maintenance	19	15	15
Hardware maintenance and other services	26	24	25
Net revenues	100	100	100
Cost of revenues:
Cost of product	25	29	29
Cost of software maintenance	1	1	—
Cost of hardware maintenance and other services	7	7	8
Gross profit	67	64	63
Operating expenses:
Sales and marketing	29	27	29
Research and development	16	13	13
General and administrative	5	5	5
Restructuring charges	—	1	—
Gain on sale or derecognition of assets	(1)	(1)	(4)
Total operating expenses	49	44	43
Income from operations	17	20	20
Other income (expense), net	—	1	1
Income before income taxes	17	21	20
Provision for income taxes	2	2	18
Net income	15%	19%	2%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview — Net revenues for fiscal 2020 were $5,412 million, a decrease of $734 million, or 12% compared to fiscal 2019, reflecting lower product and hardware maintenance and other services revenues, partially offset by higher software maintenance revenues. Product revenues were negatively impacted by a reduction of customer demand due to the COVID-19 pandemic in the fourth quarter of fiscal 2020. Net revenues for fiscal 2019 were $6,146 million, an increase of $227 million, or 4% compared to fiscal 2018, reflecting higher product and software maintenance revenues, partially offset by slightly lower hardware maintenance and other services revenues.

Gross profit as a percentage of net revenues for fiscal 2020 increased by almost three points compared to fiscal 2019, primarily as a result of software and hardware maintenance revenues representing a higher percentage of total revenues in fiscal 2020, due to the decline in product revenues, and, to a lesser extent, slightly higher gross profit margins on product revenues and hardware maintenance and other services revenues. Gross profit margins on product revenues in fiscal 2020 increased one percentage point compared to fiscal 2019, primarily due to a higher mix of AFF product sales in the current year, partially offset by a decrease in high-margin revenue recognized from the software license component of several ELAs. Gross profit as a percentage of net revenues for fiscal 2019 increased by one and a half percentage points compared to fiscal 2018, reflecting higher margins on product revenues and hardware maintenance and other services revenues.

Sales and marketing, research and development, and general and administrative expenses for fiscal 2020 totaled $2,695 million, or 50% of net revenues, representing an increase of five percentage points compared to fiscal 2019, primarily due to lower net revenues in fiscal 2020. Sales and marketing, research and development, and general and administrative expenses for fiscal 2019 totaled $2,762 million, or 45% of net revenues, representing a decrease of two percentage points compared to fiscal 2018, primarily due to higher net revenues in fiscal 2019.

Net Revenues (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Net revenues	$5,412	$6,146	(12)%	$5,919	4%

The decrease in net revenues for fiscal 2020 compared to fiscal 2019 was primarily due to a decrease of $760 million in product revenues. Product revenues as a percent of net revenues decreased six percentage points in fiscal 2020 compared to fiscal 2019.

The increase in net revenues for fiscal 2019 compared to fiscal 2018 was primarily due to an increase of $230 million in product revenues. Product revenues as a percent of net revenues increased one and a half percentage points in fiscal 2019 compared to fiscal 2018.

Sales through our indirect channels represented 79%, 76% and 79% of net revenues in fiscal 2020, 2019 and 2018, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Fiscal Year
	2020	2019	2018
Arrow Electronics, Inc.	25%	24%	23%
Tech Data Corporation	21%	20%	20%

Product Revenues (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Product revenues	$2,995	$3,755	(20)%	$3,525	7%

Product revenues are derived through the sale of our strategic and mature solutions, and consist of sales of configured all-flash array and Hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, NetApp HCI, StorageGrid, OEM products and add-on optional software.

Under the strategic and mature product groupings, as described in the Executive Overview section above, product revenues from strategic solutions represented 60% of product revenues in fiscal 2020, compared to 56% in fiscal 2019. Product revenues from mature solutions represented 40% of product revenues in fiscal 2020, compared to 44% in fiscal 2019.

Product revenues declined in fiscal 2020 compared to the prior year primarily due to less favorable macroeconomic conditions and lower enterprise IT spending throughout fiscal 2020, and go-to-market execution issues experienced in the first quarter of fiscal 2020 with some of our largest global customer accounts. Additionally, in the fourth quarter of fiscal 2020, increasing macroeconomic uncertainty caused by the COVID-19 pandemic contributed to demand weakness, while associated logistical challenges led to delays in deliveries of products and services to certain customers.

Total product revenues from strategic solutions totaled $1,806 million in fiscal 2020, reflecting a 14% decrease from $2,100 million in fiscal 2019, with sales of most product types declining in the current year. A portion of the decrease was also attributable to substantially lower revenues recognized in fiscal 2020 related to the software license component of ELAs, due to a significant decrease in the aggregate value of new ELAs executed during the current year. Total product revenues from mature solutions totaled $1,189 in fiscal 2020, reflecting a 28% decrease from $1,655 million in fiscal 2019, and a decline in sales of most product types, including our Hybrid FAS and OEM products.

Total product revenues from strategic solutions totaled $2,100 million in fiscal 2019, reflecting a 23% increase from $1,709 million in fiscal 2018. This increase was primarily due to over $100 million of revenues from the software license component of several ELAs in fiscal 2019 which were recognized up-front. Comparable ELA revenues were immaterial in fiscal 2018. Revenues generated from the sale of optional add-on software unrelated to ELAs, and NetApp HCI also increased in fiscal 2019. Total product revenue from mature solutions totaled $1,655 million in fiscal 2019 reflecting a 9% decrease from $1,816 million in fiscal 2018, reflecting the movement of customers to our newer products, partially offset by an increase in add-on hardware, and related OS software revenues.

Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Software maintenance revenues	$1,034	$946	9%	$902	5%

Software maintenance revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The growth in software maintenance revenues reflects the higher aggregate contract value of the installed base under software maintenance contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Hardware maintenance and other services revenues	$1,383	$1,445	(4)%	$1,492	(3)%

Hardware maintenance and other services revenues include hardware maintenance, professional services and educational and training services revenues.

Hardware maintenance contract revenues were $1,142 million, $1,182 million and $1,214 million in fiscal 2020, 2019 and 2018, respectively, reflecting a year over year decrease of 4% and 3% in fiscal 2020 and fiscal 2019, respectively. These decreases were primarily attributable to a decline in average selling price (ASP) on contracts executed during those years, as well as lower contract renewal rates in fiscal 2019.

Professional services and educational and training services revenues were $241 million, $263 million and $278 million in fiscal 2020, 2019 and 2018, respectively.

Revenues by Geographic Area:

	Fiscal Year
	2020	2019	2018
United States, Canada and Latin America (Americas)	53%	56%	54%
Europe, Middle East and Africa (EMEA)	32%	30%	32%
Asia Pacific (APAC)	15%	14%	14%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. During fiscal 2020, Americas revenues were negatively impacted by general macroeconomic conditions in the region and go-to-market execution issues with some of our largest customer accounts in the first quarter of fiscal 2020, which was reflected in the geographic distribution of revenues as a percentage of net revenues in fiscal 2020 compared to fiscal 2019. During fiscal 2019, Americas revenues as a percentage of net revenues increased, reflecting higher product revenues due in part to several large ELAs, while EMEA revenues decreased slightly, primarily reflecting the unfavorable impact of foreign exchange rate fluctuations.

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

Cost of Product Revenues (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Cost of product revenues	$1,368	$1,752	(22)%	$1,738	1%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Fiscal 2020 to Fiscal 2019	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Materials costs	(22)	—
Other	—	1
Total change	(22)	1

Cost of product revenues represented 46%, 47% and 49% of product revenues for fiscal 2020, 2019 and 2018, respectively. Materials cost represented 86%, 90% and 91% of product costs for fiscal 2020, 2019 and 2018, respectively.

Materials costs decreased $393 million in fiscal 2020 compared to fiscal 2019, primarily due to a decline in product revenue and, to a lesser extent, a decline in the price of certain product components. Margins on revenue recognized for strategic solutions were higher in fiscal 2020 compared to fiscal 2019, reflecting a decrease in the average unit materials cost of AFF systems, partially offset by less high-margin revenue related to the software license components of several ELAs.  Margins on revenue recognized for mature solutions were relatively flat in fiscal 2020 compared to fiscal 2019, as the benefit from lower average unit materials costs of FAS Hybrid systems was offset by lower average selling prices.

Materials costs decreased $5 million in fiscal 2019 compared to fiscal 2018, primarily due to a decline in the price of certain product components. The average unit materials costs of our systems decreased slightly in fiscal 2019 compared to fiscal 2018. Margins on revenue recognized for strategic solutions were higher in fiscal 2019 compared to fiscal 2018 primarily due to the benefit of high margins realized on the software license components of several ELAs, and, to a lesser extent, higher ASPs. Margins for mature products also increased slightly in fiscal 2019. Foreign exchange rate fluctuations resulted in a slight unfavorable impact to margins in fiscal 2019.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Cost of software maintenance revenues	$48	$35	37%	$25	40%

Cost of software maintenance revenues represented 5%, 4% and 3% of software maintenance revenues for fiscal 2020, 2019 and 2018, respectively.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Cost of hardware maintenance and other services revenues	$373	$414	(10)%	$447	(7)%

Cost of hardware maintenance and other services revenues decreased $41 million, or 10%, in fiscal 2020 compared to fiscal 2019, and decreased $33 million, or 7%, in fiscal 2019 compared to fiscal 2018, primarily due to the favorable impact of cost savings initiatives, and the decrease in hardware maintenance and other services revenues. Costs represented 27%, 29% and 30% of hardware maintenance and other services revenues for fiscal 2020, 2019 and 2018, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased $22 million, or 1% during fiscal 2020 compared to fiscal 2019, primarily due to lower incentive compensation expenses reflecting lower operating performance against goals, partially offset by higher salaries, reflecting a 3% increase in average headcount.

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

Sales and Marketing (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Sales and marketing expenses	$1,585	$1,657	(4)%	$1,706	(3)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following:

	Fiscal 2020 to Fiscal 2019	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Compensation costs	(1)	(2)
Commissions	(2)	—
Facilities and IT support costs	—	(1)
Other	(1)	—
Total change	(4)	(3)

The decrease in compensation costs in fiscal 2020 compared to fiscal 2019 reflects a slight reduction in average headcount, while the decrease in commissions expense was primarily due to lower performance against sales goals. We incurred $3 million of non-recurring expenses in fiscal 2020, primarily due to the cancellation of a major sales event, as a direct result of the COVID-19 pandemic.

The decrease in compensation costs in fiscal 2019 compared to fiscal 2018 reflects a slight reduction in average headcount and, to a lesser extent, the favorable impact of foreign exchange rate fluctuations. Facilities and IT support costs decreased during fiscal 2019 primarily due to cost containment efforts.

Research and Development (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Research and development expenses	$847	$827	2%	$783	6%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Fiscal 2020 to Fiscal 2019	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Compensation costs	2	3
Development projects and outside services	—	1
Facilities and IT support costs	—	2
Total change	2	6

The increases in compensation costs for fiscal 2020 and fiscal 2019, compared to the respective prior years, were attributable to increases in average headcount of 8% and 7%, respectively, resulting in higher salaries and benefits expense. These increases were partially offset by lower incentive compensation plan expense, though to a greater degree in fiscal 2020 than in fiscal 2019. The average headcount increase in each year reflects our ongoing investment in additional engineering resources to support the expansion and enhancement of products and solutions targeted at our most important customer and market opportunities.

Facilities and IT support costs increased in fiscal 2019 in connection with the increase in average headcount, while in fiscal 2020 incremental projects were not funded in an effort to contain costs.

Development projects and outside services expense increased in fiscal 2019 compared to fiscal 2018 as a result of higher spending on materials and services associated with engineering activities to develop new products and enhance the existing portfolio.

General and Administrative (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
General and administrative expenses	$263	$278	(5)%	$280	(1)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Fiscal 2020 to Fiscal 2019	Fiscal 2019 to Fiscal 2018
	Percentage Change Points	Percentage Change Points
Compensation costs	(7)	(3)
Professional and legal fees and outside services	5	1
Facilities and IT support costs	(3)	—
Other	—	1
Total change	(5)	(1)

The decreases in compensation costs for fiscal 2020 and fiscal 2019, compared to the respective prior years, were primarily attributable to lower incentive compensation plan expense and, for fiscal 2020, lower stock-based compensation expense. While average headcount increased in both fiscal 2020 and fiscal 2019, salaries and benefits expense remained relatively flat as a greater percentage of employees were located in lower cost geographies.

The increases in professional and legal fees and outside services expense in fiscal 2020 and fiscal 2019 were due to higher spending levels on projects and outside services.

The decrease in facilities and IT support costs in fiscal 2020 was primarily due to lower spending levels on IT projects.

 Restructuring Charges (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Restructuring charges	$21	$35	(40)%	$—	NM

NM - Not Meaningful

In an effort to reduce our cost structure and redirect resources to our highest return activities, in fiscal years 2020 and 2019, we initiated a number of business realignment plans designed to streamline our business and focus on key strategic opportunities, resulting in aggregate reductions of our global workforce of approximately 2% in fiscal 2020 and less than 3% in fiscal 2019, for which we recognized aggregate charges of $21 million and $35 million, respectively, consisting primarily of employee severance costs. See Note 13 – Restructuring Charges of the Notes to Consolidated Financial Statements for more details regarding our restructuring plans.

 Gain on Sale or Derecognition of Assets (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Gain on sale or derecognition of assets	$(38)	$(73)	(48)%	$(218)	(67)%

In September 2017, we entered into an agreement to sell certain properties for a total of $306 million, through two separate and independent closings. During fiscal 2018, the first closing occurred, and we consummated the sale of properties with a net book value of $66 million, for cash proceeds of $210 million, resulting in a gain, net of direct selling costs, of $142 million. During the first quarter of fiscal 2020, the second closing occurred and we consummated the sale of land, with a net book value of $53 million, and received cash proceeds of $96 million, resulting in a gain, net of direct selling costs, of $38 million.

In addition, during fiscal 2018, our continuing involvement with properties subject to a sale-leaseback arrangement entered into in fiscal 2016 ended, and as a result we recorded non-cash sales of properties, extinguished the associated financing obligations and recognized gains of $76 million.

In February 2019, we contributed cash and other assets with a total book value of $7 million to a newly formed joint venture with Lenovo in exchange for a non-controlling 49% equity interest in the new entity, Lenovo NetApp Technology Limited (“LNTL”). The value of our equity interest was $80 million, resulting in a gain of $73 million in fiscal 2019.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Fiscal Year
	2020	2019	% Change	2018	% Change
Interest income	$48	$88	(45)%	$79	11%
Interest expense	(55)	(58)	(5)%	(62)	(6)%
Other income, net	6	17	(65)%	24	(29)%
Total	$(1)	$47	NM	$41	15%

NM - Not Meaningful

Interest income decreased during fiscal 2020 compared to fiscal 2019, primarily due to a reduction in the size of our investment portfolio as a result of our sale of approximately $1.0 billion of available-for-sale debt securities in the first quarter of fiscal 2020 and net maturities over the remainder of the year. Interest income increased during fiscal 2019 compared to fiscal 2018, primarily due to a shift in our investment portfolio to higher-yielding investments, partially offset by a decrease in the size of the portfolio.

Interest expense remained relatively flat in fiscal 2020 compared to fiscal 2019 as we repaid our maturing Senior Notes, but increased our average outstanding commercial paper balance. Interest expense decreased slightly during fiscal 2019 compared to fiscal 2018, primarily due to a reduction in the average amount of interest-bearing debt outstanding.

Other income, net decreased during fiscal 2020 compared to fiscal 2019, primarily due to a $10 million impairment of our equity method investment in LNTL and the net unfavorable impact of foreign exchange rate fluctuations in fiscal 2020, partially offset by a $14 million gain we realized from the sale of approximately $1.0 billion of available-for-sale debt securities. The decrease in other income, net during fiscal 2019 compared to fiscal 2018 was primarily attributable to differences in net foreign exchange gains.

Provision for Income Taxes (in millions, except percentages):

	Fiscal Year
	2020	2019	% Change	2018	% Change
Provision for income taxes	$125	$99	26%	$1,083	(91)%

Our effective tax rate for fiscal 2020 was 13.2% compared to an effective tax rate of 7.8% for fiscal 2019, and an effective tax rate of 90.3% for fiscal 2018. Our effective tax rates reflect the impact of a significant amount of our earnings, primarily income from our European operations, being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for fiscal 2020 was higher than the prior year primarily due to the shift in jurisdictional mix of income resulting in a lower foreign rate differential, a higher global minimum tax on intangible income (GMT) provision, and reduced benefit attributable to stock-based compensation.

Key components of the effective tax rate of 13.2% in fiscal 2020 included a benefit of $61 million, or 6.4 percentage points, related to the lapse of statutes of limitations, an expense of $32 million, or 3.4 percentage points, for GMT, a benefit of $40 million, or 4.2 percentage points, from foreign profits taxed at effective tax rates lower than the U.S. federal statutory rate of 21%, a benefit of $16 million, or 1.7 percentage points, from the generation of federal research credits, an expense of $15 million, or 1.6 percentage points, related to transition tax adjustments, and a benefit of $4 million, or 0.4 percentage points, attributable to stock-based compensation.

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

During fiscal 2020, we recognized a discrete benefit of $61 million related to the lapse of statutes of limitations on our fiscal 2014 and 2015 federal income tax returns. During fiscal 2019, we recognized a discrete benefit of $48 million arising from the effective settlement of an Internal Revenue Service audit for fiscal 2012 and fiscal 2013. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal 2001, in that we have carryforward attributes from these years that could be subject to adjustment in the tax years of utilization.

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

Under the TCJA, the GMT provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GMT as a component of tax expense in the period in which a company is subject to the rules, or (ii) account for GMT in a company’s measurement of deferred taxes. We have elected to recognize the GMT as a period cost and thus recorded $32 million and $22 million of tax expense for federal and state impacts for fiscal 2020 and fiscal 2019, respectively.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	April 24, 2020	April 26, 2019
Cash, cash equivalents and short-term investments	$2,882	$3,899
Principal amount of debt	$1,673	$1,799

The following is a summary of our cash flow activities:

	Fiscal Year
(In millions)	2020	2019
Net cash provided by operating activities	$1,060	$1,341
Net cash provided by investing activities	1,269	704
Net cash used in financing activities	(1,960)	(2,631)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(30)
Net increase (decrease) in cash, cash equivalents and restricted cash	$335	$(616)

As of April 24, 2020, our cash, cash equivalents and short-term investments totaled $2.9 billion, reflecting a decrease of $1.0 billion from April 26, 2019. The decrease was primarily due to $1.4 billion paid for the repurchase of our common stock, $439 million used for the payment of dividends, $400 million used for the repayment of our Senior Notes due September 2019, and $124 million in purchases of property and equipment, partially offset by $273 million in proceeds from the issuance of commercial paper notes, net, $96 million in proceeds from the sale of properties and $1.1 billion of cash provided by operating activities. Working capital decreased by $1.0 billion to $0.7 billion as of April 24, 2020 primarily due to the decreases in cash, cash equivalents and short-term investments discussed above.

Cash Flows from Operating Activities

During fiscal 2020, we generated cash from operating activities of $1.1 billion, reflecting net income of $819 million, adjusted by non-cash depreciation and amortization of $193 million, stock-based compensation of $153 million and a gain on derecognition of assets of $38 million.

Changes in assets and liabilities during fiscal 2020 included the following:

•	Accounts receivable decreased $238 million, reflecting more favorable shipping linearity and lower billings.
•	Accounts payable decreased $117 million, reflecting the timing of payments to our suppliers.
•	Accrued expenses decreased $177 million, primarily due to employee compensation payouts related to fiscal 2019 commissions and incentive compensation plans that exceeded fiscal 2020 accruals.
•	Long-term taxes payable decreased $163 million, primarily due to resolution of income tax matters and transition taxes associated with U.S. tax reform.

During fiscal 2019, we generated cash from operating activities of $1.3 billion, reflecting net income of $1.2 billion, adjusted by non-cash depreciation and amortization of $197 million, stock-based compensation of $158 million and a gain on derecognition of assets of $73 million.

Changes in assets and liabilities during fiscal 2019 included the following:

•	Accounts receivable increased $185 million, reflecting less favorable shipping linearity and one of our major distributors choosing not to take advantage of an early payment discount.
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

Cash Flows from Investing Activities

During fiscal 2020, we generated $1.4 billion from maturities and sales of investments, net of purchases and paid $124 million for capital expenditures. Additionally, we received $96 million for the sale of land in Sunnyvale, California and paid $73 million to acquire two privately-held companies.

During fiscal 2019, we generated $876 million from maturities and sales of investments, net of purchases, and paid $173 million for capital expenditures.

Cash Flows from Financing Activities

During fiscal 2020, we used $1.4 billion for the purchase of 25 million shares of our common stock, $439 million for the payment of dividends, $400 million for the repayment of our Senior Notes due September 2019, partially offset by $273 million in proceeds from the issuance of commercial paper notes, net and $102 million in proceeds from issuance of common stock under employee common stock award plans.

During fiscal 2019, we used $2.1 billion for the repurchase of 29 million shares of our common stock, $403 million for the payment of dividends, and $136 million for the repayment of commercial paper notes, net, partially offset by $121 million in proceeds from issuance of common stock under employee stock purchase plans.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies, and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including potential future issuances of debt, equity or other securities, will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all. For further discussion of factors that could affect our cash flows and liquidity requirements, including the impact of the COVID-19 pandemic, see Item 1A. Risk Factors.

Liquidity

Our principal sources of liquidity as of April 24, 2020 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	April 24, 2020	April 26, 2019
Cash and cash equivalents	$2,658	$2,325
Short-term investments	224	1,574
Total	$2,882	$3,899

As of April 24, 2020 and April 26, 2019, $2.5 billion and $3.7 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.4 billion and $0.2 billion, respectively, were available in the U.S. The TCJA imposed a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the recognition of the impacts of the TCJA, we have reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared and invest in critical and complimentary technologies through asset purchases and or business acquisitions, including our recently announced definitive agreement to acquire Spot Inc. a provider of compute management and cost optimization services on the public clouds. For more information, see Note 19 – Subsequent Events of the Notes to Consolidated Financial Statements.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 24, 2020.

Our investment portfolio has been and will continue to be exposed to market risk due to trends in the credit and capital markets. We continue to closely monitor current economic and market events to minimize the market risk of our investment portfolio. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. We utilize a variety of planning and financing strategies in an effort to ensure our worldwide cash is available when and where it is needed. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs, capital expenditures, business acquisitions, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. We also have an automatic shelf registration statement on file with the Securities and Exchange Commission (SEC). We may in the future offer an additional unspecified amount of debt, equity and other securities.

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 24, 2020 (in millions):

3.375% Senior Notes Due June 2021	$500
3.25% Senior Notes Due December 2022	250
3.30% Senior Notes Due September 2024	400
Total	$1,150

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 9 – Financing Arrangements of the Notes to Consolidated Financial Statements.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of April 24, 2020, we had commercial paper notes outstanding with an aggregate principal amount of $523 million, a weighted-average interest rate of 2.01% and maturities primarily less than three months.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of April 24, 2020, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for fiscal 2021 to be between $175 million and $225 million.

Dividends and Stock Repurchase Program

On May 26, 2020, we declared a cash dividend of $0.48 per share of common stock, payable on July 29, 2020 to holders of record as of the close of business on July 10, 2020.

As of April 24, 2020, our Board of Directors had authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 24, 2020, we repurchased a total of 338 million shares of our common stock at an average price of $38.86 per share, for an aggregate purchase price of $13.1 billion. As of April 24, 2020, the remaining authorized amount for stock repurchases under this program was $0.5 billion.

During the first quarter of fiscal 2021, we announced the suspension of our stock repurchases to strengthen our liquidity position given the uncertainty surrounding the overall impact of the ongoing COVID-19 pandemic. The timing and amount of stock repurchase transactions and future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. The following table summarizes our contractual obligations at April 24, 2020 (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Purchase commitments with contract manufacturers and component suppliers (1)	$479	$39	$42	$44	$47	$—	$651
Other purchase obligations (2)	133	34	11	7	4	4	193
Total off-balance sheet commitments	612	73	53	51	51	4	844
Commercial paper notes (3)	523	—	—	—	—	—	523
Long-term debt obligations (4)	38	530	271	13	407	—	1,259
Long-term financing arrangements	3	—	—	—	—	—	3
Uncertain tax positions (5)							136
Total contractual obligations	$1,176	$603	$324	$64	$458	$4	$2,765

(1)

Contract manufacturer and component supplier commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with our contract manufacturers and component suppliers. We record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and component suppliers for quantities in excess of our future demand forecasts. As of April 24, 2020, such liability amounted to $6 million and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

(2)

Other purchase obligations represent an estimate of all open purchase orders and contractual obligations associated with our ordinary course of business, excluding inventory commitments with contract manufacturers and component suppliers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be canceled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	Represents principal payments on our commercial paper notes.
(4)

Included in long-term debt are obligations related to our $1.2 billion principal amount of our Senior Notes, of which $500 million is due in June 2021, $250 million is due in December 2022 and $400 million is due in September 2024. Estimated interest payments for our long-term debt, assuming no early retirement of debt obligations, are $109 million for fiscal 2021 through fiscal 2025.

(5)

As of April 24, 2020, our liability for uncertain tax positions was $136 million, including interest, penalties and certain income tax benefits, which due to the uncertainty of the timing of future payments, is presented in the total column on a separate line in this table.

Some of the amounts in the table above are based on management’s estimates and assumptions, including the commitment duration, the possibility of renewal or termination, anticipated actions by management and third parties and other factors. Because these estimates and assumptions are subjective, our actual future obligations may vary from those reflected in the table.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $59 million and $87 million of receivables during fiscal 2020 and 2019, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases, we recognize revenues in accordance with our revenue recognition policy, as updated to reflect the adoption of ASC 606. In connection with certain recourse financing arrangements, we receive advance payments associated with undelivered elements that are subject to customer refund rights. We defer revenue associated with these advance payments until the related refund rights expire and we perform the services. As of April 24, 2020 and April 26, 2019, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 24, 2020, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements with suppliers are discussed in the contractual obligations section above. Additionally, we enter into indemnification agreements with third parties in the ordinary course of business. Generally, these indemnification agreements require us to reimburse losses suffered by the third-parties due to various events, such as lawsuits arising from patent or copyright infringement. These indemnification obligations are considered off-balance sheet arrangements under accounting guidance.

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

Interest Rate Risk

Fixed Income Investments — As of April 24, 2020, we had fixed income debt investments of $224 million. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 24, 2020 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $2 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of April 24, 2020, we have outstanding $1.2 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 9 – Financing Arrangements of the Notes to Consolidated Financial Statements for more information.

Commercial Paper Program and Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion commercial paper program and our $1.0 billion five-year revolving credit facility. Borrowings under these arrangements accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense fluctuates with any changes in these market interest rates or in our credit rating when we borrow any amounts under these arrangements. As of April 24, 2020, we had commercial paper notes outstanding with an aggregate principal amount of $523 million, weighted-average interest rates of 2.01% and maturities primarily less than three months. As of April 24, 2020, there were no amounts outstanding under the credit facility. See Note 9 – Financing Arrangements of the Notes to Consolidated Financial Statements for more information.

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

Item 8.	Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

	April 24, 2020	April 26, 2019
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,658	$2,325
Short-term investments	224	1,574
Accounts receivable	973	1,216
Inventories	145	131
Other current assets	274	364
Total current assets	4,274	5,610
Property and equipment, net	727	759
Goodwill	1,778	1,735
Other intangible assets, net	44	47
Other non-current assets	699	590
Total assets	$7,522	$8,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$426	$542
Accrued expenses	774	851
Commercial paper notes	522	249
Current portion of long-term debt	—	400
Short-term deferred revenue and financed unearned services revenue	1,894	1,825
Total current liabilities	3,616	3,867
Long-term debt	1,146	1,144
Other long-term liabilities	714	797
Long-term deferred revenue and financed unearned services revenue	1,804	1,843
Total liabilities	7,280	7,651

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.001 par value, 5 shares authorized; no shares issued or outstanding as of April 24, 2020 or April 26, 2019	—	—
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 219 and 240 shares issued and outstanding as of April 24, 2020 and April 26, 2019, respectively	284	1,133
Retained earnings	—	—
Accumulated other comprehensive loss	(42)	(43)
Total stockholders' equity	242	1,090
Total liabilities and stockholders' equity	$7,522	$8,741

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
	(In millions, except per share amounts)
Revenues:
Product	$2,995	$3,755	$3,525
Software maintenance	1,034	946	902
Hardware maintenance and other services	1,383	1,445	1,492
Net revenues	5,412	6,146	5,919
Cost of revenues:
Cost of product	1,368	1,752	1,738
Cost of software maintenance	48	35	25
Cost of hardware maintenance and other services	373	414	447
Total cost of revenues	1,789	2,201	2,210
Gross profit	3,623	3,945	3,709
Operating expenses:
Sales and marketing	1,585	1,657	1,706
Research and development	847	827	783
General and administrative	263	278	280
Restructuring charges	21	35	—
Gain on sale or derecognition of assets	(38)	(73)	(218)
Total operating expenses	2,678	2,724	2,551
Income from operations	945	1,221	1,158
Other income (expense), net	(1)	47	41
Income before income taxes	944	1,268	1,199
Provision for income taxes	125	99	1,083
Net income	$819	$1,169	$116
Net income per share:
Basic	$3.56	$4.60	$0.43
Diluted	$3.52	$4.51	$0.42
Shares used in net income per share calculations:
Basic	230	254	268
Diluted	233	259	276

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
	(In millions)
Net income	$819	$1,169	$116
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	(7)	2
Defined benefit obligations:
Defined benefit obligation adjustments	3	(2)	1
Reclassification adjustments related to defined benefit obligations	(2)	(2)	(2)
Income tax effect	1	1	1
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	22	36	(43)
Reclassification adjustments for gains included in net income	(14)	—	—
Unrealized gains on cash flow hedges:
Unrealized holding gains arising during the period	5	2	—
Reclassification adjustments for gains included in net income	(6)	(1)	—
Other comprehensive income (loss):	1	27	(41)
Comprehensive income	$820	$1,196	$75

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
	(In millions)
Cash flows from operating activities:
Net income	$819	$1,169	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	197	198
Non-cash operating lease cost	51	—	—
Stock-based compensation	153	158	161
Deferred income taxes	(17)	(3)	270
Gain on sale or derecognition of assets	(38)	(73)	(218)
Other items, net	1	2	(27)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	238	(185)	(289)
Inventories	(14)	(9)	36
Other operating assets	84	(73)	(38)
Accounts payable	(117)	(57)	262
Accrued expenses	(177)	42	162
Deferred revenue and financed unearned services revenue	54	343	139
Long-term taxes payable	(163)	(164)	714
Other operating liabilities	(7)	(6)	(8)
Net cash provided by operating activities	1,060	1,341	1,478
Cash flows from investing activities:
Purchases of investments	(13)	(41)	(1,389)
Maturities, sales and collections of investments	1,383	917	1,379
Purchases of property and equipment	(124)	(173)	(145)
Proceeds from sale of properties	96	—	210
Acquisitions of businesses, net of cash acquired	(73)	(3)	(75)
Other investing activities, net	—	4	(1)
Net cash provided by (used in) investing activities	1,269	704	(21)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	102	121	173
Payments for taxes related to net share settlement of stock awards	(79)	(96)	(75)
Repurchase of common stock	(1,411)	(2,111)	(794)
Proceeds from (repayments of) commercial paper notes, original maturities of three months or less, net	172	(136)	(115)
Issuances of debt, net of issuance costs	111	—	795
Repayments of debt	(410)	—	(750)
Dividends paid	(439)	(403)	(214)
Other financing activities, net	(6)	(6)	(6)
Net cash used in financing activities	(1,960)	(2,631)	(986)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(30)	26
Net increase (decrease) in cash, cash equivalents and restricted cash	335	(616)	497
Cash, cash equivalents and restricted cash:
Beginning of period	2,331	2,947	2,450
End of period	$2,666	$2,331	$2,947

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-in Capital		Retained	Accumulated
			Earnings	Other
			(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Loss	Total
	(In millions, except per share amounts)
Balances, April 28, 2017	269	$2,769	$209	$(29)	$2,949
Net income	—	—	116	—	116
Other comprehensive loss	—	—	—	(41)	(41)
Issuance of common stock under employee stock award plans, net of taxes	9	99	—	—	99
Repurchase of common stock	(15)	(568)	(226)	—	(794)
Stock-based compensation	—	161	—	—	161
Cash dividends declared ($0.80 per common share)	—	(106)	(108)	—	(214)
Balances, April 27, 2018	263	2,355	(9)	(70)	2,276
Cumulative-effect of adoption of ASU 2016-16	—	—	(51)	—	(51)
Net income	—	—	1,169	—	1,169
Other comprehensive income	—	—	—	27	27
Issuance of common stock under employee stock award plans, net of taxes	6	25	—	—	25
Repurchase of common stock	(29)	(1,002)	(1,109)	—	(2,111)
Stock-based compensation	—	158	—	—	158
Cash dividends declared ($1.60 per common share)	—	(403)	—	—	(403)
Balances, April 26, 2019	240	1,133	—	(43)	1,090
Cumulative-effect of adoption of ASC 842	—	—	6	—	6
Net income	—	—	819	—	819
Other comprehensive income	—	—	—	1	1
Issuance of common stock under employee stock award plans, net of taxes	4	23	—	—	23
Repurchase of common stock	(25)	(625)	(786)	—	(1,411)
Stock-based compensation	—	153	—	—	153
Cash dividends declared ($1.92 per common share)	—	(400)	(39)	—	(439)
Balances, April 24, 2020	219	$284	$—	$(42)	$242

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

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2020, which ended on April 24, 2020, fiscal year 2019, which ended on April 26, 2019, and fiscal year 2018, which ended on April 27, 2018, were all 52-week years. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months and periods of those fiscal years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Accounting Changes

In February 2016, the FASB issued an accounting standards update on financial reporting for leasing arrangements, including requiring lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use (ROU) asset and corresponding lease liability, measured at the present value of the lease payments. In the first quarter of fiscal 2020, we adopted this new standard using the modified retrospective approach, electing the optional transition approach of not adjusting our comparative period financial statements for the impacts of adoption. We also elected the package of practical expedients that did not require us to reassess existing leases under the new guidance, and the practical expedient to not separate lease and non-lease components for all leases. Adoption of the new standard during the first quarter of fiscal 2020 resulted in the recognition of approximately $149 million of operating lease ROU assets, net of deferred rent and lease restructuring liabilities, $158 million of lease liabilities, and a cumulative-effect adjustment to retained earnings of $6 million on our consolidated balance sheets. Adoption of the standard did not have a material impact on our consolidated statements of operations or consolidated statements of cash flows. Additional information is presented below and in Note 10 – Leases.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; product warranties; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, including impacts from the COVID-19 pandemic, the anticipated effects of which have been incorporated, as applicable, into management’s estimates as of and for the year ended April 24, 2020.

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

Goodwill and Purchased Intangible Assets — Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Purchased intangible assets with finite lives are generally amortized on a straight-line basis over their economic lives of three to five years for developed technology, two to five years for customer contracts/relationships, two to three years for covenants not to compete and two to five years for trademarks and trade names as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. In-process research and development is accounted for as an indefinite lived intangible asset and is assessed for potential impairment annually until development is complete or when events or circumstances indicate that their carrying amounts might be impaired. Upon completion of development, in-process research and development is accounted for as a finite-lived intangible asset.

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

We identify performance obligations in our contracts to be those goods and services that are distinct. A good or service is distinct where the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from us, and is distinct in the context of the contract, where the transfer of the good or service is separately identifiable from other promises in the contract.

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

Leases − We determine if an arrangement is or contains a lease at inception, and we classify leases as operating or finance leases at commencement. In our consolidated balance sheets, operating lease ROU assets are included in other non-current assets, while finance lease ROU assets are included in property and equipment, net. Lease liabilities for both types of leases are included in accrued expenses and other long-term liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over that term.

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

The fair value of employee time-based RSUs, and PBRSUs that include a performance condition, is equal to the market value of our common stock on the grant date of the award, less the present value of expected dividends during the vesting period, discounted at a risk-free interest rate. The fair value of PBRSUs that include a market condition is measured using a Monte Carlo simulation model on the date of grant.

The fair value of time-based RSUs, and PBRSUs that include a market condition, is not remeasured as a result of subsequent stock price fluctuations. The fair value of PBRSUs that include a performance condition is remeasured when there is a change in management’s estimate of expected achievement relative to the performance target, resulting in the recognition of a cumulative adjustment of stock-based compensation expense.

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

2. Recent Accounting Standards Not Yet Effective

  Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting standards update on the measurement of credit losses on financial instruments. The standard introduces a new model for measuring and recognizing credit losses on financial instruments, requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires that credit losses be recorded through an allowance for credit losses. This new standard will be effective for us in our first quarter of fiscal 2021 and, upon adoption, we are required to apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings, though a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Based on the composition of our investment portfolio, current market conditions, including those related to the ongoing COVID-19 pandemic, and historical credit loss activity, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements had or will have a material impact on our consolidated financial position, operating results or disclosures.

3. Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, foreign currency exchange contracts and accounts receivable. Cash equivalents and short-term investments consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, all of which are considered high investment grade. Our policy is to limit the amount of credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. The COVID-19 pandemic has led to an increase in market volatility and liquidity challenges for certain companies. However, it has not currently resulted in a material increase in the credit risk associated with our financial instruments.

By entering into foreign currency exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults.

We sell our products primarily to large organizations in different industries and geographies. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for potential credit losses. To reduce credit risk, we perform ongoing credit evaluations on our customers’ financial condition. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information, including the expected impact of macroeconomic disruptions such as the COVID-19 pandemic, and, to date, such losses have been within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions.

There are no concentrations of business transacted with a particular market that would severely impact our business in the near term. However, we rely on a limited number of suppliers for certain key components and a few key contract manufacturers to manufacture most of our products; any disruption, including as a result of the COVID-19 pandemic, or termination of these arrangements could materially adversely affect our operating results.

4. Business Combinations

Fiscal 2020 Acquisitions

On March 6, 2020, we acquired all the outstanding shares of privately-held Talon Storage Solutions, Inc., a provider of next generation software-defined storage solutions, for $23 million in cash.

The preliminary acquisition date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Cash	$2
Developed technology intangible asset	6
Customer contracts/relationships	4
Other assets	4
Goodwill	13
Total assets acquired	29
Liabilities assumed	(6)
Total purchase price	$23

On May 23, 2019, we acquired all the outstanding shares of privately-held Cognigo Research Ltd., a provider of data discovery classification software designed to manage and protect critical data, for $53 million in cash.

The acquisition date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Cash	$2
Developed technology intangible asset	26
Goodwill	30
Total assets acquired	58
Liabilities assumed	(5)
Total purchase price	$53

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

5. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 27, 2018	$1,739
Additions	3
Derecognition	(7)
Balance as of April 26, 2019	1,735
Additions	43
Balance as of April 24, 2020	$1,778

We derecognized goodwill during fiscal 2019 in connection with our contribution of a group of assets to a newly formed joint venture with Lenovo in exchange for a non-controlling ownership interest in the new entity. Refer to Note 6 – Supplemental Financial Information for additional details.

Purchased intangible assets, net are summarized below (in millions):

	April 24, 2020			April 26, 2019
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$192	$(152)	$40	$160	$(113)	$47
Customer contracts/relationships	4	—	4	41	(41)	—
Total purchased intangible assets	$196	$(152)	$44	$201	$(154)	$47

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statement of
	April 24, 2020	April 26, 2019	April 27, 2018	Operations Classifications
Developed technology	$39	$36	$36	Cost of revenues
Customer contracts/relationships	—	10	14	Operating expenses
Other purchased intangibles	—	—	3	Operating expenses
Total	$39	$46	$53

As of April 24, 2020, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2021	28
2022	12
Thereafter	4
Total	44

6. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our consolidated statement of cash flows:

	April 24, 2020	April 26, 2019
Cash and cash equivalents	$2,658	$2,325
Restricted cash	8	6
Cash, cash equivalents and restricted cash	$2,666	$2,331

Inventories (in millions):

	April 24, 2020	April 26, 2019
Purchased components	$28	$8
Finished goods	117	123
Inventories	$145	$131

Property and equipment, net (in millions):

	April 24, 2020	April 26, 2019
Land	$103	$106
Buildings and improvements	597	605
Leasehold improvements	89	86
Computer, production, engineering and other equipment	802	817
Computer software	359	357
Furniture and fixtures	106	105
Construction-in-progress	32	10
	2,088	2,086
Accumulated depreciation and amortization	(1,361)	(1,327)
Property and equipment, net	$727	$759

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, with a book value of $118 million, for a total of $306 million, through two separate and independent closings. Upon the completion of the first closing in fiscal 2018, we consummated the sale of properties with a net book value of $66 million for cash proceeds of $210 million, resulting in a gain, net of direct selling costs, of $142 million.     The remaining properties, consisting of land,  were classified as assets held-for-sale, and included as other current assets in our consolidated balance sheets as of April 26, 2019. On August 26, 2019, the second closing occurred and we consummated the sale of the land, with a net book value of $53 million, and received cash proceeds of $96 million, resulting in a gain, net of direct selling costs, of $38 million.

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Depreciation and amortization expense	$154	$150	$145

Other non-current assets (in millions):

	April 24, 2020	April 26, 2019
Deferred tax assets	$220	$201
Operating lease ROU assets	137	—
Other assets	342	389
Other non-current assets	$699	$590

During fiscal 2019, we formed a joint venture with Lenovo (Beijing) Information Technology Ltd. (“Lenovo”) in China and, in February 2019, contributed assets to the newly formed entity, Lenovo NetApp Technology Limited (“LNTL”), in exchange for a non-controlling 49% equity interest. The group of assets we contributed and derecognized met the definition of a business and included cash, fixed assets, customer relationships and an allocation of goodwill, with an aggregate book value of $7 million. The fair value of our equity interest in LNTL of $80 million, based on discounted cash flows, resulted in a non-cash gain of $73 million. We accounted for our ownership interest as an equity method investment and have presented it in Other non-current assets on our consolidated balance sheet. The book value of our investment as of April 24, 2020 and April 26, 2019 was $67 million and $78 million, respectively, reflecting a $10 million other-than-temporary impairment charge recorded to other income (expense), net in the fourth quarter of fiscal 2020 attributable to a decline in growth rate projections for LNTL, in part due to the COVID-19 pandemic.

LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. It will also endeavor to localize our products and services, and to develop new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

.

Accrued expenses (in millions):

	April 24, 2020	April 26, 2019
Accrued compensation and benefits	$322	$433
Product warranty liabilities	26	25
Operating lease liabilities	51	—
Other current liabilities	375	393
Accrued expenses	$774	$851

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our consolidated balance sheets (in millions):

	Year Ended
	April 24, 2020	April 26, 2019
Balance at beginning of period	$40	$40
Expense accrued during the period	26	22
Warranty costs incurred	(25)	(22)
Balance at end of period	$41	$40

	April 24, 2020	April 26, 2019
Accrued expenses	$26	$25
Other long-term liabilities	15	15
Total warranty liabilities	$41	$40

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	April 24, 2020	April 26, 2019
Liability for uncertain tax positions	$136	$252
Income taxes payable	399	447
Product warranty liabilities	15	15
Operating lease liabilities	93	—
Other liabilities	71	83
Other long-term liabilities	$714	$797

Other income (expense), net (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Interest income	$48	$88	$79
Interest expense	(55)	(58)	(62)
Other income, net	6	17	24
Other income (expense), net	$(1)	$47	$41

Statements of cash flows additional information (in millions):

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$15	$9	$24
Non-cash extinguishment of sale-leaseback financing obligations	$—	$—	$130
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$276	$205	$87
Interest paid	$50	$53	$58

7. Revenue

Disaggregation of revenue

To provide visibility into our transition from older products to our newer, higher growth products and clarity into the dynamics of our product revenue, we group our products by “Strategic” and “Mature” solutions. As our product portfolio evolves, market dynamics change, and management continues to assess our largest growth opportunities, we periodically change how we group certain products. Beginning in fiscal 2020, Strategic includes all-flash array products: A-series arrays, SolidFire, and EF-series, including all related add-on hardware and operating system (OS) software, NetApp HCI, StorageGrid, and optional add-on software products. Mature now includes hybrid and all-disk array products: FAS and E-series, including all related add-on hardware and OS software, and original equipment manufacturers products. Prior to this grouping change, Hybrid FAS products and E-Series were included in Strategic, while all add-on hardware and OS software were included in Mature. For comparability, Strategic and Mature revenues presented for the prior year periods have been recast based on the revised groupings.

In addition to the sale of our products and solutions, we provide a variety of services to our customers, including software maintenance, hardware maintenance and other services including professional services, global support solutions, and customer education and training.

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Product revenues	$2,995	$3,755	$3,525
Strategic	1,806	2,100	1,709
Mature	1,189	1,655	1,816
Software maintenance revenues	1,034	946	902
Hardware maintenance and other services revenues	1,383	1,445	1,492
Hardware maintenance support contracts	1,142	1,182	1,214
Professional and other services	241	263	278
Net revenues	$5,412	$6,146	$5,919

Revenues by geographic region are presented in Note 16 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue:

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our consolidated balance sheets (in millions):

	April 24, 2020	April 26, 2019
Deferred product revenue	$75	$84
Deferred services revenue	3,567	3,502
Financed unearned services revenue	56	82
Total	$3,698	$3,668

Reported as:
Short-term	$1,894	$1,825
Long-term	1,804	1,843
Total	$3,698	$3,668

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

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Year Ended
	April 24, 2020	April 26, 2019
Balance at beginning of period	$3,668	$3,363
Additions	2,513	2,763
Revenue recognized during the period	(2,483)	(2,458)
Balance at end of period	$3,698	$3,668

During the years ended April 24, 2020 and April 26, 2019, we recognized $1,822 million and $1,722 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of April 24, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,698 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 51% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 25% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following tables summarize the activity related to deferred commissions and their balances as reported in our consolidated balance sheets (in millions):

	Year Ended
	April 24, 2020	April 26, 2019
Balance at beginning of period	$172	$137
Additions	79	112
Expense recognized during the period	(95)	(77)
Balance at end of period	$156	$172

	April 24, 2020	April 26, 2019
Other current assets	$67	$75
Other non-current assets	89	97
Total deferred commissions	$156	$172

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

Investments

The following is a summary of our investments (in millions):

	April 24, 2020				April 26, 2019
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$155	$1	$—	$156	$1,359	$2	$(8)	$1,353
U.S. Treasury and government debt securities	68	—	—	68	214	—	(1)	213
Certificates of deposit	158	—	—	158	117	—	—	117
Mutual funds	33	—	—	33	35	—	—	35
Total debt and equity securities	$414	$1	$—	$415	$1,725	$2	$(9)	$1,718

During fiscal 2020, we sold approximately $1.0 billion of corporate bonds held by foreign subsidiaries and recognized a gain on sale of $14 million, which is presented in other income (expense), net on our consolidated statement of operations.

The following table presents the contractual maturities of our debt investments as of April 24, 2020 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$315	$315
Due after one year through five years	61	62
Due after five years through ten years	5	5
	$381	$382

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 24, 2020
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,500	$2,500	$—
Corporate bonds	156	—	156
U.S. Treasury and government debt securities	68	44	24
Certificates of deposit	158	—	158
Total cash, cash equivalents and short-term investments	$2,882	$2,544	$338
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$27	$27	$—
Foreign currency exchange contracts assets (1)	$4	$—	$4
Foreign currency exchange contracts liabilities (3)	$(2)	$—	$(2)

	April 26, 2019
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,216	$2,216	$—
Corporate bonds	1,353	—	1,353
U.S. Treasury and government debt securities	213	131	82
Certificates of deposit	117	—	117
Total cash, cash equivalents and short-term investments	$3,899	$2,347	$1,552
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$29	$29	$—
Foreign currency exchange contracts assets (1)	$4	$—	$4
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

(1)	Reported as other current assets in the consolidated balance sheets
(2)	Reported as other non-current assets in the consolidated balance sheets
(3)	Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of April 24, 2020 and April 26, 2019, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of April 24, 2020 and April 26, 2019, the fair value of our long-term debt was approximately $1,176 million and $1,553 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

9. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

		April 24, 2020	April 26, 2019
	Effective Interest Rate	Amount	Amount
2.00% Senior Notes Due September 2019	2.32%	$—	$400
3.375% Senior Notes Due June 2021	3.54%	500	500
3.25% Senior Notes Due December 2022	3.43%	250	250
3.30% Senior Notes Due September 2024	3.42%	400	400
Total principal amount		1,150	1,550
Unamortized discount and issuance costs		(4)	(6)
Total senior notes		1,146	1,544
Less: Current portion of long-term debt		—	(400)
Total long-term debt		$1,146	$1,144

Senior Notes

Our $400 million, 3.30% Senior Notes,  were issued in September 2017 with interest paid semi-annually in March and September. Our 3.375% Senior Notes and 3.25% Senior Notes, with principal amounts of $500 million and $250 million, respectively, were issued in June 2014 and December 2012, respectively. Interest on these Senior Notes is paid semi-annually in June and December. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness. On September 27, 2019, we paid $400 million to extinguish our 2.00% Senior Notes at maturity.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 24, 2020, we were in compliance with all covenants associated with the Senior Notes.

As of April 24, 2020, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2022	500
2023	250
2025	400
Total	$1,150

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended on July 17, 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of April 24, 2020 and April 26, 2019, we had commercial paper notes outstanding with an aggregate principal amount of $523 million and $249 million, respectively, weighted-average interest rates of 2.01% and 2.73%, respectively, and maturities primarily less than three months. During fiscal 2020, we received proceeds of $111 million from the issuance, and made repayments of $10 million for the settlement, of commercial paper notes with original maturities greater than three months.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended on July 17, 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of April 24, 2020, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Sale-leaseback Transactions

In fiscal 2016, we entered into a sale-leaseback arrangement of certain of our land and buildings, under which we leased back certain of our properties rent free over lease terms ending at various dates through December 31, 2017. These properties did not qualify for sale-leaseback accounting and as a result they were accounted for as financing transactions. During fiscal 2018, we terminated leases under the arrangement and recorded a non-cash sale of properties with a net book value of $54 million, the extinguishment of $130 million in financing obligations, and a gain of $76 million. There are no balances remaining on our consolidated balance sheets as of April 24, 2020 or April 26, 2019 associated with this sale-leaseback arrangement.

10. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which represent the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and have remaining lease terms of up to 15 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and have remaining lease terms of up to 4 years, while our automobile leases have remaining lease terms of up to 5 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

Year Ended
April 24, 2020
Operating lease cost	$55
Variable lease cost	16
Total lease cost	$71

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

Year Ended
April 24, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$56
Right-of-use assets obtained in exchange for new operating lease obligations	$41

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

April 24, 2020
Other non-current assets	$137
Total operating lease ROU assets	$137

Accrued expenses	$51
Other long-term liabilities	93
Total operating lease liabilities	$144

Weighted Average Remaining Lease Term	3.9 years

Weighted Average Discount Rate	2.7%

Future minimum operating lease payments as of April 24, 2020 are as follows (in millions):

Operating Leases
Fiscal 2021	$53
Fiscal 2022	40
Fiscal 2023	23
Fiscal 2024	15
Fiscal 2025	9
Thereafter	11
Total lease payments	$151
Less: Interest	(7)
Total	$144

Prior to our adoption of the new lease standard, future minimum operating lease payments as of April 26, 2019, which were undiscounted and excluded non-lease components, were as follows (in millions):

Operating Leases
Fiscal 2020	$47
Fiscal 2021	38
Fiscal 2022	26
Fiscal 2023	14
Fiscal 2024	10
Thereafter	16
Total lease payments	$151

11. Stockholders’ Equity

Equity Incentive Programs

The 1999 Plan — As most recently amended on September 12, 2019, the 1999 Stock Option Plan (the Plan) comprises five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to eligible individuals at a fixed price per share; (ii) the Stock Appreciation Rights Program under which eligible persons may be granted stock appreciation rights that allow individuals to receive the appreciation in fair market value of the shares; (iii) the Stock Issuance Program under which eligible individuals may be issued shares of common stock directly; (iv) the Performance Share and Performance Unit Program under which eligible persons may be granted performance shares or performance units which result in payment to the participant only if performance goals or other vesting criteria are achieved and (v) the Automatic Award Program under which nonemployee board members automatically receive equity grants at designated intervals over their period of board service. In August 2019, the Plan was extended for a 10-year term.

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

During fiscal 2020, the shares reserved for issuance under the Plan were increased by 4 million shares of common stock. As of April 24, 2020, 27 million shares were available for grant under the Plan.

Stock Options

As of April 24, 2020 and April 26, 2019, we had less than 1 million stock options outstanding.

Additional information related to our stock options is summarized below (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Intrinsic value of exercises	$5	$31	$37
Proceeds received from exercises	$4	$25	$88
Fair value of options vested	$1	$2	$8

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money options.

Restricted Stock Units

In fiscal 2020, 2019 and 2018, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate two year or three year performance period, which began on the date specified in the grant agreement and ends on the last day of the second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in fiscal 2020 and 2019, and all of the PBRSUs granted in fiscal 2018, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the applicable period end date. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. For the remaining PBRSUs granted in fiscal 2020 and 2019, the number of shares issued will depend upon our achievement against a cumulative Adjusted Operating Income (AOI) target, as defined in the grant agreements, for the three-year periods from fiscal 2020 through 2022 and fiscal 2019 through 2021, respectively. The fair values of these PBRSUs were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of all PBRSUs granted in fiscal 2020, 2019 and 2018 was $18 million, $24 million and $20 million, respectively, and these amounts are being recognized to expense over the shorter of the remaining applicable performance or service periods.

As of April 24, 2020, April 26, 2019 and April 27, 2018, there were approximately 1 million PBRSUs outstanding.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 28, 2017	11	$28.81
Granted	4	$39.74
Vested	(5)	$30.59
Forfeited	(1)	$29.54
Outstanding as of April 27, 2018	9	$32.91
Granted	3	$63.40
Vested	(3)	$32.02
Forfeited	(1)	$36.61
Outstanding as of April 26, 2019	8	$45.68
Granted	4	$51.39
Vested	(4)	$38.87
Forfeited	(1)	$48.30
Outstanding as of April 24, 2020	7	$51.40

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Shares withheld for taxes	1	1	2
Fair value of shares withheld	$79	$96	$75

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 12, 2019, the ESPP was amended to increase the shares reserved for issuance by 2 million shares of common stock. As of April 24, 2020, 7 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Shares issued under the ESPP	2	3	4
Proceeds from issuance of shares	$98	$96	$85

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Cost of product revenues	$3	$4	$3
Cost of hardware maintenance and other services revenues	10	10	10
Sales and marketing	66	67	68
Research and development	53	48	49
General and administrative	21	29	31
Total stock-based compensation expense	$153	$158	$161
Income tax benefit for stock-based compensation	$15	$15	$29

As of April 24, 2020, total unrecognized compensation expense related to our equity awards was $280 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.1 years.

Valuation Assumptions

The valuation of RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
RSUs:
Risk-free interest rate	1.7%	2.6%	1.4%
Expected dividend yield	2.9%	2.4%	2.0%
Weighted-average fair value per share granted	$51.39	$63.40	$39.74

ESPP:
Expected term in years	1.2	1.2	1.2
Risk-free interest rate	2.0%	2.6%	1.4%
Expected volatility	33%	31%	28%
Expected dividend yield	3.1%	2.4%	2.0%
Weighted-average fair value per right granted	$10.15	$18.07	$12.34

Stock Repurchase Program

As of April 24, 2020, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. In March 2020, we suspended our repurchases under the program due to the economic impact of the COVID-19 pandemic.

The following table summarizes activity related to this program (in millions, except per share amounts):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Number of shares repurchased	25	29	15
Average price per share	$56.34	$72.87	$51.57
Stock repurchases allocated to additional paid-in capital	$625	$1,002	$568
Stock repurchases allocated to retained earnings (accumulated deficit)	$786	$1,109	$226
Remaining authorization at end of period	$477	$1,889	$4,000

Since the May 13, 2003 inception of our stock repurchase program through April 24, 2020, we repurchased a total of 338 million shares of our common stock at an average price of $38.86 per share, for an aggregate purchase price of $13.1 billion.

Preferred Stock

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our fiscal 2020, 2019 and 2018 activities related to dividends on our common stock (in millions, except per share amounts).

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Dividends per share declared	$1.92	$1.60	$0.80
Dividend payments allocated to additional paid-in capital	$400	$403	$106
Dividend payments allocated to retained earnings	$39	$—	$108

On May 26, 2020, we declared a cash dividend of $0.48 per share of common stock, payable on July 29, 2020 to shareholders of record as of the close of business on July 10, 2020. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 27, 2018	$(27)	$—	$(43)	$—	$(70)
OCI before reclassifications, net of tax	(7)	(2)	36	2	29
Amounts reclassified from AOCI, net of tax	—	(1)	—	(1)	(2)
Total OCI	(7)	(3)	36	1	27
Balance as of April 26, 2019	(34)	(3)	(7)	1	(43)
OCI before reclassifications, net of tax	(8)	3	22	5	22
Amounts reclassified from AOCI, net of tax	—	(1)	(14)	(6)	(21)
Total OCI	(8)	2	8	(1)	1
Balance as of April 24, 2020	$(42)	$(1)	$1	$—	$(42)

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
	Amounts Reclassified from AOCI			Statements of Operations Classification
Recognized (gains) losses on defined benefit obligations	$(2)	$(2)	(2)	Operating expenses
Realized gains on available-for-sale securities	(14)	—	—	Other income (expense), net
Realized gains on cash flow hedges	(6)	(1)	—	Net revenues
Total reclassifications	$(22)	$(3)	$(2)

12. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 24, 2020 or April 26, 2019. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 24, 2020	April 26, 2019
Cash Flow Hedges
Forward contracts purchased	$124	$103
Balance Sheet Contracts
Forward contracts sold	$254	$121
Forward contracts purchased	$108	$363

The effect of cash flow hedges recognized in net revenues is presented in the consolidated statements of comprehensive income and Note 11 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our consolidated statements of operations was as follows (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$—	$15	$(9)

13. Restructuring Charges

In the first quarter of fiscal 2020, we announced a restructuring plan (the May 2019 Plan) to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce of approximately 2%. Charges related to the plan consisted primarily of employee severance-related costs. Substantially all activities under the plan have been completed.

Management has previously approved several restructuring actions, including the November 2016 Plan, May 2018 Plan and April 2019 Plan, under which we reduced our global workforce by 6%, less than 2%, and approximately 1%, respectively. Charges related to our restructuring plans consisted primarily of employee severance-related costs. Substantially all activities under the November 2016 Plan and the May 2018 Plan were complete as of the end of fiscal 2018 and 2019, respectively. Substantially all activities under the April 2019 Plan were complete as of the end of fiscal 2020.

Activities related to our restructuring plans are summarized as follows (in millions):

	May 2019 Plan	April 2019 Plan	May 2018 Plan	November 2016 Plan	Total
Balance as of April 28, 2017	$—	$—	$—	$13	$13
Net charges	—	—	—	—	—
Cash payments	—	—	—	(7)	(7)
Balance as of April 27, 2018	—	—	—	6	6
Net charges	—	16	19	—	35
Cash payments	—	(1)	(19)	(2)	(22)
Balance as of April 26, 2019	—	15	—	4	19
Net charges	21	—	—	—	21
Cash payments	(20)	(15)	—	—	(35)
Other	—	—	—	(4)	(4)
Balance as of April 24, 2020	$1	$—	$—	$—	$1

Upon adoption of the new lease accounting standard in the first quarter of fiscal 2020, the remaining lease-related liabilities associated with the November 2016 Plan were recognized as a reduction to the lease right-of-use asset recorded at transition.

Liabilities for our restructuring activities are included in accrued expenses in our consolidated balance sheets.

14. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Domestic	$379	$678	$589
Foreign	565	590	610
Total	$944	$1,268	$1,199

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Current:
Federal	$83	$26	$764
State	9	27	10
Foreign	50	49	39
Total current	142	102	813
Deferred:
Federal	(26)	35	239
State	(6)	(6)	27
Foreign	15	(32)	4
Total deferred	(17)	(3)	270
Provision for income taxes	$125	$99	$1,083

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Tax computed at federal statutory rate	$198	$266	$366
State income taxes, net of federal benefit	10	16	18
Foreign earnings in lower tax jurisdictions (1)	(40)	(84)	(108)
Stock-based compensation	(4)	(19)	(23)
Research and development credits	(16)	(17)	(10)
Global minimum tax on intangible income	32	22	—
Transition tax and related reserves	15	(5)	732
Tax rate changes	—	—	108
Resolution of income tax matters (2)	(61)	(48)	—
Non-taxable gain on joint venture formation	—	(14)	—
Domestic production activities deduction	—	(13)	(7)
Other	(9)	(5)	7
Provision for income taxes	$125	$99	$1,083

(1)	For fiscal 2020, 2019 and 2018, we generated foreign earnings in lower tax jurisdictions primarily related to income from our European operations.
(2)

During fiscal 2020, we recognized a tax benefit related to the lapse of statutes of limitations on our fiscal 2014 and 2015 federal income tax returns. During fiscal 2019, the Internal Revenue Service completed the examination of our fiscal 2012 to fiscal 2013 federal income tax returns, and we recognized a tax benefit attributable to the effective settlement and the release of related tax reserves.

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

As a result of the U.S. federal corporate income tax rate change, effective as of January 1, 2018, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future periods. During fiscal 2018, we recorded $108 million of tax expense related to all tax rate changes. Upon finalization of our provisional estimates during fiscal 2019, we recorded tax expense of $6 million related to deferred tax assets for equity-based compensation awards to our executives.

The TCJA imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits not previously subject to U.S. income tax at a rate of 15.5% on earnings to the extent of foreign cash and other liquid assets, and 8% on the remaining earnings. In fiscal 2018, we recorded a $732 million discrete tax expense for the estimated U.S. federal and state income tax impacts of the transition tax. In fiscal 2019, we finalized our computation of the transition tax and recorded a reduction of $5 million to our provisional estimate.

Under the TCJA, the global minimum tax on intangible income (GMT) provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GMT as a component of tax expense in the period in which a company is subject to the rules, or (ii) account for GMT in a company’s measurement of deferred taxes. We have elected to recognize the GMT as a period cost and thus recorded $32 million and $22 million of tax expense for federal and state impacts for fiscal 2020 and fiscal 2019, respectively.

  The components of our deferred tax assets and liabilities are as follows (in millions):

	April 24, 2020	April 26, 2019
Deferred tax assets:
Reserves and accruals	$72	$50
Net operating loss and credit carryforwards	113	139
Stock-based compensation	15	16
Deferred revenue	242	205
Other	14	16
Gross deferred tax assets	456	426
Valuation allowance	(104)	(123)
Deferred tax assets, net of valuation allowance	352	303
Deferred tax liabilities:
Prepaids and accruals	49	31
Acquired intangibles	40	32
Property and equipment	33	31
Other	20	10
Total deferred tax liabilities	142	104
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$210	$199

 The valuation allowance decreased by $19 million in fiscal 2020. The decrease is mainly attributable to corresponding changes in deferred tax assets, primarily foreign tax credit carryforwards and certain state tax credit carryforwards.

As of April 24, 2020, we have federal net operating loss and tax credit carryforwards of approximately $1 million and $2 million, respectively. In addition, we have gross state net operating loss and tax credit carryforwards of $26 million and $131 million, respectively. The majority of the state credit carryforwards are California research credits which are offset by a valuation allowance as we believe it is more likely than not that these credits will not be utilized. We also have $3 million of foreign net operating losses, and $23 million of foreign tax credit carryforwards where the majority is generated by our Dutch subsidiary which are fully offset by a valuation allowance. Certain acquired net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The federal, state, and foreign net operating loss carryforwards and credits will expire in various years from fiscal 2021 through 2038. The California research credit and Dutch foreign tax credit carryforwards do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Balance at beginning of period	$296	$348	$218
Additions based on tax positions related to the current year	5	11	131
Additions for tax positions of prior years	1	26	—
Decreases for tax positions of prior years	(10)	(35)	(1)
Settlements	(81)	(54)	—
Balance at end of period	$211	$296	$348

As of April 24, 2020, we had $211 million of gross unrecognized tax benefits, of which $136 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $136 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized. As a result of U.S. tax reform, we recorded provisional gross unrecognized tax benefits of $114 million during fiscal 2018.

We recognized a benefit for adjustments to accrued interest and penalties related to unrecognized tax benefits in the income tax provision of approximately $8 million in fiscal 2020, a benefit of $4 million in fiscal 2019 and an expense of $5 million in fiscal 2018. Accrued interest and penalties of $10 million and $18 million were recorded in the consolidated balance sheets as of April 24, 2020 and April 26, 2019, respectively.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 24, 2020

2016 — 2020	United States — federal income tax
2011 — 2020	United States — state and local income tax
2013 — 2020	Australia
2015 — 2020	Germany
2007 — 2020	India
2013 — 2020	Japan
2014 — 2020	The Netherlands
2017 — 2020	United Kingdom
2016 — 2020	Canada

We are currently undergoing various income tax audits in the U.S. and several foreign tax jurisdictions. Transfer pricing calculations are key topics under these audits and are often subject to dispute and appeals. We are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal 2001, in that we have carryforward attributes from these years that could be subject to adjustment in the tax years of utilization.

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

 Prior to the passage of the TCJA, we had not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries because we had intended to indefinitely reinvest such earnings outside the U.S. The TCJA imposed a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017 and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the provisional estimates recorded during fiscal 2018, we considered the impacts of the TCJA and reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested. As of April 24, 2020, we estimate the unrecognized deferred tax liability related to the earnings we expect to be indefinitely reinvested to be immaterial. We will continue to monitor our plans to indefinitely reinvest undistributed earnings of foreign subsidiaries and will assess the related unrecognized deferred tax liability considering our ongoing projected global cash requirements, tax consequences associated with repatriation and any U.S. or foreign government programs designed to influence remittances.

15. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Numerator:
Net income	$819	$1,169	$116
Denominator:
Shares used in basic computation	230	254	268
Dilutive impact of employee equity award plans	3	5	8
Shares used in diluted computation	233	259	276
Net Income per Share:
Basic	$3.56	$4.60	$0.43
Diluted	$3.52	$4.51	$0.42

Four million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for fiscal 2020, while one million potential shares were excluded from the calculations for each of fiscal 2019 and 2018, as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
United States, Canada and Latin America (Americas)	$2,863	$3,425	$3,207
Europe, Middle East and Africa (EMEA)	1,742	1,847	1,873
Asia Pacific (APAC)	807	874	839
Net revenues	$5,412	$6,146	$5,919

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $2,584 million, $3,116 million and $2,878 million during fiscal 2020, 2019 and 2018, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 24, 2020	April 26, 2019
U.S.	$385	$159
International	2,497	3,740
Total	$2,882	$3,899

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 24, 2020	April 26, 2019
U.S.	$540	$572
International	187	187
Total	$727	$759

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
Arrow Electronics, Inc.	25%	24%	23%
Tech Data Corporation	21%	20%	20%

The following customers accounted for 10% or more of accounts receivable:

	April 24, 2020	April 26, 2019
Arrow Electronics, Inc.	13%	11%
Tech Data Corporation	19%	24%

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

	Year Ended
	April 24, 2020	April 26, 2019	April 27, 2018
401(k) matching contributions	$29	$29	$28

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

	April 24, 2020	April 26, 2019
Deferred compensation plan assets	$33	$35
Deferred compensation liabilities reported as:
Accrued expenses	$6	$6
Other long-term liabilities	$27	$29

Postretirement Health Care Plan

Certain of our executive officers were eligible to participate in our Executive Retirement Medical Plan (the ERM Plan). Prior to its termination in fiscal 2020, the ERM Plan provided, upon retirement, medical benefits beyond the COBRA maximum benefit period to a defined group of senior executives based on minimum age, years of service and position. The ERM Plan was unfunded and there was no minimum funding requirement.

In November 2016, we made certain amendments to the ERM Plan, which prior to amendment, provided group health insurance benefits to eligible retirees. Effective January 1, 2017, the amended ERM Plan provided each eligible retiree with a capped reimbursement of premiums for the period from January 1, 2017 through December 31, 2019. During the period from December 31, 2019 through December 31, 2021, participants in the ERM Plan are eligible to receive a lump sum cash payment equal to two years of projected health care costs, or a prorated portion thereof, pursuant to the methodology set forth in the ERM Plan. Such payments were, or will be, made by us outside the ERM Plan as the ERM Plan was terminated on December 31, 2019.

 Other Defined Benefit Plans

We maintain various defined benefit plans to provide termination and postretirement benefits to certain eligible employees outside of the U.S. We also provide disability benefits to certain eligible employees in the U.S. Eligibility is determined based on the terms of our plans and local statutory requirements.

Funded Status

The funded status of our defined benefit plans, which is recognized in other long-term liabilities in our consolidated balance sheets, was as follows (in millions):

	April 24, 2020	April 26, 2019
Fair value of plan assets	$32	$31
Benefit obligations	(59)	(61)
Unfunded obligations	$(27)	$(30)

18. Commitments and Contingencies

    Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of April 24, 2020, we had $651 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 24, 2020 and April 26, 2019, such liability amounted to $6 million and $16 million, respectively, and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of April 24, 2020, we had $193 million in other purchase obligations.

 Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $59 million, $87 million and $67 million of receivables during fiscal 2020, 2019 and 2018, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of April 24, 2020 and April 26, 2019, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 24, 2020, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

Indemnification Agreements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we agree to defend and indemnify other parties, primarily our customers or business partners or subcontractors, for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to them infringe any U.S. patent, copyright, trade secret, or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to the customer the purchase price paid less depreciation amortized on a straight-line basis. We have not been required to make material payments pursuant to these provisions historically. We have not recorded any liability at April 24, 2020 related to these guarantees since the maximum amount of potential future payments under such guarantees, indemnities and warranties is not determinable, other than as described above.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of April 24, 2020 related to such matters.

19. Subsequent Event

On April 28, 2020, we acquired all the outstanding shares of privately-held Cloud Jumper Corporation, a provider of virtual desktop infrastructure and remote desktop services solutions, for approximately $34 million in cash. We are in the process of completing the purchase price allocation for this acquisition.

On June 3, 2020, we entered into a definitive agreement to acquire all the outstanding shares of Spot, Inc. (“Spot”), a privately-held company and provider of compute management and cost optimization services on the public clouds. The acquisition of Spot will allow us to establish an application driven infrastructure for the continuous optimization of both compute and storage, which we believe will facilitate customers deploying more applications to the cloud. The acquisition is subject to the satisfaction of certain regulatory approvals and other customary closing conditions.

Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows (in millions, except per share amounts):

	Quarter Ended
	July 26, 2019	October 25, 2019	January 24, 2020	April 24, 2020
Net revenues	$1,236	$1,371	$1,404	$1,401
Gross profit	$816	$925	$941	$941
Provision (benefit) for income taxes	$16	$56	$(1)	$54
Net income	$103	$243	$277	$196
Net income per share, basic	$0.43	$1.03	$1.23	$0.89
Net income per share, diluted	$0.42	$1.03	$1.21	$0.88

	Quarter Ended
	July 27, 2018	October 26, 2018	January 25, 2019	April 26, 2019
Net revenues	$1,474	$1,517	$1,563	$1,592
Gross profit	$963	$974	$982	$1,026
Provision (benefit) for income taxes	$(11)	$52	$70	$(12)
Net income	$283	$241	$249	$396
Net income per share, basic	$1.08	$0.93	$1.00	$1.62
Net income per share, diluted	$1.05	$0.91	$0.98	$1.59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

Opinion on the Financial Statements

      We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (the "Company") as of April 24, 2020 and April 26, 2019, the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended April 24, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 24, 2020 and April 26, 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 24, 2020, in conformity with accounting principles generally accepted in the United States of America.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 24, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

   The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

   Certain of the Company’s revenue contracts with customers include multiple promises (such as hardware systems, software licenses, software and hardware maintenance, and other services). The Company typically negotiates contracts with its customers, and while many of these contracts contain standard terms and conditions, certain large enterprises and distributors may have customer specific terms and performance obligations due to the nature of the contracts.

   Pursuant to accounting principles generally accepted in the United States of America the Company is required to evaluate whether each performance obligation represents goods and services that are distinct. A good or service is distinct where the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and is distinct in the context of the contract, where the transfer of the good or service is separately identifiable from other promises in the contract. The evaluation of performance obligations can require significant judgment and could change the amount of revenue recognized in a given period.

   We identified the evaluation of performance obligations in certain large enterprise and distributor contracts as a critical audit matter because of the judgment management makes in evaluating such contracts and the impact of such judgment on the amount of revenue recognized in a given period. This required a high degree of auditor judgment and an increased extent of testing.

How the Critical Audit Matter Was Addressed in the Audit

   Our audit procedures related to the Company’s evaluation of performance obligations for certain large enterprise and distributor contracts included the following, among others:

•        We tested the effectiveness of internal controls related to the review of large enterprise and distributor contracts specifically around the review of the terms and conditions and proper evaluation of performance obligations.

•        We evaluated management’s significant accounting policies related to revenue recognition for reasonableness and compliance with generally accepted accounting principles.

•        We selected a sample of contracts for large enterprise and distributor customers and performed the following:

o   Obtained and read contract source documents for each selection, including master agreements, amendments, and other documents that were part of the contract.

o   Assessed the terms and conditions in the contract source documents and evaluated the appropriateness of management’s application of their accounting policies in the evaluation of performance obligations.

o   Where applicable, tested the mathematical accuracy of management’s calculations of revenue and the associated allocation of the transaction price to the various performance obligations.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 15, 2020

We have served as the Company's auditor since 1995.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Sunnyvale, California

Opinion on Internal Control over Financial Reporting

     We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the “Company”) as of April 24, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 24, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 24, 2020, of the Company and our report dated June 15, 2020, expressed an unqualified opinion on those financial statements.

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

June 15, 2020

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

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 24, 2020, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 24, 2020, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 24, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 24, 2020. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2020 Annual Meeting of Stockholders.

We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our principal executive officer and principal financial and accounting officer. A copy of the code of ethics, which we refer to as our “Code of Conduct,” is available on our website at http://netapp.com/us/media/code-of-conduct.pdf. We will post any amendments to or waivers from the provisions of our Code of Conduct on our website.

Item 11.	Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is as follows:

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	November 26, 2013

3.2	Bylaws of the Company.	8-K	000-27130	3.1	April 30, 2018

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	December 12, 2012

4.2	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	December 12, 2012

4.3	Second Supplemental Indenture dated June 5, 2014 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	June 5, 2014

4.4	Third Supplemental Indenture dated September 29, 2017 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	September 29, 2017

4.5	Description of Securities of the Company	—	—	—	—

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	10-Q	000-27130	10.1	August 28, 2014

10.2*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	June 28, 2016

10.3*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	May 22, 2019

10.4*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective June 20, 2018.	10-Q	000-27130	10.1	August 21, 2018

10.5*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.6*	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective July 19, 2018.	DEF 14A	000-27130	Appendix B	August 1, 2018

10.7*	The Company’s Amended and Restated 1995 Stock Incentive Plan. (P)	DEF 14A	000-27130		August 21, 1998

10.8*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.	10-K	000-27130	10.21	July 8, 2005

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.9*	Form of Stock Issuance Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock).	10-K	000-27130	10.23	July 8, 2005

10.10*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).	10-K	000-27130	10.22	July 8, 2005

10.11*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 19, 2018.	DEF 14A	000-27130	Appendix A	August 1, 2018

10.12*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.	10-Q	000-27130	10.3	November 26, 2013

10.13*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).	10-Q	000-27130	10.4	November 26, 2013

10.14*	Form of Restricted Stock Unit Agreement (Employees) approved for use under the Company’s 1999 Stock option Plan, effective June 2019.	—	—	—	—

10.15*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).	10-K	000-27130	10.29	July 8, 2005

10.16*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).	10-K	000-27130	10.28	July 8, 2005

10.17*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.18*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.2	February 11, 2019

10.19*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	—	—	—	—

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.20*	Form of Restricted Stock Unit Agreement (Performance Based) under the NetApp, Inc. 1999 Stock Option Plan.	8-K	000-27130	10.1	June 26, 2015

10.21*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.2	August 21, 2018

10.22*	Form of Restricted Stock Unit Agreement (Performance-Based) – Adjusted Operating Income approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.3	August 21, 2018

10.23*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	—	—	—	—

10.24*	Form of Restricted Stock Unit Agreement (Performance-Based) – Adjusted Operating Income approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	—	—	—	—

10.28*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).	10-K	000-27130	10.27	July 8, 2005

10.29*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).	10-K	000-27130	10.30	July 8, 2005

10.30*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).	10-K	000-27130	10.31	July 8, 2005

10.31*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).	10-K	000-27130	10.32	July 8, 2005

10.32*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).	10-K	000-27130	10.81	June 24, 2008

10.33*	Bycast Inc. 2010 Equity Incentive Plan.	S-8	333-167619	99.1	June 18, 2010

10.34*	Incentive Stock Option Plan of Bycast Inc.	S-8	333-167619	99.2	June 18, 2010

10.35*	SolidFire, Inc. 2010 Stock Incentive Plan.	S-8	333-209570	99.1	February 17, 2016

10.36*	SolidFire, Inc. 2016 Equity Incentive Plan.	S-8	333-209570	99.2	February 17, 2016

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.37*	Outside Director Compensation Policy (effective September 1, 2018) of the Company.	10-Q	000-27130	10.1	February 11, 2019

10.38*	Offer Letter for employment at the Company to Ronald Pasek, dated March 22, 2016.	10-K	000-27130	10.35	June 22, 2016

10.39	NetApp, Inc. Executive Retiree Health Plan, as amended and restated.	8-K	000-27130	10.1	November 21, 2016

10.40	Credit Agreement, dated as of December 12, 2016, by and among the Company, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A., as co-documentation agents.	8-K	000-27130	10.1	December 12, 2016

10.41	Amendment No. 1 to Credit Agreement, dated as of July 17, 2017, by and among the Company, the financial institutions listed on the signature pages and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	000-27130	10.1	July 17, 2017

10.42	Form of Dealer Agreement between the Company, as issuer, and each Dealer.	8-K	000-27130	10.2	December 12, 2016

10.43	Collared Accelerated Share Repurchase Transaction dated as of June 5, 2013, by and between the Company and Goldman, Sachs & Co.	10-Q	000-27130	10.1	August 29, 2013

10.44	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 9, 2016 by and between the Company and Google Inc.	10-K	000-27130	10.41	June 22, 2016

10.45	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 11, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.42	June 22, 2016

10.46	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of April 8, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.43	June 22, 2016

10.47	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of September 11, 2017 by and between the Company and Google Inc.	10-Q	000-27130	10.2	November 29, 2017

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.48	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 2, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	November 29, 2017

10.49	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 25, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	November 29, 2017

10.50	Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 31, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.1	February 22, 2018

10.51	Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 2, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.2	February 22, 2018

10.52	Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 8, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	February 22, 2018

10.53	Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 10, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	February 22, 2018

10.54	Seventh Amendment to the Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 15, 2019 by and between the Company and Google LLC.	10-K	000-27130	10.54	June 18, 2019
10.55	Separation Agreement dated August 14, 2019 by and between the Company and Joel Reich.	10-Q	000-27130	10.1	November 18, 2019
10.56	Separation Agreement dated April 3, 2020 by and between the Company and Ronald Pasek.	—	—	—	—
10.57	Separation Agreement dated May 28, 2020 by and between the Company and Henri Richard.	—	—	—	—
10.58	Offer Letter for employment at the Company to César Cernuda, date March 23, 2020.	—	—	—	—

21.1	Subsidiaries of the Company.	—	—	—	—
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
George Kurian
Chief Executive Officer and President (Principal Executive Officer and Principal Operating Officer)

Date: June 15, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Kurian and Michael J. Berry, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer and President (Principal Executive Officer and Principal Operating Officer)	June 15, 2020
George Kurian

/s/ MICHAEL J. BERRY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 15, 2020
Michael J. Berry

/s/ SCOTT R. ALLEN Scott R. Allen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 15, 2020

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 15, 2020
T. Michael Nevens

/s/ GERALD HELD	Director	June 15, 2020
Gerald Held

/s/ KATHRYN M. HILL	Director	June 15, 2020
Kathryn M. Hill

/s/ DEBORAH KERR	Director	June 15, 2020
Deborah Kerr

/s/ SCOTT SCHENKEL	Director	June 15, 2020
Scott Schenkel

/s/ GEORGE T. SHAHEEN	Director	June 15, 2020
George T. Shaheen
/s/ DEEPAK AHUJA	Director	June 15, 2020
Deepak Ahuja