Form 10-Q
period 2020-07-31
NetApp, Inc.
filed 2020-08-28
CIK 1002047

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

or

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

As of August 26, 2020, there were 222,005,088 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 31, 2020	April 24, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,633	$2,658
Short-term investments	140	224
Accounts receivable	604	973
Inventories	136	145
Other current assets	304	274
Total current assets	4,817	4,274
Property and equipment, net	737	727
Goodwill	2,038	1,778
Other intangible assets, net	140	44
Other non-current assets	684	699
Total assets	$8,416	$7,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$396	$426
Accrued expenses	616	774
Commercial paper notes	150	522
Short-term deferred revenue and financed unearned services revenue	1,814	1,894
Total current liabilities	2,976	3,616
Long-term debt	2,630	1,146
Other long-term liabilities	720	714
Long-term deferred revenue and financed unearned services revenue	1,806	1,804
Total liabilities	8,132	7,280

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 222 and 219 shares issued and outstanding as of July 31, 2020 and April 24, 2020, respectively	323	284
Retained earnings	—	—
Accumulated other comprehensive loss	(39)	(42)
Total stockholders' equity	284	242
Total liabilities and stockholders' equity	$8,416	$7,522

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 31, 2020	July 26, 2019
Revenues:
Product	$627	$644
Software maintenance	301	250
Hardware maintenance and other services	375	342
Net revenues	1,303	1,236
Cost of revenues:
Cost of product	316	312
Cost of software maintenance	15	10
Cost of hardware maintenance and other services	100	98
Total cost of revenues	431	420
Gross profit	872	816
Operating expenses:
Sales and marketing	429	405
Research and development	233	215
General and administrative	61	71
Restructuring charges	5	21
Acquisition-related expense	8	—
Total operating expenses	736	712
Income from operations	136	104
Other income (expense), net	(32)	15
Income before income taxes	104	119
Provision for income taxes	27	16
Net income	$77	$103
Net income per share:
Basic	$0.35	$0.43
Diluted	$0.35	$0.42
Shares used in net income per share calculations:
Basic	221	239
Diluted	222	243

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

.	Three Months Ended
	July 31, 2020	July 26, 2019
Net income	$77	$103
Other comprehensive income:
Foreign currency translation adjustments	9	(1)
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	2	20
Reclassification adjustments for gains included in net income	—	(14)
Unrealized losses on cash flow hedges:
Unrealized holding losses arising during the period	(9)	(1)
Reclassification adjustments for losses included in net income	1	—
Other comprehensive income	3	4
Comprehensive income	$80	$107

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 31, 2020	July 26, 2019
Cash flows from operating activities:
Net income	$77	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	49
Non-cash operating lease cost	13	13
Stock-based compensation	54	42
Deferred income taxes	—	(7)
Other items, net	25	(7)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	391	672
Inventories	9	15
Other operating assets	7	59
Accounts payable	(29)	(195)
Accrued expenses	(186)	(277)
Deferred revenue and financed unearned services revenue	(158)	(154)
Long-term taxes payable	6	(3)
Other operating liabilities	(18)	—
Net cash provided by operating activities	240	310
Cash flows from investing activities:
Purchases of investments	(2)	(4)
Maturities, sales and collections of investments	87	1,031
Purchases of property and equipment	(52)	(32)
Proceeds from sale of properties	6	—
Acquisitions of businesses, net of cash acquired	(350)	(56)
Other investing activities, net	—	(1)
Net cash provided by (used in) investing activities	(311)	938
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	48	54
Payments for taxes related to net share settlement of stock awards	(33)	(71)
Repurchase of common stock	—	(250)
Repayments of commercial paper notes, original maturities of three months or less, net	(370)	(219)
Issuance of debt, net of issuance costs	2,057	—
Repayments and extinguishment of debt	(589)	—
Dividends paid	(107)	(115)
Other financing activities, net	(3)	(2)
Net cash provided by (used in) financing activities	1,003	(603)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	43	(3)
Net increase in cash, cash equivalents and restricted cash	975	642
Cash, cash equivalents and restricted cash:
Beginning of period	2,666	2,331
End of period	$3,641	$2,973

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

(Unaudited)

	Three Months Ended July 31, 2020
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, April 24, 2020	219	$284	$—	$(42)	$242
Net income	—	—	77	—	77
Other comprehensive income	—	—	—	3	3
Issuance of common stock under employee stock award plans, net of taxes	3	15	—	—	15
Stock-based compensation	—	54	—	—	54
Cash dividends declared ($0.48 per common share)	—	(30)	(77)	—	(107)
Balances, July 31, 2020	222	$323	$—	$(39)	$284

	Three Months Ended July 26, 2019
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, April 26, 2019	240	$1,133	$—	$(43)	$1,090
Cumulative-effect of adoption of ASC 842	—	—	6	—	6
Net income	—	—	103	—	103
Other comprehensive income	—	—	—	4	4
Issuance of common stock under employee stock award plans, net of taxes	3	(17)	—	—	(17)
Repurchase of common stock	(4)	(141)	(109)	—	(250)
Stock-based compensation	—	42	—	—	42
Cash dividends declared ($0.48 per common share)	—	(115)	—	—	(115)
Balances, July 26, 2019	239	$902	$—	$(39)	$863

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

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2021, ending on April 30, 2021 is a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter. Fiscal year 2020, which ended on April 24, 2020, was a 52-week year, with 13 weeks in each of its quarters.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 24, 2020 contained in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; product warranties; employee compensation and benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates. Management’s estimates include, as applicable, the anticipated impacts of the COVID-19 pandem

2. Recently Adopted Accounting Standards

In June 2016, the FASB issued an accounting standards update on the measurement of credit losses on financial instruments. The standard introduces a new model for measuring and recognizing credit losses on financial instruments, requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires that credit losses be recorded through an allowance for credit losses. On April 25, 2020, we adopted the standard with no material impact to our condensed consolidated financial statements.

There have been no other significant changes in our significant accounting policies as of and for the three months ended July 31, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 24, 2020.

Recent accounting pronouncements pending adoption not discussed are either not applicable or will not have or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

3. Business Combination

Cloud Jumper Corporation Acquisition

On April 28, 2020, we acquired all the outstanding shares of privately-held Cloud Jumper Corporation (Cloud Jumper), a provider of virtual desktop infrastructure and remote desktop services solutions based in North Carolina, for approximately $34 million in cash.

The preliminary acquisition date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Developed technology	$16
Customer contracts/relationships	6
Goodwill	12
Other assets	1
Total assets acquired	35
Liabilities assumed	(1)
Total purchase price	$34

Spot, Inc. Acquisition

On July 9, 2020, we acquired all the outstanding shares of privately-held Spot, Inc. (Spot), a provider of compute management cost optimization services on the public clouds based in Israel, for $340 million in cash. The acquisition of Spot will allow us to establish an application driven infrastructure for the continuous optimization of both compute and storage, which we believe will facilitate customers deploying more applications to the cloud.

The preliminary acquisition date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Cash	24
Intangible assets	84
Goodwill	248
Other assets	7
Total assets acquired	363
Liabilities assumed	(23)
Total purchase price	$340

The components of the Spot intangible assets acquired were as follows (in millions, except useful life):

		Estimated useful life (years)
Developed technology	$53	5
Customer contracts/relationships	28	5
Trade name	3	3
Total intangible assets	$84

The acquired assets and assumed liabilities were recorded at their estimated fair values. We determined the estimated fair values with the assistance of valuations and appraisals performed by third party specialists and estimates made by management. We expect to realize revenue synergies, leverage and expand the existing Spot sales channels and product development resources, and utilize the existing workforce. We also anticipate opportunities for growth through the ability to leverage additional future products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Spot’s identifiable net assets acquired, and as a result, we have recorded goodwill in connection with this acquisition. The goodwill is not deductible for income tax purposes.

The results of operations related to the acquisition of both Spot and Cloud Jumper have been included in our condensed consolidated statements of operations from their respective acquisition dates. Pro forma results of operations have not been presented because the impact from these acquisitions would not have been material to our consolidated results of operations for each of the three months ended July 31, 2020 and July 26, 2019.

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 24, 2020	$1,778
Additions	260
Balance as of July 31, 2020	$2,038

Purchased intangible assets, net are summarized below (in millions):

	July 31, 2020			April 24, 2020
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$215	$(116)	$99	$192	$(152)	$40
Customer contracts/relationships	38	—	38	4	—	4
Other purchased intangibles	3	—	3	—	—	—
Total purchased intangible assets	$256	$(116)	$140	$196	$(152)	$44

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Statements of
	July 31, 2020	July 26, 2019	Operations Classification
Developed technology	$10	$11	Cost of revenues

As of July 31, 2020, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	38
2022	37
2023	29
2024	17
2025	16
2026	3
Total	$140

5. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	July 31, 2020	April 24, 2020
Cash and cash equivalents	$3,633	$2,658
Restricted cash	8	8
Cash, cash equivalents and restricted cash	$3,641	$2,666

Inventories (in millions):

	July 31, 2020	April 24, 2020
Purchased components	$25	$28
Finished goods	111	117
Inventories	$136	$145

Property and equipment, net (in millions):

	July 31, 2020	April 24, 2020
Land	$103	$103
Buildings and improvements	598	597
Leasehold improvements	91	89
Computer, production, engineering and other equipment	834	802
Computer software	359	359
Furniture and fixtures	107	106
Construction-in-progress	38	32
	2,130	2,088
Accumulated depreciation and amortization	(1,393)	(1,361)
Property and equipment, net	$737	$727

Other non-current assets (in millions):

	July 31, 2020	April 24, 2020
Deferred tax assets	$208	$220
Operating lease ROU assets	135	137
Other assets	341	342
Other non-current assets	$684	$699

Other non-current assets as of July 31, 2020 and April 24, 2020 were $68 million and $67 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited, a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019.

Accrued expenses (in millions):

	July 31, 2020	April 24, 2020
Accrued compensation and benefits	$254	$322
Product warranty liabilities	24	26
Operating lease liabilities	52	51
Other current liabilities	286	375
Accrued expenses	$616	$774

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
Balance at beginning of period	$41	$40
Expense accrued during the period	1	5
Warranty costs incurred	(5)	(6)
Balance at end of period	$37	$39

	July 31, 2020	April 24, 2020
Accrued expenses	$24	$26
Other long-term liabilities	13	15
Total warranty liabilities	$37	$41

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	July 31, 2020	April 24, 2020
Liability for uncertain tax positions	$142	$136
Income taxes payable	399	399
Product warranty liabilities	13	15
Operating lease liabilities	90	93
Other liabilities	76	71
Other long-term liabilities	$720	$714

Other income (expense), net (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
Interest income	$3	$19
Interest expense	(18)	(15)
Other income (expense), net	(17)	11
Total other income (expense), net	$(32)	$15

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 9 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Three Months Ended
	July 31, 2020	July 26, 2019
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$10	$10
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$136	$55
Interest paid	$16	$14

6. Revenue

Disaggregation of revenue

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
Product revenues	$627	$644
Software maintenance revenues	301	250
Hardware maintenance and other services revenues	375	342
Hardware maintenance support contracts	307	284
Professional and other services	68	58
Net revenues	$1,303	$1,236

Revenues by geographic region are presented in Note 15 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	July 31, 2020	April 24, 2020
Deferred product revenue	$49	$75
Deferred services revenue	3,520	3,567
Financed unearned services revenue	51	56
Total	$3,620	$3,698

Reported as:
Short-term	$1,814	$1,894
Long-term	1,806	1,804
Total	$3,620	$3,698

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

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
Balance at beginning of period	$3,698	$3,668
Additions	644	447
Revenue recognized during the period	(722)	(605)
Balance at end of period	$3,620	$3,510

During the three months ended July 31, 2020 and July 26, 2019, we recognized $661 million and $552 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of July 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,620 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 50% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 25% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following tables summarize the activity related to deferred commissions and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
Balance at beginning of period	$156	$172
Additions	21	16
Expense recognized during the period	(25)	(25)
Balance at end of period	$152	$163

	July 31, 2020	April 24, 2020
Other current assets	$64	$67
Other non-current assets	88	89
Total deferred commissions	$152	$156

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

Investments

The following is a summary of our investments (in millions):

	July 31, 2020				April 24, 2020
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$111	$2	$—	$113	$155	$1	$—	$156
U.S. Treasury and government debt Securities	26	1	—	27	68	—	—	68
Certificates of deposit	116	—	—	116	158	—	—	158
Mutual funds	37	—	—	37	33	—	—	33
Total debt and equity securities	$290	$3	$—	$293	$414	$1	$—	$415

The following table presents the contractual maturities of our debt investments as of July 31, 2020 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$194	$195
Due after one year through five years	54	56
Due after five years through ten years	5	5
	$253	$256

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 31, 2020
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$3,517	$3,517	$—
Corporate bonds	113	—	113
U.S. Treasury and government debt securities	27	14	13
Certificates of deposit	116	—	116
Total cash, cash equivalents and short-term investments	$3,773	$3,531	$242
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$30	$30	$—
Foreign currency exchange contracts assets (1)	$16	$—	$16
Foreign currency exchange contracts liabilities (3)	$(8)	$—	$(8)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of July 31, 2020 and April 24, 2020, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of July 31, 2020 and April 24, 2020, the fair value of our long-term debt was approximately $2,783 million and $1,176 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

		July 31, 2020	April 24, 2020
	Effective Interest Rate	Amount	Amount
3.375% Senior Notes Due June 2021	3.54%	$—	$500
3.25% Senior Notes Due December 2022	3.43%	250	250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	—
2.375% Senior Notes Due June 2027	2.51%	550	—
2.70% Senior Notes Due June 2030	2.81%	700	—
Total principal amount		2,650	1,150
Unamortized discount and issuance costs		(20)	(4)
Total long-term debt		$2,630	$1,146

Senior Notes

In June 2020, we issued $750 million aggregate principal amount of 1.875% Senior Notes due 2025, $550 million aggregate principal amount of 2.375% Senior Notes due 2027 and $700 million aggregate principal amount of 2.70% Senior Notes due 2030, for which we received total proceeds of approximately $2.0 billion, net of discount and issuance costs. Interest on these Senior Notes is payable semi-annually in June and December. On July 27, 2020, we extinguished our 3.375% Senior Notes due June 2021 for an aggregate cash redemption price of $513 million, plus accrued and unpaid interest. As part of the debt extinguishment, we recognized a loss of $14 million, which includes a cash redemption premium of $13 million and the write-off of unamortized discount and issuance costs totaling $1 million. The loss on extinguishment of debt is included in other income (expense), net in our Condensed Consolidated Statement of Operations for the three months ended July 31, 2020.

Our 3.30% Senior Notes, with a principal amount of $400 million, were issued in September 2017 with interest paid semi-annually in March and September. Our 3.25% Senior Notes, with a principal amount of $250 million, were issued in December 2012 with interest paid semi-annually in June and December. Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 31, 2020, we were in compliance with all covenants associated with the Senior Notes.

As of July 31, 2020, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2023	250
2025	400
2026	750
Thereafter	1,250
Total	$2,650

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of July 31, 2020 and April 24, 2020, we had commercial paper notes outstanding with aggregate principal amounts of $150 million and $523 million, respectively, weighted-average interest rates of 1.29% and 2.01%, respectively, and maturities primarily less than three months.

During the first quarter of fiscal 2021, we received proceeds of $75 million from the issuance, and made repayments of $76 million for the settlement, of commercial paper notes with original maturities greater than three months.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended in July 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of July 31, 2020 we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

9. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of July 31, 2020, have remaining lease terms of up to 15 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of July 31, 2020, have remaining lease terms of up to 4 years. As of July 31, 2020, our automobile leases have remaining lease terms of up to 5 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

In June 2020, we entered into a build-to-suit lease agreement for an office building with future undiscounted payments of approximately $67 million. Because the Company does not control the underlying asset during the construction period, the Company is not considered the owner of the asset under construction for accounting purposes. The lease will commence upon completion of the construction of the office building which is expected to be in fiscal 2021. The initial term of the lease is twenty years with options to renew the lease during the lease term. An ROU asset and related lease liability will be measured and recognized in our financial statements in the period the lease commences.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
Operating lease cost	$14	$14
Variable lease cost	3	4
Total lease cost	$17	$18

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$14	$13
Right-of-use assets obtained in exchange for new operating lease obligations	$10	$6

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	July 31, 2020	April 24, 2020

Other non-current assets	$135	$137
Total operating lease ROU assets	$135	$137

Accrued expenses	$52	$51
Other long-term liabilities	90	93
Total operating lease liabilities	$142	$144

Weighted Average Remaining Lease Term	3.7 years	3.9 years

Weighted Average Discount Rate	2.7%	2.7%

Future minimum operating lease payments as of July 31, 2020, which exclude the undiscounted payments for the build-to-suit lease expected to commence in fiscal 2021, are as follows (in millions):

Operating Leases

Fiscal 2021 (remainder)	$43
Fiscal 2022	45
Fiscal 2023	26
Fiscal 2024	16
Fiscal 2025	9
Fiscal 2026	7
Thereafter	3
Total lease payments	$149
Less: Interest	(7)
Total	$142

10. Stockholders’ Equity

Equity Incentive Awards

As of July 31, 2020, we have certain equity incentive awards (awards) outstanding, which include stock options and restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs). Also outstanding are purchase rights under our Employee Stock Purchase Plan (ESPP).

Stock Options

Less than 1 million options were outstanding as of July 31, 2020 and April 24, 2020.

Restricted Stock Units

In the three months ended July 31, 2020, we granted PBRSUs to certain of our executives. The PBRSUs have performance-based vesting criteria, in addition to the service based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate three year performance period, which began on the date specified in the grant agreements and ends on the last day of the third fiscal year following the grant date. The number of shares of common stock that will be issued to settle the PBRSUs at the end of the performance and service period, will range from 0% to 200% of a target number of shares originally granted. The number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. The aggregate grant date fair value of all PBRSUs granted in the current year was $20 million, which is being recognized to compensation expense over the remaining performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 24, 2020	7	$51.40
Granted	4	$39.95
Vested	(2)	$43.77
Outstanding as of July 31, 2020	9	$47.75

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
Shares withheld for taxes	1	1
Fair value of shares withheld	$33	$71

 Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
Shares issued under the ESPP	1	1
Proceeds from issuance of shares	$48	$54

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
Cost of product revenues	$1	$1
Cost of hardware maintenance and other services revenues	3	2
Sales and marketing	25	18
Research and development	19	15
General and administrative	6	6
Total stock-based compensation expense	$54	$42
Income tax benefit for stock-based compensation expense	$4	$4

As of July 31, 2020, total unrecognized compensation expense related to our equity awards was $435 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.7 years.

Stock Repurchase Program

As of July 31, 2020, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended in March 2020 due to the economic impact of the COVID-19 pandemic. Accordingly, no share repurchases were executed in the three months ended July 31, 2020.

Since the May 13, 2003 inception of our stock repurchase program through July 31, 2020, we repurchased a total of 338 million shares of our common stock at an average price of $38.86 per share, for an aggregate purchase price of $13.1 billion. As of July 31, 2020, the remaining authorized amount for stock repurchases under this program was $477 million.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 31, 2020	July 26, 2019
Dividends per share declared	$0.48	$0.48
Dividend payments allocated to additional paid-in capital	$30	$115
Dividend payments allocated to retained earnings	$77	$—

On August 24, 2020, we declared a cash dividend of $0.48 per share of common stock, payable on October 28, 2020 to holders of record as of the close of business on October 9, 2020. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 24, 2020	$(42)	$(1)	$1	$—	$(42)
Other comprehensive income (loss), net of tax	9	—	2	(9)	2
Amounts reclassified from AOCI, net of tax	—	—	—	1	1
Total other comprehensive income (loss)	9	—	2	(8)	3
Balance as of July 31, 2020	$(33)	$(1)	$3	$(8)	$(39)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
	Amounts Reclassified from AOCI		Statements of Operations Classification
Realized gains on available-for-sale securities	—	(14)	Other income (expense), net
Realized losses on cash flow hedges	1	—	Net revenues
Total reclassifications	$1	$(14)

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 31, 2020 or April 24, 2020. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 31, 2020	April 24, 2020
Cash Flow Hedges
Forward contracts purchased	$123	$124
Balance Sheet Contracts
Forward contracts sold	$339	$254
Forward contracts purchased	$94	$108

The effect of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 10 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
	Gain (Loss) Recognized in Income
Foreign currency exchange contracts	$24	$(3)

12. Restructuring Charges

In the first quarter of fiscal 2021, we executed a restructuring plan (the May 2020 Plan) to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce by less than 1%. Charges related to the plan consisted primarily of employee severance-related costs. Substantially all activities under the plan have been completed.

Management has previously approved several restructuring actions, including the May 2019 Plan and April 2019 Plan, under which we reduced our global workforce by approximately 2%, and approximately 1%, respectively. Charges related to our restructuring plans consisted primarily of employee severance-related costs. Substantially all activities under the May 2019 Plan were complete as of the end of the second quarter of fiscal 2020, and substantially all activities under the April 2019 Plan were complete as of the end of fiscal 2020.

Activities related to our restructuring plans are summarized as follows (in millions):

	Three Months Ended				Three Months Ended
	July 31, 2020				July 26, 2019
	May 2020 Plan	May 2019 Plan	April 2019 Plan	Total	May 2019 Plan	April 2019 Plan	November 2016 Plan	Total
Balance at beginning of period	$—	$1	$—	$1	$—	$15	$4	$19
Net charges	5	—	—	5	21	—	—	21
Cash payments	(5)	—	—	(5)	(11)	(9)	—	(20)
Other	—	—	—	—	—	—	(4)	(4)
Balance at end of period	$—	$1	$—	$1	$10	$6	$—	$16

Upon adoption of the new lease accounting standard in the first quarter of fiscal 2020, the remaining lease-related liabilities associated with the November 2016 Plan were recognized as a reduction to the lease right-of-use asset recorded at transition.

13. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 31, 2020	July 26, 2019
Effective tax rates	26.0%	13.4%

Our effective tax rate for the three months ended July 31, 2020 reflects the impact of taxes resulting from the integration of acquired companies. Excluding these acquisition integration-related taxes, our effective tax rate for the first quarter of fiscal 2021 is approximately 16%, which is lower than the United States (U.S.) statutory tax rate due to a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The remaining differences in effective tax rates for the three months ended July 31, 2020 and July 26, 2019 were primarily due to certain discrete tax expenses, including foreign audit results and differences in discrete tax benefits for stock-based compensation in fiscal 2021.

As of July 31, 2020, we had $220 million of gross unrecognized tax benefits, of which $142 million has been recorded in other long-term liabilities. Inclusive of penalties, interest and certain income tax benefits, $142 million would affect our provision for income taxes if recognized.

We are currently undergoing various income tax audits in the U.S. and audits in several foreign tax jurisdictions. Transfer pricing calculations are key topics under these audits and are often subject to dispute and appeals.

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

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	July 31, 2020	July 26, 2019
Numerator:
Net income	$77	$103
Denominator:
Shares used in basic computation	221	239
Dilutive impact of employee equity award plans	1	4
Shares used in diluted computation	222	243
Net Income per Share:
Basic	$0.35	$0.43
Diluted	$0.35	$0.42

Six million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the three months ended July 31, 2020, while less than one million potential shares were excluded from the calculation for the three months ended July 26, 2019, as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended
	July 31, 2020	July 26, 2019
United States, Canada and Latin America (Americas)	$709	$635
Europe, Middle East and Africa (EMEA)	383	402
Asia Pacific (APAC)	211	199
Net revenues	$1,303	$1,236

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $637 million and $574 million during the three months ended July 31, 2020 and July 26, 2019, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	July 31, 2020	April 24, 2020
U.S.	$1,339	$385
International	2,434	2,497
Total	$3,773	$2,882

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 31, 2020	April 24, 2020
U.S.	$548	$540
International	189	187
Total	$737	$727

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 31, 2020	July 26, 2019
Arrow Electronics, Inc.	23%	25%
Tech Data Corporation	20%	20%

The following customers accounted for 10% or more of accounts receivable in at least one of the periods presented:

	July 31, 2020	April 24, 2020
Arrow Electronics, Inc.	8%	13%
Tech Data Corporation	19%	19%

16. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of July 31, 2020, we had $614 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 31, 2020 and April 24, 2020, such liability amounted to $7 million and $6 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of July 31, 2020, we had $205 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $13 million and $14 million of receivables during the three months ended July 31, 2020 and July 26, 2019, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of July 31, 2020 and April 24, 2020, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of July 31, 2020, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of July 31, 2020 related to such matters.

17. Subsequent Event

On August 25, 2020, we committed to a restructuring plan to optimize our business and fund our biggest opportunities. In connection with the restructuring plan, we expect to reduce our global workforce by approximately 5%. This reduction in workforce will be implemented throughout fiscal 2021. We expect to incur aggregate expenses of $35 million to $40 million for employee terminations and other costs associated with the restructuring plan. We expect that most of these expenses will be cash expenditures and that we will recognize the majority of these expenses in our second quarter of fiscal 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of NetApp, Inc. (“we,” “us,” or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our consolidated financial statements as of and for the fiscal year ended April 24, 2020, and the notes thereto, contained in our Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

As our product portfolio evolves, market dynamics change, and management continues to assess our largest opportunities, we periodically change how we group product revenue. To provide improved visibility into the value created by our software innovation and R&D investment, beginning in fiscal 2021, we no longer group our products by “Strategic” and “Mature” solutions, but instead disclose the “Software” and “Hardware” components of our product revenues. The engineering DNA of NetApp and the value we provide to customers is grounded in software (particularly our ONTAP OS) and we will continue to look for opportunities to highlight and reinvest in this innovation engine. Software product revenue includes the OS software and optional add-on software solutions attached to our systems across our entire product set: A-series arrays (AFF), SolidFire, EF-series, Hybrid FAS, E-series, NetApp HCI, and StorageGrid. Hardware product revenues include the non-software component of our systems across our entire product set.

In addition to our products and solutions, we provide a variety of services to our customers, including software maintenance, hardware maintenance and other services including professional services, global support solutions, and customer education and training to help customers most effectively build their unique data fabrics and efficiently manage their data. Revenues generated by our Public Cloud Services (formerly referred to as Cloud Data Services) offerings are included in software maintenance revenues.

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

During the first quarter of fiscal 2021, due to the macroeconomic uncertainty caused by COVID-19, we continue to observe certain customers delay purchases of our products and services, while other customers accelerate or place new orders to address the demands of remote working and digital business, though on a net basis the impact to product revenues was unfavorable. We also continue to experience certain logistical challenges in delivering our products and services to customers in certain regions, and minor supply chain constraints.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts and percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019
Net revenues	$1,303	$1,236
Gross profit	$872	$816
Gross profit margin percentage	67%	66%
Income from operations	$136	$104
Income from operations as a percentage of net revenues	10%	8%
Net income	$77	$103
Diluted net income per share	$0.35	$0.42
Net cash provided by operating activities	$240	$310

	July 31, 2020	April 24, 2020
Deferred revenue and financed unearned services revenue	$3,620	$3,698

Dividend Activity

During the first three months of fiscal 2021, we declared aggregate cash dividends of $0.48 per share in that period, for which we paid an aggregate of $107 million.

Senior Notes Issuance and Redemption

In June 2020, we issued $750 million aggregate principal amount of 1.875% Senior Notes due 2025, $550 million aggregate principal amount of 2.375% Senior Notes due 2027 and $700 million aggregate principal amount of 2.70% due 2030, for which we received total proceeds of approximately $2.0 billion, net of discount and issuance costs. On July 27, 2020, we extinguished our 3.375% Senior Notes due June 2021 for an aggregate cash redemption price of $513 million, plus accrued and unpaid interest and fees.

Acquisitions

On April 28, 2020, we acquired all the outstanding shares of privately-held Cloud Jumper Corporation, a provider of virtual desktop infrastructure and remote desktop services solutions, for approximately $34 million in cash.

On July 9, 2020, we acquired all the outstanding shares of privately-held Spot Corporation, a provider of compute management cost optimization services on the public clouds, for approximately $340 million in cash.

Subsequent Event

On August 25, 2020, we committed to a restructuring plan to optimize our business and fund our biggest opportunities. In connection with the restructuring plan, we expect to reduce our global workforce by approximately 5%. This reduction in workforce will be implemented throughout fiscal 2021. We expect to incur aggregate expenses of $35 million to $40 million for employee terminations and other costs associated with the restructuring plan. We expect that most of these expenses will be cash expenditures and that we will recognize the majority of these expenses in our second quarter of fiscal 2021.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material. Management’s estimates include, as applicable, the anticipated impacts of the COVID-19 pandemic.

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2020 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

New Accounting Standards

See Note 2 – Recently Adopted Accounting Standards of the Notes to Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on our financial statements.

Results of Operations

Our fiscal year is reported as a 52- or 53-week year that ends on the last Friday in April. Fiscal year 2021, ending on April 30, 2021 is a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter. Fiscal year 2020, which ended on April 24, 2020, was a 52-week year, with 13 weeks in each of its quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 31, 2020	July 26, 2019
Revenues:
Product	48%	52%
Software maintenance	23	20
Hardware maintenance and other services	29	28
Net revenues	100	100
Cost of revenues:
Cost of product	24	25
Cost of software maintenance	1	1
Cost of hardware maintenance and other services	8	8
Gross profit	67	66
Operating expenses:
Sales and marketing	33	33
Research and development	18	17
General and administrative	5	6
Restructuring charges	—	2
Acquisition-related expense	1	—
Total operating expenses	56	58
Income from operations	10	8
Other income (expense), net	(2)	1
Income before income taxes	8	10
Provision for income taxes	2	1
Net income	6%	8%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the first quarter of fiscal 2021 were $1,303 million, reflecting an increase of $67 million, or 5%, compared to the corresponding period of the prior year, primarily reflecting an increase in software maintenance revenues and hardware maintenance and other services revenues, which benefitted from the extra week in the fiscal 2021, offset by a decrease in product revenues.

Gross profit as a percentage of net revenues for the first quarter of fiscal 2021 increased by one percentage point, compared to the corresponding period in fiscal 2020, primarily as a result of software and hardware maintenance revenues representing a higher percentage of total revenues in fiscal 2021. Gross profit margins on product revenues decreased by two percentage points in the first quarter of fiscal 2021 compared to the corresponding period of fiscal 2020 primarily due to a decline in the average selling prices of our products.

Sales and marketing, research and development, and general and administrative expenses for the first quarter of fiscal 2021 totaled $723 million, or 55% of net revenues, approximately flat when compared to the corresponding period of fiscal 2020.

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Net revenues	$1,303	$1,236	5%

The increase in net revenues for the first quarter of fiscal 2021 compared to the corresponding periods of fiscal 2020 was primarily due to an additional week in the period, and additional revenue from hardware and software maintenance. Product revenues as a percentage of net revenues decreased by approximately four percentage points in the first quarter of fiscal 2021 compared to the corresponding period of fiscal 2020.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended
	July 31, 2020	July 26, 2019
Arrow Electronics, Inc.	23%	25%
Tech Data Corporation	20%	20%

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Product revenues	$627	$644	(3)%

Product revenues are derived through the sale of our data solutions, and consist of sales of configured all-flash array and Hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, NetApp HCI, StorageGrid, OEM products and add-on optional software.

Total product revenues decreased in the first quarter of fiscal 2021 compared to the corresponding period of the prior year primarily due to less favorable macroeconomic conditions in the current year, in part due to the economic uncertainty caused by the COVID-19 pandemic. While sales of all-flash array systems increased in the current year, this increase was more than offset by a decline in sales of our other products.

As discussed in the Overview section, beginning in fiscal 2021, we disclose the software and hardware components of our product revenues. Because our revenue recognition policy under generally accepted accounting principles in the United States of America (GAAP) defines a configured storage system, inclusive of the operating system software essential to its functionality, as a single performance obligation, the hardware and software components of our product revenues are considered non-GAAP measures. The hardware and software components of our product revenues are derived from an estimated fair value allocation of the transaction price of our contracts with customers, down to the level of the product hardware and software components. This allocation is primarily based on the contractual prices at which NetApp has historically billed customers for such respective components. We believe that the presentation of the software and hardware components of our product revenues is meaningful to investors and management as it illustrates the significance of the Company’s software and provides improved visibility into the value created by our software innovation and R&D investment.

Revenues from the hardware component of product revenues totaled $316 million, representing 50% of product revenues, in the first quarter of fiscal 2021, compared to $338 million, representing 52% of product revenues, in the corresponding period of the prior year. The software component of product revenues totaled $311 million, representing 50% of product revenues, in the first quarter of fiscal 2021, compared to $306 million, representing 48% of product revenues, in the corresponding period of the prior year. The increase in the software component percentage in fiscal 2021 is primarily due to a higher mix of all-flash array systems revenues, which contain a higher proportion of software components than other products.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Software maintenance revenues	$301	$250	20%

Software maintenance revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The fluctuations in software maintenance revenues reflect fluctuations in the aggregate contract value of the installed base under software maintenance contracts, which is recognized as revenue ratably over the terms of the underlying contracts. Software maintenance revenues were favorably impacted by the additional week of deferred revenue amortization in the first quarter of fiscal 2021 which contributed approximately $20 million of additional revenues.

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Hardware maintenance and other services revenues	$375	$342	10%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were $307 million for the first quarter of fiscal 2021, compared to $284 million for the first quarter of fiscal 2020, reflecting an increase of 8%, primarily due to the additional week in the first quarter of fiscal 2021 which contributed approximately $20 million of additional revenues.

Professional services and educational and training services revenues were $68 million for the first quarter of fiscal 2021, compared to $58 million for the corresponding period of the prior year.

Revenues by Geographic Area:

	Three Months Ended
	July 31, 2020	July 26, 2019
United States, Canada and Latin America (Americas)	54%	51%
Europe, Middle East and Africa (EMEA)	29%	33%
Asia Pacific (APAC)	16%	16%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Demand across geographies was more stable in the first quarter of fiscal 2021 as compared to the corresponding period of the prior year in which Americas revenues had been negatively impacted by general macroeconomic conditions in that region and go-to-market execution issues with some of our largest customer accounts.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Cost of product revenues	$316	$312	1%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2021 to Fiscal 2020
Percentage Change Points
Materials costs	7
Excess and obsolete inventory	(1)
Warranty	(1)
Other	(4)
Total change	1

Cost of product revenues represented 50% of product revenues for the first quarter of fiscal 2021, compared to 48% for the first quarter of fiscal 2020. Materials costs represented 88% of product costs for the first quarter of fiscal 2021, compared to 82% in the corresponding period of fiscal 2020.

Materials costs increased by about $22 million in the first quarter of fiscal 2021 compared to the corresponding period of the prior year. While the average unit materials cost of both all flash-array and FAS Hybrid systems was relatively flat in the first quarter of fiscal 2021 compared to the corresponding period of fiscal 2020, the change in product mix resulted in the higher aggregate material costs. Excess and obsolete inventory reserves, warranty expenses and other costs of product revenues were all lower in the first quarter of fiscal 2021 compared to the first fiscal quarter of fiscal 2020.

Product margins were adversely impacted in the first quarter of fiscal 2021 by a decrease in the average selling prices of most of our products.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Cost of software maintenance revenues	$15	$10	50%

Cost of software maintenance revenues increased in the first quarter of fiscal 2021 compared to the corresponding period of fiscal 2020 and represented 5% of software maintenance revenues for the first quarter of fiscal 2021, and 4% for the corresponding period of fiscal 2020.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Cost of hardware maintenance and other services revenues	$100	$98	2%

Cost of hardware maintenance and other services revenues were relatively flat in the first quarter of fiscal 2021 compared to the corresponding period of fiscal 2020. Costs represented 27% of hardware maintenance and other services revenues in the first quarter of fiscal 2021, compared to 29% in the first quarter of fiscal 2020.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $58 million, or 8% in the first quarter, compared to the corresponding period of the prior year, primarily due to the impact of the additional week in the first quarter of fiscal 2021.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Sales and marketing expenses	$429	$405	6%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense.

Three Months Ended
Fiscal 2021 to Fiscal 2020
Percentage Change Points
Compensation costs	8
Commissions	4
Travel and entertainment	(4)
Advertising and marketing promotional expense	(2)
Total change	6

The increase in compensation costs for the first quarter of fiscal 2021 compared to the corresponding period of the prior year reflected the impact of one additional week during the first quarter of fiscal 2021. The increase in commissions expense is primarily due to higher performance against sales goals. Advertising and marketing promotional expense decreased in the first quarter of fiscal 2021 compared to the corresponding period of the prior year, primarily due to lower spending levels on certain projects and marketing events due to the impact of the COVID-19 pandemic. Travel and entertainment spend decreased significantly due to the ongoing COVID-19 pandemic.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Research and development expenses	$233	$215	8%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

Three Months Ended
Fiscal 2021 to Fiscal 2020
Percentage Change Points
Compensation costs	10
Facilities and IT support costs	(1)
Travel and entertainment	(1)
Total change	8

The increase in compensation costs for the first quarter of fiscal 2021 compared to the corresponding period in the prior year was attributable to the impact of the additional week in the first quarter of fiscal 2021 and an increase in average headcount of 6%, resulting in higher salaries, incentive compensation expense, and stock-based compensation expense, partially offset by lower benefits expense. The increase in headcount reflects our investment in additional engineering resources to support the expansion and enhancement of products and solutions targeted at our most important customer and market opportunities. The decrease in facilities and IT support costs were primarily due to cost containment efforts. Travel and entertainment expense decreased due to the impact of the ongoing COVID-19 pandemic.

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
General and administrative expenses	$61	$71	(14)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

Three Months Ended
Fiscal 2021 to Fiscal 2020
Percentage Change Points
Compensation costs	4
Professional and legal fees and outside services	(19)
Other	1
Total change	(14)

The increase in compensation costs in the first quarter of fiscal 2021 compared to the corresponding period of the prior year was primarily due to higher incentive compensation expense, partially offset by lower benefits expense and stock-based compensation expense. The fluctuations in professional and legal fees and outside services expense in the first quarter of fiscal 2021 were primarily due to the timing of our spend on business transformation projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Restructuring charges	$5	$21	(76)%

In the first quarter of fiscal 2021, we executed a restructuring plan (the May 2020 Plan) to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce of less than one percent. Charges related to the plan consisted primarily of employee severance-related costs. Substantially all activities under the plan have been completed. See Note 12 – Restructuring Charges of the Notes to Condensed Consolidated Financial Statements for more details.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Acquisition-related expense	$8	—	NM

NM – Not Meaningful

In the first quarter of fiscal 2021, we incurred $8 million of acquisition-related costs, primarily legal and consulting fees associated with our acquisition of Spot Inc.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Interest income	$3	$19	(84)%
Interest expense	(18)	(15)	20%
Other income (expense), net	(17)	11	(255)%
Total	$(32)	$15	(313)%

Interest income decreased in the first quarter of fiscal 2021 compared to the corresponding period of the prior year due to both a reduction in the size of our investment portfolio and lower yields earned on the investments. Other income (expense), net for the first quarter of fiscal 2021 includes a $14 million loss we recognized from the extinguishment of our Senior Notes due June 2021. Other income (expense), net for the first quarter of fiscal 2020, includes a $14 million gain we realized on the sale of available-for-sale debt securities. The remaining differences in other income (expense), net are due to foreign exchange gains and losses. Interest expense increased in the first quarter of fiscal 2021 compared to the corresponding period of the prior year, as we issued Senior Notes in aggregate principal amount of $2.0 billion in the first quarter of fiscal 2021. The impact from the issuance of these Senior Notes was partially offset by the extinguishment of  our Senior Notes due June 2021 and a lower average outstanding commercial paper balance for the first quarter of fiscal 2021 compared to the corresponding period of fiscal 2020.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 31, 2020	July 26, 2019	% Change
Provision for income taxes	$27	$16	69%

Our effective tax rate for the first quarter of fiscal 2021 was 26.0% compared to 13.4% for the first quarter of fiscal 2020. Our effective tax rate for the first quarter of fiscal 2021 reflects the impact of taxes resulting from the integration of acquired companies. Excluding these acquisition-integration related taxes, our effective tax rate for the first quarter of fiscal 2021 was approximately 16%, which is lower than the United States (U.S.) statutory tax rate due to a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. The remaining differences in effective tax rates for the first quarter of fiscal 2021 compared to the corresponding period of the prior year are due to discrete tax expenses, including foreign tax audit results and differences in discrete tax benefits/expenses for stock-based compensation.

As of July 31, 2020, we had $220 million of gross unrecognized tax benefits, of which $142 million has been recorded in other long-term liabilities. Inclusive of penalties, interest and certain income tax benefits, $142 million would affect our provision for income taxes if recognized.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	July 31, 2020	April 24, 2020
Cash, cash equivalents and short-term investments	$3,773	$2,882
Principal amount of debt	$2,800	$1,673

The following is a summary of our cash flow activities:

	Three Months Ended
(In millions)	July 31, 2020	July 26, 2019
Net cash provided by operating activities	$240	$310
Net cash provided by (used in) investing activities	(311)	938
Net cash provided by (used in) financing activities	1,003	(603)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	43	(3)
Net increase in cash, cash equivalents and restricted cash	$975	$642

Cash Flows

As of July 31, 2020, our cash, cash equivalents and short-term investments were $3.8 billion, an increase of $0.9 billion from April 24, 2020. The increase was primarily due to $2.0 billion of net proceeds from the issuance of long-term debt and $240 million of cash provided by operating activities, partially offset by $513 million used for the extinguishment of our Senior Notes due June 2021, $370 million used for the net repayment of commercial paper notes with original maturities of three months or less, $350 million used for the acquisitions of two privately-held companies, $107 million used for the payment of dividends, and $52 million in purchases of property and equipment. Working capital increased by $1.2 billion to $1.8 billion as of July 31, 2020 compared to April 24, 2020 primarily due to the increases in cash, cash equivalents and short-term investments discussed above, and the net repayment of commercial paper notes.

Cash Flows from Operating Activities

During the first three months of fiscal 2021, we generated cash from operating activities of $240 million, reflecting net income of $77 million, adjusted by non-cash depreciation and amortization of $49 million, stock-based compensation of $54 million, compared to $310 million of cash generated from operating activities during the first three months of fiscal 2020.

Changes in assets and liabilities in the first three months of fiscal 2021 included the following:

•	Accounts receivable decreased $391 million, reflecting more favorable shipping linearity and lower billings.
•	Accrued expenses decreased $186 million, primarily due to employee compensation payouts related to fiscal year 2020 commissions and incentive compensation plans.
•

Deferred revenue and financed unearned services revenue decreased $158 million, primarily due to a decrease in deferred software and hardware maintenance contract revenues reflecting the seasonality of maintenance contract renewal activities.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the first three months of fiscal 2021, we generated $85 million from maturities and sales of investments, net of purchases, and paid $52 million for capital expenditures, while during the first three months of fiscal 2020, we generated $1.0 billion from maturities and sales of investments, net of purchases, and paid $32 million for capital expenditures. Additionally, during the first quarter of fiscal 2021, we paid $350 million, net of cash acquired for two privately-held companies, as compared to $56 million, net of cash acquired that we paid in the first quarter of fiscal 2020 for a privately-held company.

Cash Flows from Financing Activities

During the first three months of fiscal 2021, cash flows provided by financing activities totaled $1.0 billion, primarily due to net cash proceeds of $2.0 billion from the issuance of Senior Notes, partially offset by $513 million used for the extinguishment of our Senior Notes due June 2021, and $370 million for the net repayment of commercial paper notes with original maturities of three months or less. During the first three months of fiscal 2020, we used $250 million for the repurchase of four million shares of common stock, $115 million for the payment of dividends, and $219 million for the repayment of commercial paper notes, net.

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

Liquidity

Our principal sources of liquidity as of July 31, 2020 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	July 31, 2020	April 24, 2020
Cash and cash equivalents	$3,633	$2,658
Short-term investments	140	224
Total	$3,773	$2,882

As of July 31, 2020 and April 24, 2020, $2.4 billion and $2.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.4 billion and $0.4 billion, respectively, were available in the U.S. The TCJA imposed a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the recognition of the impacts of the TCJA, we have reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 31, 2020.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 31, 2020 (in millions):

3.25% Senior Notes Due December 2022	$250
3.30% Senior Notes Due September 2024	400
1.875% Senior Notes Due June 2025	750
2.375% Senior Notes Due June 2027	550
2.70% Senior Notes Due June 2030	700
Total	$2,650

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. As of July 31, 2020, we had commercial paper notes outstanding with an aggregate principal amount of $150 million, a weighted-average interest rate of 1.29% and maturities primarily less than three months.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of July 31, 2020, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2021 to be between $125 million and $175 million.

Dividends and Stock Repurchase Program

On August 24, 2020, we declared a cash dividend of $0.48 per share of common stock, payable on October 28, 2020 to holders of record as of the close of business on October 9, 2020.

As of July 31, 2020, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through July 31, 2020, we repurchased a total of 338 million shares of our common stock at an average price of $38.86 per share, for an aggregate purchase price of $13.1 billion. As of July 31, 2020, the remaining authorized amount for stock repurchases under this program was $0.5 billion.

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

Contractual Obligations

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of July 31, 2020, we had $614 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of July 31, 2020, we had $205 million in other purchase obligations.

Unrecognized Tax Benefits

As of July 31, 2020, our liability for uncertain tax positions was $142 million, including interest, penalties and certain income tax benefits. Due to uncertainties regarding tax audits and their possible outcomes, we are unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $13 million and $14 million of receivables during the first three months of fiscal 2021 and fiscal 2020, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of July 31, 2020 and April 24, 2020, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of July 31, 2020, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

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

Interest Rate Risk

Fixed Income Investments — As of July 31, 2020, we had fixed income debt investments of $140 million. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of July 31, 2020 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $1 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. We actively review, along with our investment advisors, current investment ratings, company-specific events and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value that requires an impairment. We monitor and evaluate our investment portfolio on a quarterly basis for any impairments and evaluate if the decline in fair value is due to a credit loss or other factors.

Debt — As of July 31, 2020, we have outstanding $2.7 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of July 31, 2020, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2020, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 16 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

The following descriptions of risk factors includes any material changes to, and supersedes the description of risk factors associated with, the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 24, 2020 (the “2020 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly cause our actual results of operations and financial condition to vary materially from the past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price.

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

For additional information regarding our competitors, see the section entitled “Competition” contained in Item 1 – Business of Part I of our 2020 Form 10-K. It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power. An increase in industry consolidation might result in stronger competitors that are better able to compete as full-stack vendors for customers and achieve increased economies of scale in the supply chain. For example, in April 2017, HP Enterprise completed their acquisition of Nimble Storage. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers.

Continuing uncertain economic and political conditions restrict our visibility and may harm our operating results, including our revenue growth and profitability.

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage and networking industries at large, as well as the IT market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. For example, we are unable to predict the economic impact of the ongoing COVID-19 pandemic on us or our employees, suppliers, customers and partners, and consequently we withdrew our guidance for the fourth quarter of our fiscal 2020 and have limited our fiscal 2021 guidance to cover only the first half of fiscal 2021. We are also unable to predict whether increased customer spending on our cloud offerings and virtual desktop infrastructure will continue during and after the COVID-19 pandemic. Consequently, we expect these concerns to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in May 2018, April 2019, May 2019, May 2020 and Aug 2020 we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. In fiscal 2018, we moved to a business unit structure to enable us to develop the organization and systems to successfully execute a multi-product business. In fiscal 2020, we further reorganized our go-to-market organization to streamline operations and improve alignment with customer and market opportunities. We may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including our business unit structure and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third-party resellers or users of discontinued products. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in emerging areas of technology such as artificial intelligence and machine learning. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. We have periodically reduced our workforce, including reductions announced in fiscal 2019, fiscal 2020 and fiscal 2021, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could be disruptive to our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results.

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

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, in both fiscal 2021 and fiscal 2020 we acquired two privately held companies. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

As of July 31, 2020, we had $2.7 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2022, 2024, 2025, 2027 and 2030, and we had an aggregate of $150 million of commercial paper notes outstanding with maturities primarily less than three months. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase. Significant volatility in capital markets caused by the COVID-19 pandemic has recently heightened these risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 31, 2020:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 25, 2020 - May 22, 2020	—	$—	338,297	$477
May 23, 2020 - June 26, 2020	—	$—	338,297	$477
June 27, 2020 - July 31, 2020	—	$—	338,297	$477
Total	—	$—

In May 2003, our Board of Directors approved a stock repurchase program. As of July 31, 2020, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Since inception of the program through July 31, 2020, we repurchased a total of 338 million shares of our common stock for an aggregate purchase price of $13.1 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended in March 2020 due to the economic impact of the COVID-19 pandemic.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1	Offer Letter for employment at the Company to Michael J. Berry, dated January 30, 2020	—	—	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President and Chief Financial Officer

Date: August 28, 2020