Form 10-Q
period 2020-10-30
NetApp, Inc.
filed 2020-12-03
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2020

or

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

As of December 1, 2020, there were 223,384,837 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 30, 2020	April 24, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,529	$2,658
Short-term investments	117	224
Accounts receivable	796	973
Inventories	116	145
Other current assets	263	274
Total current assets	4,821	4,274
Property and equipment, net	737	727
Goodwill	2,039	1,778
Other intangible assets, net	125	44
Other non-current assets	698	699
Total assets	$8,420	$7,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$367	$426
Accrued expenses	738	774
Commercial paper notes	—	522
Short-term deferred revenue and financed unearned services revenue	1,815	1,894
Total current liabilities	2,920	3,616
Long-term debt	2,631	1,146
Other long-term liabilities	663	714
Long-term deferred revenue and financed unearned services revenue	1,836	1,804
Total liabilities	8,050	7,280

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 222 and 219 shares issued and outstanding as of October 30, 2020 and April 24, 2020, respectively	372	284
Retained earnings	30	—
Accumulated other comprehensive loss	(32)	(42)
Total stockholders' equity	370	242
Total liabilities and stockholders' equity	$8,420	$7,522

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Revenues:
Product	$749	$771	$1,376	$1,415
Software maintenance	303	254	604	504
Hardware maintenance and other services	364	346	739	688
Net revenues	1,416	1,371	2,719	2,607
Cost of revenues:
Cost of product	360	341	676	653
Cost of software maintenance	24	11	39	21
Cost of hardware maintenance and other services	99	94	199	192
Total cost of revenues	483	446	914	866
Gross profit	933	925	1,805	1,741
Operating expenses:
Sales and marketing	432	389	861	794
Research and development	212	209	445	424
General and administrative	67	69	128	140
Restructuring charges	37	—	42	21
Acquisition-related expense	3	—	11	—
Gain on sale or derecognition of assets	—	(38)	—	(38)
Total operating expenses	751	629	1,487	1,341
Income from operations	182	296	318	400
Other income (expense), net	(7)	3	(39)	18
Income before income taxes	175	299	279	418
Provision for income taxes	38	56	65	72
Net income	$137	$243	$214	$346
Net income per share:
Basic	$0.62	$1.03	$0.96	$1.46
Diluted	$0.61	$1.03	$0.96	$1.44
Shares used in net income per share calculations:
Basic	222	235	222	237
Diluted	224	236	223	240

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Net income	$137	$243	$214	$346
Other comprehensive income:
Foreign currency translation adjustments	—	(1)	9	(2)
Defined benefit obligations:
Reclassification adjustments related to defined benefit obligations	—	(1)	—	(1)
Income tax effect	—	1	—	1
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(1)	2	1	22
Reclassification adjustments for gains included in net income	—	—	—	(14)
Unrealized losses on cash flow hedges:
Unrealized holding gains (losses) arising during the period	1	2	(8)	1
Reclassification adjustments for losses included in net income	7	—	8	—
Other comprehensive income	7	3	10	7
Comprehensive income	$144	$246	$224	$353

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 30, 2020	October 25, 2019
Cash flows from operating activities:
Net income	$214	$346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105	99
Non-cash operating lease cost	26	26
Stock-based compensation	103	82
Deferred income taxes	—	(23)
Gain on sale or derecognition of assets	—	(38)
Other items, net	28	(13)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	197	435
Inventories	29	20
Other operating assets	8	41
Accounts payable	(59)	(157)
Accrued expenses	(69)	(315)
Deferred revenue and financed unearned services revenue	(118)	(197)
Long-term taxes payable	(46)	(49)
Other operating liabilities	(17)	—
Net cash provided by operating activities	401	257
Cash flows from investing activities:
Purchases of investments	(3)	(9)
Maturities, sales and collections of investments	110	1,155
Purchases of property and equipment	(92)	(68)
Proceeds from sale of properties	6	96
Acquisitions of businesses, net of cash acquired	(350)	(56)
Other investing activities, net	8	(2)
Net cash provided by (used in) investing activities	(321)	1,116
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	49	55
Payments for taxes related to net share settlement of stock awards	(34)	(74)
Repurchase of common stock	—	(750)
Proceeds from (repayments of) commercial paper notes, original maturities of three months or less, net	(420)	249
Issuance of debt, net of issuance costs	2,057	—
Repayments and extinguishment of debt	(689)	(400)
Dividends paid	(214)	(226)
Other financing activities, net	(3)	(2)
Net cash provided by (used in) financing activities	746	(1,148)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	44	(5)
Net increase in cash, cash equivalents and restricted cash	870	220
Cash, cash equivalents and restricted cash:
Beginning of period	2,666	2,331
End of period	$3,536	$2,551

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

(Unaudited)

	Three Months Ended October 30, 2020
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, July 31, 2020	222	$323	$—	$(39)	$284
Net income	—	—	137	—	137
Other comprehensive income	—	—	—	7	7
Stock-based compensation	—	49	—	—	49
Cash dividends declared ($0.48 per common share)	—	—	(107)	—	(107)
Balances, October 30, 2020	222	$372	$30	$(32)	$370

	Three Months Ended October 25, 2019
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, July 26, 2019	239	$902	$—	$(39)	$863
Net income	—	—	243	—	243
Other comprehensive income	—	—	—	3	3
Issuance of common stock under employee stock award plans, net of taxes	—	(2)	—	—	(2)
Repurchase of common stock	(10)	(257)	(243)	—	(500)
Stock-based compensation	—	40	—	—	40
Cash dividends declared ($0.48 per common share)	—	(111)	—	—	(111)
Balances, October 25, 2019	229	$572	$—	$(36)	$536

	Six Months Ended October 30, 2020
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, April 24, 2020	219	$284	$—	$(42)	$242
Net income	—	—	214	—	214
Other comprehensive income	—	—	—	10	10
Issuance of common stock under employee stock award plans, net of taxes	3	15	—	—	15
Stock-based compensation	—	103	—	—	103
Cash dividends declared ($0.96 per common share)	—	(30)	(184)	—	(214)
Balances, October 30, 2020	222	$372	$30	$(32)	$370

	Six Months Ended October 25, 2019
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(In millions, except per share amounts)
Balances, April 26, 2019	240	$1,133	$—	$(43)	$1,090
Cumulative-effect of adoption of ASC 842	—	—	6	—	6
Net income	—	—	346	—	346
Other comprehensive income	—	—	—	7	7
Issuance of common stock under employee stock award plans, net of taxes	3	(19)	—	—	(19)
Repurchase of common stock	(14)	(398)	(352)	—	(750)
Stock-based compensation	—	82	—	—	82
Cash dividends declared ($0.96 per common share)	—	(226)	—	—	(226)
Balances, October 25, 2019	229	$572	$—	$(36)	$536

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 24, 2020 contained in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 30, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; product warranties; employee compensation and benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates. Management’s estimates include, as applicable, the anticipated impacts of the COVID-19 pandemic.

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

There have been no other significant changes in our significant accounting policies as of and for the six months ended October 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 24, 2020.

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

The preliminary acquisition date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Cash	$24
Intangible assets	84
Goodwill	249
Other assets	6
Total assets acquired	363
Liabilities assumed	(23)
Total purchase price	$340

The components of the Spot intangible assets acquired were as follows (in millions, except useful life):

		Estimated useful life (years)
Developed technology	$53	5
Customer contracts/relationships	28	5
Trade name	3	3
Total intangible assets	$84

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

The results of operations related to the acquisition of both Spot and Cloud Jumper have been included in our condensed consolidated statements of operations from their respective acquisition dates. Pro forma results of operations have not been presented because the impact from these acquisitions would not have been material to our consolidated results of operations for each of the three and six months ended October 30, 2020 and October 25, 2019.

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Balance as of April 24, 2020	$1,778
Additions	261
Balance as of October 30, 2020	$2,039

Purchased intangible assets, net are summarized below (in millions):

	October 30, 2020			April 24, 2020
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$215	$(128)	$87	$192	$(152)	$40
Customer contracts/relationships	38	(3)	35	4	—	4
Other purchased intangibles	3	—	3	—	—	—
Total purchased intangible assets	$256	$(131)	$125	$196	$(152)	$44

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statements of
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019	Operations Classification
Developed technology	$12	$11	$22	$22	Cost of revenues
Customer contracts/relationships	3	—	3	—	Operating expenses
Total	$15	$11	$25	$22

As of October 30, 2020, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$23
2022	37
2023	29
2024	17
2025	16
2026	3
Total	$125

5. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	October 30, 2020	April 24, 2020
Cash and cash equivalents	$3,529	$2,658
Restricted cash	7	8
Cash, cash equivalents and restricted cash	$3,536	$2,666

Inventories (in millions):

	October 30, 2020	April 24, 2020
Purchased components	$20	$28
Finished goods	96	117
Inventories	$116	$145

Property and equipment, net (in millions):

	October 30, 2020	April 24, 2020
Land	$103	$103
Buildings and improvements	602	597
Leasehold improvements	91	89
Computer, production, engineering and other equipment	850	802
Computer software	359	359
Furniture and fixtures	109	106
Construction-in-progress	37	32
	2,151	2,088
Accumulated depreciation and amortization	(1,414)	(1,361)
Property and equipment, net	$737	$727

Other non-current assets (in millions):

	October 30, 2020	April 24, 2020
Deferred tax assets	$225	$220
Operating lease ROU assets	129	137
Other assets	344	342
Other non-current assets	$698	$699

Other non-current assets as of October 30, 2020 and April 24, 2020 included $69 million and $67 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited, a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019.

Accrued expenses (in millions):

	October 30, 2020	April 24, 2020
Accrued compensation and benefits	$376	$322
Product warranty liabilities	23	26
Operating lease liabilities	52	51
Other current liabilities	287	375
Accrued expenses	$738	$774

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Balance at beginning of period	$37	$39	$41	$40
Expense accrued during the period	4	7	5	12
Warranty costs incurred	(6)	(6)	(11)	(12)
Balance at end of period	$35	$40	$35	$40

	October 30, 2020	April 24, 2020
Accrued expenses	$23	$26
Other long-term liabilities	12	15
Total warranty liabilities	$35	$41

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	October 30, 2020	April 24, 2020
Liability for uncertain tax positions	$138	$136
Income taxes payable	351	399
Product warranty liabilities	12	15
Operating lease liabilities	84	93
Other liabilities	78	71
Other long-term liabilities	$663	$714

Other income (expense), net (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Interest income	$2	$12	$5	$31
Interest expense	(18)	(12)	(36)	(27)
Other income (expense), net	9	3	(8)	14
Total other income (expense), net	$(7)	$3	$(39)	$18

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 9 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Six Months Ended
	October 30, 2020	October 25, 2019
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$9	$6
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$238	$260
Interest paid	$23	$25

6. Revenue

Disaggregation of revenue

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Product revenues	$749	$771	$1,376	$1,415
Software maintenance revenues	303	254	604	504
Hardware maintenance and other services revenues	364	346	739	688
Hardware maintenance support contracts	296	286	603	570
Professional and other services	68	60	136	118
Net revenues	$1,416	$1,371	$2,719	$2,607

Revenues by geographic region are presented in Note 15 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	October 30, 2020	April 24, 2020
Deferred product revenue	$39	$75
Deferred services revenue	3,554	3,567
Financed unearned services revenue	58	56
Total	$3,651	$3,698

Reported as:
Short-term	$1,815	$1,894
Long-term	1,836	1,804
Total	$3,651	$3,698

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

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Six Months Ended
	October 30, 2020	October 25, 2019
Balance at beginning of period	$3,698	$3,668
Additions	1,364	1,011
Revenue recognized during the period	(1,411)	(1,211)
Balance at end of period	$3,651	$3,468

During the six months ended October 30, 2020 and October 25, 2019, we recognized $1,207 million and $1,045 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of October 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,651 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 50% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 26% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following tables summarize the activity related to deferred commissions and their balances as reported in our condensed consolidated balance sheets (in millions):

	Six Months Ended
	October 30, 2020	October 25, 2019
Balance at beginning of period	$156	$172
Additions	57	32
Expense recognized during the period	(45)	(50)
Balance at end of period	$168	$154

	October 30, 2020	April 24, 2020
Other current assets	$70	$67
Other non-current assets	98	89
Total deferred commissions	$168	$156

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

Investments

The following is a summary of our investments (in millions):

	October 30, 2020				April 24, 2020
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$99	$2	$—	$101	$155	$1	$—	$156
U.S. Treasury and government debt securities	16	—	—	16	68	—	—	68
Certificates of deposit	106	—	—	106	158	—	—	158
Mutual funds	37	—	—	37	33	—	—	33
Total debt and equity securities	$258	$2	$—	$260	$414	$1	$—	$415

The following table presents the contractual maturities of our debt investments as of October 30, 2020 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$172	$173
Due after one year through five years	44	45
Due after five years through ten years	5	5
	$221	$223

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 30, 2020
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$3,423	$3,423	$—
Corporate bonds	101	—	101
U.S. Treasury and government debt securities	16	3	13
Certificates of deposit	106	—	106
Total cash, cash equivalents and short-term investments	$3,646	$3,426	$220
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$30	$30	$—
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of October 30, 2020 and April 24, 2020, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of October 30, 2020 and April 24, 2020, the fair value of our long-term debt was approximately $2,775 million and $1,176 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

		October 30, 2020	April 24, 2020
	Effective Interest Rate	Amount	Amount
3.375% Senior Notes Due June 2021	3.54%	$—	$500
3.25% Senior Notes Due December 2022	3.43%	250	250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	—
2.375% Senior Notes Due June 2027	2.51%	550	—
2.70% Senior Notes Due June 2030	2.81%	700	—
Total principal amount		2,650	1,150
Unamortized discount and issuance costs		(19)	(4)
Total long-term debt		$2,631	$1,146

Senior Notes

In June 2020, we issued $750 million aggregate principal amount of 1.875% Senior Notes due 2025, $550 million aggregate principal amount of 2.375% Senior Notes due 2027 and $700 million aggregate principal amount of 2.70% Senior Notes due 2030, for which we received total proceeds of approximately $2.0 billion, net of discount and issuance costs. Interest on these Senior Notes is payable semi-annually in June and December. On July 27, 2020, we extinguished our 3.375% Senior Notes due June 2021 for an aggregate cash redemption price of $513 million, plus accrued and unpaid interest. As part of the debt extinguishment, we recognized a loss of $14 million during the first quarter of fiscal 2021, which includes a cash redemption premium of $13 million and the write-off of unamortized discount and issuance costs totaling $1 million. The loss on extinguishment of debt is included in other income (expense), net in our Condensed Consolidated Statement of Operations for the six months ended October 30, 2020.

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 30, 2020, we were in compliance with all covenants associated with the Senior Notes.

As of October 30, 2020, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2023	$250
2025	400
2026	750
Thereafter	1,250
Total	$2,650

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. While no commercial paper notes were outstanding as of October 30, 2020, we had commercial paper notes outstanding with an aggregate principal amount of $523 million, a weighted-average interest rate of  2.01%, and maturities primarily less than three months as of April 24, 2020. During the first six months of fiscal 2021, we received proceeds of $75 million from the issuance, and made repayments of $176 million for the settlement, of commercial paper notes with original maturities greater than three months.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders that expires on December 10, 2021. The credit agreement, as amended in July 2017, provides a $1.0 billion revolving unsecured credit facility, with a $50 million letter of credit sub-facility, that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of October 30, 2020 we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

9. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of October 30, 2020, have remaining lease terms of up to 15 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of October 30, 2020, have remaining lease terms of up to 4 years. As of October 30, 2020, our automobile leases have remaining lease terms of up to 5 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

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

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Operating lease cost	$14	$15	$28	$29
Variable lease cost	2	4	5	8
Total lease cost	$16	$19	$33	$37

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Six Months Ended
	October 30, 2020	October 25, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$28	$29
Right-of-use assets obtained in exchange for new operating lease obligations	$16	$21

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	October 30, 2020	April 24, 2020
Other non-current assets	$129	$137
Total operating lease ROU assets	$129	$137

Accrued expenses	$52	$51
Other long-term liabilities	84	93
Total operating lease liabilities	$136	$144

Weighted Average Remaining Lease Term	3.5 years	3.9 years

Weighted Average Discount Rate	2.7%	2.7%

Future minimum operating lease payments as of October 30, 2020, which exclude the undiscounted payments for the build-to-suit lease expected to commence in fiscal 2021, are as follows (in millions):

Operating Leases
Fiscal 2021 (remainder)	$30
Fiscal 2022	47
Fiscal 2023	28
Fiscal 2024	17
Fiscal 2025	9
Fiscal 2026	8
Thereafter	3
Total lease payments	$142
Less: Interest	(6)
Total	$136

10. Stockholders’ Equity

Equity Incentive Awards

As of October 30, 2020, we have certain equity incentive awards (awards) outstanding, which include stock options and restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs). Also outstanding are purchase rights under our Employee Stock Purchase Plan (ESPP).

Stock Options

Less than 1 million options were outstanding as of October 30, 2020 and April 24, 2020.

Information related to our stock options is summarized below (in millions):

	Six Months Ended
	October 30, 2020	October 25, 2019
Intrinsic value of exercises	$1	$3
Proceeds received from exercises	$2	$2
Fair value of options vested	$1	$—

Restricted Stock Units

In the six months ended October 30, 2020, we granted PBRSUs to certain of our executives. The PBRSUs have performance-based vesting criteria, in addition to the service based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate one, two or three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the first, second or third fiscal year, respectively following the grant date. The number of shares of common stock that will be issued to settle most of these PBRSUs at the end of the performance and service period, will range from 0% to 200% of a target number of shares originally granted. The number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. The aggregate grant date fair value of all PBRSUs granted in the current year was $25 million, which is being recognized to compensation expense over the remaining performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 24, 2020	7	$51.40
Granted	5	$39.44
Vested	(2)	$44.21
Forfeited	(1)	$52.26
Outstanding as of October 30, 2020	9	$46.65

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Six Months Ended
	October 30, 2020	October 25, 2019
Shares withheld for taxes	1	1
Fair value of shares withheld	$34	$74

 Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Six Months Ended
	October 30, 2020	October 25, 2019
Shares issued under the ESPP	1	1
Proceeds from issuance of shares	$47	$54

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Cost of product revenues	$1	$1	$2	$2
Cost of hardware maintenance and other services revenues	2	3	5	5
Sales and marketing	24	17	49	35
Research and development	15	13	34	28
General and administrative	7	6	13	12
Total stock-based compensation expense	$49	$40	$103	$82
Income tax benefit for stock-based compensation expense	$8	$4	$12	$8

As of October 30, 2020, total unrecognized compensation expense related to our equity awards was $398 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.5 years.

Stock Repurchase Program

As of October 30, 2020, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended in March 2020 due to the economic impact of the COVID-19 pandemic. Accordingly, no share repurchases were executed for the six months ended October 30, 2020.

Since the May 13, 2003 inception of our stock repurchase program through October 30, 2020, we repurchased a total of 338 million shares of our common stock at an average price of $38.86 per share, for an aggregate purchase price of $13.1 billion. As of October 30, 2020, the remaining authorized amount for stock repurchases under this program was $477 million.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Six Months Ended
	October 30, 2020	October 25, 2019
Dividends per share declared	$0.96	$0.96
Dividend payments allocated to additional paid-in capital	$30	$226
Dividend payments allocated to retained earnings	$184	$—

On November 23, 2020, we declared a cash dividend of $0.48 per share of common stock, payable on January 27, 2021 to holders of record as of the close of business on January 8, 2021. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 24, 2020	$(42)	$(1)	$1	$—	$(42)
Other comprehensive income (loss), net of tax	9	—	1	(8)	2
Amounts reclassified from AOCI, net of tax	—	—	—	8	8
Total other comprehensive income (loss)	9	—	1	—	10
Balance as of October 30, 2020	$(33)	$(1)	$2	$—	$(32)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Statements of Operations Classification
Recognized gains on defined benefit obligations	$—	$(1)	$—	$(1)	Operating expenses
Realized gains on available-for-sale securities	—	—	—	(14)	Other income (expense), net
Realized losses on cash flow hedges	7	—	8	—	Net revenues
Total reclassifications	$7	$(1)	$8	$(15)

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 30, 2020 or April 24, 2020. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 30, 2020	April 24, 2020
Cash Flow Hedges
Forward contracts purchased	$145	$124
Balance Sheet Contracts
Forward contracts sold	$378	$254
Forward contracts purchased	$111	$108

The effect of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 10 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
	Gain (Loss) Recognized in Income		Gain (Loss) Recognized in Income
Foreign currency exchange contracts	$(6)	$—	$17	$(3)

12. Restructuring Charges

In the second quarter of fiscal 2021, we committed to a restructuring plan (the August 2020 Plan) to optimize our business and fund our biggest opportunities. In connection with the plan, we reduced our global workforce by approximately 5%. Charges related to the plan consisted primarily of employee severance-related costs. We expect to complete substantially all activities related to this plan by the end of the third quarter of fiscal 2021.

In the first quarter of fiscal 2021, we executed a restructuring plan (the May 2020 Plan) to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce by less than 1%. Charges related to the plan consisted primarily of employee severance-related costs. Substantially all activities under the plan have been completed.

Management has previously approved several restructuring actions, including the May 2019 Plan and April 2019 Plan, under which we reduced our global workforce by approximately 2%, and approximately 1%, respectively. Charges related to these restructuring plans consisted primarily of employee severance-related costs. Substantially all activities under the May 2019 Plan were complete as of the end of the second quarter of fiscal 2020, and substantially all activities under the April 2019 Plan were complete as of the end of fiscal 2020.

Activities related to our restructuring plans are summarized as follows (in millions):

	Six Months Ended				Six Months Ended
	October 30, 2020				October 25, 2019
	August 2020 Plan	May 2020 Plan	May 2019 Plan	Total	May 2019 Plan	April 2019 Plan	November 2016 Plan	Total
Balance at beginning of period	$—	$—	$1	$1	$—	$15	$4	$19
Net charges	37	5	—	42	21	—	—	21
Cash payments	(18)	(5)	(1)	(24)	(19)	(12)	—	(31)
Other	—	—	—	—	—	—	(4)	(4)
Balance at end of period	$19	$—	$—	$19	$2	$3	$—	$5

Upon adoption of the new lease accounting standard in the first quarter of fiscal 2020, the remaining lease-related liabilities associated with the November 2016 Plan were recognized as a reduction to the lease right-of-use asset recorded at transition.

13. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 30, 2020	October 25, 2019
Effective tax rates	23.3%	17.2%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. The effective tax rate for the six months ended October 30, 2020 includes the impact of taxes resulting from the integration of acquired companies. The remaining differences in effective tax rates for the first six months of fiscal 2021 compared to the corresponding period of the prior year are primarily due to certain discrete expenses, including foreign audit results and differences in discrete tax benefits for stock-based compensation in fiscal 2021.

As of October 30, 2020, we had $224 million of gross unrecognized tax benefits, of which $138 million has been recorded in other long-term liabilities. Inclusive of penalties, interest and certain income tax benefits, $138 million would affect our provision for income taxes if recognized.

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

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Numerator:
Net income	$137	$243	$214	$346
Denominator:
Shares used in basic computation	222	235	222	237
Dilutive impact of employee equity award plans	2	1	1	3
Shares used in diluted computation	224	236	223	240
Net Income per Share:
Basic	$0.62	$1.03	$0.96	$1.46
Diluted	$0.61	$1.03	$0.96	$1.44

Eight million and seven million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the three and six months ended October 30, 2020, respectively, while six million and three million potential shares were excluded from the calculation for the three and six months ended October 25, 2019, respectively, as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
United States, Canada and Latin America (Americas)	$781	$771	$1,490	$1,406
Europe, Middle East and Africa (EMEA)	422	402	805	804
Asia Pacific (APAC)	213	198	424	397
Net revenues	$1,416	$1,371	$2,719	$2,607

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $705 million and $703 million during the three months ended October 30, 2020 and October 25, 2019, respectively, and were $1,342 million and $1,277 million during the six months ended October 30, 2020 and October 25, 2019, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	October 30, 2020	April 24, 2020
U.S.	$1,442	$385
International	2,204	2,497
Total	$3,646	$2,882

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 30, 2020	April 24, 2020
U.S.	$552	$540
International	185	187
Total	$737	$727

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Arrow Electronics, Inc.	25%	24%	24%	24%
Tech Data Corporation	20%	21%	20%	21%

The following customers accounted for 10% or more of accounts receivable:

	October 30, 2020	April 24, 2020
Arrow Electronics, Inc.	12%	13%
Tech Data Corporation	18%	19%

16. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of October 30, 2020, we had $566 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 30, 2020 and April 24, 2020, such liability amounted to $10 million and $6 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of October 30, 2020, we had $192 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $26 million and $34 million of receivables during the six months ended October 30, 2020 and October 25, 2019, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of October 30, 2020 and April 24, 2020, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of October 30, 2020, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of October 30, 2020 related to such matters.

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

During the first half of fiscal 2021, due to the macroeconomic uncertainty caused by COVID-19, we continue to observe certain customers delay purchases of our products and services, while other customers accelerate or place new orders to address the demands of remote working and digital business, though on a net basis the impact to product revenues was unfavorable. We also continue to experience certain logistical challenges in delivering our products and services to customers in certain regions, and minor supply chain constraints.

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

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts and percentages):

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Net revenues	$1,416	$1,371	$2,719	$2,607
Gross profit	$933	$925	$1,805	$1,741
Gross profit margin percentage	66%	67%	66%	67%
Income from operations	$182	$296	$318	$400
Income from operations as a percentage of net revenues	13%	22%	12%	15%
Net income	$137	$243	$214	$346
Diluted net income per share	$0.61	$1.03	$0.96	$1.44
Net cash provided by (used in) operating activities	$161	$(53)	$401	$257

	October 30, 2020	April 24, 2020
Deferred revenue and financed unearned services revenue	$3,651	$3,698

Dividend Activity

During the second quarter of fiscal 2021, we declared aggregate cash dividends of $0.48 per share, for which we paid $107 million. During the first six months of fiscal 2021, aggregate cash dividends declared totaled $0.96 per share, for which we paid an aggregate of $214 million.

Restructuring Event

On August 25, 2020, we committed to a restructuring plan (the August 2020 Plan) to optimize our business and fund our biggest opportunities. In connection with the August 2020 Plan, we reduced our global workforce by approximately 5% and recognized expenses totaling $37 million in the second quarter of fiscal 2021, consisting primarily of employee severance-related costs. Substantially all activities under the August 2020 Plan are expected to be complete by the end of the third quarter of fiscal 2021.

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

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Revenues:
Product	53%	56%	51%	54%
Software maintenance	21	19	22	19
Hardware maintenance and other services	26	25	27	26
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	25	25	25	25
Cost of software maintenance	2	1	1	1
Cost of hardware maintenance and other services	7	7	7	7
Gross profit	66	67	66	67
Operating expenses:
Sales and marketing	31	28	32	30
Research and development	15	15	16	16
General and administrative	5	5	5	5
Restructuring charges	3	—	2	1
Acquisition-related expense	—	—	—	—
Gain on sale or derecognition of assets	—	(3)	—	(1)
Total operating expenses	53	46	55	51
Income from operations	13	22	12	15
Other income (expense), net	—	—	(1)	1
Income before income taxes	12	22	10	16
Provision for income taxes	3	4	2	3
Net income	10%	18%	8%	13%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the second quarter and first six months of fiscal 2021 were $1,416 million and $2,719 million, respectively, reflecting an increase of $45 million, or 3%, and $112 million, or 4%, respectively, compared to the corresponding periods of the prior year. The growth in net revenues reflects an increase in software maintenance revenues and hardware maintenance and other services revenues, offset by a decrease in product revenues. In the first six months of fiscal 2021, software and hardware maintenance revenues benefitted from the extra week in that period.

Gross profit as a percentage of net revenues for the second quarter and first six months of fiscal 2021 decreased by approximately one percentage point each compared to the corresponding periods in fiscal 2020, primarily as a result of a reduction in gross profit margins on product revenues. Gross profit margins on product revenues decreased by four percentage points and three percentage points in the second quarter and first six months of fiscal 2021, respectively, compared to the corresponding periods of fiscal 2020 primarily due to a decline in the average selling prices of our products and an increase in average unit materials costs. The decline in gross profit margins on product revenues was partially offset by an increase in software and hardware maintenance revenues.

Sales and marketing, research and development, and general and administrative expenses for the second quarter and first six months of fiscal 2021 totaled $711 million, or 50%, and $1,434 million, or 53% of net revenues, respectively, reflecting an increase of approximately two percentage points and one percentage point, respectively, compared to the corresponding periods of fiscal 2020.

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Net revenues	$1,416	$1,371	3%	$2,719	$2,607	4%

The increase in net revenues for the second quarter and first six months of fiscal 2021 compared to the corresponding periods of fiscal 2020 was primarily due to an increase in hardware and software maintenance revenues, which in the first six months of 2021 benefitted from an additional week in that period. Product revenues as a percentage of net revenues decreased by approximately three percentage points in both the second quarter and first six months of fiscal 2021 compared to the corresponding periods of fiscal 2020.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
Arrow Electronics, Inc.	25%	24%	24%	24%
Tech Data Corporation	20%	21%	20%	21%

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Product revenues	$749	$771	(3)%	$1,376	$1,415	(3)%

Product revenues are derived through the sale of our data solutions, and consist of sales of configured all-flash array and Hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, NetApp HCI, StorageGrid, OEM products and add-on optional software.

Total product revenues decreased in the second quarter and first six months of fiscal 2021 compared to the corresponding periods of the prior year primarily due to less favorable macroeconomic conditions in the current year, in part due to the economic uncertainty caused by the COVID-19 pandemic. While sales of all-flash array systems increased in the current year, this increase was more than offset by a decline in sales of our other products. Product revenues in the second quarter of fiscal 2021 benefitted slightly from the favorable impact of foreign exchange rate fluctuations.

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

Revenues from the hardware component of product revenues totaled $332 million, representing 44% of product revenues, in the second quarter of fiscal 2021, compared to $405 million, representing 53% of product revenues, in the corresponding period of the prior year. Revenues from the hardware component of product revenues totaled $648 million, representing 47% of product revenues, in the first six months of fiscal 2021, compared to $743 million, representing 53% of product revenues, in the first six months of fiscal 2020. The software component of product revenues totaled $417 million, representing 56% of product revenues, in the second quarter of fiscal 2021, compared to $366 million, representing 47% of product revenues, in the corresponding period of the prior year. The software component of product revenues totaled $728 million, representing 53% of product revenues, in the first six months of fiscal 2021, compared to $672 million, representing 47% of product revenues, in the corresponding period of the prior year. The increase in the software component percentage of product revenues in the second quarter and first six months of fiscal 2021 is primarily due to a higher mix of all-flash array systems revenues, which contain a higher proportion of software components than other products.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Software maintenance revenues	$303	$254	19%	$604	$504	20%

Software maintenance revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The growth in software maintenance revenues reflect the higher aggregate contract value of the installed base under software maintenance contracts, which is recognized as revenue ratably over the terms of the underlying contracts. Software maintenance revenues in the second quarter and first six months of fiscal 2021 benefitted from the continued growth in all-flash array product sales, as all flash systems carry a higher support dollar content than our other products. Software maintenance revenues in the first six months of fiscal 2021 were favorably impacted by the additional week of deferred revenue amortization in that period, which contributed approximately $20 million of additional revenues.

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Hardware maintenance and other services revenues	$364	$346	5%	$739	$688	7%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were $296 million and $603 million, respectively, for the second quarter and first six months of fiscal 2021, compared to $286 million and $570 million, respectively, for the corresponding periods of fiscal 2020, reflecting an increase of 3% and 6%, respectively. The increase in the first six months of fiscal 2021 is partially due to the additional week in that period which contributed approximately $20 million of additional revenues.

Professional services and educational and training services revenues were $68 million and $136 million, respectively, for the second quarter and first six months of fiscal 2021, compared to $60 million and $118 million, respectively, for the corresponding periods of the prior year.

Revenues by Geographic Area:

	Three Months Ended		Six Months Ended
	October 30, 2020	October 25, 2019	October 30, 2020	October 25, 2019
United States, Canada and Latin America (Americas)	55%	56%	55%	54%
Europe, Middle East and Africa (EMEA)	30%	29%	30%	31%
Asia Pacific (APAC)	15%	14%	16%	15%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Demand across geographies was relatively consistent in the second quarter and first six months of fiscal 2021 as compared to the corresponding periods of the prior year.

Cost of Revenues

Our cost of revenues consists of three elements: (1) cost of product revenues, which includes the costs of manufacturing and shipping our storage products, amortization of purchased intangible assets, inventory write-downs, and warranty costs, (2) cost of software maintenance, which includes the costs of providing software maintenance, third-party royalty costs and amortization of purchased intangible assets and (3) cost of hardware maintenance and other services revenues, which includes costs associated with providing support activities for hardware maintenance, global support partnership programs, professional services and educational and training services.

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Cost of product revenues	$360	$341	6%	$676	$653	4%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2021 to Fiscal 2020	Fiscal 2021 to Fiscal 2020
	Percentage Change Points	Percentage Change Points
Materials costs	7	7
Excess and obsolete inventory	(1)	(1)
Warranty	(1)	(1)
Other	1	(1)
Total change	6	4

Cost of product revenues represented 48% and 49% of product revenues for the second quarter and first six months of fiscal 2021, respectively, compared to 44% and 46% for the corresponding periods of fiscal 2020. Materials costs represented 89% and 88% of product costs for the second quarter and first six months of fiscal 2021, respectively, compared to 86% and 84% in the corresponding periods of fiscal 2020.

Materials costs increased by approximately $25 million and $48 million in the second quarter and first six months of fiscal 2021, respectively, compared to the corresponding periods of the prior year. The trend in product mix toward all flash-array systems, which carry higher materials costs than hybrid systems, was the primary driver of these increases. The average unit materials cost of all flash-array systems also increased in the second quarter and first six months of fiscal 2021 compared to the corresponding periods of fiscal 2020, due to an increase in the price of certain product components, which adversely impacted product margins. Excess and obsolete inventory reserves and warranty expenses were lower in the second quarter and first six months of fiscal 2021 compared to the corresponding periods of fiscal 2020.

In addition to the increase in average unit materials costs of all flash-array systems described above, product margins were also adversely impacted in the second quarter and first six months of fiscal 2021 by a decrease in the average selling prices of most of our products.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Cost of software maintenance revenues	$24	$11	118%	$39	$21	86%

Cost of software maintenance revenues increased in the second quarter and first six months of fiscal 2021 compared to the corresponding periods of fiscal 2020, in part due to an increase in amortization expense for acquired developed technology, and represented 8% and 6% of software maintenance revenues, respectively, for the second quarter and first six months of fiscal 2021, and 4% for each of the corresponding periods of fiscal 2020.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Cost of hardware maintenance and other services revenues	$99	$94	5%	$199	$192	4%

Cost of hardware maintenance and other services revenues increased in the second quarter and first six months of fiscal 2021 compared to the corresponding periods of fiscal 2020, in line with the increase in hardware maintenance and other services revenues. Costs represented 27% of hardware maintenance and other services revenues in both the second quarter and first six months of fiscal 2021, compared to 27% and 28% in the corresponding periods of fiscal 2020.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $43 million, or 7%, in the second quarter of fiscal 2021 compared to the corresponding period of the prior year, reflecting a 5% increase in average headcount and higher incentive compensation expense.

Total compensation costs included in operating expenses increased $101 million, or 8% in the first six months of fiscal 2021, compared to the corresponding period of the prior year, reflecting an increase in average headcount of 5%, higher incentive compensation expense, and the impact of one additional week in the first quarter of fiscal 2021.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Sales and marketing expenses	$432	$389	11%	$861	$794	8%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense.

	Three Months Ended	Six Months Ended
	Fiscal 2021 to Fiscal 2020	Fiscal 2021 to Fiscal 2020
	Percentage Change Points	Percentage Change Points
Compensation costs	8	8
Commissions	4	4
Advertising and marketing promotional expense	2	—
Travel and entertainment	(4)	(4)
Other	1	—
Total change	11	8

The increase in compensation costs for the second quarter and first six months of fiscal 2021 reflected an increase in average headcount of 9% and 7%, respectively, compared to the corresponding periods of the prior year, with this expansion of our sales and marketing teams supporting our ability to execute on key market opportunities. Compensation costs for the six months of fiscal 2021 also reflected the impact of one additional week in the first quarter.

The increase in commissions expense for the second quarter and first six months of fiscal 2021 is primarily due to higher performance against sales goals than in fiscal 2020. Advertising and marketing promotional expense increased in the second quarter of fiscal 2021 compared to the corresponding period of the prior year, primarily due to higher spending levels on certain projects. Travel and entertainment spend decreased significantly due to the ongoing COVID-19 pandemic.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Research and development expenses	$212	$209	1%	$445	$424	5%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2021 to Fiscal 2020	Fiscal 2021 to Fiscal 2020
	Percentage Change Points	Percentage Change Points
Compensation costs	4	7
Facilities and IT support costs	(1)	(1)
Travel and entertainment	(1)	(1)
Other	(1)	—
Total change	1	5

The increase in compensation costs for the second quarter and first six months of fiscal 2021 compared to the corresponding periods in the prior year was primarily due to higher incentive compensation expense as a result of stronger company achievement against financial targets. Compensation costs for the six months of fiscal 2021 also reflected the impact of one additional week in the first quarter. The decrease in facilities and IT support costs were primarily due to cost containment efforts, and travel and entertainment expense decreased due to the impact of the ongoing COVID-19 pandemic.

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
General and administrative expenses	$67	$69	(3)%	$128	$140	(9)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following:

	Three Months Ended	Six Months Ended
	Fiscal 2021 to Fiscal 2020	Fiscal 2021 to Fiscal 2020
	Percentage Change Points	Percentage Change Points
Compensation costs	6	5
Professional and legal fees and outside services	(15)	(17)
Litigation settlement	7	4
Other	(1)	(1)
Total change	(3)	(9)

The increase in compensation costs in the second quarter and first six months of fiscal 2021 compared to the corresponding periods of the prior year was primarily due to higher incentive compensation expense as a result of stronger company achievement against financial targets. The decrease in professional and legal fees and outside services expense in the second quarter and first six months of fiscal 2021 was primarily due to lower spending on business transformation projects in the current year. During the second quarter of fiscal 2021, we incurred a litigation settlement charge of approximately $5 million that was included in general and administrative expenses in our Condensed Consolidated Statements of Operations.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Restructuring charges	$37	$—	NM	$42	$21	100%

NM – Not Meaningful

In the second quarter of fiscal 2021, we announced a restructuring plan (the August 2020 Plan) to optimize our business and fund our biggest opportunities, which included a reduction in our global workforce of approximately 5%. Charges related to the plan consisted primarily of employee severance-related costs. We expect to complete substantially all activities under the plan by the end of the third quarter fiscal 2021. See Note 12 – Restructuring Charges of the Notes to Condensed Consolidated Financial Statements for more details.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Acquisition-related expense	$3	—	NM	$11	$—	NM

NM – Not Meaningful

In the first six months of fiscal 2021, we incurred $11 million of acquisition-related costs, primarily legal and consulting fees associated with our acquisition and subsequent integration of Spot Inc.

Gain on sale or derecognition of assets (in millions, except percentages)

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Gain on sale or derecognition of assets	$—	$(38)	NM	$—	$(38)	NM

NM – Not Meaningful

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California, through two separate and independent closings, the first of which was completed in fiscal 2018. On August 29, 2019, the second closing occurred and we consummated the sale of the land, with a net book value of $53 million, and received cash proceeds of $96 million, resulting in a gain, net of direct selling costs, of $38 million.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Interest income	$2	$12	(83)%	$5	$31	(84)%
Interest expense	(18)	(12)	50%	(36)	(27)	33%
Other income (expense), net	9	3	200%	(8)	14	(157)%
Total	$(7)	$3	(333)%	$(39)	$18	(317)%

Interest income decreased in the second quarter and first six months of fiscal 2021 compared to the corresponding periods of the prior year due to both a reduction in the size of our investment portfolio and lower yields earned on the investments.

Interest expense increased in the second quarter and first six months of fiscal 2021 compared to the corresponding periods of the prior year, as we issued Senior Notes in aggregate principal amount of $2.0 billion in the first quarter of fiscal 2021. The impact from the issuance of these Senior Notes was partially offset by the extinguishment of our Senior Notes due June 2021 in the first quarter of fiscal 2021, and a lower average outstanding commercial paper balance during fiscal 2021.

In the second quarter and first six months of fiscal 2021, Other income (expense), net includes a $6 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $8 million. This benefit was more than offset in the first six months period by a $14 million loss recognized from the extinguishment of our Senior Notes due June 2021 in the first quarter of fiscal 2021. Other income (expense), net for the first six months of fiscal 2020 includes a $14 million gain we realized on the sale of available-for-sale debt securities during that period. The remaining fluctuations in other income (expense), net are primarily due to foreign exchange gains and losses.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 30, 2020	October 25, 2019	% Change	October 30, 2020	October 25, 2019	% Change
Provision for income taxes	$38	$56	(32)%	$65	$72	(10)%

Our effective tax rate for the second quarter of fiscal 2021 was 21.7% compared to 18.7% for the second quarter of fiscal 2020. Our effective tax rate for the first six months of fiscal 2021 was 23.3% compared to 17.2% for the corresponding period of fiscal 2020. Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rates for the second quarter and first six months of fiscal 2021 increased compared to the corresponding period of the prior year primarily due to the impact of taxes resulting from the integration of acquired companies. The remaining differences in effective tax rates for the second quarter of fiscal 2021 compared to the corresponding period of the prior year are primarily due to differences in discrete tax benefits/expenses for stock-based compensation.  The remaining differences in effective tax rates for the first six months of fiscal 2021 compared to the corresponding period of the prior year are primarily due to certain discrete expenses, including foreign audit results and differences in discrete tax benefits for stock-based compensation in fiscal 2021.

As of October 30, 2020, we had $224 million of gross unrecognized tax benefits, of which $138 million has been recorded in other long-term liabilities. Inclusive of penalties, interest and certain income tax benefits, $138 million would affect our provision for income taxes if recognized.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	October 30, 2020	April 24, 2020
Cash, cash equivalents and short-term investments	$3,646	$2,882
Principal amount of debt	$2,650	$1,673

The following is a summary of our cash flow activities:

	Six Months Ended
(In millions)	October 30, 2020	October 25, 2019
Net cash provided by operating activities	$401	$257
Net cash provided by (used in) investing activities	(321)	1,116
Net cash provided by (used in) financing activities	746	(1,148)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	44	(5)
Net increase in cash, cash equivalents and restricted cash	$870	$220

Cash Flows

As of October 30, 2020, our cash, cash equivalents and short-term investments were $3.6 billion, an increase of $0.8 billion from April 24, 2020. The increase was primarily due to $2.0 billion of net proceeds from the issuance of long-term debt and $401 million of cash provided by operating activities, partially offset by $513 million used for the extinguishment of our Senior Notes due June 2021, $420 million used for the net repayment of commercial paper notes with original maturities of three months or less, $350 million used for the acquisitions of two privately-held companies, $214 million used for the payment of dividends, and $92 million in purchases of property and equipment. Working capital increased by $1.2 billion to $1.9 billion as of October 30, 2020 compared to April 24, 2020 primarily due to the increases in cash, cash equivalents and short-term investments discussed above, and the net repayment of commercial paper notes.

Cash Flows from Operating Activities

During the first six months of fiscal 2021, we generated cash from operating activities of $401 million, reflecting net income of $214 million, adjusted by non-cash depreciation and amortization of $105 million and stock-based compensation of $103 million, compared to $257 million of cash generated from operating activities during the first six months of fiscal 2020.

Changes in assets and liabilities in the first six months of fiscal 2021 included the following:

•

Accounts receivable decreased $197 million, reflecting more favorable shipping linearity and seasonally lower invoicing levels for the first six months of fiscal 2021 compared to the last six months of fiscal 2020.

•

Deferred revenue and financed unearned services revenue decreased $118 million, primarily due to a decrease in deferred software and hardware maintenance contract revenues reflecting the seasonality of maintenance contract renewal activities.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the first six months of fiscal 2021, we generated $107 million from maturities and sales of investments, net of purchases, and paid $92 million for capital expenditures, while during the first six months of fiscal 2020, we generated $1.1 billion from maturities and sales of investments, net of purchases, and paid $68 million for capital expenditures. Additionally, during the first six months of fiscal 2021, we paid $350 million, net of cash acquired for two privately-held companies, as compared to $56 million, net of cash acquired that we paid in the first six months of fiscal 2020 for a privately-held company. Additionally, during the first six months of fiscal 2020, we received $96 million for the sale of land in Sunnyvale, California.

Cash Flows from Financing Activities

During the first six months of fiscal 2021, cash flows provided by financing activities totaled $746 million, primarily due to net cash proceeds of $2.0 billion from the issuance of Senior Notes, partially offset by the use of $513 million for the extinguishment of our Senior Notes due June 2021, $420 million for the net repayment of commercial paper notes with original maturities of three months or less, $214 million for the payment of dividends, and $176 million for the repayment of commercial paper notes with original maturities of greater than three months. During the first six months of fiscal 2020, we used $750 million for the repurchase of 14 million shares of common stock, $226 million for the payment of dividends, and $400 million for the repayment of our Senior Notes due September 2019, partially offset by $249 million in net proceeds from the issuance of commercial paper notes with original maturities of three months or less.

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

Liquidity

Our principal sources of liquidity as of October 30, 2020 consisted of cash and cash equivalents, short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	October 30, 2020	April 24, 2020
Cash and cash equivalents	$3,529	$2,658
Short-term investments	117	224
Total	$3,646	$2,882

As of October 30, 2020 and April 24, 2020, $2.2 billion and $2.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.4 billion and $0.4 billion, respectively, were available in the U.S. The TCJA imposed a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the recognition of the impacts of the TCJA, we have reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 30, 2020.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 30, 2020 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of October 30, 2020.

In connection with the Program, we have a senior unsecured credit agreement that expires on December 10, 2021. The credit agreement provides a $1.0 billion revolving unsecured credit facility that serves as a back-up for the Program. Proceeds from the facility may also be used for general corporate purposes, providing another potential source of liquidity to the extent that the credit facility exceeds the outstanding debt issued under the Program. The credit agreement also includes options that allow us to request an increase in the facility of up to an additional $300 million and to extend its maturity date for two additional one-year periods, both subject to certain conditions. As of October 30, 2020, we were in compliance with all associated covenants in this agreement. No amounts were drawn against this facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2021 to be between $50 million and $100 million.

Dividends and Stock Repurchase Program

On November 23, 2020, we declared a cash dividend of $0.48 per share of common stock, payable on January 27, 2021 to holders of record as of the close of business on January 8, 2021.

As of October 30, 2020, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through October 30, 2020, we repurchased a total of 338 million shares of our common stock at an average price of $38.86 per share, for an aggregate purchase price of $13.1 billion. As of October 30, 2020, the remaining authorized amount for stock repurchases under this program was $0.5 billion.

During the first quarter of fiscal 2021, we announced the suspension of our stock repurchases to strengthen our liquidity position given the uncertainty surrounding the overall impact of the ongoing COVID-19 pandemic. More recently, we have been encouraged by the stability of our business, broader macro trends and the positive results of several COVID-19 vaccine trials. As a result, we plan to reinitiate our share repurchase program during our third quarter of fiscal 2021.

Contractual Obligations

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage manufacturer lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of October 30, 2020, we had $566 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of October 30, 2020, we had $192 million in other purchase obligations.

Unrecognized Tax Benefits

As of October 30, 2020, our liability for uncertain tax positions was $138 million, including interest, penalties and certain income tax benefits. Due to uncertainties regarding tax audits and their possible outcomes, we are unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $26 million and $34 million of receivables during the first six months of fiscal 2021 and fiscal 2020, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of October 30, 2020 and April 24, 2020, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of October 30, 2020, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.
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

Interest Rate Risk

Fixed Income Investments — As of October 30, 2020, we had fixed income debt investments of $117 million. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of October 30, 2020 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $0.3 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of October 30, 2020, we have outstanding $2.7 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of October 30, 2020, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 30, 2020, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. While we are currently considered an essential business in many of the key regions in which we operate, including in the United States (U.S.), there is no guarantee that we will continue to be classified as such. We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including office closures and working remotely for the vast majority of employees, all of which could negatively impact our business. The magnitude and duration of the disruption and resulting decline in business activity is uncertain and has limited our ability to forecast future demand for our products and services. The COVID-19 pandemic has, and we expect it to continue to, adversely affect our business in a variety of ways, including by negatively impacting the demand for our products and services, and our ability to build and convert our sales pipeline (including delayed and deferred purchases); restricting our sales, marketing and distribution efforts; disrupting our supply chain and our ability to deliver product to customers; and constraining business operations,  research and development capabilities, engineering, design and manufacturing processes and other important business activities. In addition, the COVID-19 pandemic has disrupted the operations of our suppliers, customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns and limited access to capital markets, all of which have and may continue to negatively impact our business and results of operations, including cash flows. Accordingly, we expect the COVID-19 pandemic to have a negative impact on our future sales and results of operations, the magnitude and duration of which we are unable to predict. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which volatility has and may continue to adversely impact our stock price and could impact our ability to access capital markets. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, potentially leading to a prolonged economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations for an extended period of time. To the extent that the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those incorporated by reference herein, such as those relating to our products and services, financial performance, credit rating and debt obligations.

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

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and fragmentation. We compete with many companies in the markets we serve, including established public companies, newer public companies with a strong flash focus, and new market entrants addressing the growing opportunity for hyper-converged systems. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services. Technology trends, such as the emergence of hosted or public cloud storage, SaaS and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service providers provide customers storage for their data centers on demand, without requiring a capital expenditure, which meets rapidly evolving business needs and has changed the competitive landscape. The impacts of the COVID-19 pandemic, including the increase in the number of employees working remotely, could accelerate customer adoption of competitors’ cloud solutions and contribute to increased competition in the market.

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

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage and networking industries at large, as well as the IT market, and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. For example, we are unable to predict the economic impact of the ongoing COVID-19 pandemic on us or our employees, suppliers, customers and partners, and consequently we withdrew our guidance for the fourth quarter of our fiscal 2020 and have limited our fiscal 2021 guidance to cover only the first nine months of fiscal 2021. We are also unable to predict whether increased customer spending on our cloud offerings and virtual desktop infrastructure will continue during and after the COVID-19 pandemic. Consequently, we expect these concerns to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

As customer demand for our consumption model offerings increases, we will experience differences in the timing of revenue recognition between our traditional hardware and software license arrangements, including for the software license components of enterprise software license agreements (for which revenue is generally recognized in full at the time of delivery), relative to our consumption model offerings (for which revenue is generally recognized ratably over the term of the arrangement). We incur certain expenses associated with the infrastructure and marketing of our consumption model offerings in advance of our ability to recognize the revenues associated with these offerings.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure and adverse public health developments. In particular, the ongoing COVID-19 pandemic, current trade tensions between the U.S. and China, and the United Kingdom’s withdrawal from the European Union, effective on January 31, 2020, could impact our business and operating results. For products we manufacture in Mexico, tensions between the U.S. and Mexico related to trade and border security issues could delay our shipments to customers, or impact pricing or our business and operating results. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy, data protection, and cybersecurity. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results and financial condition.

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

Additionally, as a technology provider, our customers expect that we can demonstrate compliance with laws and regulations relating to privacy, data protection, and information security, and our inability or perceived inability to do so may adversely impact sales of our products and services, particularly to customers in highly-regulated industries. We have invested company resources in complying with new laws, regulations, and other obligations relating to privacy, data protection, and information security, and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our revenue and our business overall. As a result of any inability or inability to comply with such laws and regulations, our reputation and brand may be harmed, we could incur significant costs, and financial and operating results could be materially adversely affected, and we could be required to modify or change our products or our business practices, any of which could have an adverse effect on our business. Our business could be subject to stricter obligations, greater fines and private causes of action under the enactment of new laws and regulations relating to privacy, data protection, and information security, including but not limited to, the European Union General Data Protection Regulation, which became effective on May 25, 2018, and which provides for penalties of up to 20 million Euros or four percent of our annual global revenues, the California Consumer Privacy Act, which became effective on January 1, 2020, as well as the California Privacy Rights Act adopted by California voters on November 3, 2020.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in May 2018, April 2019, May 2019, May 2020 and August 2020 we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. In fiscal 2020, we further reorganized our go-to-market organization to streamline operations and improve alignment with customer and market opportunities. In the first quarter of fiscal 2021, we realigned resources to optimize our business and fund our biggest opportunities. We may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including our business unit structure and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third-party resellers or users of discontinued products.

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

As of October 30, 2020, we had $2.7 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2022, 2024, 2025, 2027 and 2030. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase. Significant volatility in capital markets caused by the COVID-19 pandemic has recently heightened these risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 30, 2020:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
August 1, 2020 - August 28, 2020	—	$—	338,297	$477
August 29, 2020 - September 25, 2020	—	$—	338,297	$477
September 26, 2020 - October 30, 2020	—	$—	338,297	$477
Total	—	$—

In May 2003, our Board of Directors approved a stock repurchase program. As of October 30, 2020, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Since inception of the program through October 30, 2020, we repurchased a total of 338 million shares of our common stock for an aggregate purchase price of $13.1 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended for the first half of fiscal 2021 due to the economic impact of the COVID-19 pandemic.

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

Date: December 3, 2020