Form 10-Q
period 2021-01-29
NetApp, Inc.
filed 2021-03-01
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2021

or

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

As of February 24, 2021, there were 222,601,147 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2021 NetApp, Inc. All Rights Reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, and the marks listed at http://www.netapp.com/TM are trademarks of NetApp, Inc. Other company and product names may be trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 29, 2021	April 24, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,808	$2,658
Short-term investments	86	224
Accounts receivable	799	973
Inventories	106	145
Other current assets	315	274
Total current assets	5,114	4,274
Property and equipment, net	731	727
Goodwill	2,039	1,778
Other intangible assets, net	110	44
Other non-current assets	692	699
Total assets	$8,686	$7,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$336	$426
Accrued expenses	761	774
Commercial paper notes	—	522
Short-term deferred revenue and financed unearned services revenue	1,953	1,894
Total current liabilities	3,050	3,616
Long-term debt	2,632	1,146
Other long-term liabilities	651	714
Long-term deferred revenue and financed unearned services revenue	1,875	1,804
Total liabilities	8,208	7,280

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 223 and 219 shares issued and outstanding as of January 29, 2021 and April 24, 2020, respectively	456	284
Retained earnings	56	—
Accumulated other comprehensive loss	(34)	(42)
Total stockholders' equity	478	242
Total liabilities and stockholders' equity	$8,686	$7,522

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Revenues:
Product	$775	$787	$2,151	$2,202
Software maintenance	334	263	938	767
Hardware maintenance and other services	361	354	1,100	1,042
Net revenues	1,470	1,404	4,189	4,011
Cost of revenues:
Cost of product	369	360	1,045	1,013
Cost of software maintenance	28	12	67	33
Cost of hardware maintenance and other services	98	91	297	283
Total cost of revenues	495	463	1,409	1,329
Gross profit	975	941	2,780	2,682
Operating expenses:
Sales and marketing	436	402	1,297	1,196
Research and development	215	211	660	635
General and administrative	63	60	191	200
Restructuring charges	—	—	42	21
Acquisition-related expense	3	—	14	—
Gain on sale or derecognition of assets	—	—	—	(38)
Total operating expenses	717	673	2,204	2,014
Income from operations	258	268	576	668
Other income (expense), net	(11)	8	(50)	26
Income before income taxes	247	276	526	694
Provision (benefit) for income taxes	65	(1)	130	71
Net income	$182	$277	$396	$623
Net income per share:
Basic	$0.82	$1.23	$1.78	$2.67
Diluted	$0.80	$1.21	$1.76	$2.64
Shares used in net income per share calculations:
Basic	223	226	222	233
Diluted	227	229	225	236

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Net income	$182	$277	$396	$623
Other comprehensive income (loss):
Foreign currency translation adjustments	1	—	10	(2)
Defined benefit obligations:
Reclassification adjustments related to defined benefit obligations	—	(1)	—	(2)
Income tax effect	—	—	—	1
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(1)	—	—	22
Reclassification adjustments for gains included in net income	—	—	—	(14)
Unrealized losses on cash flow hedges:
Unrealized holding losses arising during the period	(5)	(2)	(13)	(1)
Reclassification adjustments for losses included in net income	3	—	11	—
Other comprehensive income (loss)	(2)	(3)	8	4
Comprehensive income	$180	$274	$404	$627

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 29, 2021	January 24, 2020
Cash flows from operating activities:
Net income	$396	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	146
Non-cash operating lease cost	38	39
Stock-based compensation	149	118
Deferred income taxes	(1)	(23)
Gain on sale or derecognition of assets	—	(38)
Other items, net	35	(16)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	208	394
Inventories	39	18
Other operating assets	(35)	78
Accounts payable	(92)	(158)
Accrued expenses	(61)	(273)
Deferred revenue and financed unearned services revenue	10	(93)
Long-term taxes payable	(51)	(133)
Other operating liabilities	(20)	(5)
Net cash provided by operating activities	774	677
Cash flows from investing activities:
Purchases of investments	(4)	(12)
Maturities, sales and collections of investments	144	1,300
Purchases of property and equipment	(124)	(100)
Proceeds from sale of properties	6	96
Acquisitions of businesses, net of cash acquired	(350)	(56)
Other investing activities, net	8	(1)
Net cash (used in) provided by investing activities	(320)	1,227
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	92	102
Payments for taxes related to net share settlement of stock awards	(38)	(77)
Repurchase of common stock	(50)	(1,250)
(Repayments of) proceeds from commercial paper notes, original maturities of three months or less, net	(420)	443
Issuance of debt, net of issuance costs	2,057	—
Repayments and extinguishment of debt	(689)	(400)
Dividends paid	(321)	(334)
Other financing activities, net	(7)	(4)
Net cash provided by (used in) financing activities	624	(1,520)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	70	(4)
Net increase in cash, cash equivalents and restricted cash	1,148	380
Cash, cash equivalents and restricted cash:
Beginning of period	2,666	2,331
End of period	$3,814	$2,711

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended January 29, 2021
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, October 30, 2020	222	$372	$30	$(32)	$370
Net income	—	—	182	—	182
Other comprehensive loss	—	—	—	(2)	(2)
Issuance of common stock under employee stock award plans, net of taxes	2	39	—	—	39
Repurchase of common stock	(1)	(1)	(49)	—	(50)
Stock-based compensation	—	46	—	—	46
Cash dividends declared ($0.48 per common share)	—	—	(107)	—	(107)
Balances, January 29, 2021	223	$456	$56	$(34)	$478

	Three Months Ended January 24, 2020
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, October 25, 2019	229	$572	$—	$(36)	$536
Net income	—	—	277	—	277
Other comprehensive loss	—	—	—	(3)	(3)
Issuance of common stock under employee stock award plans, net of taxes	1	44	—	—	44
Repurchase of common stock	(8)	(223)	(277)	—	(500)
Stock-based compensation	—	36	—	—	36
Cash dividends declared ($0.48 per common share)	—	(108)	—	—	(108)
Balances, January 24, 2020	222	$321	$—	$(39)	$282

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended January 29, 2021
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 24, 2020	219	$284	$—	$(42)	$242
Net income	—	—	396	—	396
Other comprehensive income	—	—	—	8	8
Issuance of common stock under employee stock award plans, net of taxes	5	54	—	—	54
Repurchase of common stock	(1)	(1)	(49)	—	(50)
Stock-based compensation	—	149	—	—	149
Cash dividends declared ($1.44 per common share)	—	(30)	(291)	—	(321)
Balances, January 29, 2021	223	$456	$56	$(34)	$478

	Nine Months Ended January 24, 2020
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 26, 2019	240	$1,133	$—	$(43)	$1,090
Cumulative-effect of adoption of ASC 842	—	—	6	—	6
Net income	—	—	623	—	623
Other comprehensive income	—	—	—	4	4
Issuance of common stock under employee stock award plans, net of taxes	4	25	—	—	25
Repurchase of common stock	(22)	(621)	(629)	—	(1,250)
Stock-based compensation	—	118	—	—	118
Cash dividends declared ($1.44 per common share)	—	(334)	—	—	(334)
Balances, January 24, 2020	222	$321	$—	$(39)	$282

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 24, 2020 contained in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 29, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

There have been no other significant changes in our significant accounting policies as of and for the nine months ended January 29, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 24, 2020.

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

Amount
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

The preliminary acquisition date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Amount
Cash	$24
Intangible assets	84
Goodwill	249
Other assets	6
Total assets acquired	363
Liabilities assumed	(23)
Total purchase price	$340

The components of the Spot intangible assets acquired were as follows (in millions, except useful life):

	Amount	Estimated useful life (years)
Developed technology	$53	5
Customer contracts/relationships	28	5
Trade name	3	3
Total intangible assets	$84

The acquired assets and assumed liabilities of Spot and Cloud Jumper were recorded at their estimated fair values. We determined the estimated fair values with the assistance of valuations and appraisals performed by third party specialists and estimates made by management. We expect to realize revenue synergies, leverage and expand the existing Spot and Cloud Jumper sales channels and product development resources, and utilize their existing workforces. We also anticipate opportunities for growth through the ability to leverage additional future products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of their identifiable net assets acquired, and as a result, we have recorded goodwill in connection with both of these acquisitions. The goodwill is not deductible for income tax purposes.

The results of operations related to the acquisition of both Spot and Cloud Jumper have been included in our condensed consolidated statements of operations from their respective acquisition dates. Pro forma results of operations have not been presented because the impact from these acquisitions would not have been material to our consolidated results of operations for each of the three and nine months ended January 29, 2021 and January 24, 2020.

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 24, 2020	$1,778
Additions	261
Balance as of January 29, 2021	$2,039

Purchased intangible assets, net are summarized below (in millions):

	January 29, 2021			April 24, 2020
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$215	$(140)	$75	$192	$(152)	$40
Customer contracts/relationships	38	(6)	32	4	—	4
Other purchased intangibles	3	—	3	—	—	—
Total purchased intangible assets	$256	$(146)	$110	$196	$(152)	$44

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statements of
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020	Operations Classification
Developed technology	$12	$8	$34	$30	Cost of revenues
Customer contracts/relationships	3	—	6	—	Operating expenses
Total	$15	$8	$40	$30

As of January 29, 2021, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$8
2022	37
2023	29
2024	17
2025	16
2026	3
Total	$110

5. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	January 29, 2021	April 24, 2020
Cash and cash equivalents	$3,808	$2,658
Restricted cash	6	8
Cash, cash equivalents and restricted cash	$3,814	$2,666

Inventories (in millions):

	January 29, 2021	April 24, 2020
Purchased components	$19	$28
Finished goods	87	117
Inventories	$106	$145

Property and equipment, net (in millions):

	January 29, 2021	April 24, 2020
Land	$103	$103
Buildings and improvements	601	597
Leasehold improvements	87	89
Computer, production, engineering and other equipment	867	802
Computer software	359	359
Furniture and fixtures	100	106
Construction-in-progress	43	32
	2,160	2,088
Accumulated depreciation and amortization	(1,429)	(1,361)
Property and equipment, net	$731	$727

Other non-current assets (in millions):

	January 29, 2021	April 24, 2020
Deferred tax assets	$224	$220
Operating lease ROU assets	120	137
Other assets	348	342
Other non-current assets	$692	$699

Other non-current assets as of January 29, 2021 and April 24, 2020 included $71 million and $67 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited, a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019.

Accrued expenses (in millions):

	January 29, 2021	April 24, 2020
Accrued compensation and benefits	$365	$322
Product warranty liabilities	22	26
Operating lease liabilities	50	51
Other current liabilities	324	375
Accrued expenses	$761	$774

Product warranty liabilities:

Equipment and software systems sales include a standard product warranty. The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Balance at beginning of period	$35	$40	$41	$40
Expense accrued during the period	5	7	10	19
Warranty costs incurred	(6)	(6)	(17)	(18)
Balance at end of period	$34	$41	$34	$41

	January 29, 2021	April 24, 2020
Accrued expenses	$22	$26
Other long-term liabilities	12	15
Total warranty liabilities	$34	$41

Warranty expense recognized during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	January 29, 2021	April 24, 2020
Liability for uncertain tax positions	$133	$136
Income taxes payable	351	399
Product warranty liabilities	12	15
Operating lease liabilities	76	93
Other liabilities	79	71
Other long-term liabilities	$651	$714

Other income (expense), net (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Interest income	$2	$10	$7	$41
Interest expense	(19)	(14)	(55)	(41)
Other income (expense), net	6	12	(2)	26
Total other income (expense), net	$(11)	$8	$(50)	$26

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 9 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Nine Months Ended
	January 29, 2021	January 24, 2020
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$11	$7
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$309	$266
Interest paid	$51	$40

6. Revenue

Disaggregation of revenue

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Product revenues	$775	$787	$2,151	$2,202
Software maintenance revenues	334	263	938	767
Hardware maintenance and other services revenues	361	354	1,100	1,042
Hardware maintenance support contracts	293	293	896	863
Professional and other services	68	61	204	179
Net revenues	$1,470	$1,404	$4,189	$4,011

Revenues by geographic region are presented in Note 15 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	January 29, 2021	April 24, 2020
Deferred product revenue	$68	$75
Deferred services revenue	3,690	3,567
Financed unearned services revenue	70	56
Total	$3,828	$3,698

Reported as:
Short-term	$1,953	$1,894
Long-term	1,875	1,804
Total	$3,828	$3,698

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

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Nine Months Ended
	January 29, 2021	January 24, 2020
Balance at beginning of period	$3,698	$3,668
Additions	2,269	1,759
Revenue recognized during the period	(2,139)	(1,854)
Balance at end of period	$3,828	$3,573

During the nine months ended January 29, 2021 and January 24, 2020, we recognized $1,687 million and $1,504 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of January 29, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,828 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 51% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 25% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following tables summarize the activity related to deferred commissions and their balances as reported in our condensed consolidated balance sheets (in millions):

	Nine Months Ended
	January 29, 2021	January 24, 2020
Balance at beginning of period	$156	$172
Additions	89	52
Expense recognized during the period	(73)	(72)
Balance at end of period	$172	$152

	January 29, 2021	April 24, 2020
Other current assets	$71	$67
Other non-current assets	101	89
Total deferred commissions	$172	$156

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

Investments

The following is a summary of our investments (in millions):

	January 29, 2021				April 24, 2020
	Cost or			Estimated	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$68	$1	$—	$69	$155	$1	$—	$156
U.S. Treasury and government debt securities	17	—	—	17	68	—	—	68
Certificates of deposit	59	—	—	59	158	—	—	158
Mutual funds	39	—	—	39	33	—	—	33
Total debt and equity securities	$183	$1	$—	$184	$414	$1	$—	$415

The following table presents the contractual maturities of our debt investments as of January 29, 2021 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$95	$95
Due after one year through five years	44	45
Due after five years through ten years	5	5
	$144	$145

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 29, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$3,749	$3,749	$—
Corporate bonds	69	—	69
U.S. Treasury and government debt securities	17	4	13
Certificates of deposit	59	—	59
Total cash, cash equivalents and short-term investments	$3,894	$3,753	$141
Other items:
Mutual funds (1)	$8	$8	$—
Mutual funds (2)	$31	$31	$—
Foreign currency exchange contracts liabilities (3)	$(3)	$—	$(3)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of January 29, 2021 and April 24, 2020, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of January 29, 2021 and April 24, 2020, the fair value of our long-term debt was approximately $2,814 million and $1,176 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	January 29, 2021	April 24, 2020
3.375% Senior Notes Due June 2021	3.54%	$—	$500
3.25% Senior Notes Due December 2022	3.43%	250	250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	—
2.375% Senior Notes Due June 2027	2.51%	550	—
2.70% Senior Notes Due June 2030	2.81%	700	—
Total principal amount		2,650	1,150
Unamortized discount and issuance costs		(18)	(4)
Total long-term debt		$2,632	$1,146

Senior Notes

In June 2020, we issued $750 million aggregate principal amount of 1.875% Senior Notes due 2025, $550 million aggregate principal amount of 2.375% Senior Notes due 2027 and $700 million aggregate principal amount of 2.70% Senior Notes due 2030, for which we received total proceeds of approximately $2.0 billion, net of discount and issuance costs. Interest on these Senior Notes is payable semi-annually in June and December. On July 27, 2020, we extinguished our 3.375% Senior Notes due June 2021 for an aggregate cash redemption price of $513 million, plus accrued and unpaid interest. As part of the debt extinguishment, we recognized a loss of $14 million during the first quarter of fiscal 2021, which includes a cash redemption premium of $13 million and the write-off of unamortized discount and issuance costs totaling $1 million. The loss on extinguishment of debt is included in other income (expense), net in our condensed consolidated statement of operations for the nine months ended January 29, 2021.

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 29, 2021, we were in compliance with all covenants associated with the Senior Notes.

As of January 29, 2021, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2023	$250
2025	400
2026	750
Thereafter	1,250
Total	$2,650

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. While no commercial paper notes were outstanding as of January 29, 2021, we had commercial paper notes outstanding with an aggregate principal amount of $523 million, a weighted-average interest rate of  2.01%, and maturities primarily less than three months as of April 24, 2020. During the first nine months of fiscal 2021, we received proceeds of $75 million from the issuance, and made repayments of $176 million for the settlement, of commercial paper notes with original maturities greater than three months.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of January 29, 2021, we were compliant with all associated covenants in the agreement.  No amounts were drawn against this credit facility during any of the periods presented.

9. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of January 29, 2021, have remaining lease terms of up to 15 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of January 29, 2021, have remaining lease terms of up to 4 years. As of January 29, 2021, our automobile leases have remaining lease terms of up to 5 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

In June 2020, we entered into a build-to-suit lease agreement for an office building with future undiscounted payments of approximately $67 million. Because the Company does not control the underlying asset during the construction period, the Company is not considered the owner of the asset under construction for accounting purposes. The lease will commence upon completion of the construction of the office building which is expected to be in the third quarter of fiscal 2022. The initial term of the lease is twenty years with options to renew the lease during the lease term. An ROU asset and related lease liability will be measured and recognized in our financial statements in the period the lease commences.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Operating lease cost	$13	$13	$41	$42
Variable lease cost	3	4	8	12
Total lease cost	$16	$17	$49	$54

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Nine Months Ended
	January 29, 2021	January 24, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$43	$43
Right-of-use assets obtained in exchange for new operating lease obligations	$19	$32

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	January 29, 2021	April 24, 2020
Other non-current assets	$120	$137
Total operating lease ROU assets	$120	$137

Accrued expenses	$50	$51
Other long-term liabilities	76	93
Total operating lease liabilities	$126	$144

Weighted Average Remaining Lease Term	3.4 years	3.9 years

Weighted Average Discount Rate	2.8%	2.7%

Future minimum operating lease payments as of January 29, 2021, which exclude the undiscounted payments for the build-to-suit lease expected to commence in fiscal 2022, are as follows (in millions):

Fiscal Year	Operating Leases
2021 (remainder)	$16
2022	49
2023	29
2024	18
2025	10
2026	7
Thereafter	3
Total lease payments	$132
Less: Interest	(6)
Total	$126

10. Stockholders’ Equity

Equity Incentive Awards

As of January 29, 2021, we have certain equity incentive awards (awards) outstanding, which include stock options and restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs). Also outstanding are purchase rights under our Employee Stock Purchase Plan (ESPP).

Stock Options

Less than 1 million options were outstanding as of January 29, 2021 and April 24, 2020.

Information related to our stock options is summarized below (in millions):

	Nine Months Ended
	January 29, 2021	January 24, 2020
Intrinsic value of exercises	$4	$4
Proceeds received from exercises	$2	$4
Fair value of options vested	$4	$1

Restricted Stock Units

In the nine months ended January 29, 2021, we granted PBRSUs to certain of our executives. The PBRSUs have performance-based vesting criteria, in addition to the service based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate one, two or three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the first, second or third fiscal year, respectively following the grant date. The number of shares of common stock that will be issued to settle most of these PBRSUs at the end of the performance and service period, will range from 0% to 200% of a target number of shares originally granted. For PBRSUs with potential payouts above a 100% of target amount, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies

(each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these TSR performance-based awards were fixed at grant date using a Monte Carlo simulation model. The aggregate grant date fair value of all PBRSUs granted in the current year was $27 million, which is being recognized to compensation expense over the remaining performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 24, 2020	7	$51.40
Granted	5	$40.94
Vested	(2)	$44.68
Forfeited	(1)	$51.53
Outstanding as of January 29, 2021	9	$47.05

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Nine Months Ended
	January 29, 2021	January 24, 2020
Shares withheld for taxes	1	1
Fair value of shares withheld	$38	$77

 Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Nine Months Ended
	January 29, 2021	January 24, 2020
Shares issued under the ESPP	2	2
Proceeds from issuance of shares	$90	$98

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Cost of product revenues	$1	$1	$3	$3
Cost of hardware maintenance and other services revenues	2	2	7	7
Sales and marketing	21	15	70	50
Research and development	15	13	49	41
General and administrative	7	5	20	17
Total stock-based compensation expense	$46	$36	$149	$118
Income tax benefit for stock-based compensation expense	$4	$3	$12	$11

As of January 29, 2021, total unrecognized compensation expense related to our equity awards was $363 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

Stock Repurchase Program

As of January 29, 2021, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended in March 2020 due to the economic impact of the COVID-19 pandemic. We reinitiated our stock repurchase program during the third quarter of fiscal 2021.

The following table summarized activity related to the stock repurchase program for the nine months ended January 29, 2021 (in millions, except for per share amounts):

Number of shares repurchased	1
Average price per share	$64.78
Stock repurchases allocated to additional paid-in capital	$1
Stock repurchases allocated to retained earnings	$49
Remaining authorization at end of period	$427

Since the May 13, 2003 inception of our stock repurchase program through January 29, 2021, we repurchased a total of 339 million shares of our common stock at an average price of $38.92 per share, for an aggregate purchase price of $13.2 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Nine Months Ended
	January 29, 2021	January 24, 2020
Dividends per share declared	$1.44	$1.44
Dividend payments allocated to additional paid-in capital	$30	$334
Dividend payments allocated to retained earnings	$291	$—

On February 19, 2021, we declared a cash dividend of $0.48 per share of common stock, payable on April 28, 2021 to holders of record as of the close of business on April 9, 2021. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 24, 2020	$(42)	$(1)	$1	$—	$(42)
Other comprehensive income (loss), net of tax	10	—	—	(13)	(3)
Amounts reclassified from AOCI, net of tax	—	—	—	11	11
Total other comprehensive income (loss)	10	—	—	(2)	8
Balance as of January 29, 2021	$(32)	$(1)	$1	$(2)	$(34)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020	Statements of Operations Classification
Recognized gains on defined benefit obligations	$—	$(1)	$—	$(2)	Operating expenses
Realized gains on available-for-sale securities	—	—	—	(14)	Other income (expense), net
Realized losses on cash flow hedges	3	—	11	—	Net revenues
Total reclassifications	$3	$(1)	$11	$(16)

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 29, 2021 or April 24, 2020. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 29, 2021	April 24, 2020
Cash Flow Hedges
Forward contracts purchased	$153	$124
Balance Sheet Contracts
Forward contracts sold	$182	$254
Forward contracts purchased	$82	$108

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 10 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Foreign currency exchange contracts	$8	$5	$26	$2

12. Restructuring Charges

In the second quarter of fiscal 2021, we committed to a restructuring plan (the August 2020 Plan) to optimize our business and fund our biggest opportunities. In connection with the plan, we reduced our global workforce by approximately 5%. Charges related to the plan consisted primarily of employee severance-related costs. We completed substantially all activities related to this plan by the end of the third quarter of fiscal 2021.

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

Activities related to our restructuring plans are summarized as follows (in millions):

	Nine Months Ended				Nine Months Ended
	January 29, 2021				January 24, 2020
	August 2020 Plan	May 2020 Plan	May 2019 Plan	Total	May 2019 Plan	April 2019 Plan	November 2016 Plan	Total
Balance at beginning of period	$—	$—	$1	$1	$—	$15	$4	$19
Net charges	37	5	—	42	21	—	—	21
Cash payments	(35)	(5)	(1)	(41)	(20)	(14)	—	(34)
Other	—	—	—	—	—	—	(4)	(4)
Balance at end of period	$2	$—	$—	$2	$1	$1	$—	$2

Upon adoption of the new lease accounting standard in the first quarter of fiscal 2020, the remaining lease-related liabilities associated with the November 2016 Plan were recognized as a reduction to the lease right-of-use asset recorded at transition.

13. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 29, 2021	January 24, 2020
Effective tax rates	24.7%	10.2%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. The effective tax rate for the nine months ended January 29, 2021 includes the impact of taxes resulting from the integration of acquired companies. The effective tax rate for the nine months ended January 24, 2020 included the impact of discrete tax benefits for lapses of statute of limitations. The remaining differences in effective tax rates for the first nine months of fiscal 2021 compared to the corresponding period of the prior year are primarily due to certain discrete expenses, including foreign audit results and differences in discrete tax benefits for stock-based compensation.

As of January 29, 2021, we had $224 million of gross unrecognized tax benefits, of which $133 million has been recorded in other long-term liabilities. Inclusive of penalties, interest and certain income tax benefits, $133 million would affect our provision for income taxes if recognized.

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

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Numerator:
Net income	$182	$277	$396	$623
Denominator:
Shares used in basic computation	223	226	222	233
Dilutive impact of employee equity award plans	4	3	3	3
Shares used in diluted computation	227	229	225	236
Net Income per Share:
Basic	$0.82	$1.23	$1.78	$2.67
Diluted	$0.80	$1.21	$1.76	$2.64

No potential shares from outstanding employee awards were excluded from the diluted net income per share calculation for the three months ended January 29, 2021. Five million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the nine months ended January 29, 2021 and three million potential shares were excluded from the calculation for the three and nine months ended January 24, 2020, as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
United States, Canada and Latin America (Americas)	$778	$695	$2,268	$2,101
Europe, Middle East and Africa (EMEA)	474	494	1,279	1,298
Asia Pacific (APAC)	218	215	642	612
Net revenues	$1,470	$1,404	$4,189	$4,011

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $693 million and $620 million during the three months ended January 29, 2021 and January 24, 2020, respectively, and were $2,035 million and $1,897 million during the nine months ended January 29, 2021 and January 24, 2020, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	January 29, 2021	April 24, 2020
U.S.	$1,598	$385
International	2,296	2,497
Total	$3,894	$2,882

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 29, 2021	April 24, 2020
U.S.	$548	$540
International	183	187
Total	$731	$727

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Arrow Electronics, Inc.	24%	25%	24%	25%
Tech Data Corporation	19%	20%	20%	20%

The following customers accounted for 10% or more of accounts receivable in at least one of the periods presented:

	January 29, 2021	April 24, 2020
Arrow Electronics, Inc.	7%	13%
Tech Data Corporation	13%	19%

16. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of January 29, 2021, we had $602 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 29, 2021 and April 24, 2020, such liability amounted to $8 million and $6 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of January 29, 2021, we had $181 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $61 million and $49 million of receivables during the nine months ended January 29, 2021 and January 24, 2020, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of January 29, 2021 and April 24, 2020, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of January 29, 2021, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

On August 14, 2019, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming as defendants NetApp and certain of our executive officers. The complaint alleges that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, by making materially false or misleading statements with respect to our financial guidance for fiscal 2020, as provided on May 22, 2019. Members of the alleged class are purchasers of the Company’s stock between May 22, 2019 and August 1, 2019, the date we provided revised financial guidance for fiscal 2020. The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of the revised guidance on August 1, 2019. On February 1, 2021, the District Court issued an order granting our motion to dismiss plaintiff’s amended class action complaint, and provided plaintiff leave to amend the complaint within 21 days. On February 22, 2021, plaintiff filed a notice of intent not to file a second amended complaint, but reserved his right to appeal the order granting our motion to dismiss. We believe the complaint is without merit and intend to defend the case vigorously.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of January 29, 2021 related to such matters.

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

During the first nine months of fiscal 2021, due to the macroeconomic uncertainty caused by COVID-19, we continue to observe certain customers delay purchases of our products and services, while other customers accelerate or place new orders to address the demands of remote working and digital business, though on a net basis the impact to product revenues was unfavorable. We also continue to experience certain logistical challenges in delivering our products and services to customers in certain regions, and minor supply chain constraints.

We believe our existing balances of cash, cash equivalents and investments, cash generated from operations, and ability to access capital markets and committed lines of credit will be sufficient to satisfy our working capital needs, capital expenditures, dividends, stock repurchases, required debt repayments and other liquidity requirements associated with our operations.

The magnitude and duration of the disruption to our business, and impact to our operational and financial performance, caused by COVID-19 pandemic is uncertain. Refer to Item 1A. – Risk Factors for the significant risks we have identified as a result of the COVID-19 pandemic.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of some of our key financial metrics (in millions, except per share amounts and percentages):

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Net revenues	$1,470	$1,404	$4,189	$4,011
Gross profit	$975	$941	$2,780	$2,682
Gross profit margin percentage	66%	67%	66%	67%
Income from operations	$258	$268	$576	$668
Income from operations as a percentage of net revenues	18%	19%	14%	17%
Net income	$182	$277	$396	$623
Diluted net income per share	$0.80	$1.21	$1.76	$2.64
Net cash provided by operating activities	$373	$420	$774	$677

	January 29, 2021	April 24, 2020
Deferred revenue and financed unearned services revenue	$3,828	$3,698

Stock Repurchase and Dividend Activity

During the third quarter of fiscal 2021, we repurchased 0.8 million shares of our common stock at an average price of $64.78 per share, for an aggregate of $50 million. We also declared aggregate cash dividends of $0.48 per share in that period, for which we paid $107 million. During the first nine months of fiscal 2021, aggregate cash dividends declared totaled $1.44 per share, for which we paid an aggregate of $321 million.

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

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Revenues:
Product	53%	56%	51%	55%
Software maintenance	23	19	22	19
Hardware maintenance and other services	25	25	26	26
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	25	26	25	25
Cost of software maintenance	2	1	2	1
Cost of hardware maintenance and other services	7	6	7	7
Gross profit	66	67	66	67
Operating expenses:
Sales and marketing	30	29	31	30
Research and development	15	15	16	16
General and administrative	4	4	5	5
Restructuring charges	—	—	1	1
Acquisition-related expense	—	—	—	—
Gain on sale or derecognition of assets	—	—	—	(1)
Total operating expenses	49	48	53	50
Income from operations	18	19	14	17
Other income (expense), net	(1)	1	(1)	1
Income before income taxes	17	20	13	17
Provision (benefit) for income taxes	4	—	3	2
Net income	12%	20%	9%	16%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Overview

Net revenues for the third quarter and first nine months of fiscal 2021 were $1,470 million and $4,189 million, respectively, reflecting an increase of $66 million, or 5%, and $178 million, or 4%, respectively, compared to the corresponding periods of the prior year. The growth in net revenues reflects an increase in software maintenance revenues and hardware maintenance and other services revenues, offset by a decrease in product revenues. For the third quarter of fiscal 2021, net revenues benefited by approximately two percentage points from fluctuations in foreign currency exchanges rates. For the first nine months of fiscal 2021, software and hardware maintenance revenues benefited from the extra week in our first quarter of fiscal 2021.

Gross profit as a percentage of net revenues for the third quarter and first nine months of fiscal 2021 decreased by approximately one percentage point each compared to the corresponding periods in fiscal 2020, primarily due to a reduction in gross profit margins on product revenues. Gross profit margins on product revenues decreased by two percentage points and three percentage points in the third quarter and first nine months of fiscal 2021, respectively, compared to the corresponding periods of fiscal 2020 primarily due to a decline in the average selling prices of our products. For the first nine months of fiscal 2021 our gross profit margins on product revenues were also impacted by an increase in average unit materials costs. The decline in gross profit margins on product revenues was partially offset by an increase in software maintenance revenues.

Sales and marketing, research and development, and general and administrative expenses for the third quarter and first nine months of fiscal 2021 totaled $714 million, or 49%, and $2,148 million, or 51% of net revenues, respectively, reflecting an increase of approximately one percentage point in both the third quarter and first nine months of fiscal 2021 compared to the corresponding periods of fiscal 2020.

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Net revenues	$1,470	$1,404	5%	$4,189	$4,011	4%

The increase in net revenues for the third quarter and first nine months of fiscal 2021 compared to the corresponding periods of fiscal 2020 was primarily due to an increase in hardware and software maintenance revenues, which in the first nine months of 2021 benefited from an additional week in that period. Product revenues as a percentage of net revenues decreased by approximately three percentage points and four percentage points in the third quarter and first nine months of fiscal 2021, respectively, compared to the corresponding periods of fiscal 2020. Fluctuations in foreign currency exchange rates benefited third quarter net revenues by approximately two percentage points for fiscal 2021 compared to the corresponding period of fiscal 2020.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
Arrow Electronics, Inc.	24%	25%	24%	25%
Tech Data Corporation	19%	20%	20%	20%

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Product revenues	$775	$787	(2)%	$2,151	$2,202	(2)%

Product revenues are derived through the sale of our data solutions and consist of sales of configured all-flash array and Hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, NetApp HCI, StorageGrid, OEM products and add-on optional software.

Total product revenues decreased in the third quarter and first nine months of fiscal 2021 compared to the corresponding periods of the prior year primarily due to less favorable macroeconomic conditions in the current year, in part due to the economic uncertainty caused by the COVID-19 pandemic. While sales of all-flash array systems increased in the current year, this increase was more than offset by a decline in sales of our other products. Fluctuations in foreign currency exchange rates benefited third quarter product revenues by approximately two percentage points for fiscal 2021 compared to the corresponding period of fiscal 2020.

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

Revenues from the hardware component of product revenues totaled $347 million, representing 45% of product revenues, in the third quarter of fiscal 2021, compared to $412 million, representing 52% of product revenues, in the corresponding period of the prior year. Revenues from the hardware component of product revenues totaled $995 million, representing 46% of product revenues, in the first nine months of fiscal 2021, compared to $1,155 million, representing 52% of product revenues, in the first nine months of fiscal 2020. The software component of product revenues totaled $428 million, representing 55% of product revenues, in the third quarter of fiscal 2021, compared to $375 million, representing 48% of product revenues, in the corresponding period of the prior year. The software component of product revenues totaled $1,156 million, representing 54% of product revenues, in the first nine months of fiscal 2021, compared to $1,047 million, representing 48% of product revenues, in the corresponding period of the prior year. The increase in the software component percentage of product revenues in the third quarter and first nine months of fiscal 2021 is primarily due to a higher mix of all-flash array systems revenues, which contain a higher proportion of software components than other products.

Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Software maintenance revenues	$334	$263	27%	$938	$767	22%

Software maintenance revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The growth in software maintenance revenues reflects higher Public Cloud Services revenue and the higher aggregate contract value of the installed base under software maintenance contracts, which is recognized as revenue ratably over the terms of the underlying contracts. Software maintenance revenues in the third quarter and first nine months of fiscal 2021 benefited from the continued growth in all-flash array product sales, as all flash systems carry a higher support dollar content than our other products. Software maintenance revenues in the first nine months of fiscal 2021 were favorably impacted by the additional week of deferred revenue amortization in that period, which contributed approximately $20 million of additional revenues.

Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Hardware maintenance and other services revenues	$361	$354	2%	$1,100	$1,042	6%

Hardware maintenance and other services revenues include hardware maintenance, professional services, and educational and training services revenues.

Hardware maintenance contract revenues were flat at $293 million in the third quarter of each fiscal 2021 and fiscal 2020, while they were $896 million for the first nine months of fiscal 2021, compared to $863 million for the corresponding period of fiscal 2020, reflecting an increase of 4%. The increase in the first nine months of fiscal 2021 is partially due to the additional week in that period which contributed approximately $20 million of additional revenues.

Professional services and educational and training services revenues were $68 million and $204 million, respectively, for the third quarter and first nine months of fiscal 2021, compared to $61 million and $179 million, respectively, for the corresponding periods of the prior year. The increase in the first nine months of fiscal 2021 is partially due to the additional week in that period.

Revenues by Geographic Area:

	Three Months Ended		Nine Months Ended
	January 29, 2021	January 24, 2020	January 29, 2021	January 24, 2020
United States, Canada and Latin America (Americas)	53%	50%	54%	52%
Europe, Middle East and Africa (EMEA)	32%	35%	31%	32%
Asia Pacific (APAC)	15%	15%	15%	15%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Demand across geographies was relatively consistent in the third quarter and first nine months of fiscal 2021 as compared to the corresponding periods of the prior year.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Cost of product revenues	$369	$360	3%	$1,045	$1,013	3%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2021 to Fiscal 2020	Fiscal 2021 to Fiscal 2020
Materials costs	4	6
Excess and obsolete inventory	(2)	(2)
Warranty	(1)	(1)
Other	2	—
Total change	3	3

Cost of product revenues represented 48% and 49% of product revenues for the third quarter and first nine months of fiscal 2021, respectively, compared to 46% for each of the corresponding periods of fiscal 2020. Materials costs represented 89% of product costs for each of the third quarter and first nine months of fiscal 2021, compared to 87% and 85% in the corresponding periods of fiscal 2020.

Materials costs increased by approximately $15 million and $62 million in the third quarter and first nine months of fiscal 2021, respectively, compared to the corresponding periods of the prior year. The trend in product mix toward all flash-array systems, which carry higher materials costs than hybrid systems, was the primary driver of these increases. The average unit materials cost of all flash-array systems also increased in the first nine months of fiscal 2021 compared to the corresponding period of fiscal 2020, due to an increase in the price of certain product components, which adversely impacted product margins. Excess and obsolete inventory reserves and warranty expenses were lower in the third quarter and first nine months of fiscal 2021 compared to the corresponding periods of fiscal 2020.

In addition to the increase in average unit materials costs of all flash-array systems described above, product margins were also adversely impacted in the third quarter and first nine months of fiscal 2021 by a decrease in the average selling prices of most of our products.

Cost of Software Maintenance Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Cost of software maintenance revenues	$28	$12	133%	$67	$33	103%

Cost of software maintenance revenues increased in the third quarter and first nine months of fiscal 2021 compared to the corresponding periods of fiscal 2020, reflecting the increase in Public Cloud Services revenue and an increase in amortization expense for acquired developed technology. Cost of software maintenance revenues represented 8% and 7% of software maintenance revenues, respectively, for the third quarter and first nine months of fiscal 2021, and 5% and 4%, respectively, for the corresponding periods of fiscal 2020.

Cost of Hardware Maintenance and Other Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Cost of hardware maintenance and other services revenues	$98	$91	8%	$297	$283	5%

Cost of hardware maintenance and other services revenues increased in the third quarter and first nine months of fiscal 2021 compared to the corresponding periods of fiscal 2020, in line with the increase in hardware maintenance and other services revenues. Costs represented 27% of hardware maintenance and other services revenues in both the third quarter and first nine months of fiscal 2021, compared to 26% and 27%, respectively, in the corresponding periods of fiscal 2020.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $64 million, or 17%, in the third quarter of fiscal 2021 compared to the corresponding period of the prior year, primarily reflecting higher incentive compensation expense and a 2% increase in average headcount.

Total compensation costs included in operating expenses increased $165 million, or 15% in the first nine months of fiscal 2021, compared to the corresponding period of the prior year, reflecting an increase in average headcount of 4%, higher incentive compensation expense, and the impact of one additional week in the first quarter of fiscal 2021.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Sales and marketing expenses	$436	$402	8%	$1,297	$1,196	8%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, allocated facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. Changes in sales and marketing expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2021 to Fiscal 2020	Fiscal 2021 to Fiscal 2020
Compensation costs	10	9
Commissions	1	3
Advertising and marketing promotional expense	1	1
Travel and entertainment	(4)	(4)
Other	—	(1)
Total change	8	8

The increase in compensation costs for the third quarter and first nine months of fiscal 2021 reflected an increase in average headcount of 7% each, compared to the corresponding periods of the prior year, with this expansion of our sales and marketing teams supporting our ability to execute on key market opportunities. Compensation costs for the nine months of fiscal 2021 also reflected the impact of one additional week in the first quarter.

The increase in commissions expense for the third quarter and first nine months of fiscal 2021 is primarily due to higher performance against sales goals than in the corresponding periods of fiscal year 2020. Advertising and marketing promotional expense increased in the third quarter of fiscal 2021 compared to the corresponding period of the prior year, primarily due to higher spending levels on certain projects. Travel and entertainment spend decreased significantly due to the ongoing COVID-19 pandemic.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Research and development expenses	$215	$211	2%	$660	$635	4%

Research and development expenses consist primarily of compensation costs, allocated facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2021 to Fiscal 2020	Fiscal 2021 to Fiscal 2020
Compensation costs	7	7
Development projects and outside services	(2)	(1)
Facilities and IT support costs	(2)	(1)
Travel and entertainment	(1)	(1)
Total change	2	4

The increase in compensation costs for the third quarter and first nine months of fiscal 2021 compared to the corresponding periods in the prior year was primarily due to higher incentive compensation expense as a result of stronger company achievement against financial targets. Compensation costs for the first nine months of fiscal 2021 also reflected the impact of one additional week in the first quarter. The decrease in development projects and outside services were primarily due to the lower spending on certain engineering projects. The decrease in facilities and IT support costs were primarily due to cost containment efforts, and lower travel and entertainment expense was due to the impact of the ongoing COVID-19 pandemic.

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
General and administrative expenses	$63	$60	5%	$191	$200	(5)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and allocated facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2021 to Fiscal 2020	Fiscal 2021 to Fiscal 2020
Compensation costs	13	7
Professional and legal fees and outside services	(12)	(15)
Litigation settlement	—	3
Facilities and IT support costs	2	1
Other	2	(1)
Total change	5	(5)

The increase in compensation costs in the third quarter and first nine months of fiscal 2021 compared to the corresponding periods of the prior year was primarily due to higher incentive compensation expense as a result of stronger company achievement against financial targets. The decrease in professional and legal fees and outside services expense in the third quarter and first nine months of fiscal 2021 was primarily due to lower spending on business transformation projects in the current year. The increase in facilities and IT support costs was primarily due to higher spending levels on IT projects. During the second quarter of fiscal 2021, we incurred a litigation settlement charge of approximately $5 million that was included in general and administrative expenses in our condensed consolidated statements of operations.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Restructuring charges	$—	$—	NM	$42	$21	100%

NM – Not Meaningful

In the second quarter of fiscal 2021, we announced a restructuring plan (the August 2020 Plan) to optimize our business and fund our biggest opportunities, which included a reduction in our global workforce of approximately 5%. Charges related to the plan consisted primarily of employee severance-related costs. We completed substantially all activities under the plan by the end of the third quarter fiscal 2021. See Note 12 – Restructuring Charges of the Notes to Condensed Consolidated Financial Statements for more details.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Acquisition-related expense	$3	—	NM	$14	$—	NM

NM – Not Meaningful

In the first nine months of fiscal 2021, we incurred $14 million of acquisition-related costs, primarily legal and consulting fees associated with our acquisition and subsequent integration of Spot Inc.

Gain on sale or derecognition of assets (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Gain on sale or derecognition of assets	$—	$—	NM	$—	$(38)	NM

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

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Interest income	$2	$10	(80)%	$7	$41	(83)%
Interest expense	(19)	(14)	36%	(55)	(41)	34%
Other income (expense), net	6	12	(50)%	(2)	26	(108)%
Total	$(11)	$8	(238)%	$(50)	$26	(292)%

Interest income decreased in the third quarter and first nine months of fiscal 2021 compared to the corresponding periods of the prior year due to both a reduction in the size of our investment portfolio and lower yields earned on the investments.

Interest expense increased in the third quarter and first nine months of fiscal 2021 compared to the corresponding periods of the prior year, as we issued Senior Notes in aggregate principal amount of $2.0 billion in the first quarter of fiscal 2021. The impact from the issuance of these Senior Notes was partially offset by the extinguishment of our Senior Notes due June 2021 in the first quarter of fiscal 2021, and a lower average outstanding commercial paper balance during fiscal 2021.

In the first nine months of fiscal 2021, Other income (expense), net includes a $6 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $8 million. This benefit was more than offset in the first nine months period by a $14 million loss recognized from the extinguishment of our Senior Notes due June 2021 in the first quarter of fiscal 2021. Other income (expense), net for the first nine months of fiscal 2020 includes a $14 million gain we realized on the sale of available-for-sale debt securities during that period. The remaining fluctuations in other income (expense), net are primarily due to foreign exchange gains and losses.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 29, 2021	January 24, 2020	% Change	January 29, 2021	January 24, 2020	% Change
Provision (benefit) for income taxes	$65	$(1)	NM	$130	$71	83%

NM – Not Meaningful

Our effective tax rate for the third quarter of fiscal 2021 was 26.3% compared to (0.4)% for the third quarter of fiscal 2020. Our effective tax rate for the first nine months of fiscal 2021 was 24.7% compared to 10.2% for the corresponding period of fiscal 2020. Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rates for the third quarter and first nine months of fiscal 2021 increased compared to the corresponding periods of the prior year primarily due to the impact of taxes resulting from the integration of acquired companies. Additionally, the corresponding prior periods included discrete benefits for lapses in statutes of limitations. The remaining differences in effective tax rates for the third quarter of fiscal 2021 compared to the corresponding period of the prior year are primarily due to differences in discrete tax benefits/expenses for stock-based compensation.  The remaining differences in effective tax rates for the first nine months of fiscal 2021 compared to the corresponding period of the prior year are primarily due to certain discrete expenses, including foreign audit results and differences in discrete tax benefits for stock-based compensation.

As of January 29, 2021, we had $224 million of gross unrecognized tax benefits, of which $133 million has been recorded in other long-term liabilities. Inclusive of penalties, interest and certain income tax benefits, $133 million would affect our provision for income taxes if recognized.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	January 29, 2021	April 24, 2020
Cash, cash equivalents and short-term investments	$3,894	$2,882
Principal amount of debt	$2,650	$1,673

The following is a summary of our cash flow activities:

	Nine Months Ended
(In millions)	January 29, 2021	January 24, 2020
Net cash provided by operating activities	$774	$677
Net cash (used in) provided by investing activities	(320)	1,227
Net cash provided by (used in) financing activities	624	(1,520)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	70	(4)
Net increase in cash, cash equivalents and restricted cash	$1,148	$380
Cash Flows

As of January 29, 2021, our cash, cash equivalents and short-term investments were $3.9 billion, an increase of $1.0 billion from April 24, 2020. The increase was primarily due to $2.0 billion of net proceeds from the issuance of Senior Notes and $774 million of cash provided by operating activities, partially offset by $513 million used for the extinguishment of our Senior Notes due June 2021, $420 million used for the net repayment of commercial paper notes with original maturities of three months or less, $350 million used for the acquisitions of two privately-held companies, $321 million used for the payment of dividends, and $124 million in purchases of property and equipment. Working capital increased by $1.4 billion to $2.1 billion as of January 29, 2021 compared to April 24, 2020 primarily due to the increases in cash, cash equivalents and short-term investments discussed above, and the net repayment of commercial paper notes.

Cash Flows from Operating Activities

During the first nine months of fiscal 2021, we generated cash from operating activities of $774 million, reflecting net income of $396 million, adjusted by non-cash depreciation and amortization of $159 million and stock-based compensation of $149 million, compared to $677 million of cash generated from operating activities during the first nine months of fiscal 2020.

Changes in assets and liabilities in the first nine months of fiscal 2021 included the following:

•	Accounts receivable decreased $208 million, reflecting more favorable shipping linearity for the third quarter of fiscal 2021 compared to the fourth quarter of fiscal 2020.
•	Accounts payable decreased by $92 million, reflecting the timing of purchases from, and payments to, our contract manufacturers.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the first nine months of fiscal 2021, we generated $140 million from maturities and sales of investments, net of purchases, and paid $124 million for capital expenditures, while during the first nine months of fiscal 2020, we generated $1.3 billion from maturities and sales of investments, net of purchases, and paid $100 million for capital expenditures. Additionally, during the first nine months of fiscal 2021, we paid $350 million, net of cash acquired for two privately-held companies, as compared to $56 million, net of cash acquired that we paid in the first nine months of fiscal 2020 for a privately-held company. Additionally, during the first nine months of fiscal 2020, we received $96 million for the sale of land in Sunnyvale, California.

Cash Flows from Financing Activities

During the first nine months of fiscal 2021, cash flows provided by financing activities totaled $624 million, primarily due to net cash proceeds of $2.0 billion from the issuance of Senior Notes, partially offset by the use of $513 million for the extinguishment of our Senior Notes due June 2021, $420 million for the net repayment of commercial paper notes with original maturities of three months or less, $321 million for the payment of dividends, $176 million for the repayment of commercial paper notes with original maturities of greater than three months, and $50 million for the repurchase of 1 million shares of common stock. During the first nine months of fiscal 2020, we used $1.3 billion for the repurchase of 22 million shares of common stock, $334 million for the payment of dividends, and $400 million for the repayment of our Senior Notes due September 2019, partially offset by $443 million in net proceeds from the issuance of commercial paper notes with original maturities of three months or less.

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

Liquidity

Our principal sources of liquidity as of January 29, 2021 consisted of cash and cash equivalents, short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	January 29, 2021	April 24, 2020
Cash and cash equivalents	$3,808	$2,658
Short-term investments	86	224
Total	$3,894	$2,882

As of January 29, 2021 and April 24, 2020, $2.3 billion and $2.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.6 billion and $0.4 billion, respectively, were available in the U.S. The Tax Cuts and Jobs Act (“TCJA”) imposed a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the recognition of the impacts of the TCJA, we have reviewed our projected global cash requirements and have determined that certain historical and future foreign earnings will no longer be indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 29, 2021.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 29, 2021 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of January 29, 2021.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of January 29, 2021, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2021 to be between $25 million and $50 million.

Dividends and Stock Repurchase Program

On February 19, 2021, we declared a cash dividend of $0.48 per share of common stock, payable on April 28, 2021 to holders of record as of the close of business on April 9, 2021.

As of January 29, 2021, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 29, 2021, we repurchased a total of 339 million shares of our common stock at an average price of $38.92 per share, for an aggregate purchase price of $13.2 billion. As of January 29, 2021, the remaining authorized amount for stock repurchases under this program was $0.4 billion.

During the first quarter of fiscal 2021, we announced the suspension of our stock repurchases to strengthen our liquidity position given the uncertainty surrounding the overall impact of the ongoing COVID-19 pandemic. We reinitiated our stock repurchase program during the third quarter of fiscal 2021.

Contractual Obligations

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to our third-party contract manufacturers to manage lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of January 29, 2021, we had $602 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and construction related obligations associated with our ordinary course of business for which we have not received goods or services. As of January 29, 2021, we had $181 million in other purchase obligations.

Unrecognized Tax Benefits

As of January 29, 2021, our liability for uncertain tax positions was $133 million, including interest, penalties and certain income tax benefits. Due to uncertainties regarding tax audits and their possible outcomes, we are unable to make reasonably reliable estimates of the period of cash settlement with the taxing authorities.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $61 million and $49 million of receivables during the first nine months of fiscal 2021 and fiscal 2020, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of January 29, 2021 and April 24, 2020, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of January 29, 2021, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of January 29, 2021, we had fixed income debt investments of $86 million. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of January 29, 2021 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $0.4 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of January 29, 2021, we have outstanding $2.7 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 29, 2021, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 29, 2021, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the third quarter of fiscal 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Such risks have subjected us, and could in the future subject us, to supply constraints, price increases and minimum purchase requirements and our business, operating results and financial condition could be harmed. For example, the current global shortage of semiconductors could reduce our flexibility to react to product mix changes and un-forecasted orders. The risks associated with our outsourced manufacturing model are particularly acute when we transition products to new facilities or manufacturers, introduce and increase volumes of new products or qualify new contract manufacturers or suppliers, at which times our ability to manage the relationships among us, our manufacturing partners and our component suppliers, becomes critical. New manufacturers, products, components or facilities create increased costs and risk that we will fail to deliver high quality products in the required volumes to our customers. Any failure of a manufacturer or component supplier to meet our quality, quantity or delivery requirements in a cost-effective manner will harm our business, operating results and customer relationships.

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

As of January 29, 2021, we had $2.7 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2022, 2024, 2025, 2027 and 2030. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results and financial condition will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase. Significant volatility in capital markets caused by the COVID-19 pandemic has recently heightened these risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 29, 2021:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 31, 2020 - November 27, 2020	—	$—	338,297	$477
November 28, 2020 - December 25, 2020	263	$63.34	338,560	$461
December 26, 2020 - January 29, 2021	509	$65.52	339,069	$427
Total	772	$64.78

In May 2003, our Board of Directors approved a stock repurchase program. As of January 29, 2021, our Board of Directors has authorized the repurchase of up to $13.6 billion of our common stock. Since inception of the program through January 29, 2021, we repurchased a total of 339 million shares of our common stock for an aggregate purchase price of $13.2 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended for the first half of fiscal 2021 due to the economic impact of the COVID-19 pandemic. We reinitiated our stock repurchase program in the third quarter of fiscal 2021.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1	Senior Executive Employment Contract by and between NetApp Sales Spain S.L., a subsidiary of the Company, and Cesar Cernuda, effective January 1, 2021	—	—	—	—

10.2	Amended and Restated Credit Agreement, dated as of January 22, 2021, by and among NetApp, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-27130	10.1	January 22, 2021

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President and Chief Financial Officer

Date: March 1, 2021