Form 10-K
period 2021-04-30
NetApp, Inc.
filed 2021-06-21
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-27130

NetApp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0307520
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3060 Olsen Drive,

San Jose, California 95128

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,651,372,914 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On June 2, 2021, 223,217,394 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2021.

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

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•	the impacts of the global COVID-19 pandemic and uneven recovery on our business operations, financial condition, results of operations or cash flows;
•	the overall growth, structure and changes in the networked storage market;
•	our ability to expand our total available market and grow our portfolio of products and solutions;
•	our ability to introduce new and differentiated products, solutions and services without disruption;
•	our ability to successfully execute new business models;
•	our ability to successfully execute on our Data Fabric strategy to generate profitable growth and stockholder return;
•	general global political, macroeconomic, social, health and market conditions;
•	our ability to accurately forecast demand for our products, solutions and services, and future financial performance;
•	our ability to successfully manage our backlog;
•	disruptions in our supply chain, which could limit our ability to ship products to our customers in the amounts and at the prices forecasted;
•	our ability to maintain our customer, partner, supplier and contract manufacturer relationships on favorable terms and conditions;
•	our ability to maintain our gross profit margins;
•	our ability to timely and successfully introduce and increase volumes of new products and services and to forecast demand and pricing for the same;

•	changes in U.S. government spending;
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

PART I

Item 1.  Business

Overview

NetApp, Inc. (NetApp, we, or us) is a global cloud-led, data-centric software company, building on a rich history of software innovation. We bring enterprise-grade data services to the leading clouds, and the simple flexibility of cloud into the data center. We help organizations run large and demanding workloads on the public cloud and in hybrid cloud environments with industry-leading solutions that work across diverse environments and the leading public clouds. We empower organizations to lead with data in the age of accelerated digital transformation. We were incorporated in 1992 and are headquartered in San Jose, California. In a world where technology is pervasive and changing expectations, digital transformation tops the strategic agenda in most organizations. To successfully transform, data must become the lifeblood of an organization, accelerating efforts to create new customer experiences and seize opportunities for innovation, while at the same time, optimizing operations for cost, scale, speed, and agility. Digital transformations are driving IT organizations to future-proof on-premises investments for a cloud-next world, move enterprise workloads to the cloud, and continually pursue the promise of cloud-native innovation. Meeting these requirements means transforming IT to take control and thrive in a multi-cloud world. This puts IT leaders under pressure to harness today’s wealth of data and leverage technology to create value across the entire organization.

Our strategy is to apply our rich data-centric software innovation to enable customers to thrive in a hybrid cloud world and build data fabrics to accelerate data-driven digital transformations. A data fabric simplifies the integration and orchestration of data services across clouds and on-premises to accelerate digital transformation. We help organizations to get the most out of their cloud experience – whether public, private or hybrid – by enabling IT to discover, integrate, automate, optimize, protect, and secure data and applications. NetApp delivers the full range of capabilities organizations need for their data fabrics, enabling the business to deliver the data and applications to the right place at the right time with the right capabilities to fuel innovation.

Product, Solutions and Services Portfolio

NetApp provides software, systems and cloud services that allow organizations to run their applications from the data center to the cloud, whether they are developing in the cloud, moving to the cloud, or creating their own cloudlike experiences on-premises.

Public Cloud Services

NetApp's public cloud services (formerly referred to as “Cloud Data Services”) are delivered as cloud-based software and as Software-as-a-Service (SaaS). Our portfolio of enterprise-class solutions and services enables customers to fully control and manage storage systems in the cloud, consume high-performance storage services for primary workloads, and optimize cloud environments for cost and efficiency. These solutions and services are generally available on the leading public clouds, including Microsoft Azure, Google Cloud Platform and Amazon Web Services (AWS).

The public cloud services portfolio can be categorized into four solution areas:

•	Cloud Storage – Software and services available for the management of storage in the public clouds.
•	Cloud Controls – A centralized control plane to automate, monitor, orchestrate, manage, and optimize applications, services, and data in the cloud and hybrid-cloud environments.
•	Cloud Services and Analytics – SaaS services that help protect, leverage, and optimize customer investments in the cloud.
•

Cloud Optimization – Services that automate and continuously optimize cloud compute infrastructure, helping companies reduce their compute costs while ensuring scalability and availability, as well as offerings that provide managed virtual desktop services.

Cloud Storage

NetApp Cloud Volumes delivers cloud storage as customer-managed software or as a fully managed service, enabling customers to choose whether to fully control and manage their own storage systems in the cloud or simply select their performance levels, service level agreements (SLAs), and service level objectives (SLOs).

Customers benefit from the ability to migrate data to the cloud securely and efficiently with built-in data transport features and services for existing NetApp or third-party storage and can choose where to deploy primary workloads without having to re-architect the applications or databases. These cloud storage offerings are available on the major cloud providers, including Microsoft (Azure NetApp Files), Google (Cloud Volumes Service for Google Cloud), and Amazon (Cloud Volumes Service for AWS). For those customers who wish to manage their own cloud storage implementation, we offer Cloud Volumes ONTAP, a cloud-based data management service built on NetApp ONTAP storage software.

Cloud Controls

NetApp Cloud Manager provides IT experts and cloud architects with a centralized control plane to manage, monitor, and automate data in hybrid-cloud environments, delivering an integrated experience of NetApp's Cloud Solutions and Services.

NetApp Virtual Desktop Service (VDS) enables organizations to deploy, manage, and optimize virtual desktop environments through a SaaS-delivered global control plane for virtual desktop management that functions as an extension of their cloud environment.

Cloud Services and Analytics

NetApp Cloud Insights is an infrastructure monitoring tool that gives organizations visibility into their entire infrastructure with the ability to monitor, troubleshoot, and optimize cost across all resources, including public clouds and private data centers.

NetApp Cloud Sync delivers simple, rapid, and continuous data migration and synchronization service for file systems with any cloud or on-premises target.

NetApp Cloud Compliance, driven by artificial intelligence algorithms with automated controls for data privacy regulations such as the General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and more, enables organizations to get their business application data, on-premises data, and cloud environments privacy-ready.

NetApp Cloud Tiering service allows customers to retain on-premises, high-performance All-Flash FAS (AFF) and FAS Solid-State Disk (SSD) storage and combine it with the benefits of cloud economics. By leveraging the low costs of Azure Blob and Amazon S3 object storage for cold data, organizations can optimize their investments.

NetApp SaaS Backup service is a secure, encrypted cloud-native offering that safeguards business-critical Microsoft Office 365 data from corruption, malicious or accidental deletion via a backup and restore offering.

NetApp Cloud Backup delivers seamless and cost-effective backup and restore capabilities for protecting and archiving cloud and on-premises ONTAP data.

NetApp Global File Cache is a software-based solution that delivers fast and secure access to data for users by caching active data sets to distributed offices globally.

Cloud Optimization

Spot by NetApp offers a portfolio of compute and storage services that monitor and analyze applications' needs and automatically optimize cloud resources to meet those needs. These cloud operations services help drive cloud resource optimization in real-time for both compute and storage, offering significant operational savings while maintaining SLAs and SLOs.

Spot Cloud Analyzer by NetApp is a cloud management and optimization dashboard. It provides a gateway to other tools that optimize cloud spending, including tracking and monitoring of cloud expenses, identifying waste and potential optimization points, and providing executable action items.

Spot Eco by NetApp automates reserved instance lifecycle management. By providing comprehensive lifecycle management, Eco is a flexible reserved capacity management service that allows users to plan, buy, and sell reserved instances.

Spot Ocean by NetApp provides automation for cloud infrastructure containers. It continuously analyzes how containers are using infrastructure and automatically scales compute resources to maximize utilization and availability.

Spot Wave by NetApp allows organizations to automate infrastructure provisioning, management, and scaling for big data cloud environments. Wave simplifies, automates, and optimizes cloud infrastructure for Apache Spark running on Kubernetes.

Spot Elastigroup by NetApp simplifies and automates cloud infrastructure for scale-out applications running in Microsoft Azure, Google Cloud Platform and Amazon AWS, freeing operations teams from infrastructure management burdens. It continuously analyzes resource usage and provides autoscaling groups that optimize compute resources to ensure availability and meet resource demands using the lowest-cost compute options.

NetApp Virtual Desktop Managed Service (VDMS) provides turnkey virtual desktops as a managed service for the expanding enterprise. VDMS integrates a complete Desktop-as-a-Service (DaaS) solution with our data services infrastructure for a simple per-user monthly fee.

Hybrid Cloud Solutions

NetApp Hybrid Cloud Solutions are a portfolio of offerings that deliver on-premises, private cloud, and hybrid cloud services, designed to operate with public cloud data services (e.g., Microsoft Azure, Google Cloud Platform, AWS) through a simplified customer experience.

Our hybrid cloud solutions enable customers to modernize their IT architectures with cloud-connected storage offerings (flash and disk) to free the resources necessary to fund business transformation. Additionally, they help organizations simplify and automate virtualized workloads, accelerate the DevOps journey and build service provider-like infrastructure.

ONTAP is the foundational software underpinning most of NetApp's storage solutions, as well as NetApp’s cloud storage solutions. With ONTAP 9, customers can connect their on-premises NetApp infrastructure to multiple public clouds, creating a Data Fabric. ONTAP 9 provides flexibility to design and deploy a storage environment across the broadest range of architectures - engineered systems, software-defined storage (SDS), and the cloud – while unifying data management across all of them, as well as SAN and NAS environments.

With ONTAP, customers get a comprehensive, industry-leading portfolio of storage efficiency capabilities. Inline data compression, deduplication, and compaction work together to reduce storage costs and maximize the amount of data stored. Customers can multiply savings with space-efficient NetApp Snapshot™ copies, thin provisioning, replication, and cloning technologies.

The hybrid cloud solutions portfolio can be categorized into three solutions areas:

•

Data Storage – Data storage devices and solutions ensure that customer data remain secure and accessible no matter what type of physical media the data are stored on, or what format, either file, block or object, or a mixture of each.

•	Data Protection – Data protection is the safeguarding of important information from corruption, compromise, or loss.
•

Data Management – Data management is the software or operating systems that process the data stored and managed. Data Management includes acquiring, validating, storing, protecting, and processing organizational data to ensure the accessibility, reliability, and timeliness of the data to users and/or processes.

Data Storage

NetApp All-Flash FAS (AFF) series is a scale-out platform built for virtualized environments, combining low-latency performance via flash memory (also known as a solid-state storage disk) with best-in-class data management, built-in efficiencies, integrated data protection, multiprotocol support, and nondisruptive operations; cloud and on-premises. AFF, powered by ONTAP, allows customers to connect to clouds for more data services, data tiering, caching, and disaster recovery. The AFF Series has a portfolio of products designed for multiple markets and price/performance considerations, from smaller channel commercial market offerings to large-scale, global enterprises.

NetApp Fabric Attached Storage (FAS) series are high-volume unstructured, high-capacity data storage devices powered by NetApp ONTAP. NetApp FAS Storage Arrays provide customers with a balance of performance and capacity running either disk drives, hybrid-flash or newer, cost-efficient flash memory known as Quad-level cell (QLC). QLC based systems (FAS500f) are designed for a balanced ratio of capacity and performance. FAS systems cost-effectively deliver data protection, security, and scalability.

NetApp FlexPod is a converged infrastructure solution. It combines servers (compute), storage resources, and the network fabric to create an agile, efficient, and scalable platform for hosting applications. Using Cisco Validated Design methodologies, the FlexPod platform is a portfolio of pre-validated designs used to meet the challenges of simplifying deployments for best-in-class data center architectures based on the Cisco Unified Computing System and NetApp data storage solutions.

NetApp E/EF series is built for dedicated, high-bandwidth applications that need simple, fast SAN storage with enterprise-grade reliability. The E-Series is available as a hybrid-flash platform, while the EF-Series is all-flash. Running on the SANtricity storage operating system, the E/EF-Series storage appliances are designed for performance-sensitive workloads like real-time analytics, HPC, and databases.

NetApp StorageGRID is a software-defined object storage solution for large archives, media repositories, and web data stores. Using the industry-standard object APIs like the Amazon Simple Storage Service (S3), the StorageGRID solution, running on the ElementOS data management storage operating system, is provided both as a NetApp-branded storage solution and as a software-defined solution on third-party hardware.

NetApp SolidFire is a scale-out, all-flash storage platform designed for large-scale infrastructure. It is primarily positioned for private cloud solutions. SolidFire, running on the ElementOS data management storage operating system, allows customers to manage storage performance independent of capabilities and guarantee performance to thousands of applications within a single storage platform.

NetApp HCI, powered by the ElementOS data management storage operating system, allows independent scaling of compute and storage, adapting to workloads with consistent performance. Organizations can consolidate workloads and reduce costs with unified data orchestration and integration across public, private, and on-premises environments.

Data Protection

NetApp SnapCenter Backup Management software is designed to deliver high-performance backup and recovery for database and application workloads hosted on ONTAP storage. This software simplifies backup, restore, and clone lifecycle management with a unified, scalable platform for application-consistent data protection and application-integrated workflows. Leveraging storage-based data management, SnapCenter provides increased performance and availability and reduced testing and development times.

NetApp SnapMirror Data Replication software is a cost-effective, easy-to-use unified replication solution, replicating data at high speeds across the Data Fabric. SnapMirror delivers robust data management capabilities for virtualization, protecting critical data while providing the flexibility to move data between locations and storage tiers, including cloud service providers.

NetApp SnapLock Data Compliance software delivers high-performance disk-based data permanence for HDD and SSD deployments. SnapLock helps provide data integrity and retention, enabling electronic records to be both unalterable and rapidly accessible.

NetApp Data Availability Services simplify the protection and management of NetApp ONTAP data from primary to secondary to cloud S3 storage. Simplified orchestration improves the performance of backup workflows when protecting large numbers of volumes, thereby increasing productivity, reducing cost, and providing rapid time to business insight.

Data Management

NetApp ONTAP Storage Management System is the foundation of NetApp's hybrid cloud and public cloud storage solutions. ONTAP 9 can be deployed on AFF, FAS and/or FlexPod systems. ONTAP 9 provides flexibility to design and deploy a storage environment across the broadest range of architectures - engineered systems, software-defined storage, and the cloud - while unifying data management across all of them, as well as NAS, SAN, and Object environments.

NetApp ElementOS software delivers agility through scale-out flexibility, predictable performance, and automation integrations so organizations can build clouds to accelerate new services. Integrated into the NetApp Data Fabric, ElementOS software enables innovative architectures with flexible scale for our customers' private clouds.

NetApp SANtricity software is the data management software that powers and administers the NetApp E/EF Series storage arrays. SANtricity software offers industry-leading performance, reliability, and ease of use. These capabilities mean that storage administrators can make configuration changes, perform maintenance, and expand storage capacity without disrupting I/O to attached hosts.

NetApp Active IQ Digital Advisor uses artificial intelligence to provide insights, guidance, and actions, so customers can readily improve storage system availability, security, and performance. This predictive analytics and support solution continuously assesses telemetry data, drawing on trillions of real-time and historical diagnostic records and known risk signatures to spot potential problems before they have a business impact. Active IQ can also look across the community to identify trends and suggest ways to enhance infrastructure security and efficiency.

OnCommand Insight enables organizations to simplify operational management of complex private and hybrid cloud and virtual IT environments. Insight is a single solution to enable cross-domain, multi-vendor resource management and analysis across networks, storage, and servers in physical and virtual environments.

OnCommand Workflow Automation (WFA) is a software solution that delivers on the Data Fabric vision. It helps automate storage management tasks, such as provisioning, migration, decommissioning, and cloning storage. WFA enables users to build workflows to complete tasks specified by their processes.

Containers / Kubernetes Solutions

NetApp Astra is a fully managed application-aware data management service built for Kubernetes workloads. Astra allows organizations to protect, recover, and move applications deployed on Kubernetes with no software to download, install, manage, or upgrade.

With Astra, NetApp extends its industry-leading data management services into the Kubernetes ecosystem. Astra helps organizations manage cloud-native applications and legacy workloads with critical capabilities, including data protection, disaster/data recovery with remote backups, simplified application portability, and migration with active clones. Entire applications, along with their data, can be moved from one Kubernetes cluster to another, no matter where the clusters are located.

NetApp Subscriptions and Licensing (Keystone)

NetApp Keystone provides a portfolio of payment solutions and storage-as-a-service offerings for hybrid cloud environments to deliver greater agility, financial flexibility, and reduced financial risk to help companies meet their business outcomes and reduce and or defer payment.

Keystone simplifies the business of hybrid cloud data services. It provides flexible cloud consumption models that simplify how to buy, consume and operate NetApp capabilities.

For IT organizations that want cloud-like experiences in their own data center, NetApp Keystone subscription services offer a public cloud-like experience based on performance tier and storage service type –block, file, or object, available as customer-managed solution or NetApp-managed solution. For IT organizations that want to continue to buy capital infrastructure and capital equipment, Keystone offers a radically simplified experience. Our combination of efficiency, performance and availability guarantees helps IT organizations protect their storage investment.

Professional and Support Services

NetApp and our partners' services teams offer assessment, design, and implementation services that help customers optimize their on-premises, private cloud, hybrid cloud, and/or public cloud IT environments.

NetApp strategic consulting services provide executive-level, high-touch consulting services to help organizations facilitate the alignment of their business and technology goals. Our proven expertise can help organizations define a long-term data fabric strategy and operations model for their enterprise and execute IT initiatives to drive digital transformation.

NetApp's Professional Services team helps organizations mitigate risk and streamline solution design, deployment, migration, and integration—on-premises, in private and hybrid clouds, as well as in the public clouds — to bring the benefits of new technology to their businesses faster. Highly skilled services experts can deliver a secure, optimized environment that provides the consistent, high-quality outcomes one expects from the start.

NetApp Managed Services help optimize performance and efficiency in your hybrid cloud and on-premises environments. These NetApp experts manage the infrastructure using our proven methodology and best practices, freeing the organization's IT staff to focus on enabling the IT transformation required to move the business forward.

The NetApp Global Support organization supplies systems, processes, and people wherever needed to provide continuous operation in complex and critical environments. Our services offer IT organizations the right expertise to envision, deploy, and operate data management solutions, accelerate innovation, and increase lifetime solution value.

Sales, Principal Markets, and Distribution Channels

We market and sell our products and services in numerous countries throughout the world. Our sales efforts are organized around the evolving needs of our customers, and our marketing initiatives reflect this focus. NetApp uses a multichannel distribution strategy. We sell our products, solutions and services to end-user business customers and service providers through a direct sales force and an ecosystem of partners. Our marketing is focused on building our brand reputation, creating market awareness, communicating customer advantages and generating demand for our sales force and channel partners.

Our diversified customer base spans industry segments and vertical markets such as energy, financial services, government, technology, internet, life sciences, healthcare services, manufacturing, media, entertainment, animation, video postproduction and telecommunications. NetApp focuses primarily on the cloud-data services, hybrid cloud, and storage markets. We design our products to meet the needs of our broad customer base – from large enterprises to midsize customers.

Our partnerships with the industry’s leading cloud, infrastructure, consulting, application, and reseller partners are created with one goal in mind: the success of our customers. Global enterprises, local businesses, and government installations look to NetApp and our ecosystem of partners to help maximize the business value of their IT investments.

We work with a wide range of partners for our customers, including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2021, sales through our indirect channels represented 77% of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 30, 2021, our worldwide sales and marketing functions consisted of approximately 5,400 managers, sales representatives and technical support personnel. We have field sales offices in approximately 27 countries. Sales to customers Arrow Electronics, Inc. and Tech Data Corporation accounted for 24% and 20% of our net revenues, respectively, in fiscal 2021. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations and net sales attributable to our geographic regions is included in Note 16 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements.

Seasonality

We have historically experienced a sequential decline in revenues in the first quarter of our fiscal year, as the sales organization spends time developing new business after higher close rates in the fourth quarter, and because sales to European customers are typically weaker during the summer months. During the second quarter of our fiscal year, we have historically experienced increased sales, driven by the government sector, concurrent with the end of the U.S. federal government’s fiscal year in September, as well as an increase in business from European markets. We derive a majority of our revenue in any given quarter from customer orders booked in the same quarter. Customer orders and revenues typically follow intra-quarter seasonality patterns weighted toward the back end of the quarter. If recurring services and cloud revenue continues to increase as a percentage of our total revenues, historical seasonal patterns may become less pronounced.

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

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Memphis, Tennessee; Fremont, California; San Jose, California; San Antonio, Texas; Guadalajara, Mexico; Schiphol Airport, The Netherlands; Komarom and Tiszaujvaros, Hungary; Wuxi and Tianjin, China; Taoyuan City, Taiwan; and Singapore. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We strive to have multiple suppliers qualified to provide critical components where possible and have our products manufactured in a number of locations to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, maximizing the exchange of critical information and facilitating the implementation of joint quality programs. We use contract manufacturers for the production of major subassemblies and final system configuration. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We are certified to the International Organization for Standardization (ISO) 9001:2015 and ISO 14001:2015 certification standards. We have been Tier 2 certified under the U.S. Customs and Border Protection’s (CBP) Customs Trade Partnership Against Terrorism (CTPAT) program since January 2015.

Research and Development

Our research and development team delivers innovation to help customers modernize their IT environment and unlock the best of cloud. Our R&D structure allows us to align and accelerate the execution of our strategies and roadmaps across product groups. We leverage our talent and shared IP for cloud- and hybrid-cloud solutions to remain agile to changing market conditions. Our R&D priorities are to help customers harness the power of public- and multi-cloud solutions, enabling modern data management applications and services, and to enable simple cloud-like experiences on-premises. We design our products and services from the ground up with cloud connectivity in mind, including tiering, disaster recovery, replication, bursting, and migration.

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $881 million, $847 million and $827 million in fiscal 2021, 2020 and 2019, respectively. These costs consist primarily of personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we also acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We operate in an industry in which there are rapid technological advances in hardware, software, and related services offerings. Cloud, digital transformation, and artificial intelligence initiatives are driving changes in customer and solution requirements.

We compete with many companies in the markets we serve. Our hybrid cloud solutions primarily compete with legacy IT and storage vendors. Some offer a broad spectrum of products, solutions and services and others offer a more limited set of storage- and data-management products, solutions or services. Additionally, public cloud providers offer customers storage as an operating expense which competes with more traditional storage offerings that customers acquire through capital expenditures. We both partner with and compete against cloud providers with our public cloud software and services. We rarely see legacy vendors competing in the cloud.

We face ongoing product and price competition in all areas of our business, including from both branded- and generic-product competitors.

Our current and potential competitors may establish cooperative relationships among themselves or with third parties, including some of our partners. It is possible that new competitors or alliances among competitors might emerge and further increase competitive pressures.

We consider our software innovation, cloud integration, and technology partnerships key to our competitive differentiation. We believe our competitive advantage also includes the nature of the relationships we form with our customers and partners worldwide. We strive to deliver an outstanding experience in every interaction we have with our customers and partners through our product, service, and support offerings, which enable us to provide our customers a full range of expertise before, during and after their purchases.

Proprietary Rights

We generally rely on patent, copyright, trademark, trade secret and contract laws to establish and maintain our proprietary rights in our technology, products and services. While our intellectual property rights are important to our success, we believe that our business is not materially dependent on any particular patent, trademark, copyright, license or other individual intellectual property right. We have been granted or own by assignment well over two thousand U.S. patents, hundreds of pending U.S. patent applications, and many corresponding patents and patent applications in other countries. From time to time, we may make certain intellectual property available under an open source license. Our primary trademarks are NetApp and the NetApp design logo, which are registered trademarks in the U.S. and in many other countries.  In addition, we have trademarks and trademark registrations in the U.S. and other countries covering our various product or service names.

We generally enter into confidentiality agreements with our employees, resellers, distributors, customers, and suppliers. In addition, through various licensing arrangements, we receive certain rights to the intellectual property of others. We expect to maintain current licensing arrangements and to secure additional licensing arrangements in the future, as needed and to the extent available on reasonable terms and conditions, to support continued development and sales of our products and services. Some of these licensing arrangements require or may require royalty payments and other licensing fees. The amount of these payments and fees may depend on various factors, including but not limited to the structure of royalty payments; offsetting considerations, if any; and the degree of use of the licensed technology.

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding intellectual property rights, and we may be exposed to various risks related to such claims or legal proceedings. If we are unable to protect our intellectual property, we may be subject to increased competition that could materially and adversely affect our business operations, financial condition, results of operations and/or cash flows.

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

We are voluntarily measuring, monitoring, and publicly reporting our scope 1 and scope 2 greenhouse gas emissions and participate in the CDP, which is a global standardized mechanism by which companies report their greenhouse gas emissions to customers and institutional investors. We promote alternative transportation programs through education and awareness campaigns, and we continuously seek to optimize the energy efficiency of our buildings, labs, and data centers. At both the global and regional/state levels, various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Environmental laws are complex, change frequently, and have tended to become more stringent over time. However, it is often difficult to anticipate future regulations pertaining to environmental matters and to estimate their impacts on our operations. Based on current information, we believe that our primary risk related to climate change is the risk of increased energy costs. We are not currently subject to a cap-and-trade system or any other mitigation measures that could be material to our operations, nor are we aware of any such measures that will impact us in the near future. Additionally, we have implemented disaster recovery and business resiliency measures to mitigate the physical risks our facilities, business, and supply chain might face as a consequence of severe weather/climate-related phenomena such as earthquakes, floods, droughts, and other such natural occurrences.

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

Human Capital Management

We take pride in attracting and retaining leading talent in the industry based on a culture-fit approach. From our inception, NetApp has worked to build a model company and has embraced a culture of openness and trust. At NetApp, our employees are supported and encouraged to be innovative, and we communicate openly and transparently so that employees can focus on critical and impactful work that ties directly to our business strategy. We continue to invest in our global workforce to support diversity and inclusion and to support our employees’ well-being and development.

Diversity, Inclusion and Belonging

We believe diversity, inclusion and belonging leads to more innovation, better access to talent and improved business outcomes. Our strategies are intended to increase the demographic and cognitive diversity of our employee population, promote a culture of inclusion and to leverage such diversity to achieve business results. For more information about our commitment to diversity, inclusion and belonging, go to the “Diversity Inclusion and Belonging” section of our website.

Compensation, Benefits and Wellbeing

Our healthcare options offer competitive, comprehensive coverage for our employees and their families, including:

•	National medical plans,
•	Regional medical plans,
•	Expert advice from world-renowned doctors through our medical second opinion program,
•	National dental plans,
•	National vision plans with two levels of coverage to choose from and a
•	Robust wellness program.

Insurance and income protection. We provide life, accidental death and dismemberment and disability insurance programs. For additional peace of mind, we also offer supplemental insurance for our employees and their dependents.

Financial and savings programs. We offer flexible spending accounts, an employee stock purchase plan and a competitive 401(k) retirement plan with a company match. Our 401(k) plan gives employees more options to maximize retirement savings with pre-tax, Roth and after-tax contributions. We help our employees prepare for retirement by capitalizing on their total compensation and helping them save.

Employee Wellbeing. We provide a wide range of wellbeing programs and tools to ensure employees and their families have the resources they need when they need them. We offer emotional wellbeing resources and programs such as back-up child and elder care, student debt repayment, educational assistance, and legal services for employees and their dependents. NetApp also offers a variety of time-off programs to help support our employees who need time-off. Employees also have access to discounts and fitness centers.

Giving Back. The NetApp Serves Program supports how our employees want to make a difference in the world. In 2019, more than 2,800 NetApp employees donated over 64,000 hours to serve their communities and make an impact around the world. The NetApp Serves program encourages employees to volunteer through individual, team or company efforts.

COVID-19

At NetApp, the health and safety of our employees, customers, and partners is our number one priority. Like all businesses, we have been closely monitoring the COVID-19 outbreak. We are following guidance from the U.S. Centers for Disease Control (CDC), the World Health Organization (WHO), and international and local health authorities in countries where we operate. Our goal is to reduce the risk that anyone at NetApp might contract or inadvertently spread the virus. We have taken the following proactive steps to help protect ourselves and others and minimize the spread of COVID-19:

•	Implemented work-from-home for the majority of locations in accordance with guidance from the CDC, WHO and local government and health authorities.
•	Established a travel freeze to or from high-risk countries.
•	Restricted all travel to business-critical activities with enhanced notification and approval requirements.
•	Restricted access to NetApp facilities, including for employees and social and familial visitors.
•	Optimized all internal meetings for remote participation.
•	Met with customers, partners and other key stakeholders virtually in high-risk areas.

We continue to monitor the situation closely and may revise these measures or implement further measures in coordination with best practices and updated guidance from the relevant authorities.

Employees

As of April 30, 2021, we had approximately 11,000 employees worldwide. None of our employees are represented by a labor union and we consider relations with our employees to be good.

Please visit our website for more detailed information regarding our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Information About Our Executive Officers

Our executive officers and their ages as of June 10, 2021, were as follows:

Name	Age	Position
George Kurian	54	Chief Executive Officer
César Cernuda	49	President
Michael Berry	58	Executive Vice President and Chief Financial Officer
Brad Anderson	62	Executive Vice President, Hybrid Cloud Group
Matthew K. Fawcett	53	Executive Vice President, Chief Strategy and Legal Officer, and Secretary

George Kurian was appointed chief executive officer on June 1, 2015. He joined our board of directors in June 2015. From September 2013 to May 2015, he was executive vice president of product operations, overseeing all aspects of technology strategy, product and solutions development across our product portfolio. Mr. Kurian joined NetApp in April 2011 as the senior vice president of the storage solutions group and was appointed to senior vice president of the Data ONTAP group in December 2011. Prior to NetApp, from 2002 to 2011, Mr. Kurian held several positions at Cisco Systems, including most recently vice president and general manager of the application networking and switching technology group. From 1999 to 2002, Mr. Kurian was the vice president of product management and strategy at Akamai Technologies. Prior to that, he was a management consultant with McKinsey and Company, and led software engineering and product management teams at Oracle Corporation. Mr. Kurian is a board member at Cigna Corporation, a global health services company. Mr. Kurian holds a BS degree in electrical engineering from Princeton University and an MBA degree from Stanford University.

César Cernuda joined NetApp in July 2020 as president and is responsible for leading the company’s global go-to-market organization spanning sales, marketing, services, support, and customer success. Before joining NetApp, Mr. Cernuda held various leadership positions in sales, marketing, and product development. He has more than 20 years of international experience, launching and growing businesses in major markets around the world. He worked at Microsoft for 23 years in senior roles, including vice president of worldwide sales and marketing for Microsoft Dynamics, president of the Microsoft Asia-Pacific region, and most recently president of the company’s Latin America and Caribbean theater and corporate vice president worldwide. Mr. Cernuda is a graduate of the Harvard Business School Executive Leadership Program and the Program for Management Development at IESE Business School – University of Navarra. He earned his Bachelor of Business Administration from ESIC Business & Marketing School.

Michael J. Berry joined NetApp in March 2020 as executive vice president and chief financial officer, overseeing the worldwide finance, investor relations, workplace resources and IT organizations. Mr. Berry has served as a chief financial officer for 16 years in both public and private companies including McAfee, FireEye, Informatica, and SolarWinds. Most recently he was executive vice president and chief financial officer at McAfee where he was responsible for all aspects of finance, including financial planning, accounting, tax and treasury, as well as operations and shared services. Mr. Berry is a board member of Rapid7 and FinancialForce, holding the chair of the audit committee position at each company. Mr. Berry holds a BS degree in finance from Augsburg University and an MBA degree in finance from the University of St. Thomas.

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

Matthew K. Fawcett joined NetApp in September 2010. As executive vice president, chief strategy and legal officer, Mr. Fawcett is responsible for leading our corporate strategy, corporate development, government relations and legal affairs worldwide. Prior to joining NetApp, from 1999 to August 2010, Mr. Fawcett served in various positions at JDS Uniphase Corporation, an optical components company, including as senior vice president, general counsel, and corporate secretary. Prior to joining JDSU, Mr. Fawcett was counsel at Fujitsu and worked in private practice at Morrison & Foerster LLP. Mr. Fawcett serves on the board of the Law Foundation of Silicon Valley and on various advisory boards. Mr. Fawcett holds a BA degree from the University of California at Berkeley and a JD degree from the University of California at Los Angeles.

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

Risks Related to Our Business and Industry

If we are unable to develop, introduce and gain market acceptance for new products and services while managing the transition from older ones, or if we cannot provide the expected level of quality and support for our new products and services, our business, operating results, financial condition and cash flows could be harmed.

Our future growth depends upon the successful development and introduction of new hardware and software products and services. Due to the complexity of storage software, subsystems and appliances and the difficulty in gauging the engineering effort required to produce new products and services, such products and services are subject to significant technical and quality control risks.

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for new products and services, as and when required by the market and our customers, our business, operating results, financial condition and cash flows could be materially and adversely affected.

New or additional product introductions, including new software and cloud offerings, such as Astra by NetApp, Spot by NetApp and new hardware and all-flash storage products, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to successfully manage the transition from older products and solutions, our ability to forecast the impact of customers’ demand for new products, services and solutions or the products being replaced, and our ability to manage production capacity to meet the demand for new products and services. In addition, as new or enhanced products and services are introduced, we must avoid excessive levels of older product inventories and related components and ensure that new products and services can be delivered to meet customers’ demands. Further risks inherent in the introduction of new products, services and solutions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, delays in sales caused by the desire of customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products and solutions. If these risks are not managed effectively, we could experience material risks to our business, operating results, financial condition and cash flows.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, services and support to effectively compete for these market opportunities.

Our business may be harmed by technological trends in our market or if we are unable to keep pace with rapid industry, technological and market changes.

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage and data management solutions by consumers, enterprises and governments around the world, and the purchases of storage and data management solutions to address this demand. However, despite continued data growth, our traditional market, the networked storage hardware market, experienced a decline in each of the last three calendar years due to a combination of customers delaying purchases in the face of technology transitions, increasing adoption of cloud environments built on commodity hardware, increased storage efficiency, and changing economic and business environments. While customers are navigating through their information technology (IT) transformations, which leverage modern architectures and hybrid cloud environments, they are also reducing IT budgets, looking for simpler solutions, and changing how they consume IT. This evolution is diverting spending towards transformational projects and architectures like flash, hybrid cloud, IT as a service, converged infrastructure, and software defined storage. We are unable to predict whether the impact of the COVID-19 pandemic will accelerate the decline of our traditional market and increase demand for our cloud offerings. Our business may be adversely impacted if we are unable to keep pace with rapid industry, technological or market changes or if our Data Fabric strategy is not accepted in the marketplace. As a result of these and other factors discussed in this report, our revenue may decline on a year-over-year basis, as it did in fiscal years 2017 and 2020. The future impact of these trends on both short- and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products, services and solutions do not receive customer acceptance, our business, operating results, financial condition and cash flows could suffer.

Our sales and distribution structure makes forecasting revenues difficult and, if disrupted, could harm our business, operating results, financial condition and cash flows.

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers directly and through various channels, with a corresponding variety of sales cycles. The majority of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners, which now include public cloud providers. This structure significantly complicates our ability to forecast future revenue, especially within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners and strategic business partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area or the failure of our channel or strategic partners to promote our products could harm our operating results. Qualifying and developing new indirect channel partners typically requires a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners and strategic partners, if their financial condition, business or customer relationships were to weaken, if they fail to comply with legal or regulatory requirements, or if we were to cease to do business with them for these or other reasons, our business, operating results, financial condition and cash flows could be harmed.

Increasing competition and industry consolidation could harm our business, operating results, financial condition and cash flows.

The storage and data management markets are intensely competitive and are characterized by rapidly changing technology and fragmentation. We compete with many companies in the markets we serve, including established public companies, newer public companies with a strong flash focus, and new market entrants addressing the growing opportunity for application data management for Kubernetes. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of storage and data management products or services. Technology trends, such as the emergence of hosted or public cloud storage, SaaS and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service provider competitors provide customers storage for their data centers on demand, without requiring a capital expenditure, which meets rapidly evolving business needs and has changed the competitive landscape. The impacts of the COVID-19 pandemic, including the increase in the number of employees working remotely, has accelerated customer adoption of competitors’ cloud solutions and contributed to increased competition in the market.

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

Continuing uncertain economic and political conditions restrict our visibility and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage and networking industries at large, as well as the IT market, impacted availability of supplies and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs or other barriers to global trade, changes to fiscal and monetary policy and higher interest rates, could materially adversely impact the demand for our products and our operating results. We are also unable to predict whether increased customer spending on our cloud offerings and virtual desktop infrastructure will continue after the COVID-19 pandemic. Consequently, we expect these concerns to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

Transition to consumption-based business models may adversely affect our revenues and profitability in other areas of our business and as a result may harm our business, operating results, financial condition and cash flows.

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

As customer demand for our consumption model offerings increases, we will experience differences in the timing of revenue recognition between our traditional hardware and software license arrangements (for which revenue is generally recognized in full at the time of delivery), relative to our consumption model offerings (for which revenue is generally recognized ratably over the term of the arrangement). We incur certain expenses associated with the infrastructure and marketing of our consumption model offerings in advance of our ability to recognize the revenues associated with these offerings.

Due to the global nature of our business, risks inherent in our international operations could materially harm our business.

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure and adverse public health developments. In particular, the ongoing COVID-19 pandemic and current trade tensions between the U.S. and China could impact our business and operating results. For products we manufacture in Mexico, tensions between the U.S. and Mexico related to trade and border security issues could delay our shipments to customers, or impact pricing or our business and operating results. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy, data protection, and cybersecurity. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results, financial condition and cash flows.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our operating results, financial condition and cash flows. We utilize forward and option contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on certain assets and liabilities. Our hedging strategies may not be successful, and currency exchange rate fluctuations could have a material adverse effect on our operating results and cash flows. In addition, our foreign currency exposure on assets, liabilities and cash flows that we do not hedge could have a material impact on our financial results in periods when the U.S. dollar significantly fluctuates in relation to foreign currencies.

Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by our internal policies and procedures, or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. There can be no assurance that all our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will comply with these policies, procedures, laws and/or regulations. Any such violation could subject us to fines and other penalties, which could have a material adverse effect on our business, operating results, financial condition and cash flows.

If we are unable to attract and retain qualified personnel, our business, operating results, financial condition and cash flows could be harmed.

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to advance our corporate strategy and preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in emerging areas of technology such as artificial intelligence and machine learning. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. We have periodically reduced our workforce, including reductions announced in fiscal years 2019, 2020 and 2021, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could disrupt our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results, financial condition and cash flows.

Equity grants are a critical component of our current compensation programs. If we reduce, modify or eliminate our equity programs or fail to grant equity competitively, we may have difficulty attracting and retaining critical employees.

In addition, because of the structure of our sales, cash and equity incentive compensation plans, we may be at increased risk of losing employees at certain times. For example, the retention value of our compensation plans decreases after the payment of periodic bonuses or the vesting of equity awards.

Our acquisitions may not achieve expected benefits, and may increase our liabilities, disrupt our existing business and harm our operating results, financial condition and cash flows.

   As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, in both fiscal 2021 and fiscal 2020 we acquired two privately held companies. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, such as differing or inadequate cybersecurity and data privacy protection controls, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

We often incur expenses before we receive related benefits, and expenses may be difficult to reduce quickly if demand declines.

We base our expense levels in part on future revenue expectations and a significant percentage of our expenses are fixed. It is difficult to reduce our fixed costs quickly, and if revenue levels are below our expectations, operating results could be adversely impacted. During periods of uneven growth or decline, we may incur costs before we realize the anticipated related benefits, which could also harm our operating results. We have made, and will continue to make, significant investments in engineering, sales, service and support, marketing and other functions to support and grow our business. We are likely to recognize the costs associated with these investments earlier than some of the related anticipated benefits, such as revenue growth, and the return on these investments may be lower, or may develop more slowly, than we expect, which could harm our business, operating results, financial condition and cash flows.

Initiatives intended to make our cost structure, business processes and systems more efficient may not achieve the expected benefits and could inadvertently have an adverse effect on our business, operating results, financial condition and cash flows.

We continuously seek to make our cost structure and business processes more efficient, including by moving our business activities from higher-cost to lower-cost locations, outsourcing certain business processes and functions, and implementing changes to our business information systems. These efforts involve a significant investment of financial and human resources and significant changes to our current operating processes. In addition, as we move operations into lower-cost jurisdictions and outsource certain business processes, we become subject to new regulatory regimes and lose control of certain aspects of our operations and, as a consequence, become more dependent upon the systems and business processes of third-parties. If we are unable to move our operations, outsource business processes and implement new business information systems in a manner that complies with local law and maintains adequate standards, controls and procedures, the quality of our products and services may suffer and we may be subject to increased litigation risk, either of which could have an adverse effect on our business, operating results and financial condition. Additionally, we may not achieve the expected benefits of these and other transformational initiatives, which could harm our business, operating results, financial condition and cash flows.

We are exposed to credit risks and our investment portfolio may experience fluctuations in market value or returns.

We maintain an investment portfolio of various holdings, types, and maturities. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments and the returns thereon may fluctuate substantially. A resurgence of COVID-19 or other circumstances could result in an economic slowdown and possibly cause a global recession. An economic slowdown or increased regional or global economic uncertainty may lead to failures of counterparties, including financial institutions, governments and insurers, which could result in a material decline in the value of our investment portfolio and substantially reduce our investment returns.

Risks Related to Our Customers and Sales

If we are unable to maintain and develop relationships with strategic partners, our revenues may be harmed.

Our growth strategy includes developing and maintaining strategic partnerships with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. A number of our strategic partners are industry leaders that offer us expanded access to segments of the storage and data management markets. In particular, strategic partnerships with public cloud providers and other cloud service vendors are critical to the success of our cloud-based business. However, there is intense competition for attractive strategic partners, and these relationships may not be exclusive, may not generate significant revenues and may be terminated on short notice. For instance, some of our partners are also partnering with our competitors, which may increase the availability of competing solutions and harm our ability to grow our relationships with those partners. Moreover, some of our partners, particularly large, more diversified technology companies, including major cloud providers, are also competitors, thereby complicating our relationships. If we are unable to establish new partnerships or maintain existing partnerships, if our strategic partners favor their relationships with other vendors in the storage industry or if our strategic partners increasingly compete with us, we could experience lower than expected revenues, suffer delays in product development, or experience other harm to our business, operating results, financial condition and cash flows.

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases by any of these parties has negatively affected our revenues in the past, and could negatively affect our revenues in the future.

A significant portion of our net revenues is generated through sales to a limited number of customers and distributors. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus there is no guarantee we will continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. In addition, unfavorable economic conditions may negatively impact the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results, financial condition and cash flows could be materially adversely impacted.

Our success depends upon our ability to effectively plan and manage our resources and restructure our business in response to changing market conditions and market demand for our products, and such actions may have an adverse effect on our business, operating results, financial condition and cash flows.

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business in response to fluctuating market opportunities and conditions.

We recently reorganized our sales resources, which included changes and additions to our sales leadership team, to gain operational efficiencies and improve the alignment of our resources with customer and market opportunities. We expect to continue developing our sales organization and go-to-market model towards these goals throughout fiscal 2022. The reorganization of our sales resources, and ongoing evolution of our go-to-market model, could result in short or long-term disruption of our sales cycles, may not produce the efficiencies and benefits desired, and could harm our operating results, financial condition and cash flows.

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in May 2018, April 2019, May 2019, May 2020 and August 2020 we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. In fiscal 2020, we further reorganized our go-to-market organization to streamline operations and improve alignment with customer and market opportunities. In the first quarter of fiscal 2021, we realigned resources to optimize our business and fund our biggest opportunities. We may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including our business unit structure and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third-party resellers or users of discontinued products. Charges associated with these activities could harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

Reduced U.S. government demand could materially harm our business, operating results, financial condition and cash flows. In addition, we could be harmed by claims that we have or a channel partner has failed to comply with regulatory and contractual requirements applicable to sales to the U.S. government.

The U.S. government is an important customer for us. However, government demand is uncertain, as it is subject to political and budgetary fluctuations and constraints. Events such as the U.S. federal government shutdown from December 2018 to January 2019 and continued uncertainty regarding the U.S. budget and debt levels have increased demand uncertainty for our products. In addition, like other customers, the U.S. government may evaluate competing products and delay purchasing in the face of the technology transitions taking place in the storage industry. If the U.S. government or an individual agency or multiple agencies within the U.S. government continue to reduce or shift their IT spending patterns, our operating results, including revenues may be harmed.

Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could materially harm our operating results and financial condition. As an example, the United States Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with IT vendors, including us and several of our competitors and channel partners, under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. Although the DOJ and GSA currently have no claims pending against us, we could face claims in the future. Violations of certain regulatory and contractual requirements, including with respect to data security, could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our business, operating results, financial condition and cash flows.

If we do not achieve forecasted sales orders in any quarter, our operating results, financial condition and cash flows could be harmed.

We derive a majority of our revenues in any given quarter from orders booked in the same quarter. Orders typically follow intra-quarter seasonality patterns weighted toward the back end of the quarter. If we do not achieve the level, timing and mix of orders consistent with our quarterly targets and historical patterns, or if we experience cancellations of significant orders, our operating results, financial condition and cash flows could be harmed.

Our gross margins may vary.

Our gross margins reflect a variety of factors, including competitive pricing, component and product design, and the volume and relative mix of revenues from product, software support, hardware support and other services offerings. Increased component costs, increased pricing and discounting pressures, the relative and varying rates of increases or decreases in component costs and product prices, or changes in the mix of revenue or decreased volume from product, software support, hardware support and other services offerings could harm our revenues, gross margins or earnings. Our gross margins are also impacted by the cost of any materials that are of poor quality and our sales and distribution activities, including, without limitation, pricing actions, rebates, sales initiatives and discount levels, and the timing of service contract renewals.

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

Most of our sales to customers are on an open credit basis, with typical payment terms of 30 days. We may experience increased losses as potentially more customers are unable to pay all or a portion of their obligations to us, particularly in the current environment when access to sources of liquidity may be limited as a result of the global COVID-19 pandemic. Beyond our open credit arrangements, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party leasing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. During periods of economic uncertainty, our exposure to credit risks from our customers increases. In addition, our exposure to credit risks of our customers may increase further if our customers and their customers or their lease financing sources are adversely affected by global economic conditions.

Risks Related to Our Products and Services

Any disruption to our supply chain could materially harm our business, operating results, financial condition and cash flows.

We do not manufacture our products or their components. Instead, we rely on third parties to manufacture our products and critical components, such as disk drives, as well as for associated logistics. Our lack of direct responsibility for, and control over, these elements of our business, as well as the diverse international geographic locations of our manufacturing partners and suppliers, creates significant risks for us, including, among other things:

•Impacts on our supply chain from adverse public health developments, including outbreaks of contagious diseases such as the ongoing COVID-19 pandemic;

•Limited number of suppliers for certain components;

•No guarantees of supply and limited ability to control the quality, quantity and cost of our products or of their components;

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

Such risks have subjected us, and could in the future subject us, to supply constraints, price increases and minimum purchase requirements and our business, operating results, financial condition and cash flows could be harmed. For example, the current global shortage of semiconductors could reduce our flexibility to react to product mix changes and un-forecasted orders. The risks associated with our outsourced manufacturing model are particularly acute when we transition products to new facilities or manufacturers, introduce and increase volumes of new products or qualify new contract manufacturers or suppliers, at which times our ability to manage the relationships among us, our manufacturing partners and our component suppliers, becomes critical. New manufacturers, products, components or facilities create increased costs and risk that we will fail to deliver high quality products in the required volumes to our customers. Any failure of a manufacturer or component supplier to meet our quality, quantity or delivery requirements in a cost-effective manner will harm our business, including customer relationships and as a result could harm our operating results, financial condition and cash flows.

We rely on a limited number of suppliers for critical product components.

We rely on a limited number of suppliers for drives and other components utilized in the assembly of our products, including certain single source suppliers, which has subjected us, and could in the future subject us, to price rigidity, periodic supply constraints, and the inability to produce our products with the quality and in the quantities demanded. Consolidation among suppliers, particularly within the semiconductor and disk drive industries, has contributed to price rigidity and supply constraints. When industry supply is constrained, our suppliers may allocate volumes away from us and to our competitors, all of which rely on many of the same suppliers as we do. Accordingly, our business, operating results, financial condition and cash flows may be harmed.

If a cybersecurity or other security breach occurs on our systems, within our supply chain, or on our end-user customer systems, or if stored data is improperly accessed, customers may reduce or cease using our solutions, our reputation may be harmed and we may incur significant liabilities.

We store and transmit, and sell products and services that store and transmit, personal, sensitive and proprietary data related to our products, our employees, customers, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personal information. It is critical to our business strategy that our infrastructure, products and services remain secure and are perceived by customers, clients and partners to be secure. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, human error and technological vulnerabilities. Cybersecurity incidents or other security breaches could result in (1) unauthorized access to, or loss or unauthorized use, alteration, or disclosure of, such information; (2) litigation, indemnity obligations, government investigations and proceedings, and other possible liabilities; (3) negative publicity; and (4) disruptions to our internal and external operations. Any of these could damage our reputation and public perception of the security and reliability of our products, as well as harm our business and cause us to incur significant liabilities. In addition, a cybersecurity incident or loss of personal information, or other security breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs and lost revenues.

Our clients and customers use our platforms for the transmission and storage of sensitive data. We do not review the information or content that our clients and their customers upload and store, and, therefore, we have no direct control over the substance of the information or content stored within our platforms. If our employees, or our clients, partners or their respective customers use our platforms for the transmission or storage of personal or other sensitive information or our supply chain cybersecurity is compromised and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities.

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

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our existing general liability insurance coverage and coverage for errors and omissions may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims, or our insurers may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Our business is subject to increasing regulation by various federal, state and international governmental agencies responsible for enacting and enforcing laws and regulations relating to privacy, data protection, and information security. The rapidly evolving regulatory framework in this area is likely to remain uncertain for the foreseeable future.  In addition, changes in the interpretation and enforcement of existing laws and regulations could impact our business operations and those of our partners, vendors and customers. Customers, privacy advocates and industry groups also may propose new and different self-regulatory standards or standards of care that may legally or contractually apply to us, and these standards may be subject to change. These factors create uncertainty and we cannot yet determine the impact such future laws, regulations and standards, or changes to such laws, regulations, or standards, or to their interpretation or enforcement, may have on our business or the businesses of our partners, vendors and customers. In addition, changes in the interpretation of existing laws and regulations could impact our business operations and those of our partners, vendors and customers.

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

Additionally, as a technology provider, our customers expect that we can demonstrate compliance with laws and regulations relating to privacy, data protection, and information security, and our inability or perceived inability to do so may adversely impact sales of our products and services, particularly to customers in highly-regulated industries. We have invested company resources in complying with new laws, regulations, and other obligations relating to privacy, data protection, and information security, and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our revenue and our business overall. As a result of any inability to comply with such laws and regulations, our reputation and brand may be harmed, we could incur significant costs, and financial and operating results could be materially adversely affected, and we could be required to modify or change our products or our business practices, any of which could have an adverse effect on our business. Our business could be subject to stricter obligations, greater fines and private causes of action under the enactment of new laws and regulations relating to privacy, data protection, and information security, including but not limited to, the European Union General Data Protection Regulation, which provides for penalties of up to 20 million Euros or four percent of our annual global revenues, the California Consumer Privacy Act and the California Privacy Rights Act.

If our products or services are defective, or are perceived to be defective as a result of improper use or maintenance, our operating results, including gross margins, and customer relationships may be harmed.

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

Changes in regulations relating to our products or their components, or the manufacture, sourcing, distribution or use thereof, may harm our business, operating results financial condition and cash flows.

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

Some of our products are subject to U.S. export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered, and any violation of these laws could have a material and adverse effect on our business, operating results, financial condition and cash flows.

Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations administered by the Commerce Department’s Bureau of Industry and Security (BIS) and the trade and economic sanctions regulations administered by the Treasury Department’s Office of Foreign Assets Control (OFAC). The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries and persons. The BIS and OFAC have also placed restrictions on dealing with certain "blocked” entities, such as Russia’s federal security service (FSB), including the Company’s filing of notifications to the FSB for exporting certain products to Russia. Violators of these export control and sanctions laws may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the federal government. Our products could be shipped to those targets by third parties, including potentially our channel partners, despite our precautions.

If we were ever found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition. Even if we were not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm. Such collateral consequences could have a material adverse impact on our business, operating results, financial condition and cash flows.

Our failure to protect our intellectual property could harm our business, operating results, financial condition and cash flows.

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

We expect that companies in the network storage and data management markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, and any such infringement claims discussed above, could be time consuming, result in costly litigation, cause suspension of product shipments or product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our operating results, financial condition and cash flows. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

Risks Related to Our Securities

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

Our ability to pay quarterly dividends and to continue to execute our stock repurchase program as planned will be subject to, among other things, our financial condition and operating results, available cash and cash flows in the U.S., capital requirements, and other factors. Future dividends are subject to declaration by our Board of Directors, and our stock repurchase program does not obligate us to acquire any specific number of shares. However, if we fail to meet any investor expectations related to dividends and/or stock repurchases, the market price of our stock could decline significantly, and could have a material adverse impact on investor confidence. Additionally, price volatility of our stock over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s market price at a given point in time.

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

•

Linearity, such as our historical intra-quarter customer orders and revenue pattern in which a disproportionate percentage of each quarter’s total orders and related revenue occur in the last month of the quarter; and

•

Unpredictability associated with larger scale enterprise software license agreements which generally take longer to negotiate and occur less consistently than other types of contracts, and for which revenue attributable to the software license component is typically recognized in full upon delivery.

If our operating results fall below our forecasts and the expectations of public market analysts and investors, the trading price of our common stock may decline.

There are risks associated with our outstanding and future indebtedness.

As of April 30, 2021, we had $2.7 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2022, 2024, 2025, 2027 and 2030. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results, financial condition and cash flows will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

In addition, all our debt and credit facility arrangements subject us to continued compliance with restrictive and financial covenants. If we do not comply with these covenants or otherwise default under the arrangements, we may be required to repay any outstanding amounts borrowed under these agreements. Moreover, compliance with these covenants may restrict our strategic or operational flexibility in the future, which could harm our business, operating results, financial condition and cash flows.

General Risks

We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business, operating results, financial condition, and cash flows.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. While we are currently considered an essential business in many of the key regions in which we operate, including in the United States (U.S.), there is no guarantee that we will continue to be classified as such. We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate such as India, including office closures and working remotely for the vast majority of employees, all of which could negatively impact our business. The magnitude and duration of the disruption and resulting decline in business activity is uncertain and has limited our ability to forecast future demand for our products and services. The COVID-19 pandemic and its uneven recovery have adversely affected, and we expect may continue to adversely affect, our business in a variety of ways, including by negatively impacting the demand for our products and services, and our ability to build and convert our sales pipeline (including delayed and deferred purchases); restricting our sales, marketing and distribution efforts; disrupting our supply chain and our ability to deliver product to customers; and constraining business operations, research and development capabilities, engineering, design and manufacturing processes and other important business activities, including in India. In addition, the COVID-19 pandemic has disrupted the operations of our suppliers, customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns and limited access to capital markets, all of which have and may continue to negatively impact our business and results of operations, including cash flows. Accordingly, we expect the COVID-19 pandemic to have a negative impact on our future sales and results of operations, the magnitude and duration of which we are unable to predict. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which volatility has and may continue to adversely impact our stock price and could impact our ability to access capital markets. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, potentially leading to a prolonged economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations for an extended period of time. To the extent that the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those incorporated by reference herein, such as those relating to our products and services, financial performance, credit rating and debt obligations.

Our business could be materially and adversely affected as a result of natural disasters, terrorist acts or other catastrophic events.

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. For example, the ongoing COVID-19 pandemic is impeding the mobility of our personnel, inventories, equipment and products and disrupting our business operations. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. Our headquarters is located in Northern California, an area susceptible to earthquakes and wildfires. If any significant disaster were to occur there, our ability to operate our business and our operating results, financial condition and cash flows could be adversely impacted.

We could be subject to additional income tax liabilities.

Our effective tax rate is influenced by a variety of factors, many of which are outside of our control. These factors include among other things, fluctuations in our earnings and financial results in the various countries and states in which we do business, changes to the tax laws in such jurisdictions and the outcome of income tax audits. Changes to any of these factors could materially impact our operating results, financial condition and cash flows.

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

Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules and nexus-based tax incentive practices. As a result, many of these changes, if enacted, could increase our worldwide effective tax rate and harm our operating result, financial condition and cash flows.

Our effective tax rate could also be adversely affected by changes in tax laws and regulations and interpretations of such laws and regulations, which in turn would negatively impact our earnings and cash and cash equivalent balances we currently maintain. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition. Evolving or revised tax laws and regulations globally, including the 2017 Tax Cuts and Jobs Act deferral on tax deductions for certain research and development expenses could change the amount or accounting treatment of the expense we occur in the future. President Biden has detailed his Made in America Tax Plan which includes proposed increases to tax rates on both domestic and foreign income. If these proposals are ultimately enacted into legislation, they could materially impact our operations and financial results.

We are routinely subject to income tax audits in the U.S. and several foreign tax jurisdictions. If the ultimate determination of income taxes or at-source withholding taxes assessed under these audits results in amounts in excess of the tax provision we have recorded or reserved for, our operating results, financial condition and cash flows could be adversely affected.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We owned or leased, domestically and internationally, the following properties as of April 30, 2021.

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

We executed a lease for our new corporate headquarters located in San Jose, California in April 2021. The lease commenced on June 1, 2021 and includes approximately 0.3 million square feet of office space. The San Jose site supports research and development, corporate general administration, sales and marketing, global services and operations.

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

	Fiscal 2021		Fiscal 2020
	High	Low	High	Low
First Quarter	$49.65	$39.81	$73.69	$58.04
Second Quarter	$48.94	$40.08	$59.84	$44.55
Third Quarter	$70.64	$43.92	$65.38	$55.00
Fourth Quarter	$78.77	$58.83	$60.96	$34.66

Holders

As of June 2, 2021 there were 456 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.48 per outstanding common share in each quarter of fiscal 2021 for an aggregate of $427 million, $0.48 per outstanding common share in each quarter of fiscal 2020 for an aggregate of $439 million, and $0.40 per outstanding common share in each quarter of fiscal 2019 for an aggregate of $403 million. In the first quarter of fiscal 2022, the Company declared a cash dividend of $0.50 per share of common stock, payable on July 28, 2021 to shareholders of record as of the close of business on July 9, 2021.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index for the five years ended April 30, 2021. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among NetApp, Inc., the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index*

 *$100 invested on April 29, 2016 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and each of the indexes.

	April 2016	April 2017	April 2018	April 2019	April 2020	April 2021
NetApp, Inc.	$100.00	$172.47	$296.45	$323.40	$200.91	$361.06
S&P 500 Index	$100.00	$117.92	$134.66	$151.27	$148.91	$223.20
S&P 500 Information Technology Index	$100.00	$135.36	$169.58	$206.69	$236.93	$376.88
S&P 1500 Technology Hardware & Equipment Index	$100.00	$148.11	$172.45	$211.24	$241.57	$429.57

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 30, 2021:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 30, 2021 - February 26, 2021	200	$68.54	339,269	$413
February 27, 2021 - March 26, 2021	525	$67.02	339,794	$378
March 27, 2021 - April 30, 2021	352	$74.16	340,146	$352
Total	1,077	$69.63

In May 2003, our Board of Directors approved a stock repurchase program. As of April 30, 2021, our Board of Directors had authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program, and on May 28, 2021, authorized an additional $500 million. Since inception of the program through April 30, 2021, we repurchased a total of 340 million shares of our common stock for an aggregate purchase price of $13.3 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended for the first half of fiscal 2021 due to the economic impact of the COVID-19 pandemic. We reinitiated our stock repurchase program in the third quarter of fiscal 2021.

Item 6.  Selected Financial Data

We have elected to early adopt the amendment to Item 301 of Regulation S-K and are omitting this disclosure in reliance thereon.

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

Executive Overview

Our Company

NetApp is a global cloud-led, data-centric software company that give organizations the freedom to put data to work in the applications that elevate their business. We help our customers get the most out of their data with industry-leading cloud data services, storage systems, and software. Throughout our history, we have kept our focus on one thing – the data, continuously improving how data are managed, stored, analyzed, protected, and moved. Our strategy has been shaped around helping our customers embrace the full potential of new technologies – from the rise of the internet, to helping large enterprise customers in vertical markets, to bringing new systems to market. Today, we are focused on unlocking the best of cloud.

NetApp helps customers move from building data centers to building data fabrics that achieve business objectives. A data fabric simplifies the integration and orchestration of data services across clouds and on-premises to accelerate digital transformation. We help organizations to get the most out of their cloud experience – whether private, public, or hybrid – by enabling IT to discover, integrate, automate, optimize, protect, and secure data and applications. NetApp delivers the full range of capabilities organizations need for their data fabrics, enabling the business to deliver the right data and applications to the right place at the right time with the right capabilities to fuel innovation.

We bring the enterprise-grade data services our customers rely on into the cloud, and the simple flexibility of cloud into the data center. Our industry-leading solutions work across diverse environments and the world’s biggest clouds. NetApp can help a company wherever it is on its hybrid cloud journey.

We focus on delivering an exceptional customer experience to become our customers’ preferred data partner. NetApp’s unique approach to data enables organizations to create new customer experiences, seize every opportunity to innovate, and optimize operations for cost, scale, speed, and agility – all while thriving in a multi-cloud world.

We employ a multichannel distribution strategy, selling products and services to end users and service providers through a direct sales force and through channel partners, including value-added resellers, system integrators, original equipment manufacturers (OEMs) and distributors.

As our product portfolio evolves, market dynamics change, and management continues to assess our largest opportunities, we periodically change how we group product revenue. To provide improved visibility into the value created by our software innovation and R&D investment, beginning in fiscal 2021, we no longer group our products by “Strategic” and “Mature” solutions, but instead disclose the “Software” and “Hardware” components of our product revenues. The engineering DNA of NetApp and the value we provide to customers is grounded in software (particularly our ONTAP OS) and we will continue to look for opportunities to highlight and reinvest in this innovation engine. Software product revenue includes the OS software and optional add-on software solutions attached to our systems across our entire product set: All-Flash FAS, SolidFire, EF-series, Hybrid FAS, E-series, NetApp HCI, and StorageGrid. Hardware product revenues include the non-software component of our systems across our entire product set.

In addition to our products and solutions, we provide a variety of services to our customers, including software support, hardware support and other services including professional services, and customer education and training to help customers most effectively build their unique data fabrics and efficiently manage their data. Revenues generated by our Public Cloud Services (formerly referred to as Cloud Data Services) offerings, are included in software support revenues.

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

During fiscal 2021, due to macroeconomic uncertainty caused by COVID-19, we continued to observe certain customers delay purchases of our products and services, while other customers accelerated or placed new orders to address the demands of remote working and digital business. We also experienced certain logistical challenges in delivering our products and services to customers in certain regions, and minor supply chain constraints. Given recent developments in the broader technology supply chain, we have begun to invest in inventory and certain longer-term commitments to help mitigate the risk of supply shortages.

We believe our existing balances of cash, cash equivalents and investments, cash generated from operations, and ability to access capital markets and committed lines of credit will be sufficient to satisfy our working capital needs, capital expenditures, dividends, stock repurchases, required debt repayments and other liquidity requirements associated with our operations.

The magnitude and duration of the disruption to our business, and impact to our operational and financial performance, caused by COVID-19 pandemic remain uncertain. Refer to Item 1A. – Risk Factors for the significant risks we have identified as a result of the COVID-19 pandemic.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of key financial metrics for each of the last three fiscal years (in millions, except per share amounts and percentages):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Net revenues	$5,744	$5,412	$6,146
Gross profit	$3,815	$3,623	$3,945
Gross profit margin percentage	66%	67%	64%
Income from operations	$1,031	$945	$1,221
Income from operations as a percentage of net revenues	18%	17%	20%
Provision for income taxes	$232	$125	$99
Net income	$730	$819	$1,169
Diluted net income per share	$3.23	$3.52	$4.51
Net cash provided by operating activities	$1,333	$1,060	$1,341

	April 30, 2021	April 24, 2020
Deferred revenue and financed unearned services revenue	$4,003	$3,698

•	Net revenues: Our net revenues increased 6% in fiscal 2021 compared to fiscal 2020, primarily due to an increase in software support revenues.
•

Gross profit margin percentage: Our gross profit margin as a percentage of net revenues decreased by approximately one percentage point in fiscal 2021 compared to fiscal 2020, primarily due to a reduction in gross profit margins on product revenues, partially offset by software support revenues representing a higher percentage of total revenues in fiscal 2021.

•

Income from operations as a percentage of net revenues: Our income from operations as a percentage of net revenues increased by approximately one percentage point in fiscal 2021 compared to fiscal 2020, primarily due to the gain on sale of certain properties in fiscal 2021, partially offset by higher sales and marketing expense and the lower gross profit margin percentage.

•	Provision for income taxes: Our provision for income taxes increased in fiscal 2021 compared to fiscal 2020 primarily as a result of discrete tax impacts in the prior year.
•

Net income and Diluted income per share: The decrease in both net income and diluted net income per share in fiscal 2021 compared to fiscal 2020 reflect the factors discussed above. The impact of the lower net income in fiscal year 2021 on diluted net income per share was partially offset by a decrease in the number of weighted average dilutive shares outstanding primarily as a result of share repurchases.

•	Operating cash flows: Operating cash flows increased by 26% in fiscal 2021 compared to fiscal 2020, primarily reflecting lower cash payments for incentive compensation.
•

Deferred revenue and financed unearned services revenue: Total deferred revenue and financed unearned services revenue increased $305 million, or 8%, as of fiscal 2021 compared to fiscal 2020 primarily due to increases in the installed base and aggregate contract values under software and hardware support contracts, Public Cloud Services contracts, and the favorable impact of foreign exchange rate fluctuations.

Stock Repurchase Program and Dividend Activity

During fiscal 2021, we repurchased approximately 2 million shares of our common stock at an average price of $67.61 per share, for an aggregate purchase price of $125 million. We also declared aggregate cash dividends of $1.92 per share in fiscal 2021, for which we paid a total of $427 million.

Acquisitions

On April 28, 2020, we acquired all the outstanding shares of privately-held Cloud Jumper Corporation, a provider of virtual desktop infrastructure and remote desktop services solutions, for $34 million in cash.

On July 9, 2020, we acquired all the outstanding shares of privately-held Spot, Inc. (Spot) for $340 million in cash. Spot is a provider of compute management cost optimization services on the public clouds and is based in Israel.

Restructuring Events

In each of the first quarter and second quarter of fiscal 2021, we announced separate restructuring plans to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce by less than 1% and approximately 5%, respectively, and incurred charges of approximately $5 million and $37 million, respectively, consisting primarily of employee severance costs. See Note 13 – Restructuring Charges for additional information.

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

Real Estate Transactions

In April 2021, we announced the sale of our corporate headquarters located in Sunnyvale, California, consisting primarily of land, buildings and improvements, for cash proceeds of $365 million. The assets sold had a net book value totaling $210 million. To facilitate an orderly transition to a new location, we executed short-term lease agreements with the buyer to lease back these properties. The agreed lease payments were below market rates and as a result we recognized an asset of $7 million for the difference between the fair value of the leases and the agreed lease payments. The cash proceeds, less direct selling costs, plus the fair value of the below-market leases resulted in a net gain on the sale of $156 million.

Contemporaneous with the sale, we executed a lease with a separate landlord for our new corporate headquarters located in San Jose, California, which is comprised of approximately three hundred thousand square feet of office space. The lease commenced in the first quarter of fiscal 2022 and requires future minimum undiscounted payments of approximately $180 million over the initial 11-year lease term. It also provides us two successive renewal options, each for five years.

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

•

In contracts with multiple performance obligations, we establish SSPs based on the price at which products and services are sold separately. If SSPs are not observable through past transactions, we estimate them by maximizing the use of observable inputs including pricing strategy, market data, internally-approved pricing guidelines related to the performance obligations and other observable inputs.

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

•

If the actual materials demand is significantly lower than our forecast, we may be required to increase our recorded liabilities for estimated losses on non-cancelable purchase commitments, including incremental commitments made in response to recent developments in the broader technology supply chain, which would adversely impact our operating results.

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

The carrying values of purchased intangible assets are reviewed whenever events and circumstances indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. We periodically review the estimated remaining useful lives of our intangible assets. This review may result in impairment charges or shortened useful lives, resulting in charges to our consolidated statements of income.

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of our reporting unit may exceed its fair value. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2021, we performed a quantitative test and determined the fair value of our reporting unit substantially exceeded its carrying amount, therefore, found no impairment of goodwill. To date, the impacts of the COVID-19 pandemic have not significantly adversely affected the fair value of our reporting unit.

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

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets or liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

New Accounting Standards

See Note 1 – Description of Business and Significant Accounting Policies for the impact to our financial statements of the adoption of the accounting standard update on the measurement of credit losses on financial instruments in the first quarter of fiscal 2021.

See Note 2 – Recent Accounting Standards Not Yet Effective of the Notes to Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on our financial statements.

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2021, ending on April 30, 2021 is a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter. Fiscal year 2020, which ended on April 24, 2020, and fiscal year 2019, which ended on April 26, 2019 were both 52-week years. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Consolidated Statements of Income data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2021	2020	2019
Revenues:
Product	52%	55%	61%
Software support	22	19	15
Hardware support and other services	26	26	24
Net revenues	100	100	100
Cost of revenues:
Cost of product	25	25	29
Cost of software support	2	1	1
Cost of hardware support and other services	7	7	7
Gross profit	66	67	64
Operating expenses:
Sales and marketing	30	29	27
Research and development	15	16	13
General and administrative	4	5	5
Restructuring charges	1	—	1
Acquisition-related expense	—	—	—
Gain on sale or derecognition of assets	(3)	(1)	(1)
Total operating expenses	48	49	44
Income from operations	18	17	20
Other (expense) income, net	(1)	—	1
Income before income taxes	17	17	21
Provision for income taxes	4	2	2
Net income	13%	15%	19%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Net revenues	$5,744	$5,412	6%	$6,146	(12)%

The increase in net revenues for fiscal 2021 compared to fiscal 2020 was primarily due to an increase in hardware and software support revenues, which benefited from an additional week in the first quarter of fiscal 2021, while product revenues were relatively flat. Product revenues as a percentage of net revenues decreased by approximately three percentage points compared to fiscal 2020. Fluctuations in foreign currency exchange rates benefited net revenues by approximately one percentage point for fiscal 2021 compared to fiscal 2020.

The decrease in net revenues for fiscal 2020 compared to fiscal 2019 was primarily due to a decrease in product revenues. Product revenues as a percent of net revenues decreased six percentage points in fiscal 2020 compared to fiscal 2019.

Sales through our indirect channels represented 77%, 79% and 76% of net revenues in fiscal 2021, 2020 and 2019, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Fiscal Year
	2021	2020	2019
Arrow Electronics, Inc.	24%	25%	24%
Tech Data Corporation	20%	21%	20%

Product Revenues (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Product revenues	$2,991	$2,995	—%	$3,755	(20)%

Product revenues are derived through the sale of our data solutions and consist of sales of configured all-flash array and hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, NetApp HCI, StorageGrid, OEM products and add-on optional software.

Total product revenues were relatively flat in fiscal 2021 compared to fiscal 2020, suffering from less favorable macroeconomic conditions through most of the current year, in part due to the economic uncertainty caused by the COVID-19 pandemic, but then improving in the last quarter of the year. Sales of all-flash array systems increased in the current year, though this increase was offset by a decline in sales of our other products. Fluctuations in foreign currency exchange rates benefited product revenues by approximately one percentage point for fiscal 2021 compared to fiscal 2020.

Total product revenues declined in fiscal 2020 compared to fiscal 2019 primarily due to less favorable macroeconomic conditions, lower enterprise IT spending throughout fiscal 2020 and go-to-market execution issues experienced in the first quarter of fiscal 2020 with some of our largest global customer accounts. Additionally, in the fourth quarter of fiscal 2020, increasing macroeconomic uncertainty caused by the COVID-19 pandemic contributed to demand weakness, while associated logistical challenges led to delays in deliveries of products and services to certain customers.

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

Revenues from the hardware component of product revenues totaled $1,355 million, representing 45% of product revenues, in fiscal 2021, compared to $1,541 million, representing 51% of product revenues, in fiscal 2020, compared to $1,935 million, representing 52% of product revenues, in fiscal 2019. The software component of product revenues totaled $1,636 million, representing 55% of product revenues, in fiscal 2021, compared to $1,454 million, representing 49% of product revenues, in fiscal 2020, compared to $1,820 million, representing 48% of product revenues, in fiscal 2019. The increase in the software component percentage of product revenues in fiscal 2021 is primarily due to a higher mix of all-flash array systems revenues, which contain a higher proportion of software components than other products.

Software Support Revenues (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Software support revenues	$1,281	$1,034	24%	$946	9%

Software support revenues are associated with contracts which entitle customers to receive unspecified product upgrades and enhancements on a when-and-if-available basis, bug fixes and patch releases, as well as internet and telephone access to technical support personnel located in our global support centers.

The growth in software support revenues reflects higher Public Cloud Services revenue and the higher aggregate contract value of the installed base under software support contracts, which is recognized as revenue ratably over the terms of the underlying contracts.

Software support for fiscal 2021 benefitted from the continued growth in all-flash array product sales, as all-flash systems carry a higher support dollar content than our other products. Software support revenues were also favorably impacted by the additional week of deferred revenue amortization in the first quarter of fiscal 2021, which contributed approximately $20 million of additional revenues.

Hardware Support and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Hardware support and other services revenues	$1,472	$1,383	6%	$1,445	(4)%

Hardware support and other services revenues include hardware support, professional services and educational and training services revenues.

Hardware support contract revenues were $1,195 million, $1,142 million and $1,182 million in fiscal 2021, 2020 and 2019, respectively. The increase in fiscal 2021 is primarily due to the additional week in the first quarter of fiscal 2021, which contributed approximately $20 million of additional revenues, and an increase in our installed base. The decrease in fiscal 2020 was primarily attributable to a decline in average selling price on contracts executed during the year.

Professional services and educational and training services revenues were $277 million, $241 million and $263 million in fiscal 2021, 2020 and 2019, respectively.

Revenues by Geographic Area:

	Fiscal Year
	2021	2020	2019
United States, Canada and Latin America (Americas)	54%	53%	56%
Europe, Middle East and Africa (EMEA)	31%	32%	30%
Asia Pacific (APAC)	15%	15%	14%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. Demand across geographies was relatively consistent in fiscal 2021 compared to fiscal 2020. During fiscal 2020, Americas revenues were negatively impacted by general macroeconomic conditions in the region and go-to-market execution issues with some of our largest customer accounts in the first quarter of fiscal 2020, which was reflected in the geographic distribution of revenues as a percentage of net revenues in fiscal 2020 compared to fiscal 2019.

Cost of Revenues

Our cost of revenues consists of three elements: (1) cost of product revenues, which includes the costs of manufacturing and shipping our storage products, amortization of purchased intangible assets, inventory write-downs, and warranty costs, (2) cost of software support, which includes the costs of providing software support and third-party royalty costs and (3) cost of hardware support and other services revenues, which includes costs associated with providing support activities for hardware support, global support partnership programs, professional services and educational and training services.

Cost of Product Revenues (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Cost of product revenues	$1,432	$1,368	5%	$1,752	(22)%

The changes in cost of product revenues consisted of the following (in percentage points of the total change):

	Fiscal 2021 to Fiscal 2020	Fiscal 2020 to Fiscal 2019
Materials costs	7	(22)
Excess and obsolete inventory	(1)	—
Warranty	(1)	—
Total change	5	(22)

Cost of product revenues represented 48%, 46% and 47% of product revenues for fiscal 2021, 2020 and 2019, respectively. Materials cost represented 89%, 86% and 90% of product costs for fiscal 2021, 2020 and 2019, respectively.

Total materials costs increased by approximately $96 million in fiscal 2021 compared to fiscal 2020. The trend in product mix toward all-flash array systems, which have higher margins, but carry higher materials costs, than hybrid systems, was the primary driver of these increases. Excess and obsolete inventory reserves and warranty expenses were lower in fiscal 2021 compared to fiscal 2020.

Product gross margins in fiscal 2021 decreased by two percentage points compared to fiscal 2020 primarily due to a decrease in the average selling prices of most of our products, partially offset by a higher mix of all-flash array product sales.

Materials costs decreased $393 million in fiscal 2020 compared to fiscal 2019, primarily due to a decline in product revenue and, to a lesser extent, a decline in the price of certain product components.

Product gross margins in fiscal 2020 increased one percentage point compared to fiscal 2019, primarily due to a higher mix of all-flash array product sales in fiscal 2020, partially offset by a decrease in high-margin revenue recognized from the software license component of several enterprise license agreements.

Cost of Software Support Revenues (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Cost of software support revenues	$95	$48	98%	$35	37%

Cost of software support revenues increased in fiscal 2021 compared to fiscal 2020, reflecting the increase in Public Cloud Services revenue and an increase in amortization expense for acquired developed technology. Cost of software support revenues increased in fiscal 2020 compared to fiscal 2019, in line with the increase in software support revenues. Cost of software support revenues represented 7%, 5% and 4% of software support revenues for fiscal 2021, 2020 and 2019, respectively.

Cost of Hardware Support and Other Services Revenues (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Cost of hardware support and other services revenues	$402	$373	8%	$414	(10)%

Cost of hardware support and other services revenues increased in fiscal 2021 compared to fiscal 2020, in line with the increase in hardware support and other services revenues. Cost of hardware support and other services revenues decreased in fiscal 2020 compared to fiscal 2019, primarily due to the favorable impact of cost savings initiatives, and the decrease in hardware support and other services revenues. Costs represented 27%, 27% and 29% of hardware support and other services revenues for fiscal 2021, 2020 and 2019, respectively.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for fiscal 2021 totaled $2,882 million, or 50% of net revenues, remaining relatively flat in percentage points as compared to fiscal 2020. Sales and marketing, research and development, and general and administrative expenses for fiscal 2020 totaled $2,695 million, or 50% of net revenues, representing an increase of five percentage points compared to fiscal 2019, primarily due to lower net revenues in fiscal 2020.

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $225 million, or 15% during fiscal 2021 compared to fiscal 2020, primarily reflecting higher incentive compensation expense, a 3% increase in average headcount and the impact of one additional week in the first quarter of fiscal 2021.

Total compensation costs included in operating expenses decreased $22 million, or 1% during fiscal 2020 compared to fiscal 2019, primarily due to lower incentive compensation expenses, partially offset by higher salaries, reflecting a 3% increase in average headcount.

Sales and Marketing (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Sales and marketing expenses	$1,744	$1,585	10%	$1,657	(4)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following (in percentage points of the total change):

	Fiscal 2021 to Fiscal 2020	Fiscal 2020 to Fiscal 2019
Compensation costs	9	(1)
Commissions	3	(2)
Advertising and marketing promotional expense	1	—
Travel and entertainment	(4)	—
Other	1	(1)
Total change	10	(4)

The increase in compensation costs in fiscal 2021 compared to fiscal 2020 reflected an increase in average headcount of 7%, with this expansion of our sales and marketing teams supporting our ability to execute on key market opportunities. Compensation costs for fiscal 2021 also reflected the impact of one additional week in the first quarter.

The increase in commissions expense for fiscal 2021 is primarily due to higher performance against sales goals than in fiscal 2020. Advertising and marketing promotional expense increased in fiscal 2021 compared to fiscal 2020, primarily due to higher spending levels on certain projects. Travel and entertainment spend decreased significantly due to the ongoing COVID-19 pandemic.

The decrease in compensation costs in fiscal 2020 compared to fiscal 2019 reflects a slight reduction in average headcount, while the decrease in commissions expense was primarily due to lower performance against sales goals. We incurred $3 million of non-recurring expenses in fiscal 2020, primarily due to the cancellation of a major sales event, as a direct result of the COVID-19 pandemic.

Research and Development (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Research and development expenses	$881	$847	4%	$827	2%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following (in percentage points of the total change):

	Fiscal 2021 to Fiscal 2020	Fiscal 2020 to Fiscal 2019
Compensation costs	7	2
Development projects and outside services	(1)	—
Facilities and IT support costs	(1)	—
Travel and entertainment	(1)	—
Total change	4	2

The increase in compensation costs during fiscal 2021 compared to fiscal 2020 was primarily due to higher incentive compensation expense, while average headcount was relatively consistent in each period. Compensation costs for fiscal 2021 also reflected the impact of one additional week in the first quarter. The decrease in development projects and outside services was primarily due to the lower spending on certain engineering projects. The decrease in facilities and IT support costs was primarily due to cost containment efforts, and lower travel and entertainment expense was due to the impact of the ongoing COVID-19 pandemic.

The increase in compensation costs during fiscal 2020 compared to fiscal 2019 was attributable to an increase in average headcount of 8%, resulting in higher salaries and benefits expense. This increase was partially offset by lower incentive compensation plan expense. The average headcount increase in fiscal 2020 reflected our investment in additional engineering resources to support the expansion and enhancement of products and solutions targeted at our most important customer and market opportunities.

General and Administrative (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
General and administrative expenses	$257	$263	(2)%	$278	(5)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of total change):

	Fiscal 2021 to Fiscal 2020	Fiscal 2020 to Fiscal 2019
Compensation costs	9	(7)
Professional and legal fees and outside services	(14)	5
Litigation settlement	2	—
Facilities and IT support costs	1	(3)
Total change	(2)	(5)

The increase in compensation costs in fiscal 2021 compared to fiscal 2020 was primarily due to higher incentive compensation expense, while average headcount was relatively consistent in each period. The decrease in professional and legal fees and outside services expense in fiscal 2021 was primarily due to lower spending on business transformation projects in the current year. The increase in facilities and IT support costs was primarily due to higher spending levels on IT projects. During the second quarter of fiscal 2021, we incurred a litigation settlement charge of approximately $5 million that was included in general and administrative expenses in our consolidated statements of income.

The decrease in compensation costs in fiscal 2020 compared to fiscal 2019 was primarily attributable to lower incentive compensation plan expense and lower stock-based compensation expense. While average headcount increased in fiscal 2020 compared to fiscal 2019, salaries and benefits expense remained relatively flat as a greater percentage of employees were located in lower cost geographies. The increase in professional and legal fees and outside services expense in fiscal 2020 compared to fiscal 2019 was due to higher spending levels on projects and outside services. The decrease in facilities and IT support costs in fiscal 2020 compared to fiscal 2019 was primarily due to lower spending levels on IT projects.

 Restructuring Charges (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Restructuring charges	$42	$21	100%	$35	(40)%

In an effort to reduce our cost structure and redirect resources to our highest return activities, in fiscal years 2021, 2020 and 2019, we initiated a number of business realignment plans designed to streamline our business and focus on key strategic opportunities, resulting in aggregate reductions of our global workforce of approximately 6% in fiscal 2021, 2% in fiscal 2020 and less than 3% in fiscal 2019, for which we recognized aggregate charges of $42 million, $21 million and $35 million, respectively, consisting primarily of employee severance costs. See Note 13 – Restructuring Charges of the Notes to Consolidated Financial Statements for more details regarding our restructuring plans.

Acquisition-related Expense (in millions, except percentages)

	Fiscal Year
	2021	2020	% Change	2019	% Change
Acquisition-related expense	$16	$—	NM	$—	NM

 During fiscal 2021, we incurred $16 million of acquisition-related costs, primarily legal and consulting fees associated with our acquisition and subsequent integration of Spot Inc.

Gain on Sale or Derecognition of Assets (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Gain on sale or derecognition of assets	$(156)	$(38)	311%	$(73)	(48)%

In April 2021, we sold certain land and buildings located in Sunnyvale, California with an aggregate net book value of $210 million and received cash proceeds of $365 million, resulting in a gain, net of direct selling cost, and adjusted for below-market rent, of $156 million.

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

Other (Expense) Income, Net (in millions, except percentages)

The components of other (expense) income, net were as follows:

	Fiscal Year
	2021	2020	% Change	2019	% Change
Interest income	$9	$48	(81)%	$88	(45)%
Interest expense	(74)	(55)	35%	(58)	(5)%
Other (expense) income, net	(4)	6	(167)%	17	(65)%
Total	$(69)	$(1)	NM	$47	NM

NM - Not Meaningful

Interest income decreased during fiscal 2021 compared to fiscal 2020 due to both a reduction in the size of our investment portfolio and lower yields earned on the investments. Interest income decreased during fiscal 2020 compared to fiscal 2019, primarily due to a reduction in the size of our investment portfolio as a result of our sale of approximately $1.0 billion of available-for-sale debt securities in the first quarter of fiscal 2020 and net maturities over the remainder of the year.

Interest expense increased during fiscal 2021 compared to fiscal 2020, as we issued Senior Notes in aggregate principal amount of $2.0 billion in the first quarter of fiscal 2021. The impact from the issuance of these Senior Notes was partially offset by the extinguishment of our Senior Notes due June 2021 in the first quarter of fiscal 2021, and a lower average outstanding commercial paper balance during fiscal 2021. Interest expense remained relatively flat in fiscal 2020 compared to fiscal 2019 as we repaid our maturing Senior Notes, but increased our average outstanding commercial paper balance.

In fiscal 2021, other (expense) income, net includes a $6 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $8 million. This benefit was more than offset by a $14 million loss recognized from the extinguishment of our Senior Notes due June 2021 in the first quarter of fiscal 2021.

Other (expense) income, net decreased during fiscal 2020 compared to fiscal 2019, primarily due to a $10 million impairment of our equity method investment in LNTL and the net unfavorable impact of foreign exchange rate fluctuations in fiscal 2020, partially offset by a $14 million gain we realized from the sale of approximately $1.0 billion of available-for-sale debt securities.

Provision for Income Taxes (in millions, except percentages):

	Fiscal Year
	2021	2020	% Change	2019	% Change
Provision for income taxes	$232	$125	86%	$99	26%

Our effective tax rate for fiscal 2021 was 24.1% compared to an effective tax rate of 13.2% for fiscal 2020. Our effective tax rate for fiscal 2021 was higher than the prior year primarily due to the impact of taxes resulting from the integration of acquired companies and a shift in jurisdictional mix of income resulting in a lower foreign rate differential. Additionally, the fiscal 2020 tax provision included a benefit of $61 million related to the lapse of statute of limitations compared to a benefit of $6 million recognized in fiscal 2021. Our effective tax rate for fiscal 2019 of 7.8% was lower than fiscal 2020 as it included larger benefits related to foreign profits taxed at effective rates lower than the U.S. federal statutory rates as well as larger benefits related to stock-based compensation.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	April 30, 2021	April 24, 2020
Cash, cash equivalents and short-term investments	$4,596	$2,882
Principal amount of debt	$2,650	$1,673

The following is a summary of our cash flow activities:

	Fiscal Year
(In millions)	2021	2020
Net cash provided by operating activities	$1,333	$1,060
Net cash provided by investing activities	21	1,269
Net cash provided by (used in) financing activities	444	(1,960)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	71	(34)
Net increase in cash, cash equivalents and restricted cash	$1,869	$335

As of April 30, 2021, our cash, cash equivalents and short-term investments totaled $4.6 billion, reflecting an increase of $1.7 billion from April 24, 2020. The increase was primarily due to $2.0 billion of net proceeds from the issuance of Senior Notes, $1.3 billion of cash provided by operating activities and $365 million proceeds from the sale of properties in Sunnyvale, California, partially offset by $513 million used for the extinguishment of our Senior Notes due June 2021, $420 million used for the net repayment of commercial paper notes with original maturities of three months or less, $350 million used for the acquisitions of two privately-held companies, $427 million used for the payment of dividends, $162 million in purchases of property and equipment and $125 million used to repurchase shares of our common stock. Working capital increased by $1.9 billion to $2.5 billion as of April 30, 2021 compared to April 24, 2020 primarily due to the increases in cash, cash equivalents and short-term investments discussed above.

Cash Flows from Operating Activities

During fiscal 2021, we generated cash from operating activities of $1.3 billion, reflecting net income of $730 million, adjusted by adding non-cash depreciation and amortization expense of $207 million and non-cash stock-based compensation expense of $197 million and subtracting the gain on sale or derecognition of assets of $156 million.

Significant changes in assets and liabilities during fiscal 2021 included the following:

•

Deferred revenue and financed unearned services revenue increased $193 million, primarily due to an increase in deferred software and hardware support contracts associated with a growing installed base as well as growth in Public Cloud Services.

•	Accrued expenses increased $134 million, primarily due to higher accruals for incentive compensation plans.

During fiscal 2020, we generated cash from operating activities of $1.1 billion, reflecting net income of $819 million, adjusted by adding non-cash depreciation and amortization expense of $193 million and non-cash stock-based compensation expense of $153 million and subtracting the gain on derecognition of assets of $38 million.

Significant changes in assets and liabilities during fiscal 2020 included the following:

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

Cash Flows from Investing Activities

During fiscal 2021, we generated $365 million from the sale of properties located in Sunnyvale, California and $160 million from maturities and sales of investments in available-for-sale debt securities, net of purchases. We paid $350 million to acquire two privately-held companies and $162 million for capital expenditures.

During fiscal 2020, we generated $1.4 billion from maturities and sales of investments in available-for-sale debt securities, net of purchases and paid $124 million for capital expenditures. Additionally, we received $96 million for the sale of land in Sunnyvale, California and paid $73 million to acquire two privately-held companies.

Cash Flows from Financing Activities

During fiscal 2021, we received $2.0 billion from the issuance of Senior Notes, which was partially offset by the use of $513 million for the extinguishment of our Senior Notes due June 2021, $420 million for the net repayment of commercial paper notes with original maturities of three months or less, $427 million for the payment of dividends, and $125 million for the repurchase of two million shares of our common stock.

During fiscal 2020, we used $1.4 billion for the purchase of 25 million shares of our common stock, $439 million for the payment of dividends and $400 million for the repayment of our Senior Notes due September 2019. These purchases and payments were partially offset by $273 million in proceeds from the issuance of commercial paper notes, net and $102 million in proceeds from the issuance of common stock under employee common stock award plans.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies, and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including cash generated from operations, and our ability to access capital markets and committed credit lines will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all. For further discussion of factors that could affect our cash flows and liquidity requirements, including the impact of the COVID-19 pandemic, see Item 1A. Risk Factors.

Liquidity

Our principal sources of liquidity as of April 30, 2021 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	April 30, 2021	April 24, 2020
Cash and cash equivalents	$4,529	$2,658
Short-term investments	67	224
Total	$4,596	$2,882

As of April 30, 2021 and April 24, 2020, $2.5 billion of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $2.1 billion and $0.4 billion, respectively, were available in the U.S. The Tax Cuts and Jobs Act (TCJA) enacted into law in December 2017 imposed a one-time transition tax on substantially all accumulated foreign earnings through December 31, 2017, and generally allows companies to make distributions of foreign earnings without incurring additional federal taxes. As a part of the recognition of the impacts of the TCJA, we reviewed our projected global cash requirements and determined that certain historical and future foreign earnings were no longer indefinitely reinvested.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies through asset purchases and/or business acquisitions, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 30, 2021.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 30, 2021 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of April 30, 2021.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 30, 2021, we were compliant with all associated covenants in the agreement.  No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for fiscal 2022 to be between $225 million and $250 million.

Dividends and Stock Repurchase Program

On May 28, 2021, we declared a cash dividend of $0.50 per share of common stock, payable on July 28, 2021 to holders of record as of the close of business on July 9, 2021.

As of April 30, 2021, our Board of Directors had authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program, and on May 28, 2021 authorized the repurchase of an additional $500 million of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 30, 2021, we repurchased a total of 340 million shares of our common stock at an average price of $39.02 per share, for an aggregate purchase price of $13.3 billion. As of April 30, 2021, the remaining authorized amount for stock repurchases under this program was $0.3 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled $800 million at April 30, 2021, of which $584 million is due in fiscal 2022, with the remainder due thereafter.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $102 million and $59 million of receivables during fiscal 2021 and 2020, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of April 30, 2021 and April 24, 2020, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of April 30, 2021, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of April 30, 2021, we had fixed income debt investments of $67 million. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities, and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 30, 2021 would have resulted in a decrease in the fair value of our fixed-income securities of less than $1 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of April 30, 2021 we have outstanding $2.7 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 9 – Financing Arrangements of the Notes to Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 30, 2021, no amounts were outstanding under the credit facility.

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

Item 8.  Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

	April 30, 2021	April 24, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,529	$2,658
Short-term investments	67	224
Accounts receivable	945	973
Inventories	114	145
Other current assets	346	274
Total current assets	6,001	4,274
Property and equipment, net	525	727
Goodwill	2,039	1,778
Other intangible assets, net	101	44
Other non-current assets	694	699
Total assets	$9,360	$7,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$420	$426
Accrued expenses	970	774
Commercial paper notes	—	522
Short-term deferred revenue and financed unearned services revenue	2,062	1,894
Total current liabilities	3,452	3,616
Long-term debt	2,632	1,146
Other long-term liabilities	650	714
Long-term deferred revenue and financed unearned services revenue	1,941	1,804
Total liabilities	8,675	7,280

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.001 par value, 5 shares authorized; no shares issued or outstanding as of April 30, 2021 or April 24, 2020	—	—
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 222 and 219 shares issued and outstanding as of April 30, 2021 and April 24, 2020, respectively	504	284
Retained earnings	211	—
Accumulated other comprehensive loss	(30)	(42)
Total stockholders' equity	685	242
Total liabilities and stockholders' equity	$9,360	$7,522

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Revenues:
Product	$2,991	$2,995	$3,755
Software support	1,281	1,034	946
Hardware support and other services	1,472	1,383	1,445
Net revenues	5,744	5,412	6,146
Cost of revenues:
Cost of product	1,432	1,368	1,752
Cost of software support	95	48	35
Cost of hardware support and other services	402	373	414
Total cost of revenues	1,929	1,789	2,201
Gross profit	3,815	3,623	3,945
Operating expenses:
Sales and marketing	1,744	1,585	1,657
Research and development	881	847	827
General and administrative	257	263	278
Restructuring charges	42	21	35
Acquisition-related expense	16	—	—
Gain on sale or derecognition of assets	(156)	(38)	(73)
Total operating expenses	2,784	2,678	2,724
Income from operations	1,031	945	1,221
Other (expense) income, net	(69)	(1)	47
Income before income taxes	962	944	1,268
Provision for income taxes	232	125	99
Net income	$730	$819	$1,169
Net income per share:
Basic	$3.29	$3.56	$4.60
Diluted	$3.23	$3.52	$4.51
Shares used in net income per share calculations:
Basic	222	230	254
Diluted	226	233	259

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Net income	$730	$819	$1,169
Other comprehensive income:
Foreign currency translation adjustments	15	(8)	(7)
Defined benefit obligations:
Defined benefit obligation adjustments	(3)	3	(2)
Reclassification adjustments related to defined benefit obligations	—	(2)	(2)
Income tax effect	—	1	1
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	—	22	36
Reclassification adjustments for gains included in net income	—	(14)	—
Unrealized gains (losses) on cash flow hedges:
Unrealized holding (losses) gains arising during the period	(11)	5	2
Reclassification adjustments for losses (gains) included in net income	11	(6)	(1)
Other comprehensive income	12	1	27
Comprehensive income	$742	$820	$1,196

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Cash flows from operating activities:
Net income	$730	$819	$1,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207	193	197
Non-cash operating lease cost	52	51	—
Stock-based compensation	197	153	158
Deferred income taxes	(6)	(17)	(3)
Gain on sale or derecognition of assets	(156)	(38)	(73)
Other items, net	24	1	2
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	62	238	(185)
Inventories	31	(14)	(9)
Other operating assets	(60)	84	(73)
Accounts payable	(11)	(117)	(57)
Accrued expenses	134	(177)	42
Deferred revenue and financed unearned services revenue	193	54	343
Long-term taxes payable	(57)	(163)	(164)
Other operating liabilities	(7)	(7)	(6)
Net cash provided by operating activities	1,333	1,060	1,341
Cash flows from investing activities:
Purchases of investments	(5)	(13)	(41)
Maturities, sales and collections of investments	165	1,383	917
Purchases of property and equipment	(162)	(124)	(173)
Proceeds from sale of properties	371	96	—
Acquisitions of businesses, net of cash acquired	(350)	(73)	(3)
Other investing activities, net	2	—	4
Net cash provided by investing activities	21	1,269	704
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	98	102	121
Payments for taxes related to net share settlement of stock awards	(42)	(79)	(96)
Repurchase of common stock	(125)	(1,411)	(2,111)
(Repayments of) proceeds from commercial paper notes, original maturities of three months or less, net	(420)	172	(136)
Issuances of debt, net of issuance costs	2,057	111	—
Repayments and extinguishment of debt	(689)	(410)	—
Dividends paid	(427)	(439)	(403)
Other financing activities, net	(8)	(6)	(6)
Net cash provided by (used in) financing activities	444	(1,960)	(2,631)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	71	(34)	(30)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,869	335	(616)
Cash, cash equivalents and restricted cash:
Beginning of period	2,666	2,331	2,947
End of period	$4,535	$2,666	$2,331

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 27, 2018	263	$2,355	$(9)	$(70)	$2,276
Cumulative-effect of adoption of ASU 2016-16	—	—	(51)	—	(51)
Net income	—	—	1,169	—	1,169
Other comprehensive income	—	—	—	27	27
Issuance of common stock under employee stock award plans, net of taxes	6	25	—	—	25
Repurchase of common stock	(29)	(1,002)	(1,109)	—	(2,111)
Stock-based compensation	—	158	—	—	158
Cash dividends declared ($1.60 per common share)	—	(403)	—	—	(403)
Balances, April 26, 2019	240	1,133	—	(43)	1,090
Cumulative-effect of adoption of ASC 842	—	—	6	—	6
Net income	—	—	819	—	819
Other comprehensive income	—	—	—	1	1
Issuance of common stock under employee stock award plans, net of taxes	4	23	—	—	23
Repurchase of common stock	(25)	(625)	(786)	—	(1,411)
Stock-based compensation	—	153	—	—	153
Cash dividends declared ($1.92 per common share)	—	(400)	(39)	—	(439)
Balances, April 24, 2020	219	284	—	(42)	242
Net income	—	—	730	—	730
Other comprehensive income	—	—	—	12	12
Issuance of common stock under employee stock award plans, net of taxes	5	56	—	—	56
Repurchase of common stock	(2)	(3)	(122)	—	(125)
Stock-based compensation	—	197	—	—	197
Cash dividends declared ($1.92 per common share)	—	(30)	(397)	—	(427)
Balances, April 30, 2021	222	$504	$211	$(30)	$685

See accompanying notes to consolidated financial statements.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business — NetApp, Inc. (we, us, or the Company) is a global cloud-led, data-centric software company that provides organizations the ability to manage and share their data across on-premises, private and public clouds. We provide a full range of enterprise-class software, systems and services solutions that customers use to modernize their infrastructures, build next generation data centers and harness the power of hybrid clouds.

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2021, ending on April 30, 2021 is a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter. Fiscal year 2020, which ended on April 24, 2020, and fiscal year 2019, which ended on April 26, 2019 were both 52-week years. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months and periods of those fiscal years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Accounting Changes

In June 2016, the FASB issued an accounting standards update on the measurement of credit losses on financial instruments. The standard introduces a new model for measuring and recognizing credit losses on financial instruments, requiring financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires that credit losses be recorded through an allowance for credit losses. On April 25, 2020, we adopted the standard with no material impact to our consolidated financial statements.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, including impacts from the COVID-19 pandemic, the anticipated effects of which have been incorporated, as applicable, into management’s estimates as of and for the year ended April 30, 2021.

Cash Equivalents — We consider all highly liquid debt investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Available-for-Sale Investments — We classify our investments in debt securities as available-for-sale investments. Debt securities primarily consist of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit. These investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of debt securities sold. These investments are recorded in the consolidated balance sheets at fair value.

Unrealized gains and temporary losses, net of related taxes, are included in accumulated other comprehensive income (loss) (AOCI). Upon realization, those amounts are reclassified from AOCI to earnings. The amortization of premiums and discounts on the investments are included in our results of operations. Realized gains and losses are calculated based on the specific identification method.

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

Inventories — Inventories are stated at the lower of cost or net realizable value, which approximates actual cost on a first-in, first-out basis. We write down excess and obsolete inventory based on the difference between the cost of inventory and the estimated net realizable value. Net realizable value is estimated using management’s best estimate of forecasts for future demand and expectations regarding market conditions. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts or circumstances do not result in the restoration or increase in that newly established basis. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our valuation of excess and obsolete inventory.

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

Business Combinations — We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income.

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

Impairment of Long-Lived Assets — We review the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates that there is an impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) expected future cash flows utilizing a discount rate. Our estimates regarding future anticipated cash flows, the remaining economic life of the products and technologies, or both, may differ from those used to assess the recoverability of assets. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in charges to our consolidated statements of income when such determinations are made.

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

Cash Flow Hedges — We utilize foreign currency exchange forward contracts to hedge foreign currency exchange exposures related to forecasted sales transactions denominated in certain foreign currencies. These derivative instruments are designated and qualify as cash flow hedges and, in general, closely match the underlying forecasted transactions in duration. The effective portion of the contracts’ gains and losses resulting from changes in fair value is recorded in AOCI until the forecasted transaction is recognized in the consolidated statements of income. When the forecasted transactions occur, we reclassify the related gains or losses on the cash flow hedges into net revenues. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from AOCI and recognized immediately in earnings. We measure the effectiveness of hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated foreign currency exchange forward purchase contracts with the fair values of the forecasted transactions.

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

Our contracts with customers may include hardware systems, software licenses, software support, hardware support and other services. Software support contracts entitle our customers to receive unspecified upgrades and enhancements on a when-and-if-available basis, and patch releases. Hardware support services include contracts for extended warranty and technical support with minimum response times. Other services include professional services and customer education and training services.

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

If a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are distinct. If they are not, we combine the goods and services until we have a distinct performance obligation. A configured storage system inclusive of the operating system (OS) software essential to its functionality is considered a single performance obligation, while optional add-on software is a separate performance obligation. In general, hardware support, software support, and different types of professional services are each separate performance obligations.

In certain instances, we enter into enterprise license agreements (ELAs) with our customers which transfer to them the right to deploy an unlimited or capped number of OS or optional add-on software licenses and obligate us to provide software support through the ELA term. In general, we treat the software license component and software support component of ELAs as separate performance obligations.

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

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price by maximizing the use of observable inputs including pricing strategy, market data, internally-approved pricing guidelines related to the performance obligations and other observable inputs. We regularly review standalone selling prices and maintain internal controls over the establishment and updates of these estimates. Variable consideration is also allocated to the performance obligations. If the terms of variable consideration relate to one performance obligation, it is entirely allocated to that obligation. Otherwise, it is allocated to all the performance obligations in the contract.

We typically recognize revenue at a point in time upon the transfer of goods to a customer. Products we transfer at a point in time include our configured hardware systems, OS software licenses, optional add-on software licenses and add-on hardware. Services are typically transferred over time and revenue is recognized based on an appropriate method for measuring our progress toward completion of the performance obligation. Our stand-ready services, including both hardware and software support, are transferred ratably over the period of the contract. For other services such as our fixed professional services contracts, we use an input method to determine the percentage of completion. That is, we estimate the effort to date versus the expected effort required over the life of the contract.

Deferred Commissions — We capitalize sales commissions that are incremental direct costs of obtaining customer contracts for which revenue is not immediately recognized and classify them as current or non-current based on the terms of the related contracts. Capitalized commissions are amortized based on the transfer of goods or services to which they relate, typically over one to three years, and are also periodically reviewed for impairment. Amortization expense is recorded to sales and marketing expense in our consolidated statements of income.

Leases — We determine if an arrangement is or contains a lease at inception, and we classify leases as operating or finance leases at commencement. In our consolidated balance sheets, operating lease right-of-use (ROU) assets are included in other non-current assets, while finance lease ROU assets are included in property and equipment, net. Lease liabilities for both types of leases are included in accrued expenses and other long-term liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over that term.

Operating and finance lease ROU assets and liabilities are recognized at commencement based on the present value of lease payments over the lease term. ROU assets also include any lease payments made prior to lease commencement and exclude lease incentives. The lease term is the noncancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. As the rate implicit in our leases is typically not readily determinable, in computing the present value of lease payments we generally use our incremental borrowing rate based on information available at the commencement date. Variable lease payments not dependent on an index or rate are expensed as incurred and not included within the calculation of ROU assets and lease liabilities. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We do not separate non-lease components from lease components for any class of leases, and we do not recognize ROU assets and lease liabilities for leases with a lease term of twelve months or less.

Foreign Currency Translation — For international subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded in AOCI. For international subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in other (expense) income, net.

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

The fair value of time-based RSUs, and PBRSUs that include a market condition, is not remeasured as a result of subsequent stock price fluctuations. When there is a change in management’s estimate of expected achievement relative to the performance target for PBRSUs that include a performance condition, such as our achievement against a cumulative Adjusted Operating Income target, the change in estimate results in the recognition of a cumulative adjustment of stock-based compensation expense.

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

We recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line on the accompanying consolidated statements of income.

Net Income per Share — Basic net income per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed giving effect to the weighted-average number of dilutive potential shares that were outstanding during the period using the treasury stock method. Potential dilutive common shares consist primarily of outstanding stock options, shares to be purchased under our employee stock purchase plan and unvested RSUs.

Treasury Stock — We account for treasury stock under the cost method. Upon the retirement of treasury stock, we allocate the value of treasury shares between common stock, additional paid-in capital and retained earnings.

2. Recent Accounting Pronouncements

Although there are several new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements had or will have a material impact on our consolidated financial position, operating results or disclosures.

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

4. Business Combinations

Fiscal 2021 Acquisitions

Cloud Jumper Corporation Acquisition

On April 28, 2020, we acquired all the outstanding shares of privately-held Cloud Jumper Corporation (Cloud Jumper), a provider of virtual desktop infrastructure and remote desktop services solutions based in North Carolina, for $34 million in cash.

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

The acquisition date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Amount
Cash	$24
Intangible assets	84
Goodwill	249
Other assets	6
Total assets acquired	363
Liabilities assumed	(23)
Total purchase price	$340

The components of the Spot intangible assets acquired were as follows (in millions, except useful life):

		Estimated useful life
	Amount	(years)
Developed technology	$53	5
Customer contracts/relationships	28	5
Trade name	3	3
Total intangible assets	$84

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

The results of operations related to the acquisition of both Spot and Cloud Jumper have been included in our consolidated statements of income from their respective acquisition dates. Pro forma results of operations have not been presented because the impact from these acquisitions would not have been material to our consolidated results of operations for each of the fiscal years ended April 30, 2021 and April 24, 2020.

Fiscal 2020 Acquisitions

Talon Storage Solutions, Inc. Acquisition

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

Cognigo Research Ltd. Acquisition

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

5. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 26, 2019	$1,735
Additions	43
Balance as of April 24, 2020	1,778
Additions	261
Balance as of April 30, 2021	$2,039

We derecognized goodwill during fiscal 2019 in connection with our contribution of a group of assets to a newly formed joint venture with Lenovo in exchange for a non-controlling ownership interest in the new entity. Refer to Note 6 – Supplemental Financial Information for additional details.

Purchased intangible assets, net are summarized below (in millions):

	April 30, 2021			April 24, 2020
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$215	$(147)	$68	$192	$(152)	$40
Customer contracts/relationships	38	(8)	30	4	—	4
Other purchased intangibles	3	—	3	—	—	—
Total purchased intangible assets	$256	$(155)	$101	$196	$(152)	$44

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statements of
	April 30, 2021	April 24, 2020	April 26, 2019	Income Classifications
Developed technology	$41	$39	$36	Cost of revenues
Customer contracts/relationships	8	—	10	Operating expenses
Total	$49	$39	$46

As of April 30, 2021, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2022	$36
2023	29
2024	17
2025	16
2026	3
Total	$101

6. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our consolidated statements of cash flows:

	April 30, 2021	April 24, 2020
Cash and cash equivalents	$4,529	$2,658
Restricted cash	6	8
Cash, cash equivalents and restricted cash	$4,535	$2,666

Inventories (in millions):

	April 30, 2021	April 24, 2020
Purchased components	$22	$28
Finished goods	92	117
Inventories	$114	$145

Property and equipment, net (in millions):

	April 30, 2021	April 24, 2020
Land	$46	$103
Buildings and improvements	356	597
Leasehold improvements	83	89
Computer, production, engineering and other equipment	869	802
Computer software	305	359
Furniture and fixtures	93	106
Construction-in-progress	46	32
	1,798	2,088
Accumulated depreciation and amortization	(1,273)	(1,361)
Property and equipment, net	$525	$727

In April 2021, we announced the sale of our corporate headquarters located in Sunnyvale, California, consisting primarily of land, buildings and improvements, for cash proceeds of $365 million. The assets sold had a net book value totaling $210 million. To facilitate an orderly transition to a new location, we executed short-term lease agreements with the buyer to lease back these properties. The agreed lease payments were below market rates and as a result we recognized an asset of $7 million for the difference between the fair value of the leases and the agreed lease payments. The cash proceeds, less direct selling costs, plus the fair value of the below-market leases, resulted in a net gain on the sale of these properties of $156 million.

In September 2017, we entered into an agreement to sell certain land and buildings located in Sunnyvale, California through two separate and independent closings. The first closing occurred in fiscal 2018. On August 26, 2019, the second closing occurred and we consummated the sale of the land, with a net book value of $53 million, and received cash proceeds of $96 million, resulting in a gain, net of direct selling costs, of $38 million.

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Depreciation and amortization expense	$158	$154	$150

Other non-current assets (in millions):

	April 30, 2021	April 24, 2020
Deferred tax assets	$219	$220
Operating lease ROU assets	114	137
Other assets	361	342
Other non-current assets	$694	$699

During fiscal 2019, we formed a joint venture with Lenovo (Beijing) Information Technology Ltd. (“Lenovo”) in China and, in February 2019, contributed assets to the newly formed entity, Lenovo NetApp Technology Limited (“LNTL”), in exchange for a non-controlling 49% equity interest. The group of assets we contributed and derecognized met the definition of a business and included cash, fixed assets, customer relationships and an allocation of goodwill, with an aggregate book value of $7 million. The fair value of our equity interest in LNTL of $80 million, based on discounted cash flows, resulted in a non-cash gain of $73 million. We accounted for our ownership interest as an equity method investment and have presented it in other non-current assets on our consolidated balance sheets. The book value of our investment as of April 30, 2021 and April 24, 2020 was $71 million and $67 million, respectively. The book value as of April 24, 2020 reflected a $10 million other-than-temporary impairment charge recorded to other (expense) income, net in the fourth quarter of fiscal 2020 attributable to a decline in growth rate projections for LNTL, in part due to the COVID-19 pandemic.

LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. It will also endeavor to localize our products and services, and to develop new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

Accrued expenses (in millions):

	April 30, 2021	April 24, 2020
Accrued compensation and benefits	$505	$322
Product warranty liabilities	21	26
Operating lease liabilities	49	51
Other current liabilities	395	375
Accrued expenses	$970	$774

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

The following tables summarize the activity related to product warranty liabilities and their balances as reported in our consolidated balance sheets (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Balance at beginning of period	$41	$40	$40
Expense accrued during the period	13	26	22
Warranty costs incurred	(22)	(25)	(22)
Balance at end of period	$32	$41	$40

	April 30, 2021	April 24, 2020
Accrued expenses	$21	$26
Other long-term liabilities	11	15
Total warranty liabilities	$32	$41

Warranty expense accrued during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	April 30, 2021	April 24, 2020
Liability for uncertain tax positions	$127	$136
Income taxes payable	351	399
Product warranty liabilities	11	15
Operating lease liabilities	71	93
Other liabilities	90	71
Other long-term liabilities	$650	$714

Other (expense) income, net (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Interest income	$9	$48	$88
Interest expense	(74)	(55)	(58)
Other income, net	(4)	6	17
Other (expense) income, net	$(69)	$(1)	$47

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 10 – Leases. Non-cash investing and other supplemental cash flow information are presented below:

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$15	$15	$9
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$338	$276	$205
Interest paid	$57	$50	$53

7. Revenue

Disaggregation of revenue

Product revenues include the sale of our hardware and software solutions across our entire product set, including All-Flash FAS, SolidFire, EF-series, Hybrid FAS, E-series, NetApp HCI, and StorageGrid. In addition to the sale of our products and solutions, we provide a variety of services to our customers, including software support, hardware support and other services including professional services, and customer education and training. Revenues generated by our Public Cloud Services (formerly referred to as Cloud Data Services) offerings, are included in software support revenues.

The following table depicts the disaggregation of revenue by our products and services (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Product revenues	$2,991	$2,995	$3,755
Software support revenues	1,281	1,034	946
Hardware support and other services revenues	1,472	1,383	1,445
Hardware support contracts	1,195	1,142	1,182
Professional and other services	277	241	263
Net revenues	$5,744	$5,412	$6,146

Revenues by geographic region are presented in Note 16 – Segment, Geographic, and Significant Customer Information.

Deferred revenue and financed unearned services revenue:

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our consolidated balance sheets (in millions):

	April 30, 2021	April 20, 2020
Deferred product revenue	$59	$75
Deferred services revenue	3,873	3,567
Financed unearned services revenue	71	56
Total	$4,003	$3,698

Reported as:
Short-term	$2,062	$1,894
Long-term	1,941	1,804
Total	$4,003	$3,698

Deferred product revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria. Deferred services revenue represents customer payments made in advance for services, which include software and hardware support contracts and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 18 – Commitments and Contingencies for additional information related to these arrangements.

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Year Ended
	April 30, 2021	April 20, 2020
Balance at beginning of period	$3,698	$3,668
Additions	3,191	2,513
Revenue recognized during the period	(2,886)	(2,483)
Balance at end of period	$4,003	$3,698

During the years ended April 30, 2021 and April 24, 2020, we recognized $1,894 million and $1,822 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of April 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $4,003 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 52% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 24% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following tables summarize the activity related to deferred commissions and their balances as reported in our consolidated balance sheets (in millions):

	Year Ended
	April 30, 2021	April 24, 2020
Balance at beginning of period	$156	$172
Additions	142	79
Expense recognized during the period	(101)	(95)
Balance at end of period	$197	$156

	April 30, 2021	April 24, 2020
Other current assets	$86	$67
Other non-current assets	111	89
Total deferred commissions	$197	$156

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

Investments

The following is a summary of our investments at their cost or amortized cost for the years ended April 30, 2021 and April 24, 2020 (in millions):

	April 30, 2021	April 24, 2020
Corporate bonds	$58	$155
U.S. Treasury and government debt securities	8	68
Certificates of deposit	61	158
Mutual funds	40	33
Total debt and equity securities	$167	$414

The fair value of our investments approximates their cost or amortized cost for both periods presented.

During fiscal 2020, we sold approximately $1.0 billion of corporate bonds held by foreign subsidiaries and recognized a gain on sale of $14 million, which is presented in other (expense) income, net on our consolidated statement of income.

The following table presents the contractual maturities of our debt investments as of April 30, 2021 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$102	$102
Due after one year through five years	20	21
Due after five years through ten years	5	5
	$127	$128

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 30, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$4,468	$4,468	$—
Corporate bonds	59	—	59
U.S. Treasury and government debt securities	8	4	4
Certificates of deposit	61	—	61
Total cash, cash equivalents and short-term investments	$4,596	$4,472	$124
Other items:
Mutual funds (1)	$8	$8	$—
Mutual funds (2)	$32	$32	$—
Foreign currency exchange contracts assets (1)	$9	$—	$9
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

	April 24, 2020
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$2,500	$2,500	$—
Corporate bonds	156	—	156
U.S. Treasury and government debt securities	68	44	24
Certificates of deposit	158	—	158
Total cash, cash equivalents and short-term investments	$2,882	$2,544	$338
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$27	$27	$—
Foreign currency exchange contracts assets (1)	$4	$—	$4
Foreign currency exchange contracts liabilities (3)	$(2)	$—	$(2)

(1)	Reported as other current assets in the consolidated balance sheets
(2)	Reported as other non-current assets in the consolidated balance sheets
(3)	Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of April 30, 2021 and April 24, 2020, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of April 30, 2021 and April 24, 2020, the fair value of our long-term debt was approximately $2,736 million and $1,176 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

9. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	April 30, 2021	April 24, 2020
3.375% Senior Notes Due June 2021	3.54%	$—	$500
3.25% Senior Notes Due December 2022	3.43%	250	250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	—
2.375% Senior Notes Due June 2027	2.51%	550	—
2.70% Senior Notes Due June 2030	2.81%	700	—
Total principal amount		2,650	1,150
Unamortized discount and issuance costs		(18)	(4)
Total senior notes		$2,632	$1,146

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

Our 3.30% Senior Notes, with a principal amount of $400 million, were issued in September 2017 with interest paid semi-annually in March and September. Our 3.25% Senior Notes, with a principal amount of $250 million, were issued in December 2012 with interest paid semi-annually in June and December. .

Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness

On July 27, 2020, we extinguished our 3.375% Senior Notes due June 2021 for an aggregate cash redemption price of $513 million, plus accrued and unpaid interest. As part of the debt extinguishment, we recognized a loss of $14 million during the first quarter of fiscal year 2021, which includes a cash redemption premium of $13 million and the write-off of unamortized discount and issuance costs totaling $1 million. The loss on extinguishment of debt is included in other (expense) income, net in our consolidated statement of income for the year ended April 30, 2021.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 30, 2021, we were in compliance with all covenants associated with the Senior Notes.

As of April 30, 2021, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2022	$—
2023	250
2024	—
2025	400
2026	750
Thereafter	1,250
Total	$2,650

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. While no commercial paper notes were outstanding as of April 30, 2021, we had commercial paper notes outstanding with an aggregate principal amount of $523 million, a weighted-average interest rate of 2.01%, and maturities primarily less than three months as of April 24, 2020. During fiscal year 2021, we received proceeds of $75 million from the issuance, and made repayments of $176 million for the settlement, of commercial paper notes with original maturities greater than three months. During fiscal 2020, we received proceeds of $111 million from the issuance, and made repayments of $10 million for the settlement, of commercial paper notes with original maturities greater than three months.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 30, 2021, we were compliant with all associated covenants in the agreement.  No amounts were drawn against this credit facility during any of the periods presented.

10. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of April 30, 2021, have remaining lease terms of up to 15 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of April 30, 2021, have remaining lease terms of up to 4 years. As of April 30, 2021, our automobile leases have remaining lease terms of up to 5 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

In June 2020, we entered into a build-to-suit lease agreement for an office building with future undiscounted payments of approximately $67 million. Because the Company does not control the underlying asset during the construction period, the Company is not considered the owner of the asset under construction for accounting purposes. The lease will commence upon completion of the construction of the office building which is expected to be in the third quarter of fiscal 2022. The initial term of the lease is twenty years with options to renew the lease during the lease term. A ROU asset and related lease liability will be measured and recognized in our financial statements in the period the lease commences.

In April 2021, we entered into a lease for our new corporate headquarters located in San Jose, California, which is comprised of approximately three hundred thousand square feet of office space and requires future minimum undiscounted payments of approximately $180 million over the initial 11-year lease term. The lease agreement also provides us two successive renewal options, each for five years. A ROU asset and related lease liability will be measured and recognized in our financial statements upon lease commencement in the first quarter of fiscal 2022.

The components of lease cost related to our operating leases were as follows (in millions):

	Year Ended
	April 30, 2021	April 24, 2020
Operating lease cost	$55	$55
Variable lease cost	11	16
Total lease cost	$66	$71

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Year Ended
	April 30, 2021	April 24, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$57	$56
Right-of-use assets obtained in exchange for new operating lease obligations	$31	$41

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	April 30, 2021	April 24, 2020
Other non-current assets	$114	$137
Total operating lease ROU assets	$114	$137

Accrued expenses	$49	$51
Other long-term liabilities	71	93
Total operating lease liabilities	$120	$144

Weighted Average Remaining Lease Term	3.4 years	3.9 years

Weighted Average Discount Rate	2.9%	2.7%

Future minimum operating lease payments as of April 30, 2021, which exclude the undiscounted payments for the aforementioned build-to-suit and corporate headquarters leases to commence in fiscal 2022, are as follows (in millions):

Fiscal Year	Operating Leases
2022	$52
2023	34
2024	21
2025	10
2026	8
Thereafter	4
Total lease payments	129
Less: Interest	(9)
Total	$120

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

 As of April 30, 2021, 18 million shares were available for grant under the Plan.

Stock Options

Less than 1 million stock options were outstanding as of April 30, 2021 and April 24, 2020.

Additional information related to our stock options is summarized below (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Intrinsic value of exercises	$11	$5	$31
Proceeds received from exercises	$8	$4	$25
Fair value of options vested	$5	$1	$2

Restricted Stock Units

In fiscal 2021, 2020 and 2019, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate one, two or three year performance period, which began on the date specified in the grant agreement and typically ends on the last day of the first, second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle most of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For most of the PBRSUs granted in fiscal 2021 and half of the PBRSUs granted in fiscal 2020 and 2019, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. For the remaining PBRSUs granted in fiscal 2020 and 2019, the number of shares issued will depend upon our achievement against a cumulative Adjusted Operating Income (AOI) target, as defined in the grant agreements, for the three-year periods from fiscal 2020 through 2022 and fiscal 2019 through 2021, respectively. The fair values of these AOI PBRSUs were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of all PBRSUs granted in fiscal 2021, 2020 and 2019 was $27 million, $18 million and $24 million, respectively, and these amounts are being recognized to expense over the shorter of the remaining applicable performance or service periods.

As of April 30, 2021, April 24, 2020 and April 26, 2019, there were approximately 1 million PBRSUs outstanding.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 27, 2018	9	$32.91
Granted	3	$63.40
Vested	(3)	$32.02
Forfeited	(1)	$36.61
Outstanding as of April 26, 2019	8	$45.68
Granted	4	$51.39
Vested	(4)	$38.87
Forfeited	(1)	$48.30
Outstanding as of April 24, 2020	7	$51.40
Granted	6	$42.46
Vested	(3)	$44.74
Forfeited	(1)	$51.20
Outstanding as of April 30, 2021	9	$47.75

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Shares withheld for taxes	1	1	1
Fair value of shares withheld	$42	$79	$96

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 12, 2019, the ESPP was amended to increase the shares reserved for issuance by 2 million shares of common stock. As of April 30, 2021, 5 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Shares issued under the ESPP	2	2	3
Proceeds from issuance of shares	$90	$98	$96

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of income as follows (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Cost of product revenues	$4	$3	$4
Cost of hardware support and other services revenues	10	10	10
Sales and marketing	92	66	67
Research and development	64	53	48
General and administrative	27	21	29
Total stock-based compensation expense	$197	$153	$158
Income tax benefit for stock-based compensation	$17	$15	$15

As of April 30, 2021, total unrecognized compensation expense related to our equity awards was $333 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.2 years.

Valuation Assumptions

The valuation of RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
RSUs:
Risk-free interest rate	0.2%	1.7%	2.6%
Expected dividend yield	4.4%	2.9%	2.4%
Weighted-average fair value per share granted	$42.46	$51.39	$63.40

ESPP:
Expected term in years	1.2	1.2	1.2
Risk-free interest rate	0.2%	2.0%	2.6%
Expected volatility	47%	33%	31%
Expected dividend yield	4.4%	3.1%	2.4%
Weighted-average fair value per right granted	$10.08	$10.15	$18.07

Stock Repurchase Program

As of April 30, 2021, our Board of Directors had authorized the repurchase of up to $13.6 billion of our common stock under our stock repurchase program, and on May 28, 2021 authorized an additional $500 million. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. In March 2020, we suspended our repurchases under the program due to the economic impact of the COVID-19 pandemic. We reinitiated our stock repurchase program during the third quarter of fiscal year 2021.

The following table summarizes activity related to this program (in millions, except per share amounts):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Number of shares repurchased	2	25	29
Average price per share	$67.61	$56.34	$72.87
Stock repurchases allocated to additional paid-in capital	$3	$625	$1,002
Stock repurchases allocated to retained earnings	$122	$786	$1,109
Remaining authorization at end of period	$352	$477	$1,889

Since the May 13, 2003 inception of our stock repurchase program through April 30, 2021, we repurchased a total of 340 million shares of our common stock at an average price of $39.02 per share, for an aggregate purchase price of $13.3 billion.

Preferred Stock

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our fiscal 2021, 2020 and 2019 activities related to dividends on our common stock (in millions, except per share amounts).

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Dividends per share declared	$1.92	$1.92	$1.60
Dividend payments allocated to additional paid-in capital	$30	$400	$403
Dividend payments allocated to retained earnings	$397	$39	$-

On May 28, 2021, we declared a cash dividend of $0.50 per share of common stock, payable on July 28, 2021 to shareholders of record as of the close of business on July 9, 2021. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 27, 2018	$(27)	$—	$(43)	$—	$(70)
OCI before reclassifications, net of tax	(7)	(2)	36	2	29
Amounts reclassified from AOCI, net of tax	—	(1)	—	(1)	(2)
Total OCI	(7)	(3)	36	1	27
Balance as of April 26, 2019	(34)	(3)	(7)	1	(43)
OCI before reclassifications, net of tax	(8)	3	22	5	22
Amounts reclassified from AOCI, net of tax	—	(1)	(14)	(6)	(21)
Total OCI	(8)	2	8	(1)	1
Balance as of April 24, 2020	(42)	(1)	1	—	(42)
OCI before reclassifications, net of tax	15	(3)	—	(11)	1
Amounts reclassified from AOCI, net of tax	—	—	—	11	11
Total OCI	15	(3)	—	—	12
Balance as of April 30, 2021	$(27)	$(4)	$1	$—	$(30)

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended			Statements of Income
	April 30, 2021	April 24, 2020	April 26, 2019	Classification
Recognized gains on defined benefit obligations	$—	$(2)	$(2)	Operating expenses
Realized gains on available-for-sale securities	—	(14)	—	Other (expense) income, net
Realized losses (gains) on cash flow hedges	11	(6)	(1)	Net revenues
Total reclassifications	$11	$(22)	$(3)

12. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of our agreements with them. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 30, 2021 or April 24, 2020. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 30, 2021	April 24, 2020
Cash Flow Hedges
Forward contracts purchased	$167	$124
Balance Sheet Contracts
Forward contracts sold	$497	$254
Forward contracts purchased	$117	$108

The effect of cash flow hedges recognized in net revenues is presented in the consolidated statements of comprehensive income and Note 11 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other (expense) income, net on our consolidated statements of income was as follows (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
	Gain Recognized into Income
Foreign currency exchange contracts	$20	$—	$15

13. Restructuring Charges

In the second quarter of fiscal year 2021, we committed to a restructuring plan (the August 2020 Plan) to optimize our business and fund our biggest opportunities. In connection with the plan, we reduced our global workforce by approximately 5%. Charges related to the plan consisted primarily of employee severance-related costs. Substantially all activities under the plan have been completed.

In the first quarter of fiscal year 2021, we executed a restructuring plan (the May 2020 Plan) to reduce costs and redirect resources to our highest return activities, which included a reduction in our global workforce by less than 1%. Charges related to the plan consisted primarily of employee severance-related costs. Substantially all activities under the plan have been completed.

Management has previously approved several restructuring actions, including the May 2019 Plan, April 2019 Plan, May 2018 Plan and November 2016 Plan, under which we reduced our global workforce by approximately 2%, approximately 1%, less than 2%, and 6%, respectively. Charges related to these restructuring plans consisted primarily of employee severance-related costs. Substantially all activities under the May 2019 Plan were complete as of the end of fiscal 2020, and substantially all activities under the April 2019 Plan were complete as of the end of fiscal 2020. Substantially all activities under the November 2016 Plan and the May 2018 Plan were complete as of the end of fiscal 2018 and 2019, respectively.

Activities related to our restructuring plans are summarized as follows (in millions):

Total
Balance as of April 27, 2018	$6
Net charges	35
Cash payments	(22)
Balance as of April 26, 2019	19
Net charges	21
Cash payments	(35)
Other	(4)
Balance as of April 24, 2020	1
Net charges	42
Cash payments	(42)
Balance as of April 30, 2021	$1

Upon adoption of the new lease accounting standard in the first quarter of fiscal 2020, the remaining lease-related liabilities associated with the November 2016 Plan were recognized as a reduction to the lease right-of-use asset recorded at transition.

Liabilities for our restructuring activities are included in accrued expenses in our consolidated balance sheets.

14. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Domestic	$433	$379	$678
Foreign	529	565	590
Total	$962	$944	$1,268

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Current:
Federal	$82	$83	$26
State	22	9	27
Foreign	134	50	49
Total current	238	142	102
Deferred:
Federal	6	(26)	35
State	2	(6)	(6)
Foreign	(14)	15	(32)
Total deferred	(6)	(17)	(3)
Provision for income taxes	$232	$125	$99

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Tax computed at federal statutory rate	$202	$198	$266
State income taxes, net of federal benefit	23	10	16
Foreign earnings in lower tax jurisdictions	(26)	(40)	(84)
Stock-based compensation	6	(4)	(19)
Research and development credits	(13)	(16)	(17)
Global minimum tax on intangible income	19	32	22
Transition tax and related reserves	1	15	(5)
Tax charge from integration of acquired companies	35	—	—
Resolution of income tax matters (1)	(6)	(61)	(48)
Non-taxable gain on joint venture formation	—	—	(14)
Domestic production activities deduction	—	—	(13)
Other	(9)	(9)	(5)
Provision for income taxes	$232	$125	$99

(1)

During fiscal 2021, we recognized a tax benefit related to the lapse of statutes of limitations for certain issues on our fiscal 2016 and 2017 federal income tax returns. During fiscal 2020, we recognized a tax benefit related to the lapse of statutes of limitations on our fiscal 2014 and 2015 federal income tax returns. During fiscal 2019, the Internal Revenue Service completed the examination of our fiscal 2012 to fiscal 2013 federal income tax returns, and we recognized a tax benefit attributable to the effective settlement and the release of related tax reserves.

  The components of our deferred tax assets and liabilities are as follows (in millions):

	April 30, 2021	April 24, 2020
Deferred tax assets:
Reserves and accruals	$65	$72
Net operating loss and credit carryforwards	115	113
Stock-based compensation	18	15
Deferred revenue	226	242
Other	20	14
Gross deferred tax assets	444	456
Valuation allowance	(107)	(104)
Deferred tax assets, net of valuation allowance	337	352
Deferred tax liabilities:
Prepaids and accruals	51	49
Acquired intangibles	28	40
Property and equipment	31	33
Other	24	20
Total deferred tax liabilities	134	142
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$203	$210

 The valuation allowance increased by $3 million in fiscal 2021. The increase is mainly attributable to corresponding changes in deferred tax assets, primarily certain state tax credit carryforwards.

As of April 30, 2021, we have federal net operating loss and tax credit carryforwards of approximately $6 million and $1 million, respectively. In addition, we have gross state net operating loss and tax credit carryforwards of $23 million and $130 million, respectively. The majority of the state credit carryforwards are California research credits which are offset by a valuation allowance as we believe it is more likely than not that these credits will not be utilized. We also have $1 million of foreign net operating losses, and $28 million of foreign tax credit carryforwards where the majority is generated by our Dutch subsidiary which are fully offset by a valuation allowance. Certain acquired net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The federal, state, and foreign net operating loss carryforwards and credits will expire in various years from fiscal 2022 through 2035. The federal NOLs, California research credit and Dutch foreign tax credit carryforwards do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Balance at beginning of period	$211	$296	$348
Additions based on tax positions related to the current year	7	5	11
Additions for tax positions of prior years	11	1	26
Decreases for tax positions of prior years	—	(10)	(35)
Settlements	(8)	(81)	(54)
Balance at end of period	$221	$211	$296

As of April 30, 2021, we had $221 million of gross unrecognized tax benefits, of which $127 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $126 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We recognized expense for increases to accrued interest and penalties related to unrecognized tax benefits in the income tax provision of approximately $1 million in fiscal 2021, a benefit of $8 million in fiscal 2020 and a benefit of $4 million in fiscal 2019. Accrued interest and penalties of $11 million and $10 million were recorded in the consolidated balance sheets as of April 30, 2021 and April 24, 2020, respectively.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 30, 2021

2016 — 2021	United States — federal income tax
2012 — 2021	United States — state and local income tax
2014 — 2021	Australia
2015 — 2021	Germany
2007 — 2021	India
2014 — 2021	Japan
2017 — 2021	The Netherlands
2016 — 2021	United Kingdom
2016 — 2021	Canada

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

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We do not believe that our Danish subsidiary is liable for such withholding tax and filed an appeal with the Danish Tax Tribunal. In December 2011, the Danish Tax Tribunal issued a ruling in favor of NetApp. The Danish tax examination agency appealed this decision at the Danish High Court (DHC) in March 2012. In February 2016, the DHC requested a preliminary ruling from the Court of Justice of the European Union (CJEU). In March 2018, the Advocate General issued an opinion which was largely in favor of NetApp. The CJEU was not bound by the opinion of the Advocate General and issued its preliminary ruling in February 2019. The CJEU ruling did not preclude the Danish Tax Authorities from imposing withholding tax on distributions based on the benefits of certain European Union directives. On May 3, 2021, the DHC reached a decision resulting in NetApp prevailing on the predominate distribution made in 2005. The smaller distribution made in 2006 was ruled in favor of the Danish Tax Authorities. On May 28, 2021, the Danish Tax Authorities appealed the DHC decision to the Danish Supreme Court. We believe it is more likely than not that our distributions were not subject to withholding tax and we will continue to support our position in the appeals process with the Danish Supreme Court.

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

 As of April 30, 2021, we continue to record a deferred tax liability related to state taxes on unremitted earnings of certain foreign entities. We estimate the unrecognized deferred tax liability related to the earnings we expect to be indefinitely reinvested to be immaterial. We will continue to monitor our plans to indefinitely reinvest undistributed earnings of foreign subsidiaries and will assess the related unrecognized deferred tax liability considering our ongoing projected global cash requirements, tax consequences associated with repatriation and any U.S. or foreign government programs designed to influence remittances.

15. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Numerator:
Net income	$730	$819	$1,169
Denominator:
Shares used in basic computation	222	230	254
Dilutive impact of employee equity award plans	4	3	5
Shares used in diluted computation	226	233	259
Net Income per Share:
Basic	$3.29	$3.56	$4.60
Diluted	$3.23	$3.52	$4.51

 Four million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for each of fiscal 2021 and 2020, while one million potential shares were excluded from the calculations for fiscal 2019, as their inclusion would have been anti-dilutive.

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

Summarized revenues by geographic region based on information from our internal management system and utilized by our Chief Executive Officer, who is considered our Chief Operating Decision Maker, is as follows (in millions):

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
United States, Canada and Latin America (Americas)	$3,097	$2,863	$3,425
Europe, Middle East and Africa (EMEA)	1,775	1,742	1,847
Asia Pacific (APAC)	872	807	874
Net revenues	$5,744	$5,412	$6,146

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $2,784 million, $2,584 million and $3,116 million during fiscal 2021, 2020 and 2019, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 30, 2021	April 24, 2020
U.S.	$2,098	$385
International	2,498	2,497
Total	$4,596	$2,882

 With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 30, 2021	April 24, 2020
U.S.	$340	$540
International	185	187
Total	$525	$727

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
Arrow Electronics, Inc.	24%	25%	24%
Tech Data Corporation	20%	21%	20%

The following customers accounted for 10% or more of accounts receivable:

	April 30, 2021	April 24, 2020
Arrow Electronics, Inc.	10%	13%
Tech Data Corporation	21%	19%

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

	Year Ended
	April 30, 2021	April 24, 2020	April 26, 2019
401(k) matching contributions	$29	$29	$29

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

	April 30, 2021	April 24, 2020
Deferred compensation plan assets	$40	$33
Deferred compensation liabilities reported as:
Accrued expenses	$8	$6
Other long-term liabilities	$32	$27

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

Funded Status

The funded status of our defined benefit plans, which is recognized in other long-term liabilities in our consolidated balance sheets, was as follows (in millions):

	April 30, 2021	April 24, 2020
Fair value of plan assets	$38	$32
Benefit obligations	(72)	(59)
Unfunded obligations	$(34)	$(27)

18. Commitments and Contingencies

    Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of April 30, 2021, we had $576 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 30, 2021 and April 24, 2020, such liability amounted to $15 million and $6 million, respectively, and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of April 30, 2021, we had $224 million in other purchase obligations.

Of the total $800 million in purchase commitments, $584 million is due in fiscal 2022, with the remainder due thereafter.

 Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $102 million, $59 million and $87 million of receivables during fiscal 2021, 2020 and 2019, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of April 30, 2021 and April 24, 2020, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 30, 2021, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

On August 14, 2019, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming as defendants NetApp and certain of our executive officers. The complaint alleges that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, by making materially false or misleading statements with respect to our financial guidance for fiscal 2020, as provided on May 22, 2019. Members of the alleged class are purchasers of the Company’s stock between May 22, 2019 and August 1, 2019, the date we provided revised financial guidance for fiscal 2020. The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of the revised guidance on August 1, 2019. NetApp’s Motion to Dismiss was granted and on February 26, 2021 and the judge entered judgment in favor of NetApp. On March 26, 2021, Plaintiffs filed a notice of appeal. We believe the complaint is without merit and intend to defend the case vigorously.

We are subject to various other legal proceedings and claims that arise in the normal course of business. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights, including claims for alleged patent infringement brought by non-practicing entities. We are currently involved in patent litigations brought by non-practicing entities and other third parties. We believe we have strong arguments that our products do not infringe and/or the asserted patents are invalid, and we intend to vigorously defend against the plaintiffs’ claims. However, there is no guarantee that we will prevail at trial and if a jury were to find that our products infringe, we could be required to pay significant monetary damages, and may cause product shipment delays or stoppages, require us to redesign our products, or require us to enter into royalty or licensing agreements.

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of April 30, 2021 related to such matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Opinion on the Financial Statements

      We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (the "Company") as of April 30, 2021 and April 24, 2020, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended April 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and April 24, 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 21, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

   Certain of the Company’s revenue contracts with customers include multiple promises (such as hardware systems, software licenses, software and hardware support, and other services). The Company typically negotiates contracts with its customers, and while many of these contracts contain standard terms and conditions, certain large enterprises and distributors may have customer specific terms and performance obligations due to the nature of the contracts.

   Pursuant to accounting principles generally accepted in the United States of America, the Company is required to evaluate whether each performance obligation represents goods and services that are distinct. A good or service is distinct where the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and is distinct in the context of the contract, where the transfer of the good or service is separately identifiable from other promises in the contract. The evaluation of performance obligations can require significant judgment and could change the amount of revenue recognized in a given period.

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

June 21, 2021

We have served as the Company's auditor since 1995.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetApp, Inc.

Opinion on Internal Control over Financial Reporting

     We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the “Company”) as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2021 of the Company and our report dated June 21, 2021, expressed an unqualified opinion on those financial statements.

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

June 21, 2021

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

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2021, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 30, 2021, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Disclosure Pursuant to Section 13(r) of the Exchange Act

This disclosure is made pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 which added subsection (r) to Section 13 of the Exchange Act (Section 13(r)). Section 13(r) requires an issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in certain activities, transactions or dealings relating to certain countries including Russia. Disclosure of such activities, transactions or dealings is required even when conducted outside the United States by non-U.S. persons in compliance with applicable law, and whether or not such activities are sanctionable under U.S. law.

During the period from April 25, 2020 to April 30, 2020, we filed notifications with the Russian Federal Security Service (“FSB”) for two products.  Those notifications are required under Russian law to qualify our products for importation into, and distribution within, the Russian Federation.  The filing of those notifications with the FSB is specifically authorized under OFAC General License 1B, as amended as of March 2, 2021.

The filing of the production notifications with the FSB is a regulatory compliance procedure required under Russian law for the importation and distribution of our products in Russia.  We have not sold or supplied any goods or services directly or indirectly to the FSB, and we have not derived any revenues from any such notifications to the FSB.

We may, in the future, file additional notifications for our products with the FSB to the extent those product notifications are required under Russian law to qualify the products for importation or distribution in Russia, but only so long as those activities are authorized by OFAC General License 1B or any successor general license or other authorization issued by OFAC.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 30, 2021. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2021 Annual Meeting of Stockholders.

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

Item 11.  Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2021 Annual Meeting of Stockholders.

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

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is as follows:

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	November 26, 2013

3.2	Bylaws of the Company.	8-K	000-27130	3.1	April 30, 2018

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	December 12, 2012

4.2	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	December 12, 2012

4.3	Second Supplemental Indenture dated June 5, 2014 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	June 5, 2014

4.4	Third Supplemental Indenture dated September 29, 2017 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	September 29, 2017

4.5	Fourth Supplemental Indenture, dated June 22, 2020, by and between NetApp, Inc. and U.S. Bank National Association.	8-K	000-27130	4.2	June 22, 2020

4.6	Description of Capital Stock of the Company	—	—	—	—

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	10-Q	000-27130	10.1	August 28, 2014

10.2*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	May 22, 2019

10.3*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective June 20, 2018.	10-Q	000-27130	10.1	August 21, 2018

10.4*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.5*	The Company’s Amended and Restated Employee Stock Purchase Plan, as amended effective July 19, 2018.	DEF 14A	000-27130	Appendix B	August 1, 2018

10.6*	The Company’s Amended and Restated 1995 Stock Incentive Plan. (P)	DEF 14A	000-27130		August 21, 1998

10.7*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan.	10-K	000-27130	10.21	July 8, 2005

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.8*	Form of Stock Issuance Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Restricted Stock).	10-K	000-27130	10.23	July 8, 2005

10.9*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1995 Stock Option Plan (Chairman of the Board or any Board Committee Chairperson).	10-K	000-27130	10.22	July 8, 2005

10.10*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 19, 2018.	DEF 14A	000-27130	Appendix A	August 1, 2018

10.11*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan.	10-Q	000-27130	10.3	November 26, 2013

10.12*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).	10-Q	000-27130	10.4	November 26, 2013

10.13*	Form of Restricted Stock Unit Agreement (Employees) approved for use under the Company’s 1999 Stock option Plan, effective June 2019.	10-K	000-27130	10.14	June 15, 2020

10.14*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).	10-K	000-27130	10.29	July 8, 2005

10.15*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).	10-K	000-27130	10.28	July 8, 2005

10.16*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.17*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.2	February 11, 2019

10.18*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.19	June 15, 2020

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.19*	Form of Restricted Stock Unit Agreement (Performance Based) under the NetApp, Inc. 1999 Stock Option Plan.	8-K	000-27130	10.1	June 26, 2015

10.20*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.2	August 21, 2018

10.21*	Form of Restricted Stock Unit Agreement (Performance-Based) – Adjusted Operating Income approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.3	August 21, 2018

10.22*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.23	June 15, 2020

10.23*	Form of Restricted Stock Unit Agreement (Performance-Based) – Adjusted Operating Income approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.24	June 15, 2020

10.24*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (China).	10-K	000-27130	10.27	July 8, 2005

10.25*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (France).	10-K	000-27130	10.30	July 8, 2005

10.26*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (India).	10-K	000-27130	10.31	July 8, 2005

10.27*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (United Kingdom).	10-K	000-27130	10.32	July 8, 2005

10.28*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Israel).	10-K	000-27130	10.81	June 24, 2008

10.29*	Bycast Inc. 2010 Equity Incentive Plan.	S-8	333-167619	99.1	June 18, 2010

10.30*	Incentive Stock Option Plan of Bycast Inc.	S-8	333-167619	99.2	June 18, 2010

10.31*	SolidFire, Inc. 2010 Stock Incentive Plan.	S-8	333-209570	99.1	February 17, 2016

10.32*	SolidFire, Inc. 2016 Equity Incentive Plan.	S-8	333-209570	99.2	February 17, 2016

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.33*	Outside Director Compensation Policy (effective September 1, 2018) of the Company.	10-Q	000-27130	10.1	February 11, 2019

10.34	NetApp, Inc. Executive Retiree Health Plan, as amended and restated.	8-K	000-27130	10.1	November 21, 2016

10.35	Amended and Restated Credit Agreement, dated as of January 22, 2021, by and among NetApp, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	000-27130	10.1	January 22, 2021

10.36	Form of Dealer Agreement between the Company, as issuer, and each Dealer.	8-K	000-27130	10.2	December 12, 2016

10.37	Collared Accelerated Share Repurchase Transaction dated as of June 5, 2013, by and between the Company and Goldman, Sachs & Co.	10-Q	000-27130	10.1	August 29, 2013

10.38	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 9, 2016 by and between the Company and Google Inc.	10-K	000-27130	10.41	June 22, 2016

10.39	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 11, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.42	June 22, 2016

10.40	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of April 8, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.43	June 22, 2016

10.41	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of September 11, 2017 by and between the Company and Google Inc.	10-Q	000-27130	10.2	November 29, 2017

10.42	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 2, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	November 29, 2017

10.43	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 25, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	November 29, 2017

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.44	Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 31, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.1	February 22, 2018

10.45	Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 2, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.2	February 22, 2018

10.46	Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 8, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	February 22, 2018

10.47	Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 10, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	February 22, 2018

10.48	Seventh Amendment to the Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 15, 2019 by and between the Company and Google LLC.	10-K	000-27130	10.54	June 18, 2019
10.49	Separation Agreement dated May 28, 2020 by and between the Company and Henri Richard.	10-K	000-27130	10.57	June 15, 2020
10.50	Offer Letter for employment at the Company to César Cernuda, date March 23, 2020.	10-K	000-27130	10.58	June 15, 2020

10.51	Senior Executive Employment Contract by and between NetApp Sales Spain S.L., a subsidiary of the Company, and Cesar Cernuda, effective January 1, 2021	10-Q	000-27130	10.1	January 29, 2021

10.52	Offer Letter for employment at the Company to Michael J. Berry, dated January 30, 2020.	10-Q	000-27130	10.1	August 28, 2020

10.53	Underwriting Agreement, dated June 17, 2020, by and among the Company, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC.	8-K	000-27130	1.1	June 17, 2020

21.1	Subsidiaries of the Company.	—	—	—	—
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Identifies management plan or compensatory plan or arrangement.

(p)Identifies paper format filed exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETAPP, INC.

By:	/s/ GEORGE KURIAN
George Kurian
Chief Executive Officer and Director (Principal Executive Officer and Principal Operating Officer)

Date: June 21, 2021

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

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer and Director (Principal Executive Officer and Principal Operating Officer)	June 21, 2021
George Kurian

/s/ MICHAEL J. BERRY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 21, 2021
Michael J. Berry

/s/ ROBERT PARKS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 21, 2021
Robert Parks

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 21, 2021
T. Michael Nevens

/s/ GERALD HELD	Director	June 21, 2021
Gerald Held

/s/ KATHRYN M. HILL	Director	June 21, 2021
Kathryn M. Hill

/s/ DEBORAH KERR	Director	June 21, 2021
Deborah Kerr

/s/ SCOTT SCHENKEL	Director	June 21, 2021
Scott Schenkel

/s/ GEORGE T. SHAHEEN	Director	June 21, 2021
George T. Shaheen
/s/ CARRIE PALIN	Director	June 21, 2021
Carrie Palin
/s/ DEEPAK AHUJA	Director	June 21, 2021
Deepak Ahuja