Form 10-Q
period 2021-07-30
NetApp, Inc.
filed 2021-09-02
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2021

or

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

As of August 25, 2021, there were 223,629,424 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 30, 2021	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,492	$4,529
Short-term investments	55	67
Accounts receivable	655	945
Inventories	108	114
Other current assets	321	346
Total current assets	5,631	6,001
Property and equipment, net	533	525
Goodwill	2,050	2,039
Other intangible assets, net	97	101
Other non-current assets	845	694
Total assets	$9,156	$9,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$368	$420
Accrued expenses	747	970
Short-term deferred revenue and financed unearned services revenue	1,988	2,062
Total current liabilities	3,103	3,452
Long-term debt	2,633	2,632
Other long-term liabilities	784	650
Long-term deferred revenue and financed unearned services revenue	1,916	1,941
Total liabilities	8,436	8,675

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 224 and 222 shares issued and outstanding as of July 30, 2021 and April 30, 2021, respectively	550	504
Retained earnings	204	211
Accumulated other comprehensive loss	(34)	(30)
Total stockholders' equity	720	685
Total liabilities and stockholders' equity	$9,156	$9,360

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 30, 2021	July 31, 2020
Net revenues:
Product	$730	$627
Services	728	676
Net revenues	1,458	1,303
Cost of revenues:
Cost of product	329	316
Cost of services	130	115
Total cost of revenues	459	431
Gross profit	999	872
Operating expenses:
Sales and marketing	451	429
Research and development	210	233
General and administrative	66	61
Restructuring charges	22	5
Acquisition-related expense	1	8
Total operating expenses	750	736
Income from operations	249	136
Other expense, net	(12)	(32)
Income before income taxes	237	104
Provision for income taxes	35	27
Net income	$202	$77
Net income per share:
Basic	$0.91	$0.35
Diluted	$0.88	$0.35
Shares used in net income per share calculations:
Basic	223	221
Diluted	229	222

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	July 30, 2021	July 31, 2020
Net income	$202	$77
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	9
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(1)	2
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	1	(9)
Reclassification adjustments for losses included in net income	—	1
Other comprehensive income (loss)	(4)	3
Comprehensive income	$198	$80

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 30, 2021	July 31, 2020
Cash flows from operating activities:
Net income	$202	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	49
Non-cash operating lease cost	13	13
Stock-based compensation	53	54
Deferred income taxes	(15)	—
Other items, net	4	25
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	287	391
Inventories	6	9
Other operating assets	29	7
Accounts payable	(51)	(29)
Accrued expenses	(242)	(186)
Deferred revenue and financed unearned services revenue	(82)	(158)
Long-term taxes payable	(8)	6
Other operating liabilities	—	(18)
Net cash provided by operating activities	242	240
Cash flows from investing activities:
Purchases of investments	(5)	(2)
Maturities, sales and collections of investments	16	87
Purchases of property and equipment	(51)	(52)
Proceeds from sale of properties	—	6
Acquisitions of businesses, net of cash acquired	(14)	(350)
Net cash used in investing activities	(54)	(311)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	53	48
Payments for taxes related to net share settlement of stock awards	(57)	(33)
Repurchase of common stock	(100)	—
Repayments of commercial paper notes, original maturities of three months or less, net	—	(370)
Issuance of debt, net of issuance costs	—	2,057
Repayments and extinguishment of debt	—	(589)
Dividends paid	(112)	(107)
Other financing activities, net	(2)	(3)
Net cash (used in) provided by financing activities	(218)	1,003
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	43
Net change in cash, cash equivalents and restricted cash	(35)	975
Cash, cash equivalents and restricted cash:
Beginning of period	4,535	2,666
End of period	$4,500	$3,641

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended July 30, 2021
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 30, 2021	222	$504	$211	$(30)	$685
Net income	—	—	202	—	202
Other comprehensive loss	—	—	—	(4)	(4)
Issuance of common stock under employee stock award plans, net of taxes	3	(4)	—	—	(4)
Repurchase of common stock	(1)	(3)	(97)	—	(100)
Stock-based compensation	—	53	—	—	53
Cash dividends declared ($0.50 per common share)	—	—	(112)	—	(112)
Balances, July 30, 2021	224	$550	$204	$(34)	$720

	Three Months Ended July 31, 2020
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 24, 2020	219	$284	$—	$(42)	$242
Net income	—	—	77	—	77
Other comprehensive income	—	—	—	3	3
Issuance of common stock under employee stock award plans, net of taxes	3	15	—	—	15
Stock-based compensation	—	54	—	—	54
Cash dividends declared ($0.48 per common share)	—	(30)	(77)	—	(107)
Balances, July 31, 2020	222	$323	$—	$(39)	$284

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

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2022, ending on April 29, 2022, is a 52-week year, with 13 weeks in each of its quarters. Fiscal year 2021, ended on April 30, 2021 was a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 30, 2021 contained in our Annual Report on Form 10-K. The results of operations for the three months ended July 30, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

Segment Change

Effective July 30, 2021, our Chief Operating Decision Maker, who is our Chief Executive Officer, realigned internal reporting and began using financial information for components of our business, organized based on category of product/solution, to evaluate performance and allocate resources. This resulted in the creation of two operating segments and two reportable segments for financial reporting purposes: Public Cloud and Hybrid Cloud.

Public Cloud

NetApp's Public Cloud segment offers a portfolio of products delivered primarily as-a-service, including related support, and made available on the world’s leading clouds. This portfolio includes storage services, cloud automation and optimization services, and cloud infrastructure monitoring services. Public Cloud includes certain reseller arrangements in which the timing of our consideration follows the end user consumption of the reseller services.

Hybrid Cloud

NetApp’s Hybrid Cloud segment offers a portfolio of storage and data management solutions that help customers build and integrate on-premises and private cloud environments. This portfolio is designed to operate with public clouds to unlock the potential of hybrid, multi-cloud operations. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

2. Recent Accounting Pronouncements

Although there are several new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements had or will have a material impact on our consolidated financial position, results of operations, cash flows or disclosures.

3. Business Combinations

Data Mechanics Inc. Acquisition

On June 18, 2021, we acquired all the outstanding shares of privately-held Data Mechanics Inc., a provider of managed platforms for big data processing and cloud analytics headquartered in Paris, France, for approximately $15 million in cash.

The preliminary acquisition date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Amount
Cash	$1
Developed technology	5
Goodwill	11
Total assets acquired	17
Liabilities assumed	(2)
Total purchase price	$15

The results of operations related to this acquisition have been included in our condensed consolidated statements of income from the acquisition date. Pro forma results of operations have not been presented because the impact from the acquisition would not have been material to our consolidated results of operations for each of the three months ended July 30, 2021 and July 31, 2020.

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

The results of operations related to the acquisition of both Spot and Cloud Jumper have been included in our consolidated statements of income from their respective acquisition dates. Pro forma results of operations have not been presented because the impact from these acquisitions would not have been material to our consolidated results of operations for the fiscal quarter ended July 31, 2020.

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 30, 2021	$2,039
Additions	11
Balance as of July 30, 2021	$2,050

Beginning with the first quarter of fiscal 2022, the Company has two reportable segments: Public Cloud and Hybrid Cloud. As a result, goodwill was allocated to the segments using a relative fair value approach.

Goodwill by reportable segment as of July 30, 2021 is as follows (in millions):

Amount
Public Cloud	$336
Hybrid Cloud	1,714
Total goodwill	$2,050

As a result of the realignment, the Company performed an interim quantitative goodwill impairment test for its reporting units as of July 30, 2021, which did not result in any goodwill impairment charges. The Company will continue to evaluate the recoverability of goodwill on an annual basis in the fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

Purchased intangible assets, net are summarized below (in millions):

	July 30, 2021			April 30, 2021
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$106	$(40)	$66	$215	$(147)	$68
Customer contracts/relationships	38	(9)	29	38	(8)	30
Other purchased intangibles	3	(1)	2	3	—	3
Total purchased intangible assets	$147	$(50)	$97	$256	$(155)	$101

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Statements of
	July 30, 2021	July 31, 2020	Income Classification
Developed technology	$7	$10	Cost of revenues
Customer contracts/relationships	1	—	Operating expenses
Other purchased intangibles	1	—	Operating expenses
Total	$9	$10

As of July 30, 2021, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
Remainder of 2022	$29
2023	30
2024	19
2025	16
2026	3
Total	$97

5. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	July 30, 2021	April 30, 2021
Cash and cash equivalents	$4,492	$4,529
Restricted cash	8	6
Cash, cash equivalents and restricted cash	$4,500	$4,535

Inventories (in millions):

	July 30, 2021	April 30, 2021
Purchased components	$36	$22
Finished goods	72	92
Inventories	$108	$114

Property and equipment, net (in millions):

	July 30, 2021	April 30, 2021
Land	$46	$46
Buildings and improvements	350	356
Leasehold improvements	78	83
Computer, production, engineering and other equipment	871	869
Computer software	290	305
Furniture and fixtures	77	93
Construction-in-progress	62	46
	1,774	1,798
Accumulated depreciation and amortization	(1,241)	(1,273)
Property and equipment, net	$533	$525

Other non-current assets (in millions):

	July 30, 2021	April 30, 2021
Deferred tax assets	$233	$219
Operating lease ROU assets	259	114
Other assets	353	361
Other non-current assets	$845	$694

Other non-current assets as of July 30, 2021 and April 30, 2021 include $72 million and $71 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited, a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019.

Accrued expenses (in millions):

	July 30, 2021	April 30, 2021
Accrued compensation and benefits	$282	$505
Product warranty liabilities	21	21
Operating lease liabilities	53	49
Other current liabilities	391	395
Accrued expenses	$747	$970

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

The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Balance at beginning of period	$32	$41
Expense accrued during the period	4	1
Warranty costs incurred	(5)	(5)
Balance at end of period	$31	$37

	July 30, 2021	April 30, 2021
Accrued expenses	$21	$21
Other long-term liabilities	10	11
Total warranty liabilities	$31	$32

Warranty expense recognized during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	July 30, 2021	April 30, 2021
Liability for uncertain tax positions	$120	$127
Income taxes payable	351	351
Product warranty liabilities	10	11
Operating lease liabilities	211	71
Other liabilities	92	90
Other long-term liabilities	$784	$650

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	July 30, 2021	April 30, 2021
Deferred product revenue	$47	$59
Deferred services revenue	3,792	3,873
Financed unearned services revenue	65	71
Total	$3,904	$4,003

Reported as:
Short-term	$1,988	$2,062
Long-term	1,916	1,941
Total	$3,904	$4,003

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

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Balance at beginning of period	$4,003	$3,698
Additions	638	644
Revenue recognized during the period	(737)	(722)
Balance at end of period	$3,904	$3,620

During the three months ended July 30, 2021 and July 31, 2020, we recognized $617 million and $661 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of July 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $3,904 million, which is equivalent to our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 51% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 24% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following tables summarize the activity related to deferred commissions and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Balance at beginning of period	$197	$156
Additions	26	21
Expense recognized during the period	(34)	(25)
Balance at end of period	$189	$152

	July 30, 2021	April 30, 2021
Other current assets	$80	$86
Other non-current assets	109	111
Total deferred commissions	$189	$197

Other expense, net (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Interest income	$2	$3
Interest expense	(18)	(18)
Other income (expense), net	4	(17)
Total other expense, net	$(12)	$(32)

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 8 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Three Months Ended
	July 30, 2021	July 31, 2020
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$15	$10
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$17	$136
Interest paid	$27	$16

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

Investments

The following is a summary of our investments at their cost or amortized cost for the periods ended July 30, 2021 and April 30, 2021 (in millions):

	July 30, 2021	April 30, 2021
Corporate bonds	$46	$58
U.S. Treasury and government debt securities	7	8
Certificates of deposit	55	61
Mutual funds	42	40
Total debt and equity securities	$150	$167

 The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

The following table presents the contractual maturities of our debt investments as of July 30, 2021 (in millions):

	Amortized Cost	Fair Value
Due in one year or less	$96	$97
Due after one year through five years	12	13
	$108	$110

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 30. 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$4,437	$4,437	$—
Corporate bonds	47	—	47
U.S. Treasury and government debt securities	8	4	4
Certificates of deposit	55	—	55
Total cash, cash equivalents and short-term investments	$4,547	$4,441	$106
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$35	$35	$—
Foreign currency exchange contracts assets (1)	$1	$—	$1
Foreign currency exchange contracts liabilities (3)	$(4)	$—	$(4)

	April 30, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$4,468	$4,468	$—
Corporate bonds	59	—	59
U.S. Treasury and government debt securities	8	4	4
Certificates of deposit	61	—	61
Total cash, cash equivalents and short-term investments	$4,596	$4,472	$124
Other items:
Mutual funds (1)	$8	$8	$—
Mutual funds (2)	$32	$32	$—
Foreign currency exchange contracts assets (1)	$9	$—	$9
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

(1)	Reported as other current assets in the condensed consolidated balance sheets
(2)	Reported as other non-current assets in the condensed consolidated balance sheets
(3)	Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of July 30, 2021 and April 30, 2021, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of July 30, 2021 and April 30, 2021, the fair value of our long-term debt was approximately $2,782 million and $2,736 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. The fair value of our commercial paper notes approximated their carrying value. All of our debt obligations are categorized as Level 2 instruments.

7. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	July 30, 2021	April 30, 2021
3.25% Senior Notes Due December 2022	3.43%	$250	$250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,650	2,650
Unamortized discount and issuance costs		(17)	(18)
Total long-term debt		$2,633	$2,632

Senior Notes

Our $750 million aggregate principal amount of 1.875% Senior Notes due 2025, $550 million aggregate principal amount of 2.375% Senior Notes due 2027 and $700 million aggregate principal amount of 2.70% Senior Notes due 2030, were issued in June 2020. Interest on these Senior Notes is payable semi-annually in June and December.

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 30, 2021, we were in compliance with all covenants associated with the Senior Notes.

As of July 30, 2021, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2022	$—
2023	250
2024	—
2025	400
2026	750
Thereafter	1,250
Total	$2,650

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. While no commercial paper notes were outstanding as of July 30, 2021, we had commercial paper notes outstanding with an aggregate principal amount of $150 million, a weighted-average interest rate of 1.29%, and maturities primarily less than three months as of July 31, 2020. During the first three months of fiscal 2021, we received proceeds of $75 million from the issuance, and made repayments of $76 million for the settlement, of commercial paper notes with original maturities greater than three months.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of July 30, 2021, we were compliant with all associated covenants in the agreement.  No amounts were drawn against this credit facility during any of the periods presented.

8. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of July 30, 2021, have remaining lease terms of up to 15 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of July 30, 2021, have remaining lease terms of up to 4 years. As of July 30, 2021, our automobile leases have remaining lease terms of up to 5 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

In June 2020, we entered into a build-to-suit lease agreement for an office building located in Wichita, Kansas, with future undiscounted payments of approximately $67 million. Because the Company does not control the underlying asset during the construction period, the Company is not considered the owner of the asset under construction for accounting purposes. The lease will commence upon completion of the construction of the office building which is expected to be in the third quarter of fiscal 2022. The initial term of the lease is twenty years with options to renew the lease during the lease term. A ROU asset and related lease liability will be measured and recognized in our financial statements in the period the lease commences.

In April 2021, we entered into a lease for our new corporate headquarters located in San Jose, California, which is comprised of approximately three hundred thousand square feet of office space and requires future minimum undiscounted payments of approximately $180 million over the initial 11-year lease term. The lease agreement also provides us two successive renewal options, each for five years. The lease commenced during the first quarter of fiscal 2022.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Operating lease cost	$15	$14
Variable lease cost	4	3
Total lease cost	$19	$17

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$13	$14
Right-of-use assets obtained in exchange for new operating lease obligations	$159	$10

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	July 30, 2021	April 30, 2021
Other non-current assets	$259	$114
Total operating lease ROU assets	$259	$114

Accrued expenses	$53	$49
Other long-term liabilities	211	71
Total operating lease liabilities	$264	$120

Weighted Average Remaining Lease Term	8.0 years	3.4 years

Weighted Average Discount Rate	2.8%	2.9%

Future minimum operating lease payments as of July 30, 2021, which exclude the undiscounted payments for the build-to-suit lease located in Wichita, Kansas, expected to commence in the third quarter of fiscal year 2022, are as follows (in millions):

Fiscal Year	Operating Leases
2022 (remainder)	$46
2023	46
2024	36
2025	27
2026	24
Thereafter	116
Total lease payments	295
Less: Interest	(31)
Total	$264

9. Stockholders’ Equity

Equity Incentive Awards

As of July 30, 2021, we have certain equity incentive awards (awards) outstanding, which include stock options and restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs). Also outstanding are purchase rights under our Employee Stock Purchase Plan (ESPP).

Stock Options

Less than 1 million options were outstanding as of July 30, 2021 and April 30, 2021.

Information related to our stock options is summarized below (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Intrinsic value of exercises	$5	$—
Fair value of options vested	$1	$—

Restricted Stock Units

In the three months ended July 30, 2021, we granted PBRSUs to certain of our executives. Each PBRSUs has performance-based vesting criteria, in addition to the service-based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate one, two or three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the first, second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle most of these PBRSUs at the end of the performance and service period will range from 0% to 200% of a target number of shares originally granted. For most of the PBRSUs granted in the three months ended July 30, 2021, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these TSR performance-based awards were fixed at grant date using a Monte Carlo simulation model. The aggregate grant date fair value of all PBRSUs granted in the current year was $41 million, which is being recognized to compensation expense over the remaining performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 30, 2021	9	$47.75
Granted	4	$81.15
Vested	(2)	$48.37
Forfeited	(1)	$53.83
Outstanding as of July 30, 2021	10	$59.95

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Shares withheld for taxes	1	1
Fair value of shares withheld	$57	$33

 Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Shares issued under the ESPP	1	1
Proceeds from issuance of shares	$52	$48

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Cost of product revenues	$1	$1
Cost of services revenues	2	3
Sales and marketing	26	25
Research and development	16	19
General and administrative	8	6
Total stock-based compensation expense	$53	$54
Income tax benefit for stock-based compensation expense	$5	$4

As of July 30, 2021, total unrecognized compensation expense related to our equity awards was $567 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.7 years.

Stock Repurchase Program

As of July 30, 2021, our Board of Directors has authorized the repurchase of up to $14.1 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarized activity related to the stock repurchase program for the three months ended July 30, 2021 (in millions, except for per share amounts):

Number of shares repurchased	1
Average price per share	$80.08
Stock repurchases allocated to additional paid-in capital	$3
Stock repurchases allocated to retained earnings	$97
Remaining authorization at end of period	$752

Since the May 13, 2003 inception of our stock repurchase program through July 30, 2021, we repurchased a total of 341 million shares of our common stock at an average price of $39.17 per share, for an aggregate purchase price of $13.4 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 30, 2021	July 31, 2020
Dividends per share declared	$0.50	$0.48
Dividend payments allocated to additional paid-in capital	$—	$30
Dividend payments allocated to retained earnings	$112	$77

On August 23, 2021, we declared a cash dividend of $0.50 per share of common stock, payable on October 27, 2021 to holders of record as of the close of business on October 8, 2021. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 30, 2021	$(27)	$(4)	$1	$—	$(30)
Other comprehensive income (loss), net of tax	(4)	—	(1)	1	(4)
Total other comprehensive income (loss)	(4)	—	(1)	1	(4)
Balance as of July 30, 2021	$(31)	$(4)	$—	$1	$(34)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020	Statements of Income Classification
Realized losses on cash flow hedges	—	1	Net revenues
Total reclassifications	$—	$1

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 30, 2021 or April 30, 2021. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 30, 2021	July 31, 2020
Cash Flow Hedges
Forward contracts sold	$10	$—
Forward contracts purchased	$144	$123
Balance Sheet Contracts
Forward contracts sold	$632	$339
Forward contracts purchased	$82	$94

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 9 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Foreign currency exchange contracts	$9	$24

11. Restructuring Charges

In the first quarter of fiscal 2022, we executed a restructuring plan to reduce the amount of office space we currently occupy as we allow more employees to continue to work remotely. In connection with the plan, we reduced our global workforce by approximately

1%. Charges related to the plan consisted primarily of office relocation costs, lease termination fees, and employee severance related costs. Substantially all workforce related activities under the plan have been completed.

Management has previously approved several restructuring actions, including the August 2020 Plan and May 2020 Plan, under which we reduced our global workforce by approximately 6%. Charges related to these restructuring plans consisted primarily of employee severance-related costs. Substantially all activities under these plans were completed as of the end of fiscal 2021.

Activities related to our restructuring plans are summarized as follows (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
Balance at beginning of period	$1	$1
Net charges	22	5
Cash payments	(17)	(5)
Balance at end of period	$6	$1

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 30, 2021	July 31, 2020
Effective tax rates	14.8%	26.0%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the three months ended July 30, 2021 includes the impact of discrete tax benefits for lapses of statute of limitations as well as benefits related to stock-based compensation. The effective tax rate for the three months ended July 31, 2020 reflects the impact of taxes resulting from the integration of acquired companies and smaller benefits for stock-based compensation as compared to the current year.

As of July 30, 2021, we had $214 million of gross unrecognized tax benefits, of which $120 million has been recorded in other long-term liabilities. Inclusive of penalties, interest and certain income tax benefits, $117 million would affect our provision for income taxes if recognized.

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

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	July 30, 2021	July 31, 2020
Numerator:
Net income	$202	$77
Denominator:
Shares used in basic computation	223	221
Dilutive impact of employee equity award plans	6	1
Shares used in diluted computation	229	222
Net Income per Share:
Basic	$0.91	$0.35
Diluted	$0.88	$0.35

No potential shares from outstanding employee awards were excluded from the diluted net income per share calculation for the three months ended July 30, 2021. Six million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the three months ended July 31, 2020, as their inclusion would have been anti-dilutive.

14. Segment, Geographic, and Significant Customer Information

Our operations are now organized into two segments for financial reporting purposes: Public Cloud and Hybrid Cloud. The two segments are based on the information reviewed by our Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, to evaluate results and allocate resources. The CODM measures performance of each segment based on segment revenue and segment gross profit. We do not allocate to our segments certain cost of revenues which we manage at the corporate level. These unallocated costs include stock-based compensation and amortization of intangible assets. We do not allocate assets to our segments.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support, and made available on the world’s leading clouds. This portfolio includes storage services, cloud automation and optimization services, and cloud infrastructure monitoring services.

Hybrid Cloud offers a portfolio of storage and data management solutions that help customers build and integrate on-premises and private cloud environments. This portfolio is designed to operate with public clouds to unlock the potential of hybrid, multi-cloud operations. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Financial information for the prior period has been updated to conform to the current year presentation of two segments.

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions):

	Three Months Ended July 30, 2021
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$730	$—	$730
Support revenues	578	—	578
Professional and other services revenues	71	—	71
Public cloud revenues	—	79	79
Net revenues	1,379	79	1,458
Cost of product revenues	326	—	326
Cost of support revenues	48	—	48
Cost of professional and other services revenues	51	—	51
Cost of public cloud revenues	—	23	23
Segment cost of revenues	425	23	448
Segment gross profit	$954	$56	$1,010
Segment gross margin	69.2%	70.9%	69.3%
Unallocated cost of revenues[1]			11
Total gross profit			$999
Total gross margin			68.5%
[1] Unallocated cost of revenues are composed of $4 million of stock-based compensation expense and $7 million of amortization of intangible assets.

	Three Months Ended July 31, 2020
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$627	$—	$627
Support revenues	577	—	577
Professional and other services revenues	68	—	68
Public cloud revenues	—	31	31
Net revenues	1,272	31	1,303
Cost of product revenues	305	—	305
Cost of support revenues	51	—	51
Cost of professional and other services revenues	48	—	48
Cost of public cloud revenues	—	13	13
Segment cost of revenues	404	13	417
Segment gross profit	$868	$18	$886
Segment gross margin	68.2%	58.1%	68.0%
Unallocated cost of revenues[1]			14
Total gross profit			$872
Total gross margin			66.9%
[1] Unallocated cost of revenues are composed of $4 million of stock-based compensation expense and $10 million of amortization of intangible assets.

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended
	July 30, 2021	July 31, 2020
United States, Canada and Latin America (Americas)	$786	$709
Europe, Middle East and Africa (EMEA)	454	383
Asia Pacific (APAC)	218	211
Net revenues	$1,458	$1,303

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $696 million and $637 million during the three months ended July 30, 2021 and July 31, 2020, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	July 30, 2021	April 30, 2021
U.S.	$2,136	$2,098
International	2,411	2,498
Total	$4,547	$4,596

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 30, 2021	April 30, 2021
U.S.	$343	$340
International	190	185
Total	$533	$525

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 30, 2021	July 31, 2020
Arrow Electronics, Inc.	24%	23%
Tech Data Corporation	20%	20%

The following customers accounted for 10% or more of accounts receivable:

	July 30, 2021	April 30, 2021
Arrow Electronics, Inc.	10%	10%
Tech Data Corporation	19%	21%

15. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of July 30, 2021, we had $614 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 30, 2021 and April 30, 2021, such liability amounted to $13 million and $15 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of July 30, 2021, we had $340 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $17 million and $13 million of receivables during the three months ended July 30, 2021 and July 31, 2020, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of July 30, 2021 and April 30, 2021, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of July 30, 2021, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

On August 14, 2019, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming as defendants NetApp and certain of our executive officers. The complaint alleges that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, by making materially false or misleading statements with respect to our financial guidance for fiscal 2020, as provided on May 22, 2019. Members of the alleged class are purchasers of the Company’s stock between May 22, 2019 and August 1, 2019, the date we provided revised financial guidance for fiscal 2020. The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of the revised guidance on August 1, 2019. NetApp’s Motion to Dismiss was granted and on February 26, 2021 and the judge entered judgment in favor of NetApp. On March 26, 2021, Plaintiffs filed a notice of appeal. The parties subsequently engaged in settlement discussions, and on July 30, 2021 entered into a Memorandum of Understanding (“MOU”) providing for the settlement of the class action.  Pursuant to the terms of MOU, NetApp has agreed to pay approximately $2.0 million in connection with the settlement, and this amount was accrued during the three months ended July 30, 2021. The parties further agreed to negotiate in good faith to execute definitive stipulations of settlement and related documents to be filed with the court, which will not contain any admission of liability, wrongdoing or responsibility by any of the parties and will provide that upon final approval of the settlement, the class action will be dismissed with prejudice, with mutual releases by all parties. The settlement is subject to court approval.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of July 30, 2021 related to such matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of NetApp, Inc. (“we,” “us,” or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our consolidated financial statements as of and for the fiscal year ended April 30, 2021, and the notes thereto, contained in our Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Our Company

NetApp is a global cloud-led, data-centric software company that gives organizations the freedom to put data to work in the applications that elevate their business. We help our customers get the most out of their data with industry-leading cloud data services, storage systems, and software. Throughout our history, we have kept our focus on one thing – the data, continuously improving how data are managed, stored, analyzed, protected, and moved. Our strategy has been shaped around helping our customers embrace the full potential of new technologies – from the rise of the internet, to helping large enterprise customers in vertical markets, to bringing new systems to market. Today, we are focused on unlocking the best of cloud.

As our products and solutions portfolios evolve, market dynamics change, and management continues to assess our largest opportunities, we periodically change how we manage our business. As of the end of our first quarter of fiscal 2022, our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, realigned internal reporting and began using financial information for components of our business, organized based on category of product/solution, to evaluate performance and allocate resources. This resulted in the creation of two reportable segments for financial reporting purposes: Public Cloud and Hybrid Cloud. Our CODM measures the performance of each segment based on segment revenue and segment gross profit. We do not allocate to our segments certain cost of revenues which we manage at the corporate level. These unallocated costs include stock-based compensation and amortization of intangible assets.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support, and made available on the world’s leading clouds. This portfolio includes storage services, cloud automation and optimization services, and cloud infrastructure monitoring services.

Hybrid Cloud offers a portfolio of storage and data management solutions that help customers build and integrate on-premises and private cloud environments. This portfolio is designed to operate with public clouds to unlock the potential of hybrid, multi-cloud operations. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

COVID-19

The novel coronavirus, or COVID-19, pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. Since March 2020, the vast majority of our employees have been working remotely and we have limited business travel.

During the first three months of fiscal 2022, due to the macroeconomic uncertainty caused by COVID-19, we continue to observe certain customers delaying purchases of our products and services, while other customers accelerate or place new orders to address the demands of remote working and digital business. We also experienced certain logistical challenges in delivering our products and services to customers in certain regions, and minor supply chain constraints. Given uncertainties that exist in the broader technology supply chain, we have begun to invest in inventory and certain longer-term commitments to help mitigate the risk of supply shortages. If supply chain challenges continue it could result in an increase in our cost of revenues.

We believe our existing balances of cash, cash equivalents and investments, cash generated from operations, and ability to access capital markets and committed lines of credit will be sufficient to satisfy our working capital needs, capital expenditures, dividends, stock repurchases, required debt repayments and other liquidity requirements associated with our operations.

The magnitude and duration of the disruption to our business, and impact to our operational and financial performance, caused by COVID-19 pandemic remain uncertain. Refer to Part II, Item 1A. – Risk Factors for the significant risks we have identified as a result of the COVID-19 pandemic.

Stock Repurchase and Dividend Activity

During the first quarter of fiscal 2022, we repurchased 1.2 million shares of our common stock at an average price of $80.08 per share, for an aggregate of $100 million. We also declared aggregate cash dividends of $0.50 per share in that period, for which we paid $112 million.

Acquisition

On June 18, 2021, we acquired all the outstanding shares of privately-held Data Mechanics Inc., a provider of managed platform-for-big-data processing and cloud analytics headquartered in Paris, France, for $15 million in cash.

Restructuring Event

During the first quarter of fiscal 2022, we executed a restructuring plan and recognized expenses totaling $22 million, consisting primarily of office relocation costs, lease termination fees, and employee severance-related costs.

Results of Operations

Our fiscal year is reported as a 52- or 53-week year that ends on the last Friday in April. Fiscal year 2022, ending on April 29, 2022, is a 52-week year, with 13 weeks in each of its quarters. Fiscal year 2021, which ended on April 30, 2021 was a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 30, 2021	July 31, 2020
Net revenues:
Product	50%	48%
Services	50	52
Net revenues	100	100
Cost of revenues:
Cost of product	23	24
Cost of services	9	9
Gross profit	69	67
Operating expenses:
Sales and marketing	31	33
Research and development	14	18
General and administrative	5	5
Restructuring charges	2	—
Acquisition-related expense	—	1
Total operating expenses	51	56
Income from operations	17	10
Other expense, net	(1)	(2)
Income before income taxes	16	8
Provision for income taxes	2	2
Net income	14%	6%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
Net revenues	$1,458	$1,303	12%

The increase in net revenues for the first quarter of fiscal 2022 compared to the corresponding period of fiscal 2021 was primarily due to an increase in product revenues and, to a lesser degree, an increase in services revenues. Product revenues as a percentage of net revenues increased by approximately two percentage points in the first quarter of fiscal 2022, compared to the corresponding period of fiscal 2021.

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
Product revenues	$730	$627	16%
Hardware (Non-GAAP)	316	316	—%
Software (Non-GAAP)	414	311	33%

Hybrid Cloud

Product revenues are derived through the sale of our Hybrid Cloud solutions and consist of sales of configured all-flash array and hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, NetApp HCI, StorageGrid, OEM products and add-on optional software.

In order to provide visibility into the value created by our software innovation and R&D investment, we disclose the software and hardware components of our product revenues. Software product revenue includes the OS software and optional add-on software solutions attached to our systems across our entire product set, while hardware product revenues include the non-software component of our systems across the entire set. Because our revenue recognition policy under GAAP defines a configured storage system, inclusive of the operating system software essential to its functionality, as a single performance obligation, the hardware and software components of our product revenues are considered non-GAAP measures. The hardware and software components of our product revenues are derived from an estimated fair value allocation of the transaction price of our contracts with customers, down to the level of the product hardware and software components. This allocation is primarily based on the contractual prices at which NetApp has historically billed customers for such respective components.

Total product revenues increased in the first quarter of fiscal 2022 compared to the corresponding period of the prior year, primarily driven by an increase in sales of all-flash array systems.

Revenues from the hardware component of product revenues represented 43% of product revenues, in the first quarter of fiscal 2022, compared to 50% of product revenues, in the corresponding period of the prior year. The software component of product revenues represented 57% of product revenues in the first quarter of fiscal 2022, compared to 50% of product revenues in the corresponding period of the prior year. The increase in the software component percentage of product revenues in the first quarter of fiscal 2022 is primarily due to the mix of systems sold, including a higher mix of all-flash array systems, which contain a higher proportion of software components than other Hybrid Cloud products.

Services Revenues (in millions, except percentages):

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
Services revenues	$728	$676	8%
Support	578	577	—%
Professional and other services	71	68	4%
Public cloud	79	31	155%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues were flat in the first quarter of fiscal 2022, despite an extra week in the first quarter of fiscal 2021 that contributed approximately $40 million of revenues in that period, primarily due to an increase in our installed base and a higher mix of all-flash systems (which carry a higher support dollar content than our other products) in the current year. Professional and other services revenues were relatively consistent in both periods.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings primarily delivered as-a-service, which include storage services, cloud automation and optimization services, and cloud infrastructure monitoring services.

The increase in Public Cloud revenues was attributable to strong customer demand for NetApp’s diversified cloud offerings, coupled with overall growth in the cloud market and our acquisition of Spot, Inc. late in the first quarter of fiscal year 2021.

Cost of Revenues

Our cost of revenues consists of:

(1) cost of product revenues, composed of (a) cost of Hybrid Cloud product revenues, which includes the costs of manufacturing and shipping our products, inventory write-downs, and warranty costs, and (b) unallocated cost of product revenues, which includes stock-based compensation and amortization of intangibles, and;

(2) cost of services revenues, composed of (a) cost of support revenues, which includes the costs of providing support activities for hardware and software support, global support partnership programs, and third party royalty costs, (b) cost of professional and other services revenues, (c) cost of public cloud revenues, constituting the cost of providing our Public Cloud offerings which includes depreciation and amortization expense and third party datacenter fees, and (d) unallocated cost of services revenues, which includes stock-based compensation and amortization of intangibles.

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
Cost of product revenues	$329	$316	4%
Hybrid Cloud	326	305	7%
Unallocated	3	11	(73)%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 45% of product revenues for the first quarter of fiscal 2022, compared to 50% for the first quarter of fiscal 2021. Materials costs represented 91% of cost of Hybrid Cloud product revenues for both the first quarter of fiscal 2022, and the corresponding period of fiscal 2021.

Total materials costs increased by approximately $17 million, or 5% in the first quarter of fiscal 2022, compared to the corresponding period of the prior year, which reflects the increase in product revenues and the mix of systems sold.

Hybrid Cloud product gross margins increased by four percentage points in the first quarter of fiscal 2022 compared to the corresponding period of the prior year primarily due to the mix of systems sold, including a higher mix of all-flash array systems which have higher margins than hybrid systems, and, to a lesser extent, a decrease in the average unit materials costs of our all-flash array products due to a slight decrease in the price of certain product components.

Unallocated

Unallocated cost of product revenues decreased in the first quarter of fiscal 2022 compared to the corresponding period of the prior year due to certain intangible assets becoming fully amortized in the second half of fiscal 2021.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
Cost of services revenues	$130	$115	13%
Support	48	51	(6)%
Professional and other services	51	48	6%
Public cloud	23	13	77%
Unallocated	8	3	167%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, was relatively flat in the first quarter of fiscal 2022 compared to the corresponding period of fiscal 2021 and represented 15% of Hybrid Cloud services revenues in both quarters. Both support and professional services gross margins were relatively consistent in each period.

Public Cloud

Cost of Public Cloud revenues increased in the first quarter of fiscal 2022 compared to the corresponding period of fiscal 2021 reflecting the increase in Public Cloud revenues. Public Cloud gross margin increased to 71% in the first quarter of fiscal 2022, compared to 58% in the first quarter of fiscal 2021, reflecting efficiencies from scaling our Public Cloud segment.

Unallocated

Unallocated cost of services revenues increased in the first quarter of fiscal 2022 compared to the corresponding period of the prior year due to our acquisition of Spot, Inc. in the first quarter of fiscal 2021, which resulted in higher amortization expense for certain intangible assets.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the first quarter of fiscal 2022 totaled $727 million, or 50% of net revenues, reflecting a decrease of five percentage points as compared to 55% of net revenues for the corresponding period of fiscal 2021.

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses decreased by $21 million, or 5%, in the first quarter of fiscal 2022 compared to the corresponding period of the prior year, primarily due to lower salaries and incentive compensation expenses reflecting the impact of the additional week in the first quarter of fiscal 2021.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
Sales and marketing expenses	$451	$429	5%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. Changes in sales and marketing expense consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2022 to Fiscal 2021
Compensation costs	1
Commissions	1
Advertising and marketing promotional expense	2
Other	1
Total change	5

The increase in compensation costs for the first quarter of fiscal 2022 compared to the corresponding period of the prior year reflected an increase in average headcount of approximately 5%, with this expansion of our sales and marketing teams supporting our ability to execute on key market opportunities, partially offset by lower incentive compensation expense. Compensation costs for the first three months of fiscal 2021 reflected the impact of one additional week in that quarter.

The increase in commissions expense for the first quarter of fiscal 2022 is primarily due to higher performance against sales goals. Advertising and marketing promotional expense increased in the first quarter of fiscal 2022 compared to the corresponding period of the prior year, primarily due to higher spending levels on certain projects.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
Research and development expenses	$210	$233	(10)%

Research and development expenses consist primarily of compensation costs, facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2022 to Fiscal 2021
Compensation costs	(11)
Development projects and outside services	1
Total change	(10)

The decrease in compensation costs for the first quarter of fiscal 2022 compared to the corresponding period in the prior year was attributable to a decrease in average headcount of 8%, primarily resulting from the restructuring plans we implemented in fiscal 2020 which were completed during the first half of fiscal 2021, and lower incentive compensation expense. Also contributing to the decrease is the impact of the additional week in the first quarter of fiscal 2021. The increase in development projects and outside services were primarily due to the higher spending on certain engineering projects.

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
General and administrative expenses	$66	$61	8%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2022 to Fiscal 2021
Compensation costs	(1)
Professional and legal fees and outside services	9
Total change	8

The decrease in compensation costs in the first quarter of fiscal 2022 compared to the corresponding period of the prior year was primarily attributable to lower incentive compensation expense in the current year and the impact of the additional week in the first quarter of fiscal 2021. The increase in professional and legal fees and outside services expense in the first quarter of fiscal 2022 was primarily due to higher spending on business transformation projects and an increase in legal fees.

Restructuring Charges (in millions, except percentages):

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
Restructuring charges	$22	$5	NM

NM – Not Meaningful

In the first quarter of fiscal 2022, we executed a restructuring plan primarily to reduce the amount of office space we currently occupy as we allow more employees to continue to work remotely. In connection with the plan, we reduced our global workforce by approximately 1%. Charges related to the plan consisted primarily of office relocation costs, lease termination fees, and employee severance related costs. We may incur additional restructuring charges over the remainder of the fiscal year as we continue to assess our real estate footprint and global resource requirements.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
Acquisition-related expense	$1	$8	NM

NM – Not Meaningful

In the first quarter of fiscal 2022, we incurred $1 million of acquisition-related costs, primarily legal and consulting fees.

Other Expense, Net (in millions, except percentages)

The components of other expense, net were as follows:

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
Interest income	$2	$3	(33)%
Interest expense	(18)	(18)	—%
Other income (expense), net	4	(17)	(124)%
Total	$(12)	$(32)	(63)%

Interest income decreased in the first quarter of fiscal 2022 compared to the corresponding period of the prior year due to both a reduction in the size of our investment portfolio and lower yields earned on the investments. Interest expense remained flat in the first quarter of fiscal 2022 compared to the corresponding period of fiscal 2021.

The differences in other income (expense), net for the first three months of fiscal 2021 as compared to the corresponding period of the prior year are partially due to foreign exchange gains and losses year-over-year. In the first three months of fiscal 2021, other income (expense), net includes a $14 million loss recognized from the extinguishment of our Senior Notes due June 2021.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 30, 2021	July 31, 2020	% Change
Provision for income taxes	$35	$27	30%

Our effective tax rate for the first quarter of fiscal 2022 was 14.8% compared to 26.0% for the first quarter of fiscal 2021. Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the first three months of fiscal 2022 decreased compared to the corresponding period of the prior year due to discrete tax benefits for lapses of statute of limitations as well as increased benefits related to stock-based compensation. Additionally, the corresponding period of the prior year included tax charges for the integration of acquired companies.

As of July 30, 2021, we had $214 million of gross unrecognized tax benefits, of which $120 million has been recorded in other long-term liabilities. Inclusive of penalties, interest and certain income tax benefits, $117 million would affect our provision for income taxes if recognized.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	July 30, 2021	April 30, 2021
Cash, cash equivalents and short-term investments	$4,547	$4,596
Principal amount of debt	$2,650	$2,650

The following is a summary of our cash flow activities:

	Three Months Ended
(In millions)	July 30, 2021	July 31, 2020
Net cash provided by operating activities	$242	$240
Net cash used in investing activities	(54)	(311)
Net cash (used in) provided by financing activities	(218)	1,003
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	43
Net change in cash, cash equivalents and restricted cash	$(35)	$975

Cash Flows

As of July 30, 2021, our cash, cash equivalents and short-term investments were $4.5 billion, which represents a decrease of $49 million for the first quarter of fiscal 2022. During the first quarter of fiscal 2022, we generated $242 million of cash from operating activities, offset by $112 million used for the payment of dividends, $100 million used to repurchase shares of our common stock, $51 million in purchases of property and equipment, and $14 million used for the acquisition of a privately-held company, net of cash acquired. Working capital was $2.5 billion as of July 30, 2021, approximately flat when compared to April 30, 2021.

Cash Flows from Operating Activities

During the first three months of fiscal 2022, we generated cash from operating activities of $242 million, reflecting net income of $202 million, adjusted by non-cash depreciation and amortization of $46 million and non-cash stock-based compensation expense of $53 million, compared to $240 million of cash generated from operating activities during the first three months of fiscal 2021.

Significant changes in assets and liabilities in the first three months of fiscal 2022 included the following:

•	Accounts receivable decreased $287 million, reflecting more favorable shipping linearity and typical lower billings for the first quarter of fiscal 2022 compared to the fourth quarter of fiscal 2021.
•	Accrued expenses decreased by $242 million, primarily due to employee compensation payouts related to fiscal year 2021 commissions and incentive compensation plans.

We expect that cash provided by operating activities may materially fluctuate in future periods due to various factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the first three months of fiscal 2022, we generated $11 million from maturities of investments, net of purchases, and paid $51 million for capital expenditures. Additionally, during the first three months of fiscal 2022, we paid $14 million, net of cash acquired for a privately-held company. During the same period of fiscal 2021, we paid $350 million, net of cash acquired for two privately-held companies.

Cash Flows from Financing Activities

During the first three months of fiscal 2022, cash flows used in financing activities totaled $218 million and include $100 million for the repurchase of 1.2 million shares of common stock and $112 million for the payment of dividends. During the first three months of fiscal 2021, cash flows provided by financing activities totaled $1.0 billion and were primarily due to net cash proceeds of $2.0 billion from the issuance of Senior Notes, partially offset by the use of $513 million for the extinguishment of Senior Notes due June 2021 and $370 million for the net repayment of commercial paper notes with original maturities of three months or less.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including cash generated from operations, and our ability to access capital markets and committed credit lines will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all. For further discussion of factors that could affect our cash flows and liquidity requirements, including the impact of the COVID-19 pandemic, see Part II, Item 1A. Risk Factors.

Liquidity

Our principal sources of liquidity as of July 30, 2021 consisted of cash and cash equivalents, short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	July 30, 2021	April 30, 2021
Cash and cash equivalents	$4,492	$4,529
Short-term investments	55	67
Total	$4,547	$4,596

As of July 30, 2021 and April 30, 2021, $2.4 billion and $2.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $2.1 billion was available in the U.S as of each period-end.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 30, 2021.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 30, 2021 (in millions):

3.25% Senior Notes Due December 2022	$250
3.30% Senior Notes Due September 2024	400
1.875% Senior Notes Due June 2025	750
2.375% Senior Notes Due June 2027	550
2.70% Senior Notes Due June 2030	700
Total	$2,650

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 7 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of July 30, 2021.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of July 30, 2021, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2022 to be between $150 million and $200 million.

Dividends and Stock Repurchase Program

On August 23, 2021, we declared a cash dividend of $0.50 per share of common stock, payable on October 27, 2021 to holders of record as of the close of business on October 8, 2021.

As of July 30, 2021, our Board of Directors has authorized the repurchase of up to $14.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through July 30, 2021, we repurchased a total of 341 million shares of our common stock at an average price of $39.17 per share, for an aggregate purchase price of $13.4 billion. As of July 30, 2021, the remaining authorized amount for stock repurchases under this program was $0.8 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled $954 million at July 30, 2021.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $17 million and $13 million of receivables during the first three months of fiscal 2022 and fiscal 2021, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of July 30, 2021 and April 30, 2021, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of July 30, 2021, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

The summary of our significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2021 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

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

Interest Rate Risk

Fixed Income Investments — As of July 30, 2021, we had fixed income debt investments of $55 million. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of July 30, 2021 would have resulted in a decrease in the fair value of our fixed-income securities of less than $1 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

Debt — As of July 30, 2021, we have outstanding $2.7 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 7 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of July 30, 2021, no amounts were outstanding under the credit facility.

Foreign Currency Exchange Rate Risk

We hedge risks associated with certain foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize foreign currency exchange forward contracts to hedge against the short-term impact of foreign currency fluctuations on certain foreign currency denominated monetary assets and liabilities. We also use foreign currency exchange forward contracts to hedge foreign currency exposures related to forecasted sales transactions denominated in certain foreign currencies. These derivatives are designated and qualify as cash flow hedges under accounting guidance for derivatives and hedging.

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign currency exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of less than 12 months. See Note 10 – Derivatives and Hedging Activities of the Notes to Condensed Consolidated Financial Statements for more information regarding our derivatives and hedging activities.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 30, 2021, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 15 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

The following descriptions of risk factors includes any material changes to, and supersedes the description of risk factors associated with, the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2021 (the “2021 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly cause our actual results of operations and financial condition to vary materially from the past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price.

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

It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power. An increase in industry consolidation might result in stronger competitors that are better able to compete as full-stack vendors for customers and achieve increased economies of scale in the supply chain. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers. For additional information regarding our competitors, see the section entitled “Competition” contained in Part I, Item 1 – Business of our fiscal 2021 Form 10-K.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure and adverse public health developments. In particular, the ongoing COVID-19 pandemic, including the rise of the Delta variant globally, and current trade tensions between the U.S. and China could impact our business and operating results. For products we manufacture in Mexico, tensions between the U.S. and Mexico related to trade and border security issues could delay our shipments to customers, or impact pricing or our business and operating results. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy, data protection, and cybersecurity. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results, financial condition and cash flows.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to advance our corporate strategy and preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in emerging areas of technology such as artificial intelligence and machine learning. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. We have periodically reduced our workforce, including reductions announced in each of the fiscal years from 2019 through 2022, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could disrupt our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results, financial condition and cash flows.

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

   As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, we acquired five privately held companies from fiscal 2020 through the first quarter of fiscal 2022. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, such as differing or inadequate cybersecurity and data privacy protection controls, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

We have implemented a new segment reporting structure, which has been in effect for a limited period of time. There are no assurances that we will be able to successfully implement this change.

Effective at the end of the first quarter of fiscal 2022, we changed our operating and reporting segment structure from one reportable segment to two reportable segments, Public Cloud and Hybrid Cloud. The two segments are designed to reflect the way management and its chief operating decision maker allocate resources and assess the performance of the Company. There is no guarantee that this change will have the desired effect, and in the future we may need to further change our basis of segment reporting. In addition, we may incur additional costs and the risk of additional liabilities, both of which may impact the successful implementation of this change.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in each of the fiscal years 2019 through 2022 we executed restructuring events designed to streamline our business, reduce our cost structure and focus our resources on key strategic opportunities. As a result, we have recognized substantial restructuring charges. In fiscal 2020, we further reorganized our go-to-market organization to streamline operations and improve alignment with customer and market opportunities. In the first quarter of fiscal 2021, we realigned resources to optimize our business and fund our biggest opportunities. We may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including our business unit structure and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third-party resellers or users of discontinued products. Charges associated with these activities could harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

As of July 30, 2021, we had $2.7 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2022, 2024, 2025, 2027 and 2030. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results, financial condition and cash flows will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 30, 2021:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
May 1, 2021 - May 28, 2021	212	$77.34	340,358	$836
May 29, 2021 - June 25, 2021	517	$81.24	340,875	$794
June 25, 2021 - July 30, 2021	520	$80.05	341,395	$752
Total	1,249	$80.08

In May 2003, our Board of Directors approved a stock repurchase program. As of July 30, 2021, our Board of Directors has authorized the repurchase of up to $14.1 billion of our common stock. Since inception of the program through July 30, 2021, we repurchased a total of 341 million shares of our common stock for an aggregate purchase price of $13.4 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended for the first half of fiscal 2021 due to the economic impact of the COVID-19 pandemic. We reinitiated our stock repurchase program in the third quarter of fiscal 2021.

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

Date: September 2, 2021