Form 10-Q
period 2021-10-29
NetApp, Inc.
filed 2021-12-02
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2021

or

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

As of November 30, 2021, there were 222,277,741 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 29, 2021	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,509	$4,529
Short-term investments	39	67
Accounts receivable	647	945
Inventories	155	114
Other current assets	319	346
Total current assets	5,669	6,001
Property and equipment, net	549	525
Goodwill	2,050	2,039
Other intangible assets, net	87	101
Other non-current assets	867	694
Total assets	$9,222	$9,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$432	$420
Accrued expenses	796	970
Short-term deferred revenue and financed unearned services revenue	1,967	2,062
Total current liabilities	3,195	3,452
Long-term debt	2,634	2,632
Other long-term liabilities	735	650
Long-term deferred revenue and financed unearned services revenue	1,899	1,941
Total liabilities	8,463	8,675

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 223 and 222 shares issued and outstanding as of October 29, 2021 and April 30, 2021, respectively	603	504
Retained earnings	194	211
Accumulated other comprehensive loss	(38)	(30)
Total stockholders' equity	759	685
Total liabilities and stockholders' equity	$9,222	$9,360

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net revenues:
Product	$814	$749	$1,544	$1,376
Services	752	667	1,480	1,343
Net revenues	1,566	1,416	3,024	2,719
Cost of revenues:
Cost of product	372	360	701	676
Cost of services	135	123	265	238
Total cost of revenues	507	483	966	914
Gross profit	1,059	933	2,058	1,805
Operating expenses:
Sales and marketing	465	432	916	861
Research and development	216	212	426	445
General and administrative	76	67	142	128
Restructuring charges	7	37	29	42
Acquisition-related expense	1	3	2	11
Total operating expenses	765	751	1,515	1,487
Income from operations	294	182	543	318
Other expense, net	(14)	(7)	(26)	(39)
Income before income taxes	280	175	517	279
Provision for income taxes	56	38	91	65
Net income	$224	$137	$426	$214
Net income per share:
Basic	$1.00	$0.62	$1.91	$0.96
Diluted	$0.98	$0.61	$1.86	$0.96
Shares used in net income per share calculations:
Basic	223	222	223	222
Diluted	229	224	229	223

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net income	$224	$137	$426	$214
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	—	(8)	9
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	—	(1)	(1)	1
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	1	1	2	(8)
Reclassification adjustments for (gains) losses included in net income	(1)	7	(1)	8
Other comprehensive income (loss)	(4)	7	(8)	10
Comprehensive income	$220	$144	$418	$224

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 29, 2021	October 30, 2020
Cash flows from operating activities:
Net income	$426	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	105
Non-cash operating lease cost	28	26
Stock-based compensation	115	103
Deferred income taxes	(32)	—
Other items, net	(12)	28
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	292	197
Inventories	(41)	29
Other operating assets	34	8
Accounts payable	11	(59)
Accrued expenses	(206)	(69)
Deferred revenue and financed unearned services revenue	(97)	(118)
Long-term taxes payable	(65)	(46)
Other operating liabilities	(5)	(17)
Net cash provided by operating activities	540	401
Cash flows from investing activities:
Purchases of investments	(6)	(3)
Maturities, sales and collections of investments	32	110
Purchases of property and equipment	(97)	(92)
Proceeds from sale of properties	—	6
Acquisitions of businesses, net of cash acquired	(14)	(350)
Other investing activities, net	—	8
Net cash used in investing activities	(85)	(321)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	53	49
Payments for taxes related to net share settlement of stock awards	(63)	(34)
Repurchase of common stock	(225)	—
Repayments of commercial paper notes, original maturities of three months or less, net	—	(420)
Issuance of debt, net of issuance costs	—	2,057
Repayments and extinguishment of debt	—	(689)
Dividends paid	(224)	(214)
Other financing activities, net	(2)	(3)
Net cash (used in) provided by financing activities	(461)	746
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	44
Net change in cash, cash equivalents and restricted cash	(19)	870
Cash, cash equivalents and restricted cash:
Beginning of period	4,535	2,666
End of period	$4,516	$3,536

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended October 29, 2021
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, July 30, 2021	224	$550	$204	$(34)	$720
Net income	—	—	224	—	224
Other comprehensive loss	—	—	—	(4)	(4)
Issuance of common stock under employee stock award plans, net of taxes	1	(6)	—	—	(6)
Repurchase of common stock	(2)	(3)	(122)	—	(125)
Stock-based compensation	—	62	—	—	62
Cash dividends declared ($0.50 per common share)	—	—	(112)	—	(112)
Balances, October 29, 2021	223	$603	$194	$(38)	$759

	Three Months Ended October 30, 2020
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, July 31, 2020	222	$323	$—	$(39)	$284
Net income	—	—	137	—	137
Other comprehensive income	—	—	—	7	7
Stock-based compensation	—	49	—	—	49
Cash dividends declared ($0.48 per common share)	—	—	(107)	—	(107)
Balances, October 30, 2020	222	$372	$30	$(32)	$370

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended October 29, 2021
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 30, 2021	222	$504	$211	$(30)	$685
Net income	—	—	426	—	426
Other comprehensive loss	—	—	—	(8)	(8)
Issuance of common stock under employee stock award plans, net of taxes	4	(10)	—	—	(10)
Repurchase of common stock	(3)	(6)	(219)	—	(225)
Stock-based compensation	—	115	—	—	115
Cash dividends declared ($1.00 per common share)	—	—	(224)	—	(224)
Balances, October 29, 2021	223	$603	$194	$(38)	$759

	Six Months Ended October 30, 2020
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 24, 2020	219	$284	$—	$(42)	$242
Net income	—	—	214	—	214
Other comprehensive income	—	—	—	10	10
Issuance of common stock under employee stock award plans, net of taxes	3	15	—	—	15
Stock-based compensation	—	103	—	—	103
Cash dividends declared ($0.96 per common share)	—	(30)	(184)	—	(214)
Balances, October 30, 2020	222	$372	$30	$(32)	$370

See accompanying notes to condensed consolidated financial statements

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 30, 2021 contained in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 29, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

Fiscal 2022 Acquisition

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

The results of operations related to this acquisition have been included in our condensed consolidated statements of income from the acquisition date. Pro forma results of operations have not been presented because the impact from the acquisition is not material to our consolidated results of operations.

Fiscal 2021 Acquisitions

Cloud Jumper Corporation Acquisition

On April 28, 2020, we acquired all the outstanding shares of privately-held Cloud Jumper Corporation (Cloud Jumper), a provider of virtual desktop infrastructure and remote desktop services solutions based in North Carolina, for $34 million in cash.

The acquisition date fair values of the assets acquired and liabilities assumed were as follows (in millions):

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

The acquisition date fair values of the assets acquired and liabilities assumed were as follows (in millions):

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

The results of operations related to the acquisition of both Spot and Cloud Jumper have been included in our consolidated statements of income from their respective acquisition dates. Pro forma results of operations have not been presented because the impact from these acquisitions was not material to our consolidated results of operations for the six months ended October 30, 2020.

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 30, 2021	$2,039
Additions	11
Balance as of October 29, 2021	$2,050

Beginning with the first quarter of fiscal 2022, the Company has two reportable segments: Public Cloud and Hybrid Cloud. As a result, goodwill was allocated to the segments using a relative fair value approach.

Goodwill by reportable segment as of October 29, 2021 is as follows (in millions):

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

Purchased intangible assets, net are summarized below (in millions):

	October 29, 2021			April 30, 2021
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$106	$(47)	$59	$215	$(147)	$68
Customer contracts/relationships	38	(11)	27	38	(8)	30
Other purchased intangibles	3	(2)	1	3	—	3
Total purchased intangible assets	$147	$(60)	$87	$256	$(155)	$101

During fiscal 2022, we retired approximately $114 million of fully amortized developed technology intangible assets.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statements of
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020	Income Classification
Developed technology	$7	$12	$14	$22	Cost of revenues
Customer contracts/relationships	2	3	3	3	Operating expenses
Other purchased intangibles	1	—	2	—	Operating expenses
Total	$10	$15	$19	$25

As of October 29, 2021, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2022 (remainder)	$19
2023	30
2024	19
2025	16
2026	3
Total	$87

5. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	October 29, 2021	April 30, 2021
Cash and cash equivalents	$4,509	$4,529
Restricted cash	7	6
Cash, cash equivalents and restricted cash	$4,516	$4,535

Inventories (in millions):

	October 29, 2021	April 30, 2021
Purchased components	$48	$22
Finished goods	107	92
Inventories	$155	$114

Property and equipment, net (in millions):

	October 29, 2021	April 30, 2021
Land	$46	$46
Buildings and improvements	350	356
Leasehold improvements	77	83
Computer, production, engineering and other equipment	903	869
Computer software	305	305
Furniture and fixtures	76	93
Construction-in-progress	65	46
	1,822	1,798
Accumulated depreciation and amortization	(1,273)	(1,273)
Property and equipment, net	$549	$525

Other non-current assets (in millions):

	October 29, 2021	April 30, 2021
Deferred tax assets	$249	$219
Operating lease ROU assets	263	114
Other assets	355	361
Other non-current assets	$867	$694

Other non-current assets as of October 29, 2021 and April 30, 2021 include $75 million and $71 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited, a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019.

Accrued expenses (in millions):

	October 29, 2021	April 30, 2021
Accrued compensation and benefits	$400	$505
Product warranty liabilities	19	21
Operating lease liabilities	49	49
Other current liabilities	328	395
Accrued expenses	$796	$970

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

The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Balance at beginning of period	$31	$37	$32	$41
Expense accrued during the period	2	4	6	5
Warranty costs incurred	(5)	(6)	(10)	(11)
Balance at end of period	$28	$35	$28	$35

	October 29, 2021	April 30, 2021
Accrued expenses	$19	$21
Other long-term liabilities	9	11
Total warranty liabilities	$28	$32

Warranty expense recognized during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	October 29, 2021	April 30, 2021
Liability for uncertain tax positions	$111	$127
Income taxes payable	303	351
Product warranty liabilities	9	11
Operating lease liabilities	224	71
Other liabilities	88	90
Other long-term liabilities	$735	$650

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	October 29, 2021	April 30, 2021
Deferred product revenue	$47	$59
Deferred services revenue	3,758	3,873
Financed unearned services revenue	61	71
Total	$3,866	$4,003

Reported as:
Short-term	$1,967	$2,062
Long-term	1,899	1,941
Total	$3,866	$4,003

Deferred product revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria. Deferred services revenue represents customer payments made in advance for services, which include software and hardware support contracts, Public Cloud, and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 15 – Commitments and Contingencies for additional information related to these arrangements.

The following tables summarize the activity related to deferred revenue and financed unearned services revenue (in millions):

	Six Months Ended
	October 29, 2021	October 30, 2020
Balance at beginning of period	$4,003	$3,698
Additions	1,363	1,364
Revenue recognized during the period	(1,500)	(1,411)
Balance at end of period	$3,866	$3,651

During the six months ended October 29, 2021 and October 30, 2020, we recognized $1,183 million and $1,207 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of October 29, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied approximated our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 51% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 24% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following tables summarize the activity related to deferred commissions and their balances as reported in our condensed consolidated balance sheets (in millions):

	Six Months Ended
	October 29, 2021	October 30, 2020
Balance at beginning of period	$197	$156
Additions	76	57
Expense recognized during the period	(71)	(45)
Balance at end of period	$202	$168

	October 29, 2021	April 30, 2021
Other current assets	$86	$86
Other non-current assets	116	111
Total deferred commissions	$202	$197

Other expense, net (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Interest income	$1	$2	$3	$5
Interest expense	(18)	(18)	(36)	(36)
Other income (expense), net	3	9	7	(8)
Total other expense, net	$(14)	$(7)	$(26)	$(39)

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 8 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Six Months Ended
	October 29, 2021	October 30, 2020
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$21	$9
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$232	$238
Interest paid	$34	$23

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

Investments

The following is a summary of our investments at their cost or amortized cost for the periods ended October 29, 2021 and April 30, 2021 (in millions):

	October 29, 2021	April 30, 2021
Corporate bonds	$31	$58
U.S. Treasury and government debt securities	7	8
Certificates of deposit	70	61
Mutual funds	43	40
Total debt and equity securities	$151	$167

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

The following table presents the contractual maturities of our debt investments as of October 29, 2021 (in millions):

Amount
Due in one year or less	$96
Due after one year through five years	12
$108

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 29. 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$4,439	$4,439	$—
Corporate bonds	32	—	32
U.S. Treasury and government debt securities	7	3	4
Certificates of deposit	70	—	70
Total cash, cash equivalents and short-term investments	$4,548	$4,442	$106
Other items:
Mutual funds (1)	$8	$8	$—
Mutual funds (2)	$35	$35	$—
Foreign currency exchange contracts assets (1)	$3	$—	$3
Foreign currency exchange contracts liabilities (3)	$(8)	$—	$(8)

	April 30, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$4,468	$4,468	$—
Corporate bonds	59	—	59
U.S. Treasury and government debt securities	8	4	4
Certificates of deposit	61	—	61
Total cash, cash equivalents and short-term investments	$4,596	$4,472	$124
Other items:
Mutual funds (1)	$8	$8	$—
Mutual funds (2)	$32	$32	$—
Foreign currency exchange contracts assets (1)	$9	$—	$9
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of October 29, 2021 and April 30, 2021, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of October 29, 2021 and April 30, 2021, the fair value of our long-term debt was approximately $2,722 million and $2,736 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. All of our debt obligations are categorized as Level 2 instruments.

7. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	October 29, 2021	April 30, 2021
3.25% Senior Notes Due December 2022	3.43%	$250	$250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,650	2,650
Unamortized discount and issuance costs		(16)	(18)
Total long-term debt		$2,634	$2,632

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 29, 2021, we were in compliance with all covenants associated with the Senior Notes.

As of October 29, 2021, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2022 (remainder)	$—
2023	250
2024	—
2025	400
2026	750
Thereafter	1,250
Total	$2,650

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of October 29, 2021 or April 30, 2021. During the first six months of fiscal 2021, we received proceeds of $75 million from the issuance, and made repayments of $176 million for the settlement, of commercial paper notes with original maturities greater than three months.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of October 29, 2021, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

8. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of October 29, 2021, have remaining lease terms not exceeding 15 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of October 29, 2021, have remaining lease terms not exceeding 4 years. As of October 29, 2021, our automobile leases have remaining lease terms not exceeding 5 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

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

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Operating lease cost	$16	$14	$31	$28
Variable lease cost	4	2	8	5
Total lease cost	$20	$16	$39	$33

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Six Months Ended
	October 29, 2021	October 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$28	$28
Right-of-use assets obtained in exchange for new operating lease obligations	$178	$16

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	October 29, 2021	April 30, 2021
Other non-current assets	$263	$114
Total operating lease ROU assets	$263	$114

Accrued expenses	$49	$49
Other long-term liabilities	224	71
Total operating lease liabilities	$273	$120

Weighted Average Remaining Lease Term	7.9 years	3.4 years

Weighted Average Discount Rate	2.7%	2.9%

Future minimum operating lease payments as of October 29, 2021, which exclude the undiscounted payments for the build-to-suit lease located in Wichita, Kansas, expected to commence in the third quarter of fiscal year 2022, are as follows (in millions):

Fiscal Year	Operating Leases
2022 (remainder)	$29
2023	49
2024	41
2025	32
2026	29
Thereafter	123
Total lease payments	303
Less: Interest	(30)
Total	$273

9. Stockholders’ Equity

Equity Incentive Awards

As of October 29, 2021, we have certain equity incentive awards outstanding, which include stock options and restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs). Also outstanding are purchase rights under our Employee Stock Purchase Plan (ESPP).

Stock Options

Less than 1 million options were outstanding as of October 29, 2021 and April 30, 2021.

Information related to our stock options is summarized below (in millions):

	Six Months Ended
	October 29, 2021	October 30, 2020
Intrinsic value of exercises	$8	$1
Proceeds received from exercises	$1	$2
Fair value of options vested	$2	$1

Restricted Stock Units

In the six months ended October 29, 2021, we granted PBRSUs to certain of our executives. Each PBRSUs has performance-based vesting criteria, in addition to the service-based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate one, two or three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the first, second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle most of these PBRSUs at the end of the performance and service period will range from 0% to 200% of a target number of shares originally granted. For most of the PBRSUs granted in the six months ended October 29, 2021, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these TSR performance-based awards were fixed at grant date using a Monte Carlo simulation model. The aggregate grant date fair value of all PBRSUs granted in the current year was $43 million, which is being recognized to compensation expense over the remaining performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 30, 2021	9	$47.75
Granted	4	$78.29
Vested	(2)	$47.73
Forfeited	(1)	$56.65
Outstanding as of October 29, 2021	10	$60.61

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Six Months Ended
	October 29, 2021	October 30, 2020
Shares withheld for taxes	1	1
Fair value of shares withheld	$63	$34

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Six Months Ended
	October 29, 2021	October 30, 2020
Shares issued under the ESPP	1	1
Proceeds from issuance of shares	$52	$47

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Cost of product revenues	$1	$1	$2	$2
Cost of services revenues	4	2	6	5
Sales and marketing	29	24	55	49
Research and development	18	15	34	34
General and administrative	10	7	18	13
Total stock-based compensation expense	$62	$49	$115	$103
Income tax benefit for stock-based compensation expense	$4	$8	$9	$12

As of October 29, 2021, total unrecognized compensation expense related to our equity awards was $515 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.5 years.

Stock Repurchase Program

As of October 29, 2021, our Board of Directors has authorized the repurchase of up to $14.1 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarized activity related to the stock repurchase program for the six months ended October 29, 2021 (in millions, except for per share amounts):

Number of shares repurchased	3
Average price per share	$84.88
Stock repurchases allocated to additional paid-in capital	$6
Stock repurchases allocated to retained earnings	$219
Remaining authorization at end of period	$627

Since the May 13, 2003 inception of our stock repurchase program through October 29, 2021, we repurchased a total of 343 million shares of our common stock at an average price of $39.37 per share, for an aggregate purchase price of $13.5 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Six Months Ended
	October 29, 2021	October 30, 2020
Dividends per share declared	$1.00	$0.96
Dividend payments allocated to additional paid-in capital	$—	$30
Dividend payments allocated to retained earnings	$224	$184

On November 22, 2021, we declared a cash dividend of $0.50 per share of common stock, payable on January 26, 2022 to holders of record as of the close of business on January 7, 2022. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 30, 2021	$(27)	$(4)	$1	$—	$(30)
Other comprehensive income (loss), net of tax	(8)	—	(1)	2	(7)
Amounts reclassified from AOCI, net of tax	—	—	—	(1)	(1)
Total other comprehensive income (loss)	(8)	—	(1)	1	(8)
Balance as of October 29, 2021	$(35)	$(4)	$—	$1	$(38)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020	Statements of Income Classification
Realized (gains) losses on cash flow hedges	$(1)	$7	$(1)	$8	Net revenues

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 29, 2021 or April 30, 2021. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 29, 2021	April 30, 2021
Cash Flow Hedges
Forward contracts purchased	$153	$167
Balance Sheet Contracts
Forward contracts sold	$608	$497
Forward contracts purchased	$114	$117

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 9 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Foreign currency exchange contracts	$(17)	$(6)	$(26)	$17

11. Restructuring Charges

During the first six months of fiscal 2022, we executed a restructuring plan to reduce the amount of office space we currently occupy as we allow more employees to continue to work remotely. In connection with the plan, we also reduced our global workforce by approximately 1%. Charges related to the plan consisted primarily of office relocation costs, lease termination fees, and employee severance related costs. Substantially all activities under the plan have been completed.

Management has previously approved several restructuring actions, including the August 2020 Plan and May 2020 Plan, under which we reduced our global workforce by approximately 6%. Charges related to these restructuring plans consisted primarily of employee severance-related costs. Substantially all activities under these plans were completed as of the end of fiscal 2021.

Activities related to our restructuring plans are summarized as follows (in millions):

	Six Months Ended
	October 29, 2021	October 30, 2020
Balance at beginning of period	$1	$1
Net charges	29	42
Cash payments	(28)	(24)
Balance at end of period	$2	$19

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 29, 2021	October 30, 2020
Effective tax rates	17.6%	23.3%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the six months ended October 29, 2021 includes the impact of discrete tax benefits for lapses of statute of limitations as well as benefits related to stock-based compensation. The effective tax rate for the six months ended October 30, 2020 reflects the impact of taxes resulting from the integration of acquired companies and smaller benefits for stock-based compensation as compared to the current year.

As of October 29, 2021, we had $214 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $110 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $111 million have been recorded in other long-term liabilities.

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

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Numerator:
Net income	$224	$137	$426	$214
Denominator:
Shares used in basic computation	223	222	223	222
Dilutive impact of employee equity award plans	6	2	6	1
Shares used in diluted computation	229	224	229	223
Net Income per Share:
Basic	$1.00	$0.62	$1.91	$0.96
Diluted	$0.98	$0.61	$1.86	$0.96

No potential shares from outstanding employee awards were excluded from the diluted net income per share calculation for the three and six months ended October 29, 2021. Eight million and seven million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the three and six months ended October 30, 2020, respectively, as their inclusion would have been anti-dilutive.

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Three Months Ended October 29, 2021
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$814	$—	$814
Support revenues	590	—	590
Professional and other services revenues	75	—	75
Public cloud revenues	—	87	87
Net revenues	1,479	87	1,566
Cost of product revenues	369	—	369
Cost of support revenues	48	—	48
Cost of professional and other services revenues	54	—	54
Cost of public cloud revenues	—	25	25
Segment cost of revenues	471	25	496
Segment gross profit	$1,008	$62	$1,070
Segment gross margin	68.2%	71.3%	68.3%
Unallocated cost of revenues[1]			11
Total gross profit			$1,059
Total gross margin			67.6%
[1] Unallocated cost of revenues are composed of $4 million of stock-based compensation expense and $7 million of amortization of intangible assets.

	Three Months Ended October 30, 2020
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$749	$—	$749
Support revenues	553	—	553
Professional and other services revenues	67	—	67
Public cloud revenues	—	47	47
Net revenues	1,369	47	1,416
Cost of product revenues	352	—	352
Cost of support revenues	50	—	50
Cost of professional and other services revenues	50	—	50
Cost of public cloud revenues	—	16	16
Segment cost of revenues	452	16	468
Segment gross profit	$917	$31	$948
Segment gross margin	67.0%	66.0%	66.9%
Unallocated cost of revenues[1]			15
Total gross profit			$933
Total gross margin			65.9%
[1] Unallocated cost of revenues are composed of $3 million of stock-based compensation expense and $12 million of amortization of intangible assets.

	Six Months Ended October 29, 2021
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$1,544	$—	$1,544
Support revenues	1,168	—	1,168
Professional and other services revenues	146	—	146
Public cloud revenues	—	166	166
Net revenues	2,858	166	3,024
Cost of product revenues	695	—	695
Cost of support revenues	96	—	96
Cost of professional and other services revenues	105	—	105
Cost of public cloud revenues	—	48	48
Segment cost of revenues	896	48	944
Segment gross profit	$1,962	$118	$2,080
Segment gross margin	68.6%	71.1%	68.8%
Unallocated cost of revenues[1]			22
Total gross profit			$2,058
Total gross margin			68.1%
[1] Unallocated cost of revenues are composed of $8 million of stock-based compensation expense and $14 million of amortization of intangible assets.

	Six Months Ended October 30, 2020
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$1,376	$—	$1,376
Support revenues	1,130	—	1,130
Professional and other services revenues	135	—	135
Public cloud revenues	—	78	78
Net revenues	2,641	78	2,719
Cost of product revenues	657	—	657
Cost of support revenues	101	—	101
Cost of professional and other services revenues	98	—	98
Cost of public cloud revenues	—	29	29
Segment cost of revenues	856	29	885
Segment gross profit	$1,785	$49	$1,834
Segment gross margin	67.6%	62.8%	67.5%
Unallocated cost of revenues[1]			29
Total gross profit			$1,805
Total gross margin			66.4%
[1] Unallocated cost of revenues are composed of $7 million of stock-based compensation expense and $22 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
United States, Canada and Latin America (Americas)	$868	$781	$1,654	$1,490
Europe, Middle East and Africa (EMEA)	461	422	915	805
Asia Pacific (APAC)	237	213	455	424
Net revenues	$1,566	$1,416	$3,024	$2,719

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $773 million and $705 million during the three months ended October 29, 2021 and October 30, 2020, respectively, and were $1,469 million and $1,342 million during the six months ended October 29, 2021 and October 30, 2020, respectively.

The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	October 29, 2021	April 30, 2021
U.S.	$2,800	$2,098
International	1,748	2,498
Total	$4,548	$4,596

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 29, 2021	April 30, 2021
U.S.	$351	$340
International	198	185
Total	$549	$525

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Arrow Electronics, Inc.	24%	25%	24%	24%
Tech Data Corporation	20%	20%	20%	20%

The following customers accounted for 10% or more of accounts receivable:

	October 29, 2021	April 30, 2021
Arrow Electronics, Inc.	10%	10%
Tech Data Corporation	20%	21%

15. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of October 29, 2021, we had $735 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 29, 2021 and April 30, 2021, such liability amounted to $14 million and $15 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of October 29, 2021, we had $318 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $38 million and $26 million of receivables during the six months ended October 29, 2021 and October 30, 2020, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing agreements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of October 29, 2021 and April 30, 2021, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of October 29, 2021, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

On August 14, 2019, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming as defendants NetApp and certain of our executive officers. The complaint alleges that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, by making materially false or misleading statements with respect to our financial guidance for fiscal 2020, as provided on May 22, 2019. Members of the alleged class are purchasers of the Company’s stock between May 22, 2019 and August 1, 2019, the date we provided revised financial guidance for fiscal 2020. The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of the revised guidance on August 1, 2019. The defendants' Motion to Dismiss was granted and on February 26, 2021 and the judge entered judgment in favor of NetApp and the other defendants. On March 26, 2021, Plaintiffs filed a notice of appeal. The parties subsequently engaged in settlement discussions, and on July 30, 2021 entered into a Memorandum of Understanding (“MOU”) providing for the settlement of the class action. Pursuant to the terms of MOU, NetApp has agreed to pay approximately $2.0 million in connection with the settlement, and this amount was accrued during the three months ended July 30, 2021. The parties subsequently executed a stipulation of settlement, which contains no admission of liability, wrongdoing or responsibility by any of the parties, and which provides that the class action will be dismissed with prejudice, with mutual releases by all parties, upon final court approval. On September 24, 2021, plaintiff filed an unopposed motion seeking court approval of the settlement, but no order has issued regarding that motion. The settlement remains subject to court approval.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of October 29, 2021 related to such matters.

16. Subsequent Event

On November 5, 2021, we acquired all the outstanding shares of privately-held CloudCheckr Inc., a leading cloud optimization platform that provides cloud visibility and insights to lower costs, maintain security and compliance, and optimize cloud resources. We are in the process of completing the allocation of approximately $348 million of purchase price among the assets acquired and liabilities assumed.

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

During the first six months of fiscal 2022, due to the macroeconomic uncertainty caused by COVID-19, we continue to observe certain customers delaying purchases of our products and services, while other customers accelerate or place new orders to address the demands of remote working and digital business. We also experienced certain logistical challenges in delivering our products and services to customers in certain regions, and minor supply chain constraints. Given uncertainties that exist in the broader technology supply chain, we have begun to invest in inventory and certain longer-term commitments to help mitigate the risk of supply shortages. If supply chain challenges continue it could result in an increase in our cost of revenues.

The magnitude and duration of the disruption to our business, and impact to our operational and financial performance, caused by COVID-19 pandemic remain uncertain. Refer to Part II, Item 1A. – Risk Factors for the significant risks we have identified as a result of the COVID-19 pandemic.

Stock Repurchase and Dividend Activity

During the first six months of fiscal 2022, we repurchased 2.7 million shares of our common stock at an average price of $84.88 per share, for an aggregate of $225 million. We also declared aggregate cash dividends of $1.00 per share in that period, for which we paid $224 million.

Restructuring Event

During the first six months of fiscal 2022, we executed a restructuring plan and recognized expenses totaling $29 million, of which $7 million were recorded in the second quarter of fiscal 2022, consisting primarily of lease termination fees, office relocation costs, and employee severance-related costs.

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

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net revenues:
Product	52%	53%	51%	51%
Services	48	47	49	49
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	24	25	23	25
Cost of services	9	9	9	9
Gross profit	68	66	68	66
Operating expenses:
Sales and marketing	30	31	30	32
Research and development	14	15	14	16
General and administrative	5	5	5	5
Restructuring charges	—	3	1	2
Acquisition-related expense	—	—	—	—
Total operating expenses	49	53	50	55
Income from operations	19	13	18	12
Other expense, net	(1)	—	(1)	(1)
Income before income taxes	18	12	17	10
Provision for income taxes	4	3	3	2
Net income	14%	10%	14%	8%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Net revenues	$1,566	$1,416	11%	$3,024	$2,719	11%

The increase in net revenues for the second quarter and first six months of fiscal 2022 compared to the corresponding periods of fiscal 2021 was due to an increase in both product revenues and services revenues. Product revenues as a percentage of net revenues decreased by approximately one percentage point and remained relatively flat in the second quarter and first six months of fiscal 2022, respectively, compared to the corresponding periods of fiscal 2021.

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Product revenues	$814	$749	9%	$1,544	$1,376	12%
Hardware (Non-GAAP)	339	332	2%	655	648	1%
Software (Non-GAAP)	475	417	14%	889	728	22%

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

Total product revenues increased in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of the prior year, primarily driven by an increase in sales of all-flash array systems.

Revenues from the hardware component of product revenues represented 42% of product revenues in both the second quarter and first six months of fiscal 2022, compared to 44% and 47% of product revenues in the corresponding periods of the prior year. The software component of product revenues represented 58% of product revenues in both the second quarter and first six months of fiscal 2022, compared to 56% and 53% of product revenues in the corresponding periods of the prior year. The increase in the software component percentage of product revenues in the second quarter and first six months of fiscal 2022 is primarily due to the mix of systems sold, including a higher mix of all-flash array systems, which contain a higher proportion of software components than other Hybrid Cloud products.

Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Services revenues	$752	$667	13%	$1,480	$1,343	10%
Support	590	553	7%	1,168	1,130	3%
Professional and other services	75	67	12%	146	135	8%
Public cloud	87	47	85%	166	78	113%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of the prior year, despite an extra week in the first quarter of fiscal 2021 that contributed approximately $40 million of revenues in that period. The increases are primarily due to an increase in our installed base and a higher mix of all-flash systems (which carry a higher support dollar content than our other products) in the current year.

Professional and other services revenues increased in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of the prior year primarily due to an increase in demand from increased product sales.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings primarily delivered as-a-service, which include storage services, cloud automation and optimization services, and cloud infrastructure monitoring services.

Public Cloud revenues increased in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of the prior year primarily due to strong customer demand for NetApp’s diversified cloud offerings, coupled with overall growth in the cloud market. The first six months of fiscal 2022 also benefitted from the acquisition of Spot, Inc. late in the first quarter of fiscal 2021.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Cost of product revenues	$372	$360	3%	$701	$676	4%
Hybrid Cloud	369	352	5%	695	657	6%
Unallocated	3	8	(63)%	6	19	(68)%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 46% and 45% of product revenues for the second quarter and first six months of fiscal 2022, respectively, compared to 48% and 49% for the corresponding periods of fiscal 2021. Materials costs represented 92% and 91% of cost of Hybrid Cloud product revenues for the second quarter and first six months of fiscal 2022, respectively, compared to 89% and 88% in the corresponding periods of fiscal 2021.

Materials costs increased by approximately $22 million and $39 million in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of the prior year, reflecting the increases in product revenues in the current year periods and the mix of systems sold in the respective periods.

Hybrid Cloud product gross margins increased by approximately two percentage points and three percentage points in the second quarter and first six months of fiscal 2022, respectively, compared to the corresponding periods of the prior year. The increases are primarily due to the mix of systems sold, including a higher mix of all-flash array systems which have higher margins than hybrid systems.

Unallocated

Unallocated cost of product revenues decreased in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of the prior year due to certain intangible assets becoming fully amortized in the second half of fiscal 2021.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Cost of services revenues	$135	$123	10%	$265	$238	11%
Support	48	50	(4)%	96	101	(5)%
Professional and other services	54	50	8%	105	98	7%
Public cloud	25	16	56%	48	29	66%
Unallocated	8	7	14%	16	10	60%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, was relatively flat in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of fiscal 2021. Cost of Hybrid Cloud services revenues represented 15% of Hybrid Cloud services revenues in the second quarter and first six months of fiscal 2022 and 16% of Hybrid Cloud services revenues in the corresponding periods of the prior year.

Hybrid Cloud support gross margins increased by one percentage point each in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of the prior year due to growth in support revenues achieved with a consistent cost base. Hybrid Cloud professional services gross margins increased by three percentage points and one percentage point in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of the prior year.

Public Cloud

Cost of Public Cloud revenues increased in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of fiscal 2021 reflecting the increase in Public Cloud revenues. Public Cloud gross margins increased by five percentage points and eight percentage points in the second quarter and first six months of fiscal 2022, respectively, compared to the corresponding periods of fiscal 2021, reflecting efficiencies from scaling our Public Cloud segment.

Unallocated

Unallocated cost of services revenues was relatively flat in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, while it increased in the first six months of fiscal 2022 compared to the corresponding period of fiscal 2021 due to our acquisition of Spot, Inc. in the first quarter of fiscal 2021 which resulted in higher amortization expense for certain intangible assets.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the second quarter and first six months of fiscal 2022 totaled $757 million, or 48% of net revenues, and $1,484 million, or 49% of net revenues, respectively, reflecting a decrease of two percentage points and four percentage points, respectively, compared to the corresponding periods of fiscal 2021.

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $38 million, or 9%, in the second quarter of fiscal 2022 compared to the corresponding period of the prior year, reflecting an increase of all components of compensation costs.

Total compensation costs included in operating expenses increased by $17 million, or 2%, in the first six months of fiscal 2022 compared to the corresponding period of the prior year, primarily due to higher salaries and stock-based compensation expenses. Total compensation costs for the first six months of fiscal 2021 includes the impact of an additional week in the first quarter of fiscal 2021.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Sales and marketing expenses	$465	$432	8%	$916	$861	6%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. Changes in sales and marketing expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2022 to Fiscal 2021	Fiscal 2022 to Fiscal 2021
Compensation costs	6	3
Commissions	2	2
Advertising and marketing promotional expense	—	1
Total change	8	6

The increase in compensation costs for the second quarter and first six months of fiscal 2022 compared to the corresponding periods of the prior year reflected an increase in average headcount of approximately 4% and 5%, respectively. The expansion of our sales and marketing teams are expected to support our ability to execute on key market opportunities.

The increase in commissions expense for the second quarter and first six months of fiscal 2022 is primarily due to higher performance against sales goals.

Advertising and marketing promotional expense increased in the first six months of fiscal 2022 compared to the corresponding period of the prior year, primarily due to higher spending levels on certain projects executed during the first quarter of fiscal 2022.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Research and development expenses	$216	$212	2%	$426	$445	(4)%

Research and development expenses consist primarily of compensation costs, facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2022 to Fiscal 2021	Fiscal 2022 to Fiscal 2021
Compensation costs	4	(4)
Other	(2)	—
Total change	2	(4)

The increase in compensation costs for the second quarter of fiscal 2022 compared to the corresponding period in the prior year was primarily attributable to higher incentive compensation expense as a result of stronger company achievement against financial targets. The decrease in compensation costs for the six months of fiscal 2022 compared to the corresponding period in the prior year was attributable to a decrease in average headcount of 5%, primarily resulting from the restructuring plans we implemented in fiscal 2020 which were completed during the first half of fiscal 2021.

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
General and administrative expenses	$76	$67	13%	$142	$128	11%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2022 to Fiscal 2021	Fiscal 2022 to Fiscal 2021
Compensation costs	10	4
Professional and legal fees and outside services	8	7
Litigation settlement	(7)	(4)
Facilities and IT support costs	1	1
Other	1	3
Total change	13	11

The increase in compensation costs in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of the prior year was primarily attributable to higher stock-based compensation expense. The increase in professional and legal fees and outside services expense in the second quarter and first six months of fiscal 2022 was primarily due to higher spending on business transformation projects and an increase in legal fees. During the second quarter of fiscal 2021, we incurred a litigation settlement charge of approximately $5 million.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Restructuring charges	$7	$37	NM	$29	$42	NM

NM – Not Meaningful

In the second quarter and first six months of fiscal 2022, we recognized $7 million and $29 million, respectively, in restructuring costs, consisting primarily of lease termination fees, office relocation costs, and employee severance-related costs.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Acquisition-related expense	$1	$3	NM	$2	$11	NM

NM – Not Meaningful

In the first six months of fiscal 2022, we incurred $2 million of acquisition-related costs, primarily legal and consulting fees.

Other Expense, Net (in millions, except percentages)

The components of other expense, net were as follows:

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Interest income	$1	$2	(50)%	$3	$5	(40)%
Interest expense	(18)	(18)	—%	(36)	(36)	—%
Other income (expense), net	3	9	(67)%	7	(8)	(188)%
Total	$(14)	$(7)	100%	$(26)	$(39)	(33)%

Interest income decreased in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of the prior year due to both a reduction in the size of our investment portfolio and lower yields earned on the investments. Interest expense remained flat in the second quarter and first six months of fiscal 2022 compared to the corresponding periods of fiscal 2021.

The differences in other income (expense), net for the second quarter and first six months of fiscal 2022 as compared to the corresponding periods of the prior year are partially due to foreign exchange gains and losses year-over-year. In the first six months of fiscal 2021, other income (expense), net includes a $14 million loss recognized from the extinguishment of our Senior Notes due June 2021.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2021	October 30, 2020	% Change	October 29, 2021	October 30, 2020	% Change
Provision for income taxes	$56	$38	47%	$91	$65	40%

Our effective tax rate for the second quarter of fiscal 2022 was 20.0% compared to 21.7% for the second quarter of fiscal 2021. Our effective tax rate for the first six months of fiscal 2022 was 17.6% compared to 23.3% for the first six months of fiscal 2021. Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the second quarter and first six months of fiscal 2022 decreased compared to the corresponding periods of the prior year due to discrete tax benefits for lapses of statute of limitations as well as increased benefits related to stock-based compensation. Additionally, the corresponding periods of the prior year included tax charges for the integration of acquired companies.

As of October 29, 2021, we had $214 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $110 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $111 million have been recorded in other long-term liabilities.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	October 29, 2021	April 30, 2021
Cash, cash equivalents and short-term investments	$4,548	$4,596
Principal amount of debt	$2,650	$2,650

The following is a summary of our cash flow activities:

	Six Months Ended
(In millions)	October 29, 2021	October 30, 2020
Net cash provided by operating activities	$540	$401
Net cash used in investing activities	(85)	(321)
Net cash (used in) provided by financing activities	(461)	746
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	44
Net change in cash, cash equivalents and restricted cash	$(19)	$870

Cash Flows

As of October 29, 2021, our cash, cash equivalents and short-term investments were $4.5 billion, which represents a decrease of $48 million for the first six months of fiscal 2022. During the first six months of fiscal 2022, we generated $540 million of cash from operating activities, offset by $224 million used for the payment of dividends, $225 million used to repurchase shares of our common stock, $97 million in purchases of property and equipment, and $14 million, net of cash acquired, used for the acquisition of a privately-held company. Net working capital was $2.5 billion as of October 29, 2021, approximately flat when compared to April 30, 2021.

Cash Flows from Operating Activities

During the first six months of fiscal 2022, we generated cash from operating activities of $540 million, reflecting net income of $426 million, adjusted by non-cash depreciation and amortization of $92 million and non-cash stock-based compensation expense of $115 million, compared to $401 million of cash generated from operating activities during the first six months of fiscal 2021.

Significant changes in assets and liabilities in the first six months of fiscal 2022 included the following:

•
Accounts receivable decreased $292 million, reflecting more favorable shipping linearity and seasonally lower billings for the first six months of fiscal 2022 compared to the last six months of fiscal 2021.
•
Accrued expenses decreased by $206 million, primarily due to employee compensation payouts related to fiscal year 2021 commissions and incentive compensation plans.
•
Deferred revenue and financed unearned services revenue decreased by $97 million, primarily due to a decrease in deferred software and hardware maintenance contract revenues reflecting the seasonality of maintenance contract renewal activities.
•
Long-term taxes payables decreased by $65 million, primarily due to reclassification of transition taxes associated with U.S. tax reform from long-term taxes payable to current taxes payable.

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

Cash Flows from Investing Activities

During the first six months of fiscal 2022, we generated $26 million from maturities of investments, net of purchases, and paid $97 million for capital expenditures, while during the same period of fiscal 2021, we generated $107 million from maturities and sales of investments, net of purchases, and paid $92 million for capital expenditures. Additionally, during the first six months of fiscal 2022, we paid $14 million, net of cash acquired for a privately-held company, as compared to $350 million, net of cash acquired that we paid for two privately-held companies in the first six months of fiscal 2021.

Cash Flows from Financing Activities

During the first six months of fiscal 2022, cash flows used in financing activities totaled $461 million and include $225 million for the repurchase of approximately three million shares of common stock and $224 million for the payment of dividends. During the first six months of fiscal 2021, cash flows provided by financing activities totaled $746 million, and were primarily due to net cash proceeds of $2.0 billion from the issuance of Senior Notes, partially offset by the use of $513 million for the extinguishment of Senior Notes due June 2021 and $420 million for the net repayment of commercial paper notes with original maturities of three months or less, $214 million for the payment of dividends, and $176 million for the repayment of commercial paper notes with original maturities of greater than three months.

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

Liquidity

Our principal sources of liquidity as of October 29, 2021 consisted of cash and cash equivalents, short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	October 29, 2021	April 30, 2021
Cash and cash equivalents	$4,509	$4,529
Short-term investments	39	67
Total	$4,548	$4,596

As of October 29, 2021 and April 30, 2021, $1.7 billion and $2.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $2.8 billion and $2.1 billion, respectively, were available in the U.S.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies through asset purchases and/or business acquisitions, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared. In the ordinary course of business, we engage in periodic reviews of opportunities to invest in or acquire companies or units in companies to expand our total addressable market, leverage technological synergies and establish new streams of revenue, particularly in our Public Cloud segment.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 29, 2021.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 29, 2021 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of October 29, 2021.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of October 29, 2021, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2022 to be between $100 million and $150 million.

Dividends and Stock Repurchase Program

On November 22, 2021, we declared a cash dividend of $0.50 per share of common stock, payable on January 26, 2022 to holders of record as of the close of business on January 7, 2022.

As of October 29, 2021, our Board of Directors has authorized the repurchase of up to $14.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through October 29, 2021, we repurchased a total of 343 million shares of our common stock at an average price of $39.37 per share, for an aggregate purchase price of $13.5 billion. As of October 29, 2021, the remaining authorized amount for stock repurchases under this program was $0.6 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled $1,053 million at October 29, 2021.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $38 million and $26 million of receivables during the first six months of fiscal 2022 and fiscal 2021, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of October 29, 2021 and April 30, 2021, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of October 29, 2021, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of October 29, 2021, we had fixed income debt investments of $39 million. Our investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These investments, which consist primarily of corporate bonds, U.S. Treasury and government debt securities and certificates of deposit, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of October 29, 2021 would have resulted in a decrease in the fair value of our fixed-income securities of less than $1 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

Debt — As of October 29, 2021, we have outstanding $2.7 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 7 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of October 29, 2021, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 29, 2021, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, we acquired six privately held companies from fiscal 2020 through the second quarter of fiscal 2022. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover liabilities or risks associated with the acquisition, such as differing or inadequate cybersecurity and data privacy protection controls, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could materially harm our operating results and financial condition. As an example, the United States Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with IT vendors, including us and several of our competitors and channel partners, under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. Although the DOJ and GSA currently have no claims pending against us, we could face claims in the future. Violations of certain regulatory and contractual requirements, including with respect to data security, affirmative action program requirements, or COVID-19 vaccine mandates could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

We do not manufacture our products or their components. Instead, we rely on third parties to manufacture our products and critical components, such as disk drives, as well as for associated logistics. Our lack of direct responsibility for, and control over, these elements of our business, as well as the diverse international geographic locations of our manufacturing partners and suppliers, creates significant risks for us, including, among other things:

•
Impacts on our supply chain from adverse public health developments, including outbreaks of contagious diseases such as the ongoing COVID-19 pandemic;

•
Limited number of suppliers for certain components;

•
No guarantees of supply and limited ability to control the quality, quantity and cost of our products or of their components;

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

Such risks have subjected us, and could in the future subject us, to supply constraints, price increases and minimum purchase requirements and our business, operating results, financial condition and cash flows could be harmed. For example, the current global shortage of critical product components has caused us to experience increased prices and extended lead times for certain critical components. The shortage could reduce our flexibility to react to product mix changes and disrupt our production schedule. The risks associated with our outsourced manufacturing model are particularly acute when we transition products to new facilities or manufacturers, introduce and increase volumes of new products or qualify new contract manufacturers or suppliers, at which times our ability to manage the relationships among us, our manufacturing partners and our component suppliers, becomes critical. New manufacturers, products, components or facilities create increased costs and risk that we will fail to deliver high quality products in the required volumes to our customers. Any failure of a manufacturer or component supplier to meet our quality, quantity or delivery requirements in a cost-effective manner will harm our business, including customer relationships and as a result could harm our operating results, financial condition and cash flows.

We rely on a limited number of suppliers for critical product components.

We rely on a limited number of suppliers for drives and other components utilized in the assembly of our products, including certain single source suppliers, which has subjected us, and could in the future subject us, to price rigidity, periodic supply constraints, and the inability to produce our products with the quality and in the quantities demanded. Consolidation among suppliers, particularly within the semiconductor and disk drive industries, has contributed to price rigidity and supply constraints. When industry supply is constrained, or the supply chain is disrupted, our suppliers may allocate volumes away from us and to our competitors, all of which rely on many of the same suppliers as we do. Accordingly, our business, operating results, financial condition and cash flows may be harmed.

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

As of October 29, 2021, we had $2.7 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2022, 2024, 2025, 2027 and 2030. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results, financial condition and cash flows will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. While we are currently considered an essential business in many of the key regions in which we operate, including in the United States (U.S.), there is no guarantee that we will continue to be classified as such. We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate such as India, including office closures and working remotely for the vast majority of employees, all of which could negatively impact our business. The magnitude and duration of the disruption and resulting decline in business activity is uncertain and has limited our ability to forecast future demand for our products and services as well as the timing of future supply of product components. The COVID-19 pandemic and its uneven recovery have adversely affected, and we expect may continue to adversely affect, our business in a variety of ways, including by negatively impacting the demand for our products and services, and our ability to build and convert our sales pipeline (including delayed and deferred purchases); restricting our sales, marketing and distribution efforts; disrupting our supply chain, including delaying delivery and increasing the cost of critical product components, and our ability to deliver product to customers; and constraining business operations, research and development capabilities, engineering, design and manufacturing processes and other important business activities, including in India. In addition, the COVID-19 pandemic has disrupted the operations of our suppliers, customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns and limited access to capital markets, all of which have and may continue to negatively impact our business and results of operations, including cash flows. Accordingly, we expect the COVID-19 pandemic to have a negative impact on our future sales and results of operations, the magnitude and duration of which we are unable to predict. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which volatility has and may continue to adversely impact our stock price and could impact our ability to access capital markets. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, potentially leading to a prolonged economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations for an extended period of time. To the extent that the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those incorporated by reference herein, such as those relating to our products and services, financial performance, credit rating and debt obligations.

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

Our effective tax rate could also be adversely affected by changes in tax laws and regulations and interpretations of such laws and regulations, which in turn would negatively impact our earnings and cash and cash equivalent balances we currently maintain. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition. Evolving or revised tax laws and regulations globally, including the 2017 Tax Cuts and Jobs Act deferral on tax deductions for certain research and development expenses could change the amount or accounting treatment of the expense we occur in the future. Changes in U.S. corporate tax law are currently being considered by the U.S. Congress and if certain of these proposals are ultimately enacted into legislation, they could materially impact our operations and financial results.

We are routinely subject to income tax audits in the U.S. and several foreign tax jurisdictions. If the ultimate determination of income taxes or at-source withholding taxes assessed under these audits results in amounts in excess of the tax provision we have recorded or reserved for, our operating results, financial condition and cash flows could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 29, 2021:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 31, 2021 - August 27, 2021	301	$81.96	341,695	$728
August 28, 2021 - September 24, 2021	589	$91.14	342,285	$674
September 25, 2021 - October 29, 2021	512	$91.11	342,797	$627
Total	1,402	$89.16

In May 2003, our Board of Directors approved a stock repurchase program. As of October 29, 2021, our Board of Directors has authorized the repurchase of up to $14.1 billion of our common stock. Since inception of the program through October 29, 2021, we repurchased a total of 343 million shares of our common stock for an aggregate purchase price of $13.5 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended for the first half of fiscal 2021 due to the economic impact of the COVID-19 pandemic. We reinitiated our stock repurchase program in the third quarter of fiscal 2021.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Employee), effective September 10, 2021	—	—	—	—

10.2*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Senior Executive), effective September 10, 2021	—	—	—	—

10.3*	Form of Restricted Stock Unit Agreement (Performance Based) under the Company's 2021 Equity Incentive Plan, effective September 10, 2021	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

* Identifies management plan or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President and Chief Financial Officer

Date: December 2, 2021