Form 10-Q
period 2022-01-28
NetApp, Inc.
filed 2022-03-02
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2022

or

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

As of February 23, 2022, there were 222,536,456 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2022 NetApp, Inc. All Rights Reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, and the marks listed at http://www.netapp.com/TM are trademarks of NetApp, Inc. Other company and product names may be trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 28, 2022	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,170	$4,529
Short-term investments	31	67
Accounts receivable	799	945
Inventories	167	114
Other current assets	346	346
Total current assets	5,513	6,001
Property and equipment, net	575	525
Goodwill	2,330	2,039
Other intangible assets, net	150	101
Other non-current assets	932	694
Total assets	$9,500	$9,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$432	$420
Accrued expenses	807	970
Current portion of long-term debt	250	—
Short-term deferred revenue and financed unearned services revenue	2,063	2,062
Total current liabilities	3,552	3,452
Long-term debt	2,385	2,632
Other long-term liabilities	775	650
Long-term deferred revenue and financed unearned services revenue	1,906	1,941
Total liabilities	8,618	8,675

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 223 and 222 shares issued and outstanding as of January 28, 2022 and April 30, 2021, respectively	709	504
Retained earnings	214	211
Accumulated other comprehensive loss	(41)	(30)
Total stockholders' equity	882	685
Total liabilities and stockholders' equity	$9,500	$9,360

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Net revenues:
Product	$846	$775	$2,390	$2,151
Services	768	695	2,248	2,038
Net revenues	1,614	1,470	4,638	4,189
Cost of revenues:
Cost of product	407	369	1,108	1,045
Cost of services	134	126	399	364
Total cost of revenues	541	495	1,507	1,409
Gross profit	1,073	975	3,131	2,780
Operating expenses:
Sales and marketing	461	436	1,377	1,297
Research and development	220	215	646	660
General and administrative	65	63	207	191
Restructuring charges	—	—	29	42
Acquisition-related expense	6	3	8	14
Total operating expenses	752	717	2,267	2,204
Income from operations	321	258	864	576
Other expense, net	(15)	(11)	(41)	(50)
Income before income taxes	306	247	823	526
Provision for income taxes	54	65	145	130
Net income	$252	$182	$678	$396
Net income per share:
Basic	$1.13	$0.82	$3.04	$1.78
Diluted	$1.10	$0.80	$2.96	$1.76
Shares used in net income per share calculations:
Basic	223	223	223	222
Diluted	229	227	229	225

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Net income	$252	$182	$678	$396
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	1	(11)	10
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	—	(1)	(1)	—
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	4	(5)	6	(13)
Reclassification adjustments for (gains) losses included in net income	(4)	3	(5)	11
Other comprehensive income (loss)	(3)	(2)	(11)	8
Comprehensive income	$249	$180	$667	$404

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 28, 2022	January 29, 2021
Cash flows from operating activities:
Net income	$678	$396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	159
Non-cash operating lease cost	40	38
Stock-based compensation	179	149
Deferred income taxes	(66)	(1)
Other items, net	(35)	35
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	137	208
Inventories	(53)	39
Other operating assets	—	(35)
Accounts payable	10	(92)
Accrued expenses	(207)	(61)
Deferred revenue and financed unearned services revenue	46	10
Long-term taxes payable	(66)	(51)
Other operating liabilities	(6)	(20)
Net cash provided by operating activities	800	774
Cash flows from investing activities:
Purchases of investments	(7)	(4)
Maturities, sales and collections of investments	43	144
Purchases of property and equipment	(158)	(124)
Proceeds from sale of properties	—	6
Acquisitions of businesses, net of cash acquired	(359)	(350)
Other investing activities, net	—	8
Net cash used in investing activities	(481)	(320)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	105	92
Payments for taxes related to net share settlement of stock awards	(69)	(38)
Repurchase of common stock	(350)	(50)
Repayments of commercial paper notes, original maturities of three months or less, net	—	(420)
Issuance of debt, net of issuance costs	—	2,057
Repayments and extinguishment of debt	—	(689)
Dividends paid	(335)	(321)
Other financing activities, net	(2)	(7)
Net cash (used in) provided by financing activities	(651)	624
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	70
Net change in cash, cash equivalents and restricted cash	(358)	1,148
Cash, cash equivalents and restricted cash:
Beginning of period	4,535	2,666
End of period	$4,177	$3,814

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended January 28, 2022
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, October 29, 2021	223	$603	$194	$(38)	$759
Net income	—	—	252	—	252
Other comprehensive loss	—	—	—	(3)	(3)
Issuance of common stock under employee stock award plans, net of taxes	1	46	—	—	46
Repurchase of common stock	(1)	(4)	(121)	—	(125)
Stock-based compensation	—	64	—	—	64
Cash dividends declared ($0.50 per common share)	—	—	(111)	—	(111)
Balances, January 28, 2022	223	$709	$214	$(41)	$882

	Three Months Ended January 29, 2021
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, October 30, 2020	222	$372	$30	$(32)	$370
Net income	—	—	182	—	182
Other comprehensive loss	—	—	—	(2)	(2)
Issuance of common stock under employee stock award plans, net of taxes	2	39	—	—	39
Repurchase of common stock	(1)	(1)	(49)	—	(50)
Stock-based compensation	—	46	—	—	46
Cash dividends declared ($0.48 per common share)	—	—	(107)	—	(107)
Balances, January 29, 2021	223	$456	$56	$(34)	$478

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended January 28, 2022
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 30, 2021	222	$504	$211	$(30)	$685
Net income	—	—	678	—	678
Other comprehensive loss	—	—	—	(11)	(11)
Issuance of common stock under employee stock award plans, net of taxes	5	36	—	—	36
Repurchase of common stock	(4)	(10)	(340)	—	(350)
Stock-based compensation	—	179	—	—	179
Cash dividends declared ($1.50 per common share)	—	—	(335)	—	(335)
Balances, January 28, 2022	223	$709	$214	$(41)	$882

	Nine Months Ended January 29, 2021
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 24, 2020	219	$284	$—	$(42)	$242
Net income	—	—	396	—	396
Other comprehensive income	—	—	—	8	8
Issuance of common stock under employee stock award plans, net of taxes	5	54	—	—	54
Repurchase of common stock	(1)	(1)	(49)	—	(50)
Stock-based compensation	—	149	—	—	149
Cash dividends declared ($1.44 per common share)	—	(30)	(291)	—	(321)
Balances, January 29, 2021	223	$456	$56	$(34)	$478

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 30, 2021 contained in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 28, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

2. Recent Accounting Pronouncements

In October 2021, the FASB amended certain Topic 805, Business Combinations, guidance to require customer contract assets and liabilities to be recognized consistent with ASC 606 as if the acquiring company had originally executed the acquired company's customer contracts. We early-adopted this guidance in our third quarter of fiscal 2022. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

3. Business Combinations

Fiscal 2022 Acquisitions

CloudCheckr Inc. Acquisition

On November 5, 2021, we acquired all the outstanding shares of privately-held CloudCheckr Inc., ("CloudCheckr") for approximately $347 million in cash. CloudCheckr is a leading cloud optimization platform that provides cloud visibility and insights to lower costs, maintain security and compliance, and optimize cloud resources.

The preliminary acquisition-date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Amount
Cash	$2
Intangible assets	76
Goodwill	280
Other assets	6
Total assets acquired	364
Liabilities assumed	(17)
Total purchase price	$347

The components of the intangible assets acquired were as follows (in millions, except useful life):

	Amount	Estimated useful life (years)
Developed technology	$45	5
Customer contracts/relationships	30	5
Trade name	1	3
Total intangible assets	$76

Data Mechanics Inc. Acquisition

On June 18, 2021, we acquired all the outstanding shares of privately-held Data Mechanics Inc., a provider of managed platforms for big data processing and cloud analytics headquartered in Paris, France, for approximately $15 million in cash.

The preliminary acquisition-date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Amount
Cash	$1
Developed technology	5
Goodwill	11
Total assets acquired	17
Liabilities assumed	(2)
Total purchase price	$15

The acquired assets and assumed liabilities of Data Mechanics and CloudCheckr were recorded at their estimated fair values. We determined the preliminary estimated fair values with the assistance of valuations and appraisals performed by third party specialists and estimates made by management. We expect to realize incremental revenue by offering continuous cost optimization and managed services from our existing capabilities to help customers improve their cloud resources and realize the benefits of cloud faster and at scale. We also anticipate opportunities for growth through the ability to leverage additional future products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of their identifiable net assets acquired, and as a result, we have recorded goodwill in connection with both of these acquisitions. The goodwill is not deductible for income tax purposes.

The results of operations related to the acquisitions of Data Mechanics and CloudCheckr have been included in our condensed consolidated statements of income from their respective acquisition dates. Pro forma results of operations have not been presented because the impact from these acquisitions was not material to our consolidated results of operations.

Fiscal 2021 Acquisitions

Cloud Jumper Corporation Acquisition

On April 28, 2020, we acquired all the outstanding shares of privately-held Cloud Jumper Corporation ("Cloud Jumper"), a provider of virtual desktop infrastructure and remote desktop services solutions based in North Carolina, for $34 million in cash.

The acquisition date fair values of the assets acquired and liabilities assumed were as follows (in millions):

Amount
Developed technology	$16
Customer contracts/relationships	6
Goodwill	12
Other assets	1
Total assets acquired	35
Liabilities assumed	(1)
Total purchase price	$34

Spot, Inc. Acquisition

On July 9, 2020, we acquired all the outstanding shares of privately-held Spot, Inc. ("Spot"), a provider of compute management cost optimization services on the public clouds based in Israel, for $340 million in cash.

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

The results of operations related to the acquisitions of Spot and Cloud Jumper have been included in our consolidated statements of income from their respective acquisition dates. Pro forma results of operations have not been presented because the impact from these acquisitions was not material to our consolidated results of operations.

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 30, 2021	$2,039
Additions	291
Balance as of January 28, 2022	$2,330

Beginning with the first quarter of fiscal 2022, the Company has two reportable segments: Public Cloud and Hybrid Cloud. As a result, goodwill was allocated to the segments using a relative fair value approach. Goodwill additions of $291 million related to the acquisition of CloudCheckr and Data Mechanics have been allocated to our Public Cloud segment.

Goodwill by reportable segment as of January 28, 2022 is as follows (in millions):

Amount
Public Cloud	$616
Hybrid Cloud	1,714
Total goodwill	$2,330

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

Purchased intangible assets, net are summarized below (in millions):

	January 28, 2022			April 30, 2021
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$151	$(56)	$95	$215	$(147)	$68
Customer contracts/relationships	68	(15)	53	38	(8)	30
Other purchased intangibles	4	(2)	2	3	—	3
Total purchased intangible assets	$223	$(73)	$150	$256	$(155)	$101

During fiscal 2022, we retired approximately $114 million of fully amortized developed technology intangible assets.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statements of
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021	Income Classification
Developed technology	$9	$12	$23	$34	Cost of revenues
Customer contracts/relationships	4	3	7	6	Operating expenses
Other purchased intangibles	—	—	2	—	Operating expenses
Total	$13	$15	$32	$40

As of January 28, 2022, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2022 (remainder)	$14
2023	45
2024	34
2025	35
2026	18
2027	4
Total	$150

5. Supplemental Financial Information

Cash, cash equivalents and restricted cash (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	January 28, 2022	April 30, 2021
Cash and cash equivalents	$4,170	$4,529
Restricted cash	7	6
Cash, cash equivalents and restricted cash	$4,177	$4,535

Inventories (in millions):

	January 28, 2022	April 30, 2021
Purchased components	$97	$22
Finished goods	70	92
Inventories	$167	$114

Property and equipment, net (in millions):

	January 28, 2022	April 30, 2021
Land	$46	$46
Buildings and improvements	352	356
Leasehold improvements	77	83
Computer, production, engineering and other equipment	903	869
Computer software	310	305
Furniture and fixtures	77	93
Construction-in-progress	88	46
	1,853	1,798
Accumulated depreciation and amortization	(1,278)	(1,273)
Property and equipment, net	$575	$525

Other non-current assets (in millions):

	January 28, 2022	April 30, 2021
Deferred tax assets	$272	$219
Operating lease ROU assets	308	114
Other assets	352	361
Other non-current assets	$932	$694

Other non-current assets as of January 28, 2022 and April 30, 2021 include $75 million and $71 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited, a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019.

Accrued expenses (in millions):

	January 28, 2022	April 30, 2021
Accrued compensation and benefits	$355	$505
Product warranty liabilities	17	21
Operating lease liabilities	48	49
Other current liabilities	387	395
Accrued expenses	$807	$970

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

The following tables summarize the activity related to product warranty liabilities and their balances as reported in our condensed consolidated balance sheets (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Balance at beginning of period	$28	$35	$32	$41
Expense accrued during the period	1	5	7	10
Warranty costs incurred	(4)	(6)	(14)	(17)
Balance at end of period	$25	$34	$25	$34

	January 28, 2022	April 30, 2021
Accrued expenses	$17	$21
Other long-term liabilities	8	11
Total warranty liabilities	$25	$32

Warranty expense recognized during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	January 28, 2022	April 30, 2021
Liability for uncertain tax positions	$110	$127
Income taxes payable	303	351
Product warranty liabilities	8	11
Operating lease liabilities	269	71
Other liabilities	85	90
Other long-term liabilities	$775	$650

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our condensed consolidated balance sheets (in millions):

	January 28, 2022	April 30, 2021
Deferred product revenue	$49	$59
Deferred services revenue	3,857	3,873
Financed unearned services revenue	63	71
Total	$3,969	$4,003

Reported as:
Short-term	$2,063	$2,062
Long-term	1,906	1,941
Total	$3,969	$4,003

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

During the nine months ended January 28, 2022 and January 29, 2021, we recognized revenue of $1,647 million and $1,687 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of January 28, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied approximated our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 52% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 23% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our condensed consolidated balance sheets (in millions):

	January 28, 2022	April 30, 2021
Other current assets	$85	$86
Other non-current assets	117	111
Total deferred commissions	$202	$197

Other expense, net (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Interest income	$2	$2	$5	$7
Interest expense	(19)	(19)	(55)	(55)
Other income (expense), net	2	6	9	(2)
Total other expense, net	$(15)	$(11)	$(41)	$(50)

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 8 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Nine Months Ended
	January 28, 2022	January 29, 2021
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$24	$11
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$318	$309
Interest paid	$61	$51

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

Investments

The following is a summary of our investments at their cost or amortized cost for the periods ended January 28, 2022 and April 30, 2021 (in millions):

	January 28, 2022	April 30, 2021
Corporate bonds	$24	$58
U.S. Treasury and government debt securities	7	8
Certificates of deposit	59	61
Mutual funds	39	40
Total debt and equity securities	$129	$167

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

The following table presents the contractual maturities of our debt investments as of January 28, 2022 (in millions):

Amount
Due in one year or less	$90
Due after one year through five years	—
$90

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 28, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$4,111	$4,111	$—
Corporate bonds	24	—	24
U.S. Treasury and government debt securities	7	3	4
Certificates of deposit	59	—	59
Total cash, cash equivalents and short-term investments	$4,201	$4,114	$87
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$32	$32	$—
Foreign currency exchange contracts assets (1)	$3	$—	$3
Foreign currency exchange contracts liabilities (3)	$(7)	$—	$(7)

	April 30, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$4,468	$4,468	$—
Corporate bonds	59	—	59
U.S. Treasury and government debt securities	8	4	4
Certificates of deposit	61	—	61
Total cash, cash equivalents and short-term investments	$4,596	$4,472	$124
Other items:
Mutual funds (1)	$8	$8	$—
Mutual funds (2)	$32	$32	$—
Foreign currency exchange contracts assets (1)	$9	$—	$9
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of January 28, 2022 and April 30, 2021, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of January 28, 2022 and April 30, 2021, the fair value of our long-term debt was approximately $2,648 million and $2,736 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market. All of our debt obligations are categorized as Level 2 instruments.

7. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	January 28, 2022	April 30, 2021
3.25% Senior Notes Due December 2022	3.43%	$250	$250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,650	2,650
Unamortized discount and issuance costs		(15)	(18)
Total senior notes		2,635	2,632
Less: Current portion of long-term debt		(250)	—
Total long-term debt		$2,385	$2,632

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 28, 2022, we were in compliance with all covenants associated with the Senior Notes.

As of January 28, 2022, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2022 (remainder)	$—
2023	250
2024	—
2025	400
2026	750
Thereafter	1,250
Total	$2,650

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of January 28, 2022 or April 30, 2021. During the first nine months of fiscal 2021, we received proceeds of $75 million from the issuance, and made repayments of $176 million for the settlement, of commercial paper notes with original maturities greater than three months.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of January 28, 2022, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

8. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of January 28, 2022, have remaining lease terms not exceeding 20 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of January 28, 2022, have remaining lease terms not exceeding 4 years. As of January 28, 2022, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

In June 2020, we entered into a build-to-suit lease agreement for an office building located in Wichita, Kansas, with future undiscounted payments of approximately $67 million. Because the Company did not control the underlying asset during the construction period, the Company was not considered the owner of the asset under construction for accounting purposes. The initial term of the lease is twenty years with options to renew the lease during the lease term. The lease commenced during the third quarter of fiscal 2022.

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

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Operating lease cost	$15	$13	$46	$41
Variable lease cost	3	3	11	8
Total lease cost	$18	$16	$57	$49

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Nine Months Ended
	January 28, 2022	January 29, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$41	$43
Right-of-use assets obtained in exchange for new operating lease obligations	$236	$19

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	January 28, 2022	April 30, 2021
Other non-current assets	$308	$114
Total operating lease ROU assets	$308	$114

Accrued expenses	$48	$49
Other long-term liabilities	269	71
Total operating lease liabilities	$317	$120

Weighted Average Remaining Lease Term	9.7 years	3.4 years

Weighted Average Discount Rate	2.8%	2.9%

Future minimum operating lease payments as of January 28, 2022, are as follows (in millions):

Fiscal Year	Operating Leases
2022 (remainder)	$15
2023	53
2024	46
2025	37
2026	33
Thereafter	182
Total lease payments	366
Less: Interest	(49)
Total	$317

9. Stockholders’ Equity

Equity Incentive Awards

As of January 28, 2022, we have certain equity incentive awards outstanding, which include stock options and restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs). Also outstanding are purchase rights under our Employee Stock Purchase Plan (ESPP).

Stock Options

Less than 1 million options were outstanding as of January 28, 2022 and April 30, 2021.

Information related to our stock options is summarized below (in millions):

	Nine Months Ended
	January 28, 2022	January 29, 2021
Intrinsic value of exercises	$13	$4
Proceeds received from exercises	$1	$2
Fair value of options vested	$4	$4

Restricted Stock Units

In the nine months ended January 28, 2022, we granted PBRSUs to certain of our executives. Each PBRSUs has performance-based vesting criteria, in addition to the service-based vesting criteria, such that the PBRSUs cliff-vest at the end of an approximate one, two or three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the first, second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle most of these PBRSUs at the end of the performance and service period will range from 0% to 200% of a target number of shares originally granted. For most of the PBRSUs granted in the nine months ended January 28, 2022, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these TSR performance-based awards were fixed at grant date using a Monte Carlo simulation model. The aggregate grant date fair value of all PBRSUs granted in the current year was $43 million, which is being recognized to compensation expense over the remaining performance / service periods.

The following table summarizes information related to our RSUs, including PBRSUs, (in millions, except fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 30, 2021	9	$47.75
Granted	5	$79.41
Vested	(3)	$48.50
Forfeited	(1)	$57.03
Outstanding as of January 28, 2022	10	$62.30

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Nine Months Ended
	January 28, 2022	January 29, 2021
Shares withheld for taxes	1	1
Fair value of shares withheld	$69	$38

Employee Stock Purchase Plan

The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Nine Months Ended
	January 28, 2022	January 29, 2021
Shares issued under the ESPP	3	2
Proceeds from issuance of shares	$104	$90

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Cost of product revenues	$1	$1	$3	$3
Cost of services revenues	4	2	10	7
Sales and marketing	30	21	85	70
Research and development	19	15	53	49
General and administrative	10	7	28	20
Total stock-based compensation expense	$64	$46	$179	$149
Income tax benefit for stock-based compensation expense	$6	$4	$15	$12

As of January 28, 2022, total unrecognized compensation expense related to our equity awards was $499 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

Stock Repurchase Program

As of January 28, 2022, our Board of Directors has authorized the repurchase of up to $14.1 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarized activity related to the stock repurchase program for the nine months ended January 28, 2022 (in millions, except for per share amounts):

Number of shares repurchased	4
Average price per share	$86.63
Stock repurchases allocated to additional paid-in capital	$10
Stock repurchases allocated to retained earnings	$340
Remaining authorization at end of period	$502

Since the May 13, 2003 inception of our stock repurchase program through January 28, 2022, we repurchased a total of 344 million shares of our common stock at an average price of $39.58 per share, for an aggregate purchase price of $13.6 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Nine Months Ended
	January 28, 2022	January 29, 2021
Dividends per share declared	$1.50	$1.44
Dividend payments allocated to additional paid-in capital	$—	$30
Dividend payments allocated to retained earnings	$335	$291

On February 18, 2022, we declared a cash dividend of $0.50 per share of common stock, payable on April 27, 2022 to holders of record as of the close of business on April 8, 2022. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 30, 2021	$(27)	$(4)	$1	$—	$(30)
Other comprehensive income (loss), net of tax	(11)	—	(1)	6	(6)
Amounts reclassified from AOCI, net of tax	—	—	—	(5)	(5)
Total other comprehensive income (loss)	(11)	—	(1)	1	(11)
Balance as of January 28, 2022	$(38)	$(4)	$—	$1	$(41)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021	Statements of Income Classification
Realized (gains) losses on cash flow hedges	$(4)	$3	$(5)	$11	Net revenues

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 28, 2022 or April 30, 2021. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 28, 2022	April 30, 2021
Cash Flow Hedges
Forward contracts purchased	$134	$167
Balance Sheet Contracts
Forward contracts sold	$556	$497
Forward contracts purchased	$90	$117

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 9 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Foreign currency exchange contracts	$(20)	$8	$(46)	$26

11. Restructuring Charges

During the first nine months of fiscal 2022, we executed a restructuring plan to reduce the amount of office space we currently occupy as we allow more employees to continue to work remotely. In connection with the plan, we also reduced our global workforce by approximately 1%. Charges related to the plan consisted primarily of office relocation costs, lease termination fees, and employee severance related costs. Substantially all activities under the plan have been completed.

Management has previously approved several restructuring actions, including the August 2020 Plan and May 2020 Plan, under which we reduced our global workforce by approximately 6%. Charges related to these restructuring plans consisted primarily of employee severance-related costs. Substantially all activities under these plans were completed as of the end of fiscal 2021.

Activities related to our restructuring plans are summarized as follows (in millions):

	Nine Months Ended
	January 28, 2022	January 29, 2021
Balance at beginning of period	$1	$1
Net charges	29	42
Cash payments	(30)	(41)
Balance at end of period	$—	$2

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 28, 2022	January 29, 2021
Effective tax rates	17.6%	24.7%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the nine months ended January 28, 2022 includes the impact of discrete tax benefits for lapses of statute of limitations as well as benefits related to stock-based compensation. The effective tax rate for the nine months ended January 29, 2021 reflects the impact of taxes resulting from the integration of acquired companies and smaller benefits for stock-based compensation as compared to the current year.

As of January 28, 2022, we had $217 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $109 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $110 million have been recorded in other long-term liabilities.

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

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Numerator:
Net income	$252	$182	$678	$396
Denominator:
Shares used in basic computation	223	223	223	222
Dilutive impact of employee equity award plans	6	4	6	3
Shares used in diluted computation	229	227	229	225
Net Income per Share:
Basic	$1.13	$0.82	$3.04	$1.78
Diluted	$1.10	$0.80	$2.96	$1.76

No potential shares from outstanding employee awards were excluded from the diluted net income per share calculation for the three and nine months ended January 28, 2022. No potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the three months ended January 29, 2021, while five million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the nine months ended January 29, 2021, as their inclusion would have been anti-dilutive.

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Three Months Ended January 28, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$846	$—	$846
Support revenues	586	—	586
Professional and other services revenues	72	—	72
Public cloud revenues	—	110	110
Net revenues	1,504	110	1,614
Cost of product revenues	404	—	404
Cost of support revenues	45	—	45
Cost of professional and other services revenues	46	—	46
Cost of public cloud revenues	—	32	32
Segment cost of revenues	495	32	527
Segment gross profit	$1,009	$78	$1,087
Segment gross margin	67.1%	70.9%	67.3%
Unallocated cost of revenues[1]			14
Total gross profit			$1,073
Total gross margin			66.5%
[1] Unallocated cost of revenues are composed of $5 million of stock-based compensation expense and $9 million of amortization of intangible assets.

	Three Months Ended January 29, 2021
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$775	$—	$775
Support revenues	571	—	571
Professional and other services revenues	69	—	69
Public cloud revenues	—	55	55
Net revenues	1,415	55	1,470
Cost of product revenues	361	—	361
Cost of support revenues	49	—	49
Cost of professional and other services revenues	53	—	53
Cost of public cloud revenues	—	17	17
Segment cost of revenues	463	17	480
Segment gross profit	$952	$38	$990
Segment gross margin	67.3%	69.1%	67.3%
Unallocated cost of revenues[1]			15
Total gross profit			$975
Total gross margin			66.3%
[1] Unallocated cost of revenues are composed of $3 million of stock-based compensation expense and $12 million of amortization of intangible assets.

	Nine Months Ended January 28, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,390	$—	$2,390
Support revenues	1,754	—	1,754
Professional and other services revenues	218	—	218
Public cloud revenues	—	276	276
Net revenues	4,362	276	4,638
Cost of product revenues	1,099	—	1,099
Cost of support revenues	141	—	141
Cost of professional and other services revenues	151	—	151
Cost of public cloud revenues	—	80	80
Segment cost of revenues	1,391	80	1,471
Segment gross profit	$2,971	$196	$3,167
Segment gross margin	68.1%	71.0%	68.3%
Unallocated cost of revenues[1]			36
Total gross profit			$3,131
Total gross margin			67.5%
[1] Unallocated cost of revenues are composed of $13 million of stock-based compensation expense and $23 million of amortization of intangible assets.

	Nine Months Ended January 29, 2021
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,151	$—	$2,151
Support revenues	1,701	—	1,701
Professional and other services revenues	204	—	204
Public cloud revenues	—	133	133
Net revenues	4,056	133	4,189
Cost of product revenues	1,018	—	1,018
Cost of support revenues	150	—	150
Cost of professional and other services revenues	151	—	151
Cost of public cloud revenues	—	46	46
Segment cost of revenues	1,319	46	1,365
Segment gross profit	$2,737	$87	$2,824
Segment gross margin	67.5%	65.4%	67.4%
Unallocated cost of revenues[1]			44
Total gross profit			$2,780
Total gross margin			66.4%
[1] Unallocated cost of revenues are composed of $10 million of stock-based compensation expense and $34 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
United States, Canada and Latin America (Americas)	$902	$778	$2,556	$2,268
Europe, Middle East and Africa (EMEA)	516	474	1,431	1,279
Asia Pacific (APAC)	196	218	651	642
Net revenues	$1,614	$1,470	$4,638	$4,189

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $796 million and $693 million during the three months ended January 28, 2022 and January 29, 2021, respectively, and were $2,265 million and $2,035 million during the nine months ended January 28, 2022 and January 29, 2021, respectively.

The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	January 28, 2022	April 30, 2021
U.S.	$2,219	$2,098
International	1,982	2,498
Total	$4,201	$4,596

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 28, 2022	April 30, 2021
U.S.	$374	$340
International	201	185
Total	$575	$525

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Arrow Electronics, Inc.	25%	24%	25%	24%
Tech Data Corporation	21%	19%	21%	20%

The following customers accounted for 10% or more of accounts receivable in at least one of the periods presented:

	January 28, 2022	April 30, 2021
Arrow Electronics, Inc.	8%	10%
Tech Data Corporation	17%	21%

15. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers to manage lead times and meet product forecasts, and to other parties to purchase various key components used in the manufacturing of our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable, and unconditional commitments. As of January 28, 2022, we had $791 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 28, 2022 and April 30, 2021, such liability amounted to $13 million and $15 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of January 28, 2022, we had $354 million in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $48 million and $61 million of receivables during the nine months ended January 28, 2022 and January 29, 2021, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing agreements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of January 28, 2022 and April 30, 2021, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of January 28, 2022, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

We are subject to various other legal proceedings and claims that arise in the normal course of business. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights, including claims for alleged patent infringement brought by non-practicing entities. We are currently involved in patent litigations in U.S. federal courts and before the International Trade Commission (ITC) that were initiated by non-practicing entities. These actions seek monetary damages in U.S. district courts or exclusion and cease-and-desist orders at the ITC. We believe we have strong arguments that our products do not infringe and/or the asserted patents are invalid, and we intend to vigorously defend against the plaintiffs’ claims. However, there is no guarantee that we will prevail at trial, and if a jury or a judge were to find that our products infringe, we could be required to pay significant monetary damages, or it could require us to redesign our products, require us to enter into royalty or licensing agreements, or require us to delay shipping or cease selling certain products, any of which could have a material effect on our operations.

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. No material accrual has been recorded as of January 28, 2022 related to such matters.

16. Subsequent Event

On February 18, 2022, we acquired all the outstanding shares of privately-held NeurOps, Inc., which operated under the name Fylamynt, an innovative CloudOps automation technology company that enables customers to build, run, manage and analyze workflows securely in any cloud with little to no code. We are in the process of completing the allocation of approximately $30 million of purchase price among the assets acquired and liabilities assumed.

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

During the first nine months of fiscal 2022, due to the macroeconomic uncertainty caused by COVID-19, we continue to observe certain customers delaying purchases of our products and services, while other customers accelerate or place new orders to address the demands of remote working and digital business. We also experienced certain logistical challenges in delivering our products and services to customers in certain regions, and supply chain constraints. Given uncertainties that exist in the broader technology supply chain, we have begun to invest in inventory and certain longer-term commitments to help mitigate the impact of supply shortages. If supply chain challenges continue it could continue to result in an increase in our cost of revenues.

The magnitude and duration of the disruption to our business, and impact to our operational and financial performance, caused by COVID-19 pandemic remain uncertain. Refer to Part II, Item 1A. – Risk Factors for the significant risks we have identified as a result of the COVID-19 pandemic.

Russia Sanctions

In February 2022, the U.S. and other countries imposed sanctions on Russia that we expect will impact shipments and ongoing services to customers with operations in Russia and the Ukraine. At this time, we do not anticipate a significant impact to our future results of operations. However, the magnitude and duration of the sanctions remain uncertain. Refer to Part II, Item 1A - Risk Factors for risks we have identified inherent in our international operations.

Stock Repurchase and Dividend Activity

During the first nine months of fiscal 2022, we repurchased 4 million shares of our common stock at an average price of $86.63 per share, for an aggregate of $350 million. We also declared aggregate cash dividends of $1.50 per share in that period, for which we paid $335 million.

Acquisition

On November 5, 2021, we acquired all the outstanding shares of privately-held CloudCheckr Inc. for $347 million in cash. CloudCheckr is a leading cloud optimization platform that provides cloud visibility and insights to lower costs, maintain security and compliance, and optimize cloud resources.

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

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Net revenues:
Product	52%	53%	52%	51%
Services	48	47	48	49
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	25	25	24	25
Cost of services	8	9	9	9
Gross profit	66	66	68	66
Operating expenses:
Sales and marketing	29	30	30	31
Research and development	14	15	14	16
General and administrative	4	4	4	5
Restructuring charges	—	—	1	1
Acquisition-related expense	—	—	—	—
Total operating expenses	47	49	49	53
Income from operations	20	18	19	14
Other expense, net	(1)	(1)	(1)	(1)
Income before income taxes	19	17	18	13
Provision for income taxes	3	4	3	3
Net income	16%	12%	15%	9%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Net revenues	$1,614	$1,470	10%	$4,638	$4,189	11%

The increase in net revenues for the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of fiscal 2021 was due to an increase in both product revenues and services revenues. Product revenues as a percentage of net revenues remained relatively flat in the third quarter and first nine months of fiscal 2022, respectively, compared to the corresponding periods of fiscal 2021.

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Product revenues	$846	$775	9%	$2,390	$2,151	11%
Hardware (Non-GAAP)	338	347	(3)%	993	995	—%
Software (Non-GAAP)	508	428	19%	1,397	1,156	21%

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

Total product revenues increased in the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of the prior year, primarily driven by an increase in sales of all-flash array systems.

Revenues from the hardware component of product revenues represented 40% and 42% of product revenues in the third quarter and first nine months of fiscal 2022, compared to 45% and 46% of product revenues in the corresponding periods of the prior year. The software component of product revenues represented 60% and 58% of product revenues in the third quarter and first nine months of fiscal 2022, compared to 55% and 54% of product revenues in the corresponding periods of the prior year. The increase in the software component percentage of product revenues in the third quarter and first nine months of fiscal 2022 is primarily due to the mix of systems sold, including a higher mix of all-flash array systems, which contain a higher proportion of software components than other Hybrid Cloud products.

Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Services revenues	$768	$695	11%	$2,248	$2,038	10%
Support	586	571	3%	1,754	1,701	3%
Professional and other services	72	69	4%	218	204	7%
Public cloud	110	55	100%	276	133	108%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of the prior year, despite an extra week in the first quarter of fiscal 2021 that contributed approximately $40 million of revenues in that period. The increases are primarily due to an increase in our installed base and a higher mix of all-flash systems (which carry a higher support dollar content than our other products) in the current year.

Professional and other services revenues increased in the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of the prior year primarily due to an increase in demand from increased product sales.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings primarily delivered as-a-service, which include storage services, cloud automation and optimization services, and cloud infrastructure monitoring services.

Public Cloud revenues increased in the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of the prior year primarily due to strong customer demand for NetApp’s diversified cloud offerings, coupled with overall growth in the cloud market, and the acquisition of CloudCheckr, Inc. early in the third quarter of fiscal 2022. The first nine months of fiscal 2022 also benefitted from the acquisition of Spot, Inc. late in the first quarter of fiscal 2021.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Cost of product revenues	$407	$369	10%	$1,108	$1,045	6%
Hybrid Cloud	404	361	12%	1,099	1,018	8%
Unallocated	3	8	(63)%	9	27	(67)%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 48% and 46% of product revenues for the third quarter and first nine months of fiscal 2022, respectively, compared to 47% each in the corresponding periods of fiscal 2021. Materials costs represented 94% and 92% of cost of Hybrid Cloud product revenues for the third quarter and first nine months of fiscal 2022, respectively, compared to 89% for each of the corresponding periods of fiscal 2021.

Materials costs increased by approximately $54 million and $93 million in the third quarter and first nine months of fiscal 2022, respectively, compared to the corresponding periods of the prior year, reflecting the increases in product revenues in the current year periods, the mix of systems sold in the respective periods, and higher component and freight costs as a result of COVID-related supply chain challenges.

Hybrid Cloud product gross margins decreased by approximately one percentage point in the third quarter of fiscal 2022 compared to the corresponding period of the prior year, primarily due to the increase in component and freight costs, partially offset by the mix of systems sold, including a higher mix of all-flash array systems which have higher margins than hybrid systems. Hybrid Cloud product gross margins increased by approximately one percentage point in the first nine months of fiscal 2022 compared to the corresponding period of the prior year due to the mix of systems sold, including a higher mix of all-flash array systems which have higher margins than hybrid systems, partially offset by the increase in component and freight costs. We anticipate the increase in component and freight costs related to supply chain challenges will continue to impact gross margins in the fourth quarter of fiscal year 2022 and into fiscal year 2023.

Unallocated

Unallocated cost of product revenues decreased in the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of the prior year due to certain intangible assets becoming fully amortized in the second half of fiscal 2021.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Cost of services revenues	$134	$126	6%	$399	$364	10%
Support	45	49	(8)%	141	150	(6)%
Professional and other services	46	53	(13)%	151	151	—%
Public cloud	32	17	88%	80	46	74%
Unallocated	11	7	57%	27	17	59%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, decreased in the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of fiscal 2021. Cost of Hybrid Cloud services revenues represented 14% and 15% of Hybrid Cloud services revenues in the third quarter and first nine months of fiscal 2022, respectively, and 16% of Hybrid Cloud services revenues in the corresponding periods of the prior year.

Hybrid Cloud support gross margins increased by one percentage point each in the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of the prior year due to growth in support revenues achieved with a consistent cost base. Hybrid Cloud professional services gross margins increased by thirteen percentage points and five percentage points in the third quarter and first nine months of fiscal 2022, respectively, compared to the corresponding periods of the prior year. The increases are primarily due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues increased in the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of fiscal 2021 reflecting the increase in Public Cloud revenues. Public Cloud gross margins increased by two percentage points and six percentage points in the third quarter and first nine months of fiscal 2022, respectively, compared to the corresponding periods of fiscal 2021, reflecting efficiencies from scaling our Public Cloud segment.

Unallocated

Unallocated cost of services revenues increased in the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of the prior year due to our acquisitions of CloudCheckr, Inc. in the third quarter of fiscal 2022 and Spot, Inc. in the first quarter of fiscal 2021, which resulted in higher amortization expense for certain intangible assets.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the third quarter and first nine months of fiscal 2022 totaled $746 million, or 46% of net revenues, and $2,230 million, or 48% of net revenues, respectively, each reflecting a decrease of three percentage points, compared to the corresponding periods of fiscal 2021 primarily as a result of scaling our cost structure as revenues grow.

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $14 million, or 3%, in the third quarter of fiscal 2022 compared to the corresponding period of the prior year, primarily due to higher salaries, benefits and stock-based compensation expenses, reflecting a 5% increase in average headcount in the third quarter of fiscal 2022. This increase was partially offset by lower incentive compensation expense.

Total compensation costs included in operating expenses increased by $32 million, or 2%, in the first nine months of fiscal 2022 compared to the corresponding period of the prior year, primarily due to higher salaries, benefits and stock-based compensation expenses, reflecting a 2% increase in average headcount in the first nine months of fiscal 2022. This increase was partially offset by lower incentive compensation expense. Total compensation costs for the first nine months of fiscal 2021 includes the impact of an additional week in the first quarter of fiscal 2021.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Sales and marketing expenses	$461	$436	6%	$1,377	$1,297	6%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and information technology (IT) costs, advertising and marketing promotional expense and travel and entertainment expense. Changes in sales and marketing expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2022 to Fiscal 2021	Fiscal 2022 to Fiscal 2021
Compensation costs	3	3
Commissions	2	2
Advertising and marketing promotional expense	—	1
Other	1	—
Total change	6	6

The increase in compensation costs for the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of the prior year reflected an increase in average headcount of approximately 6% and 5%, respectively. The expansion of our sales and marketing teams are expected to support our ability to execute on key market opportunities.

The increase in commissions expense for the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of the prior year primarily reflected the increase in the average headcount of our sales team.

Advertising and marketing promotional expense increased in the first nine months of fiscal 2022 compared to the corresponding period of the prior year, primarily due to higher spending levels on certain projects executed during the first quarter of fiscal 2022.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Research and development expenses	$220	$215	2%	$646	$660	(2)%

Research and development expenses consist primarily of compensation costs, facilities and IT costs, depreciation, equipment and software-related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2022 to Fiscal 2021	Fiscal 2022 to Fiscal 2021
Compensation costs	—	(3)
Development projects and outside services	3	1
Other	(1)	—
Total change	2	(2)

The decrease in compensation costs for the first nine months of fiscal 2022 compared to the corresponding period in the prior year was attributable to a decrease in average headcount of 3%, primarily resulting from the restructuring plans we implemented in fiscal 2020 which were completed during the first half of fiscal 2021. The increases in development projects and outside services for the third quarter and first nine months of fiscal 2022 compared to the corresponding periods in the prior year were primarily due to the higher spending on certain engineering projects.

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
General and administrative expenses	$65	$63	3%	$207	$191	8%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2022 to Fiscal 2021	Fiscal 2022 to Fiscal 2021
Compensation costs	2	4
Professional and legal fees and outside services	3	6
Litigation settlement	—	(3)
Facilities and IT support costs	(2)	(1)
Other	—	2
Total change	3	8

The increases in compensation costs in the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of the prior year were primarily attributable to higher stock-based compensation expense, partially offset by lower incentive compensation expense. The increases in professional and legal fees and outside services expense in the third quarter and first nine months of fiscal 2022 were primarily due to higher spending on business transformation projects and an increase in legal fees. During the first nine months of fiscal 2021, we incurred a litigation settlement charge of approximately $5 million. The decreases in facilities and IT support costs were primarily due to lower spending levels on IT projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Restructuring charges	$—	$—	NM	$29	$42	NM

NM – Not Meaningful

In the first nine months of fiscal 2022, we recognized $29 million in restructuring costs, consisting primarily of lease termination fees, office relocation costs, and employee severance-related costs.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Acquisition-related expense	$6	$3	NM	$8	$14	NM

NM – Not Meaningful

Acquisition-related expenses, primarily legal and consulting fees, totaled $6 million and $8 million in the third quarter and first nine months of fiscal 2022, respectively, and were mostly due to our acquisition of CloudCheckr, Inc. in the third quarter of fiscal 2022.

Other Expense, Net (in millions, except percentages)

The components of other expense, net were as follows:

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Interest income	$2	$2	—%	$5	$7	(29)%
Interest expense	(19)	(19)	—%	(55)	(55)	—%
Other income (expense), net	2	6	(67)%	9	(2)	(550)%
Total	$(15)	$(11)	36%	$(41)	$(50)	(18)%

Interest income remained flat in the third quarter of fiscal 2022 compared to the corresponding period of the prior year, while it decreased in the first nine months of fiscal 2022 compared to the corresponding period of the prior year due to both a reduction in the size of our investment portfolio and lower yields earned on the investments. Interest expense remained flat in the third quarter and first nine months of fiscal 2022 compared to the corresponding periods of fiscal 2021.

The differences in other income (expense), net for the third quarter and first nine months of fiscal 2022 as compared to the corresponding periods of the prior year are partially due to foreign exchange gains and losses year-over-year. In the first nine months of fiscal 2021, other income (expense), net includes a $6 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $8 million. This benefit was more than offset by a $14 million loss recognized from the extinguishment of our Senior Notes due June 2021 in the first quarter of fiscal 2021.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2022	January 29, 2021	% Change	January 28, 2022	January 29, 2021	% Change
Provision for income taxes	$54	$65	(17)%	$145	$130	12%

Our effective tax rate for the third quarter of fiscal 2022 was 17.6% compared to 26.3% for the third quarter of fiscal 2021. Our effective tax rate for the first nine months of fiscal 2022 was 17.6% compared to 24.7% for the first nine months of fiscal 2021. Our effective tax rates reflect the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the third quarter and first nine months of fiscal 2022 decreased compared to the corresponding periods of the prior year due to discrete tax benefits for lapses of statute of limitations as well as increased benefits related to stock-based compensation. Additionally, the corresponding periods of the prior year included tax charges for the integration of acquired companies.

As of January 28, 2022, we had $217 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $109 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $110 million have been recorded in other long-term liabilities.

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

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	January 28, 2022	April 30, 2021
Cash, cash equivalents and short-term investments	$4,201	$4,596
Principal amount of debt	$2,650	$2,650

The following is a summary of our cash flow activities:

	Nine Months Ended
(In millions)	January 28, 2022	January 29, 2021
Net cash provided by operating activities	$800	$774
Net cash used in investing activities	(481)	(320)
Net cash (used in) provided by financing activities	(651)	624
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	70
Net change in cash, cash equivalents and restricted cash	$(358)	$1,148

Cash Flows

As of January 28, 2022, our cash, cash equivalents and short-term investments were $4.2 billion, which represents a decrease of $395 million for the first nine months of fiscal 2022. During the first nine months of fiscal 2022, we generated $800 million of cash from operating activities, offset by $335 million used for the payment of dividends, $350 million used to repurchase shares of our common stock, $158 million in purchases of property and equipment, and $359 million, net of cash acquired, used for the acquisition of a two privately-held companies. Net working capital was $2.0 billion as of January 28, 2022, a reduction of $588 million when compared to April 30, 2021. The reduction in net working capital is partially due to the reclassification of $250 million principal amount of our senior notes from long-term to current liabilities.

Cash Flows from Operating Activities

During the first nine months of fiscal 2022, we generated cash from operating activities of $800 million, reflecting net income of $678 million, adjusted by non-cash depreciation and amortization of $143 million and non-cash stock-based compensation expense of $179 million, compared to $774 million of cash generated from operating activities during the first nine months of fiscal 2021.

Significant changes in assets and liabilities in the first nine months of fiscal 2022 included the following:

•
Accounts receivable decreased $137 million, reflecting more favorable shipping linearity in the third quarter of fiscal 2022 compared to the fourth quarter of fiscal 2021.
•
Accrued expenses decreased by $207 million, primarily due to employee compensation payouts related to fiscal year 2021 incentive compensation and commissions plans.

We expect that cash provided by operating activities may materially fluctuate in future periods due to various factors, including fluctuations in our operating results, shipping linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During the first nine months of fiscal 2022, we generated $36 million from maturities of investments, net of purchases, and paid $158 million for capital expenditures, while during the same period of fiscal 2021, we generated $140 million from maturities and sales of investments, net of purchases, and paid $124 million for capital expenditures. Additionally, during the first nine months of fiscal 2022, we paid $359 million, net of cash acquired for two privately-held companies, as compared to $350 million, net of cash acquired that we paid for two privately-held companies in the first nine months of fiscal 2021.

Cash Flows from Financing Activities

During the first nine months of fiscal 2022, cash flows used in financing activities totaled $651 million and include $350 million for the repurchase of approximately four million shares of common stock and $335 million for the payment of dividends. During the first nine months of fiscal 2021, cash flows provided by financing activities totaled $624 million, and were primarily due to net cash proceeds of $2.0 billion from the issuance of Senior Notes, partially offset by the use of $513 million for the extinguishment of Senior Notes due June 2021, $420 million for the net repayment of commercial paper notes with original maturities of three months or less, $321 million for the payment of dividends, $176 million for the repayment of commercial paper notes with original maturities of greater than three months, and $50 million for the repurchase of one million shares of common stock.

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

Liquidity

Our principal sources of liquidity as of January 28, 2022 consisted of cash and cash equivalents, short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	January 28, 2022	April 30, 2021
Cash and cash equivalents	$4,170	$4,529
Short-term investments	31	67
Total	$4,201	$4,596

As of January 28, 2022 and April 30, 2021, $2.0 billion and $2.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $2.2 billion and $2.1 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 28, 2022.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 28, 2022 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of January 28, 2022.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of January 28, 2022, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2022 to be between $50 million and $100 million.

Dividends and Stock Repurchase Program

On February 18, 2022 we declared a cash dividend of $0.50 per share of common stock, payable on April 27, 2022 to holders of record as of the close of business on April 8, 2022.

As of January 28, 2022, our Board of Directors has authorized the repurchase of up to $14.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 28, 2022, we repurchased a total of 344 million shares of our common stock at an average price of $39.58 per share, for an aggregate purchase price of $13.6 billion. As of January 28, 2022, the remaining authorized amount for stock repurchases under this program was $0.5 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled approximately $1.1 billion at January 28, 2022.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $48 million and $61 million of receivables during the first nine months of fiscal 2022 and fiscal 2021, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of January 28, 2022 and April 30, 2021, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of January 28, 2022, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of January 28, 2022, we had fixed income debt investments of $31 million and certificates of deposit of $59 million. Our fixed income debt investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These fixed income debt investments, which consist primarily of corporate bonds and U.S. Treasury and government debt securities, and our certificates of deposit are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of January 28, 2022 would have resulted in a decrease in the fair value of our fixed-income securities of less than $1 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

Debt — As of January 28, 2022, we have outstanding $2.7 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 7 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 28, 2022, no amounts were outstanding under the credit facility.

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

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign currency exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of 12 months or less. See Note 10 – Derivatives and Hedging Activities of the Notes to Condensed Consolidated Financial Statements for more information regarding our derivatives and hedging activities.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 28, 2022, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the third quarter of fiscal 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure and adverse public health developments. In particular, the ongoing COVID-19 pandemic, including the rise of the Delta variant globally, and ongoing trade tensions between the U.S. and China could impact our business and operating results. For products we manufacture in Mexico, tensions between the U.S. and Mexico related to trade and border security issues could delay our shipments to customers, or impact pricing or our business and operating results. The ongoing geopolitical tensions related to Russia’s actions in the Ukraine and resulting sanctions imposed by the U.S. and other countries are expected to impact our shipments and ongoing services to customers with operations in Russia and the Ukraine, and could impact pricing, our business and operating results. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy, data protection, and cybersecurity. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results, financial condition and cash flows.

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

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, we acquired seven privately held companies from fiscal 2020 through the third quarter of fiscal 2022. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover or mitigate liabilities or risks associated with the acquisition, such as differing or inadequate cybersecurity and data privacy protection controls or contractual limitations of liability, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

Our business is subject to increasing regulation by various federal, state and international governmental agencies responsible for enacting and enforcing laws and regulations relating to privacy, data protection, and information security. For example, since the effective date of the EU’s General Data Privacy Regulation in 2018, the Court of Justice of the European Union has issued rulings that have impacted how multinational companies must implement that law and the European Commission (“EC”) has published new regulatory requirements relating to cross-border data transfers applicable to multinational companies like NetApp. NetApp relies on a variety of compliance methods to transfer personal data of European Economic Area (“EEA”) individuals to other countries, including Binding Corporate Rules and Standard Contractual Clauses (“SCCs”). In June 2021, the EC imposed new SCC requirements which impose certain contract and operational requirements on NetApp and its contracting parties, including requirements related to government access transparency, enhanced data subject rights, and broader third-party assessments to ensure safeguards necessary to protect personal data transferred from NetApp or its partners to countries outside the EEA. To the extent NetApp relies on SCCs, such engagements will require new contractual arrangements under the updated requirements to avoid limitations on NetApp’s ability to process EEA data in countries outside of the EEA. In addition to the EU’s General Data Privacy Regulation, other global governments have adopted new privacy and data protection laws. In particular, the UK’s exit from the EU has resulted in a parallel comprehensive privacy law known as the UK General Data Protection Regulation, which is similarly supplemented by other domestic data protection laws, such as the UK Data Protection Act 2018.

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

Additionally, as a technology provider, our customers expect that we can demonstrate compliance with laws and regulations relating to privacy, data protection, and information security, and our inability or perceived inability to do so may adversely impact sales of our products and services, particularly to customers in highly-regulated industries. We have invested company resources in complying with new laws, regulations, and other obligations relating to privacy, data protection, and information security, and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our revenue and our business overall. As a result of any inability to comply with such laws and regulations, our reputation and brand may be harmed, we could incur significant costs, and financial and operating results could be materially adversely affected, and we could be required to modify or change our products or our business practices, any of which could have an adverse effect on our business. Our business could be subject to stricter obligations, greater fines and private causes of action, including class actions, under the enactment of new laws and regulations relating to privacy, data protection, and information security, including but not limited to, the European Union

General Data Protection Regulation, which provides for penalties of up to 20 million Euros or four percent of our annual global revenues, UK General Data Protection Regulation, which provides for penalties up to 15 million Pounds or four percent of our annual global revenue, the California Consumer Privacy Act and the California Privacy Rights Act, and other U.S. state-based regulation.

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

Our operating results have fluctuated in the past and will continue to do so, sometimes materially. All of the matters discussed in this Risk Factors section could impact our operating results in any fiscal quarter or year. In addition to those matters, we face the following issues, which could impact our quarterly results:

•
Seasonality, such as our historical seasonal decline in revenues in the first quarter of our fiscal year and seasonal increase in revenues in the fourth quarter of our fiscal year;
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

As of January 28, 2022, we had $2.7 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2022, 2024, 2025, 2027 and 2030. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results, financial condition and cash flows will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 28, 2022:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 30, 2021 - November 26, 2021	358	$89.61	343,155	$595
November 27, 2021 - December 24, 2021	446	$88.86	343,601	$555
December 25, 2021 - January 28, 2022	585	$91.01	344,186	$502
Total	1,389	$89.96

In May 2003, our Board of Directors approved a stock repurchase program. As of January 28, 2022, our Board of Directors has authorized the repurchase of up to $14.1 billion of our common stock. Since inception of the program through January 28, 2022, we repurchased a total of 344 million shares of our common stock for an aggregate purchase price of $13.6 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended for the first half of fiscal 2021 due to the economic impact of the COVID-19 pandemic. We reinitiated our stock repurchase program in the third quarter of fiscal 2021.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Non-Employee Director), effective November 1, 2021.	—	—	—	—

10.2*	Outside Director Compensation Policy, effective November 1, 2021.	—	—	—	—

10.3	Form Amendment No.1 to Amended and Restated Credit Agreement, dated as of November 17, 2021, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

* Identifies management plan or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President and Chief Financial Officer

Date: March 2, 2022