Form 10-K
period 2022-04-29
NetApp, Inc.
filed 2022-06-16
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 29, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,494,943,961 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On June 1, 2022, 221,190,424 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 29, 2022.

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
•
the overall growth, technological trends and market changes in the enterprise storage and data management, cloud storage and cloud operations markets;
•
our ability to introduce and gain market acceptance for new and differentiated products, solutions and services without disruption;
•
our ability to successfully execute on our Data Fabric strategy;
•
our ability to accurately forecast demand for our products, solutions and services, and future financial performance;
•
our ability to successfully manage our backlog;
•
our ability to effectively plan and manage our resources and restructure our business in response to changing market conditions and market demand;
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
•
our ability to effectively integrate acquired businesses, products and technologies;
•
failure of our products and services to meet our customers’ quality requirements, including, without limitation, any epidemic failure event relating to our systems installed by our customers in their IT infrastructures;
•
our ability to anticipate techniques used to obtain unauthorized access or to sabotage systems and to implement adequate preventative measures against cybersecurity and other security breaches on our systems, products and services;
•
changes in U.S. government spending;
•
our ability to successfully recruit and retain qualified personnel and to manage our investment in people, processes and systems;
•
our ability to resolve ongoing litigation, tax audits, government audits, inquiries and investigations in line with our expectations;

•
the availability of acceptable financing to support our future cash requirements;
•
valuation and liquidity of our investment portfolio;
•
foreign exchange rate impacts;
•
our ability to achieve our goals related to environmental, social and governance matters; and
•
those factors discussed under the heading “Risk Factors” elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

NetApp, Inc. (NetApp, we, or us) is a global cloud-led, data-centric software company. We were incorporated in 1992 and are headquartered in San Jose, California. Building on a rich history of innovation, NetApp gives customers the freedom to manage applications and data across hybrid multicloud environments. Our portfolio of cloud services, and storage infrastructure, powered by intelligent data management software, enables applications to run faster, more reliably, and more securely, all at a lower cost.

In the last two years, we have seen an unprecedented acceleration of digital transformation. Organizations accelerated digital initiatives to strengthen and optimize operations, as well as to create new experiences for customers and employees. All these efforts require these organizations to manage and protect data while ensuring that the underlying cloud and data center infrastructure can support application performance and reliability cost-effectively. Increasingly, complexity is the primary barrier to building new applications and capabilities quickly.

Our vision is to help our customers increase the pace of innovation by reducing complexity with intelligent software services that manage, protect and optimize data, storage infrastructure, and cloud resources. Our strategy is to help our customers:

•
Build their data fabric with a single, unified, enterprise-grade data experience across the hybrid multicloud.
•
Modernize data centers with cloud-like capabilities and consumption models.
•
Accelerate cloud deployment by removing economic and operational barriers.
•
Simplify the management of hybrid multicloud environments with a single management plane.

Product, Solutions and Services Portfolio

NetApp delivers a portfolio of cloud services, and storage infrastructure, powered by intelligent data management software. At the end of the first quarter of fiscal year 2022, corresponding with how we manage the company, we established two segments for financial reporting purposes: Hybrid Cloud and Public Cloud.

Hybrid Cloud

Hybrid Cloud offers a portfolio of storage management and infrastructure solutions that help customers recast their data centers with the power of cloud. This portfolio is designed to operate with public clouds to unlock the potential of hybrid, multi-cloud operations. We offer a broad portfolio of cloud-connected all-flash, hybrid-flash, and object storage systems, powered by intelligent data management software. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Intelligent data management software

NetApp ONTAP software is the foundational technology that underpins NetApp's key storage solutions in the data center and in the cloud. ONTAP includes a wide variety of data management and protection features and capabilities, including automatic ransomware protection against cyber-attacks, built-in data transport features, and storage efficiency capabilities. ONTAP provides flexibility to design and deploy a storage environment across the broadest range of architectures - engineered systems, software-defined storage (SDS), and the cloud – while unifying data management across all of them, as well as SAN and NAS environments.

Customers can realize savings with space-efficient NetApp Snapshot™ copies, thin provisioning, replication, and cloning technologies. ONTAP includes a number of data protection features designed to safeguard data from corruption, compromise, or loss and to help our customers quickly recover when unexpected events occur. NetApp SnapCenter Backup Management software is designed to deliver high-performance backup and recovery for database and application workloads hosted on ONTAP storage. NetApp SnapMirror Data Replication software is able to replicate data at high speeds across environments. SnapMirror delivers robust data management capabilities for virtualization, protecting critical data while providing the flexibility to move data between locations and storage tiers, including cloud service providers. NetApp SnapLock Data Compliance software delivers high-performance disk-based data permanence for HDD and SSD deployments.

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

Storage infrastructure

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

NetApp Fabric Attached Storage (FAS) series are high-volume, high-capacity data storage devices powered by NetApp ONTAP. NetApp FAS Storage Arrays provide customers with a balance of performance and capacity running either disk drives, hybrid-flash or newer, cost-efficient flash memory known as Quad-level cell (QLC). QLC based systems (FAS500f) are designed for a balanced ratio of capacity and performance. FAS systems cost-effectively deliver data protection, security, and scalability.

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

Public Cloud

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage and data services, and cloud operations services. Our enterprise-class solutions and services enables customers to control and manage storage in the cloud, consume high-performance storage services for primary workloads, and optimize cloud environments for cost and efficiency. These solutions and services are generally available on the leading public clouds, including Microsoft Azure, Google Cloud Platform and Amazon AWS.

Cloud storage and data services

The NetApp Cloud Volumes Platform is an integrated collection of cloud storage infrastructure and data services. The platform is anchored by NetApp Cloud Volumes ONTAP, a cloud-based software for customers who wish to manage their own cloud storage infrastructure, and based on the same ONTAP software that underpins our storage infrastructure offerings. Fully managed cloud storage offerings are available natively on Microsoft Azure as Azure NetApp Files, on AWS as Amazon FSx for NetApp ONTAP, and on Google Cloud as NetApp Cloud Volumes Service for Google Cloud.

With ONTAP’s built-in data transport features (NetApp Cloud Sync), customers can migrate data to the cloud securely and efficiently and can choose where to deploy primary workloads without having to re-architect applications or databases. Customers also get a comprehensive, industry-leading portfolio of storage efficiency capabilities. Inline data compression, deduplication, compaction, and cloud tiering (NetApp Cloud Tiering) work together to reduce storage costs and maximize the amount of data stored. NetApp Cloud Backup delivers seamless and cost-effective backup and restore capabilities for protecting and archiving cloud and on-premises ONTAP data.

NetApp Cloud Data Sense (formerly Cloud Compliance), provides data discovery, mapping, and classification driven by artificial intelligence algorithms with automated controls and reporting for data privacy regulations such as the General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and more.

NetApp Cloud Volumes Edge Cache (formerly Global File Cache) software delivers fast and secure access to data for users by caching active data sets to distributed offices globally.

Cloud operations services

NetApp Cloud Insights is an infrastructure monitoring tool that gives organizations visibility into their entire infrastructure with the ability to monitor, troubleshoot, and optimize cost across all resources, including public clouds and private data centers.

Our Spot by NetApp suite of products delivers a platform for cloud operations, enabling customers to deploy and operate cloud applications reliably and securely in their choice of cloud while reducing costs and complexity. Combining machine learning, predictive analytics and cloud automation, the Spot platform continuously optimizes cloud infrastructure and operations to deliver scalable, reliable and secure infrastructure for applications.

With solutions for virtual machines, containers, and key workloads, the Spot portfolio’s automation and optimization capabilities give customers more cloud at less cost. Spot Elastigroup enables customers to scale mission-critical workloads on AWS with automated, optimized cloud infrastructure management. The Spot Ocean Kubernetes Suite enables customers to dynamically provision, scale and optimize cloud resources for microservices and big data workloads. Spot Security delivers cloud security analysis and threat reduction for actionable compliance, remediation, and prevention. Spot Eco enables customers to maximize their cloud savings with intelligent management of AWS reserved instances and savings plans. Spot CloudCheckr provides actionable cloud cost analysis with visibility into performance and optimization opportunities.

Professional and Support Services

NetApp and our certified services partners offer a comprehensive portfolio of assessment, design, implementation, migration, and proactive support services to help customers optimize the performance and efficiency of their on-premises and hybrid multicloud storage environments. Our portfolio of offerings include strategic consulting, professional, managed, and support services.

•
NetApp strategic consulting services provide executive-level, high-touch consulting engagements to help organizations facilitate the alignment of their business and technology goals. Our proven expertise can help organizations define long-term data fabric strategies and operations models to drive IT initiatives for digital transformation.
•
NetApp Professional Services provide the expertise to mitigate risk and streamline the design, implementation, migration, and integration of NetApp hybrid cloud solutions to realize the business benefits of new technology investments faster. Highly skilled services experts help enable secure, optimized environments that deliver the consistent, high-quality outcomes customers expect from the start.
•
NetApp Managed Services optimize performance and efficiency in hybrid cloud and on-premises environments. Our NetApp experts use proven methodology and best practices to monitor, administer, operate, and optimize customer environments so their organization's IT staff is free to focus on initiatives to move the business forward.
•
NetApp Global Support supplies systems, processes, and people wherever needed to provide continuous operation in complex and critical environments, with an emphasis on proactive and preemptive technology support for operational continuity across the NetApp hybrid cloud. Personalized support options provide actionable intelligence to resolve problems faster, reduce downtime, and optimize performance of the entire NetApp ecosystem.

Sales, Principal Markets, and Distribution Channels

We market and sell our products and services in numerous countries throughout the world. Our sales efforts are organized around the evolving needs of our current and targeted customers, and our marketing initiatives reflect this focus. NetApp uses a multichannel distribution strategy. We sell our products, solutions and services to end-user business customers and service providers through a direct sales force and an ecosystem of partners, including the leading cloud providers. Our marketing is focused on building our brand reputation, creating market awareness, communicating customer advantages and generating demand for our sales force and channel partners.

Our diversified customer base spans industry segments and vertical markets such as energy, financial services, government, technology, internet, life sciences, healthcare services, manufacturing, media, entertainment, animation, video postproduction and telecommunications. NetApp focuses primarily on the enterprise storage and data management, cloud storage and cloud operations markets. We design our products to meet the evolving requirements of a hybrid, multicloud world, driven by digital transformation and cloud initiatives.

Our partnerships with the industry’s leading cloud, infrastructure, consulting, application, and reseller partners are created with one goal in mind: the success of our customers. Global enterprises, local businesses, and government installations look to NetApp and our ecosystem of partners to help maximize the business value of their IT and cloud investments.

We work with a wide range of partners for our customers, including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2022, sales through our indirect channels represented 77% of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 29, 2022, our worldwide sales and marketing functions consisted of approximately 5,700 managers, sales representatives and technical support personnel. We have field sales offices in approximately 30 countries. Sales to customers Arrow Electronics, Inc. and Tech Data Corporation accounted for 24% and 21% of our net revenues, respectively, in fiscal 2022. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations and net sales attributable to our geographic regions is included in Note 15 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements.

Seasonality

We have historically experienced a sequential decline in revenues in the first quarter of our fiscal year, as the sales organization spends time developing new business after higher close rates in the fourth quarter, and because sales to European customers are typically weaker during the summer months. During the second quarter of our fiscal year, we have historically experienced increased sales, driven by the government sector, concurrent with the end of the U.S. federal government’s fiscal year in September, as well as an increase in business from European markets. We derive a majority of our revenue in any given quarter from customer orders booked in the same quarter. Customer orders and revenues typically follow intra-quarter seasonality patterns weighted toward the back end of the quarter. If recurring services and cloud revenue continue to increase as a percentage of our total revenues, historical seasonal patterns may become less pronounced.

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

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $881 million in each of fiscal 2022 and fiscal 2021, and $847 million in fiscal 2020. These costs consist primarily of personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we also acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

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

We compete with many companies in the cloud operations marketplace, including new companies (startups) and larger software companies who target developers, operations engineering (DevOps) and financial engineering (FinOps). Some companies have single point solutions that compete with one of our services and others are building platforms. Additionally public cloud providers offer similar services on their own cloud.

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

We consider our software innovation, cloud integration, and technology partnerships key to our competitive differentiation. We believe our competitive advantage also includes the nature of the relationships we form with our customers and partners worldwide. We strive to deliver an outstanding experience in every interaction we have with our customers and partners through our product, service, and support offerings, which enables us to provide our customers a full range of expertise before, during and after their purchases.

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

Environmental Disclosure

We are committed to the success of our customers and partners, to delivering value to our stockholders, and to positively affecting the communities where our employees work and live. We firmly believe that we can accomplish these objectives concurrently with our commitment to sound environmental management. We are committed to the reduction of greenhouse gas emissions; efficient use of natural resources; and minimizing, relative to the growth of the company, the environmental impacts from our operations, products, and services, as well as complying with laws and regulations related to these areas.

We voluntarily measure, monitor, and publicly report our scope 1, scope 2, and scope 3 (partial) greenhouse gas emissions and water impacts to CDP, a global standardized mechanism by which companies report their greenhouse gas emissions and water impacts to customers and institutional investors. We continuously seek to optimize the energy efficiency of our buildings, labs, and data centers; and we have increased our use of renewable energy, especially at our facilities in Bangalore, India and Wichita, Kansas, both of which are powered almost exclusively by renewable energy.

At both the global and regional/state levels, various laws and regulations have been implemented or are under consideration to mitigate or report on the effects of climate change. Environmental laws are complex, change frequently, and have tended to become more stringent over time. However, it is often difficult to anticipate future regulations pertaining to environmental matters and to estimate their impacts on our operations. Based on current information, we believe that our primary risk related to climate change is the risk of increased energy costs. We are not currently subject to a cap-and-trade system or any other mitigation measures that could be material to our operations, nor are we aware of any such measures that will impact us in the near future. Additionally, we have implemented disaster recovery and business resiliency measures to mitigate the physical risks our facilities, business, and supply chain might face as a consequence of severe weather/climate-related phenomena such as earthquakes, floods, droughts, and other such natural occurrences.

We are subject to international, federal, state, and local regulations regarding workplace safety and protection of the environment. Various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs, subject us to business interruptions or cause customers to cease purchasing from us. We strive to comply with all applicable environmental laws. All of our products meet the requirements of the Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH); Energy Related Products (ErP); Restriction of Hazardous Substances (RoHS); and China RoHS directives. We have a product take-back program and an e-waste scheme to comply with the EU directive on Waste Electrical and Electronic Equipment (WEEE), and Extended Producer Responsibility (EPR) regulations in India.

We have maintained an environmental management system since December 2004 that provides the framework for setting, monitoring, and continuously improving our environmental goals and objectives. As part of ISO 14001 requirements, we set local environmental performance goals, such as reducing energy use per square foot and minimizing waste generated on site, that are aligned with our overall corporate strategy. We also conduct periodic reviews and are subject to third-party audits of our operations, and we monitor environmental legislation and requirements to help make sure we are taking necessary measures to remain in compliance with applicable laws, not only in our operations but also for our products.

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

Board Oversight of Human Capital Management

Our Board of Directors plays an active role in overseeing the Company's human capital management strategy and programs. Our Talent and Compensation Committee provides oversight of our talent strategy and key programs related to corporate culture, workforce diversity and inclusion, talent acquisition, engagement, development and retention.

Employees

As of April 29, 2022, we had approximately 12,000 employees worldwide. None of our employees are represented by a labor union and we consider relations with our employees to be good.

Please visit our website for more detailed information regarding our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Information About Our Executive Officers

Our executive officers and their ages as of June 10, 2022, were as follows:

Name	Age	Position
George Kurian	55	Chief Executive Officer
César Cernuda	50	President
Michael J. Berry	59	Executive Vice President and Chief Financial Officer
Harvinder S. Bhela	50	Executive Vice President and Chief Product Officer
Elizabeth M. O'Callahan	53	Executive Vice President, Chief Legal Officer, and Corporate Secretary

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

César Cernuda came to NetApp in July 2020 as president and is responsible for leading the company’s global go-to-market organization spanning sales, marketing, services, support, and customer success. Mr. Cernuda joined NetApp after a long career at Microsoft that included various leadership roles. Mr. Cernuda is non-executive director and chairman of the ESG committee at Gestamp, an international group dedicated to automotive components. He is also on the advisory boards of Georgetown University’s McDonough School of Business and the IESE Business School – University of Navarra. Mr. Cernuda is a graduate of the Harvard Business School Executive Leadership Program and the Program for Management Development at IESE Business School – University of Navarra, and he also completed the Leading Sustainable Corporations Programme at Oxford University’s Saïd Business School. He earned his bachelor’s degree in Business Administration from ESIC Business & Marketing School.

Michael J. Berry joined NetApp in March 2020 as executive vice president and chief financial officer, overseeing the worldwide finance, investor relations, security and IT organizations. Mr. Berry has served as a chief financial officer for 16 years in both public and private companies including McAfee, FireEye, Informatica, and SolarWinds. Most recently he was executive vice president and chief financial officer at McAfee where he was responsible for all aspects of finance, including financial planning, accounting, tax and treasury, as well as operations and shared services. Mr. Berry is a board member of Rapid7 and FinancialForce, holding the chair of the audit committee position at each company. Mr. Berry holds a BS degree in finance from Augsburg University and an MBA degree in finance from the University of St. Thomas.

Harvinder S. Bhela joined NetApp in January 2022 as executive vice president and chief product officer. He is responsible for leading NetApp’s product and engineering teams and building our storage and data services products. Before joining NetApp Mr. Bhela spent 25 years at Microsoft where he held multiple executive leadership positions. Most recently he served as corporate vice president of the Microsoft 365 Security, Compliance and Management business. Mr. Bhela holds a Bachelor of Engineering from the University of Mumbai and a Master of Science in Computer Science from the University of Minnesota.

Elizabeth M. O’Callahan was appointed executive vice president, chief legal officer, and corporate secretary in January 2022. Ms. O’Callahan joined NetApp in 2013, and prior to her appointment as chief legal officer, Ms. O’Callahan served as senior vice president and general counsel from May 2021 to December 2021, as vice president and deputy general counsel from May 2020 to April 2021, and as vice president, corporate legal from October 2013 to April 2020. Ms. O’Callahan has over 20 years of experience advising technology companies on a variety of matters, including corporate governance, securities law, mergers and acquisitions, capital markets transactions, corporate compliance and ethics, data privacy, intellectual property, and litigation. Before joining NetApp, Ms. O’Callahan served in a senior legal role at Xilinx (since acquired by AMD). She began her legal career in private practice in Silicon Valley specializing in corporate law and business litigation. Ms. O’Callahan holds a bachelor’s degree from the University of California at Los Angeles and a J.D. from Santa Clara University.

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

Our industry and the markets in which we compete have historically experienced significant growth due to the increase in the demand for storage and data management solutions by consumers, enterprises and governments around the world, and the purchases of storage and data management solutions to address this demand. The rise in cloud usage and commensurate spending is driving customers to search for cloud operations solutions to lower costs and speed development. Despite these growth drivers, our markets could be adversely impacted by customers delaying purchases in the face of technology transitions, increasing adoption of substitute products and/or services, increased storage efficiency, and/or changing economic and business environments. Additionally, customer requirements are evolving in the nascent cloud operations market, which could also adversely impact our opportunity. While customers are navigating through their information technology (IT) transformations, which leverage modern architectures and hybrid cloud environments, they are also looking for simpler solutions, and changing how they consume IT. This evolution is diverting spending towards transformational projects and architectures like flash, hybrid cloud, cloud storage, IT as a service, converged infrastructure, and software defined storage.

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

New or additional product introductions, including new software and cloud offerings, such as Astra by NetApp, cloud operations services including Spot by NetApp and Cloud Insights, and new hardware and all-flash storage products, including AFF A900, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to successfully manage the transition from older products and solutions, our ability to forecast and manage the impact of customers’ demand for new products, services and solutions or the products being replaced, and our ability to manage production capacity to meet the demand for new products and services. In addition, as existing customers transition from older products and solutions to new software and cloud offerings, the transition could take longer than expected, or the customer could decide to delay the transition, either of which could result in non-renewal of the new offerings or affect our ability to manage and forecast customer churn and expansion rates for new software and cloud offerings, as we saw in the fourth quarter of fiscal 2022. As new or enhanced products and services are introduced, we must avoid excessive levels of older product inventories and related components and ensure that new products and services can be delivered to meet customers’ demands. Further risks inherent in the introduction of new products, services and solutions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, delays in sales caused by the desire of customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products and solutions. If these risks are not managed effectively, we could experience material risks to our business, operating results, financial condition and cash flows.

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

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers directly and through various channels, with a corresponding variety of sales cycles. The majority of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners, which include public cloud providers. This structure significantly complicates our ability to forecast future revenue, especially within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners and strategic business partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area or the failure of our channel or strategic partners to promote our products could harm our operating results. Qualifying and developing new indirect channel partners typically requires a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners and strategic partners, if their financial condition, business or customer relationships were to weaken, if they fail to comply with legal or regulatory requirements, or if we were to cease to do business with them for these or other reasons, our business, operating results, financial condition and cash flows could be harmed.

Increasing competition and industry consolidation could harm our business, operating results, financial condition and cash flows.

Our markets are intensely competitive and are characterized by fragmentation and rapidly changing technology. We compete with many companies in the markets we serve, including established public companies, newer public companies with a strong flash focus, and new market entrants addressing the growing opportunity for application data management for Kubernetes. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of products or services. Technology trends, such as the emergence of hosted or public cloud storage, SaaS and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service provider competitors provide customers storage for their data centers on demand, without requiring a capital expenditure, which meets rapidly evolving business needs and has changed the competitive landscape. The impacts of the COVID-19 pandemic, including the increase in the number of employees working remotely, has accelerated customer adoption of competitors’ cloud solutions and contributed to increased competition in the market. We also now compete in the emerging cloud operations market, where growth is being driven by increased customer cloud usage and commensurate spend, but customer requirements are still evolving. There is no clear leader in this market.

Competitors may develop new technologies or products in advance of us or establish new business models, more flexible contracting models or new technologies disruptive to us. By extending our flash, cloud storage, converged infrastructure and cloud operations offerings, we are competing in new segments with both traditional competitors and new competitors, particularly smaller emerging storage and cloud operations vendors. The longer-term potential and competitiveness of these emerging vendors remains to be determined. In cloud and converged infrastructure, we also compete with large well-established competitors.

It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power. An increase in industry consolidation might result in stronger competitors that are better able to compete as full-stack vendors for customers and achieve increased economies of scale in the supply chain. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers. For additional information regarding our competitors, see the section entitled “Competition” contained in Part I, Item 1 – Business of this Form 10-K.

Continuing uncertain economic and political conditions restrict our visibility and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad, such as inflation and potential economic recession, have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage and networking industries at large, as well as the IT market, impacted availability of supplies and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs or other barriers to global trade, changes to fiscal and monetary policy and higher interest rates, could materially adversely impact the demand for our products and our operating results. In particular, in fiscal 2022, we experienced inflationary pressure and other constraints in our supply chain. We are also unable to predict whether increased customer spending on our cloud offerings will continue after the COVID-19 pandemic. Consequently, these concerns have challenged our business and we expect them to continue to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure and adverse public health developments. In particular, the ongoing COVID-19 pandemic, including the unpredictable nature of variants globally, and ongoing trade tensions between the U.S. and China could impact our business and operating results. For products we manufacture in Mexico, tensions between the U.S. and Mexico related to trade and border security issues could delay our shipments to customers, or impact pricing or our business and operating results. As a result of Russia’s actions in the Ukraine, numerous countries and organizations have imposed sanctions and export controls, while businesses, including the Company, have limited or suspended Russian operations. Russia has likewise imposed currency restrictions and regulations and may further take retaliatory trade or other actions, including the nationalization of foreign businesses. These actions could impact our supply chain, pricing, business and operating results and expose us to cyberattacks. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, rules and regulations, and regulations related to data privacy, data protection, and cybersecurity. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results, financial condition and cash flows.

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

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products, expand the breadth of our markets, or enhance our technical capabilities. For example, we acquired seven privately held companies from fiscal 2020 through the end of fiscal 2022. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover or mitigate liabilities or risks associated with the acquisition, such as differing or inadequate cybersecurity and data privacy protection controls or contractual limitations of liability, make the acquisition on favorable terms, integrate the acquired business or assets as and when expected or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

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

We maintain an investment portfolio of various holdings, types, and maturities. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments and the returns thereon may fluctuate substantially. A resurgence of COVID-19, unfavorable macroeconomic conditions or other circumstances could result in an economic slowdown and possibly cause a global recession. An economic slowdown or increased regional or global economic uncertainty may lead to failures of counterparties, including financial institutions, governments and insurers, which could result in a material decline in the value of our investment portfolio and substantially reduce our investment returns.

Our goals and disclosures related to environmental, social and governance (ESG) matters expose us to risks that could adversely affect our reputation and performance.

We have established and publicly announced ESG goals, including our commitment to reducing our greenhouse gas emissions in accordance with a science-based target and increasing our representation of women in our global workforce and underrepresented minorities in our US workforce. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control, including the changing regulatory requirements affecting ESG standards or disclosures, our ability to recruit, develop and retain diverse talent in our labor markets, the locations and usage of our products and the implications on their greenhouse gas emissions and the success of our organic growth and acquisitions.

Standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between the Company and other companies in the same industry. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the Securities and Exchange Commission, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.

Risks Related to Our Customers and Sales

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

Our growth strategy includes developing and maintaining strategic partnerships with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. A number of our strategic partners are industry leaders that offer us expanded access to segments in which do not directly participate. In particular, strategic partnerships with public cloud providers and other cloud service vendors are critical to the success of our cloud-based business. However, there is intense competition for attractive strategic partners, and these relationships may not be exclusive, may not generate significant revenues and may be terminated on short notice. For instance, some of our partners are also partnering with our competitors, which may increase the availability of competing solutions and harm our ability to grow our relationships with those partners. Moreover, some of our partners, particularly large, more diversified technology companies, including major cloud providers, are also competitors, thereby complicating our relationships. If we are unable to establish new partnerships or maintain existing partnerships, if our strategic partners favor their relationships with other vendors in the storage industry or if our strategic partners increasingly compete with us, we could experience lower than expected revenues, suffer delays in product development, or experience other harm to our business, operating results, financial condition and cash flows.

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

We recently reorganized our sales resources, which included changes and additions to our sales leadership team, to gain operational efficiencies and improve the alignment of our resources with customer and market opportunities. We expect to continue developing our sales organization and go-to-market model towards these goals throughout fiscal 2023. The reorganization of our sales resources, and ongoing evolution of our go-to-market model, could result in short or long-term disruption of our sales cycles, may not produce the efficiencies and benefits desired, and could harm our operating results, financial condition and cash flows.

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

In response to increasing cybersecurity threats, the U.S. government has subjected IT vendors, including us, to certain additional requirements. As an example, the Executive Order on Improving the Nation’s Cybersecurity (EO 14028), released in May 2021, outlines a one-year plan to address the U.S. government’s software supply chain security for “critical software.” While the potential impact of the Executive Order is still being monitored, we could be categorized as a provider of critical software, which may increase our compliance costs and delay or prevent our ability to execute contracts with customers, including in particular with government entities.

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

We do not manufacture certain components used in our products. We rely on third parties to manufacture critical components, such as disk drives, as well as for associated logistics. Our lack of direct responsibility for, and control over, these elements of our business, as well as the diverse international geographic locations of our manufacturing partners and suppliers, creates significant risks for us, including, among other things:

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
•
Business, legal compliance, litigation and financial concerns affecting our suppliers or their ability to manufacture and ship components in the quantities, quality and manner we require; and

•
Disruptions due to floods, earthquakes, storms and other natural disasters, especially those caused by climate change, and particularly in countries with limited infrastructure and disaster recovery resources.

Such risks have subjected us, and could in the future subject us, to supply constraints, price increases and minimum purchase requirements and our business, operating results, financial condition and cash flows could be harmed. For example, the current global shortage of critical product components has caused us to experience increased prices and extended lead times for certain critical components, such as semiconductors. The shortage could reduce our flexibility to react to product mix changes and disrupt our production schedule. The risks associated with our outsourced manufacturing model are particularly acute when we transition products to new facilities or manufacturers, introduce and increase volumes of new products or qualify new contract manufacturers or suppliers, at which times our ability to manage the relationships among us, our manufacturing partners and our component suppliers, becomes critical. New manufacturers, products, components or facilities create increased costs and risk that we will fail to deliver high quality products in the required volumes to our customers. Any failure of a manufacturer or component supplier to meet our quality, quantity or delivery requirements in a cost-effective manner will harm our business, including customer relationships and as a result could harm our operating results, financial condition and cash flows.

We rely on a limited number of suppliers for critical product components.

We rely on a limited number of suppliers for drives and other components utilized in the assembly of our products, including certain single source suppliers, which has subjected us, and could in the future subject us, to price rigidity, periodic supply constraints, and the inability to produce our products with the quality and in the quantities demanded. Consolidation among suppliers, particularly within the semiconductor and disk drive industries, has contributed to price rigidity and supply constraints. When industry supply is constrained, or the supply chain is disrupted, as it has been as a result of the COVID-19 pandemic, our suppliers may allocate volumes away from us and to our competitors, all of which rely on many of the same suppliers as we do. Accordingly, our business, operating results, financial condition and cash flows may be harmed.

If a material cybersecurity or other security breach occurs on our systems, within our supply chain, or on our end-user customer systems, or if stored data is improperly accessed, customers may reduce or cease using our solutions, our reputation may be harmed and we may incur significant liabilities.

We store and transmit, and sell products and services that store and transmit, personal, sensitive and proprietary data related to our products, our employees, customers, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personal information. It is critical to our business strategy that our infrastructure, products and services remain secure and are perceived by customers, clients and partners to be secure. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, human error and technological vulnerabilities. Material cybersecurity incidents or other security breaches could result in (1) unauthorized access to, or loss or unauthorized use, alteration, or disclosure of, such information; (2) litigation, indemnity obligations, government investigations and proceedings, and other possible liabilities; (3) negative publicity; and (4) disruptions to our internal and external operations. Any of these could damage our reputation and public perception of the security and reliability of our products, as well as harm our business and cause us to incur significant liabilities. In addition, a material cybersecurity incident or loss of personal information, or other material security breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs and lost revenues.

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

High-profile cyberattacks and security breaches have increased in recent years, with the potential for such acts heightened as a result of geopolitical activities and the number of employees working remotely due to COVID-19. Security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting IT products and businesses. In this regard, the U.S. government has reported that U.S. sanctions against Russia in response to the war in Ukraine could lead to an increased threat of cyberattacks against U.S. companies. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches.

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

Our business is subject to increasing regulation by various federal, state and international governmental agencies responsible for enacting and enforcing laws and regulations relating to privacy, data protection, and information security. For example, since the effective date of the EU’s General Data Privacy Regulation in 2018, the Court of Justice of the European Union has issued rulings that have impacted how multinational companies must implement that law and the European Commission (EC) has published new regulatory requirements relating to cross-border data transfers applicable to multinational companies like NetApp. NetApp relies on a variety of compliance methods to transfer personal data of European Economic Area (EEA) individuals to other countries, including Binding Corporate Rules and Standard Contractual Clauses (SCCs). In June 2021, the EC imposed new SCC requirements which impose certain contract and operational requirements on NetApp and its contracting parties, including requirements related to government access transparency, enhanced data subject rights, and broader third-party assessments to ensure safeguards necessary to protect personal data transferred from NetApp or its partners to countries outside the EEA. To the extent NetApp relies on SCCs, such engagements will require new contractual arrangements under the updated requirements to avoid limitations on NetApp’s ability to process EEA data in countries outside of the EEA. In addition to the EU’s General Data Privacy Regulation, other global governments have adopted new privacy and data protection laws. In particular, the UK’s exit from the EU has resulted in a parallel comprehensive privacy law known as the UK General Data Protection Regulation, which is similarly supplemented by other domestic data protection laws, such as the UK Data Protection Act 2018.

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

Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations administered by the Commerce Department’s Bureau of Industry and Security (BIS) and the trade and economic sanctions regulations administered by the Treasury Department’s Office of Foreign Assets Control (OFAC). The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries and persons, including most recently to Russia, Belarus and portions of Ukraine. These regulations have caused the Company to stop selling or servicing our products temporarily in restricted areas, such as Russia, Belarus and portions of Ukraine. The BIS and OFAC have also placed restrictions on dealing with certain "blocked” entities, such as Russia’s federal security service (FSB), including the Company’s filing of notifications to the FSB for exporting certain products to Russia. Violators of these export control and sanctions laws may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the federal government. Our products could be shipped to those targets by third parties, including potentially our channel partners, despite our precautions.

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

We expect that companies in the enterprise storage and data management, cloud storage and cloud operations markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, and any such infringement claims discussed above, could be time consuming, result in costly litigation, cause suspension of product shipments or product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our operating results, financial condition and cash flows. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

In addition, many of our products use open-source software. Such open-source software generally does not provide any warranty or contractual protection, and may be susceptible to attack from bad actors. Further, open-source software may contain vulnerabilities, which may or may not be known at the time of our inclusion of the software in a product. If a vulnerability in such software is successfully exploited, we could be subject to damages including remediation costs, reputational damage and lost revenues.

Our failure to adjust to emerging standards may harm our business.

Emerging standards may adversely affect the UNIX®, Windows® and World Wide Web server markets upon which we depend. For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceutical and government market segments, industries that are subject to various evolving governmental regulations with respect to data access, reliability and permanence in the U.S. and in the other countries in which we operate. If our products do not meet and continue to comply with these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and we may not be able to expand our product offerings in these market and geographical segments at the rates which we have forecasted.

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

As of April 29, 2022, we had $2.7 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2022, 2024, 2025, 2027 and 2030. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results, financial condition and cash flows will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. For example, the ongoing COVID-19 pandemic is impeding the mobility of our personnel, inventories, equipment and products and disrupting our business operations. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, droughts, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. As a result of climate change, we expect the frequency and impact of such natural disasters or other material disruptions to increase. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. Our headquarters is located in Northern California, an area susceptible to earthquakes and wildfires. If any significant disaster were to occur there, our ability to operate our business and our operating results, financial condition and cash flows could be adversely impacted.

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

Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules and nexus-based tax incentive practices. As a result, many of these changes, if enacted in whole or in part, could increase our worldwide effective tax rate and harm our operating result, financial condition and cash flows.

Our effective tax rate could also be adversely affected by changes in tax laws and regulations and interpretations of such laws and regulations, which in turn would negatively impact our earnings and cash and cash equivalent balances we currently maintain. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition. Beginning in our fiscal 2023, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will materially increase our effective tax rate. Changes in U.S. corporate tax law are currently being considered by the U.S. Congress and if certain of these proposals are ultimately enacted into legislation, they could materially impact our operations and financial results.

We are routinely subject to income tax audits in the U.S. and several foreign tax jurisdictions. If the ultimate determination of income taxes or at-source withholding taxes assessed under these audits results in amounts in excess of the tax provision we have recorded or reserved for, our operating results, financial condition and cash flows could be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We owned or leased, domestically and internationally, the following properties as of April 29, 2022.

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

We lease approximately 0.3 million square feet of office space for our corporate headquarters located in San Jose, California. The San Jose site supports research and development, corporate general administration, sales and marketing, global services and operations.

We lease approximately 1.2 million square feet in other sales offices and research and development facilities throughout the U.S. and internationally. We expect that our existing facilities and those being developed worldwide are suitable and adequate for our requirements over at least the next two years and that additional space will be available if needed.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 17 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Stock Market LLC (NASDAQ) under the symbol NTAP.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the NASDAQ during each quarter of our two most recent fiscal years.

	Fiscal 2022		Fiscal 2021
	High	Low	High	Low
First Quarter	$84.19	$73.30	$49.65	$39.81
Second Quarter	$94.69	$78.05	$48.94	$40.08
Third Quarter	$96.81	$82.50	$70.64	$43.92
Fourth Quarter	$96.82	$58.83	$78.77	$58.83

Holders

As of June 1, 2022 there were approximately 461 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.50 per outstanding common share in each quarter of fiscal 2022 for an aggregate of $446 million, $0.48 per outstanding common share in each quarter of fiscal 2021 and fiscal 2020 for an aggregate of $427 million and $439 million, respectively. In the first quarter of fiscal 2023, the Company declared a cash dividend of $0.50 per share of common stock, payable on July 27, 2022 to shareholders of record as of the close of business on July 8, 2022.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index for the five years ended April 29, 2022. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among NetApp, Inc., the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index*

$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
4/28/2017
4/27/2018
4/26/2019
4/24/2020
4/30/2021
4/29/2022
NetApp, Inc.
S&P 500
S&P 500 Information Technology
S&P 1500 Technology Hardware & Equipment

*$100 invested on April 28, 2017 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and each of the indexes.

	April 2017	April 2018	April 2019	April 2020	April 2021	April 2022
NetApp, Inc.	$100.00	$171.89	$187.52	$116.49	$209.35	$210.14
S&P 500 Index	$100.00	$114.20	$128.28	$126.28	$189.28	$189.68
S&P 500 Information Technology Index	$100.00	$125.28	$152.70	$175.04	$278.43	$283.70
S&P 1500 Technology Hardware & Equipment Index	$100.00	$116.43	$142.62	$163.10	$290.03	$330.01

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 29, 2022:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 29, 2022 - February 25, 2022	318	$88.74	344,504	$474
February 26, 2022 - March 25, 2022	824	$83.94	345,328	$1,405
March 26, 2022 - April 29, 2022	1,919	$79.51	347,247	$1,252
Total	3,061	$81.66

In May 2003, our Board of Directors approved a stock repurchase program. As of April 29, 2022, our Board of Directors had authorized the repurchase of up to $15.1 billion of our common stock. Since inception of the program through April 29, 2022, we repurchased a total of 347 million shares of our common stock for an aggregate purchase price of $13.9 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time, and it was suspended for the first half of fiscal 2021 due to the economic impact of the COVID-19 pandemic. We reinitiated our stock repurchase program in the third quarter of fiscal 2021.

Item 6. [Reserved]

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

Executive Overview

Our Company

NetApp is a global cloud-led, data-centric software company that gives organizations the freedom to put data to work in the applications that elevate their business. We help our customers get the most out of their data with industry-leading public cloud services, and hybrid cloud solutions. Building on a rich history of innovation, we give customers the freedom to manage applications and data across hybrid multicloud environments. No matter where a customer’s data is or how the business uses it, NetApp helps to bring it together in a data fabric. For nearly three decades, NetApp has supported customers to accelerate their unique data fabrics and extend their workflows into a hybrid cloud environment with the right tools and right capabilities.

As our products and solutions portfolios evolve, market dynamics change, and management continues to assess our largest opportunities, we periodically change how we manage our business. As of the end of our first quarter of fiscal 2022, our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, realigned internal reporting and began using financial information for components of our business, organized based on category of product/solution, to evaluate performance and allocate resources. This resulted in the creation of two reportable segments for financial reporting purposes: Hybrid Cloud and Public Cloud. Our CODM measures the performance of each segment based on segment revenue and segment gross profit.

Hybrid Cloud offers a portfolio of storage management and infrastructure solutions that help customers recast their data centers with the power of cloud. This portfolio is designed to operate with public clouds to unlock the potential of hybrid, multi-cloud operations. We offer a broad portfolio of cloud-connected all-flash, hybrid-flash, and object storage systems, powered by intelligent data management software. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage and data services, and cloud operations services. Our enterprise-class solutions and services enable customers to control and manage storage in the cloud, consume high-performance storage services for primary workloads, and optimize cloud environments for cost and efficiency. These solutions and services are generally available on the leading public clouds, including Microsoft Azure, Google Cloud Platform and Amazon AWS.

Global Business Environment

Macroeconomic Conditions

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad could result in adverse macroeconomic conditions, including inflation, slower growth or recession. In particular, in fiscal 2022, we experienced inflationary pressure and constraints in our supply chain.

Supply chain constraints, particularly in the second half of fiscal 2022, led to higher product component and freight costs which increased our cost of revenues. Supply chain constraints also delayed our ability to fulfill certain customer orders during the fiscal year. Given the uncertainties that exist in the broader technology supply chain, we are continuing to invest in inventory and certain longer-term commitments to help mitigate the impact of supply shortages.

If these macroeconomic uncertainties or supply chain challenges persist or worsen in fiscal 2023, we may observe reduced customer demand for our offerings, increased competition for critical components, challenges fulfilling certain customer orders or continued increases in component and freight costs which could impact our operating results, including our ability to achieve historical levels of revenue growth.

COVID-19

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in many of the regions in which we sell our products and services and conduct our business operations. We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. Since March 2020, the vast majority of our employees have been working remotely and we have limited business travel. As a result of COVID-19, we continued to observe certain customers delaying purchases of our products and services, while other customers accelerated or placed new orders to address the demands of remote working and digital business.

Russia Sanctions

Beginning in February 2022, in response to Russian military actions in Ukraine, the U.S. and other countries imposed sanctions on Russia, and we suspended business operations, including sales, support on existing contracts and professional services, in Russia and Belarus. The impact of these actions was not significant to our fiscal 2022 financial results. However, their ultimate magnitude and duration remain uncertain, and we will continue to closely monitor their potential impacts to our business.

The magnitude and duration of the disruption to our business, and impact to our operational and financial performance of the factors above remain uncertain. Refer to Item 1A. – Risk Factors for the significant risks we have identified related to the global business environment.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of key financial metrics for each of the last three fiscal years (in millions, except per share amounts and percentages):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Net revenues	$6,318	$5,744	$5,412
Gross profit	$4,220	$3,815	$3,623
Gross profit margin percentage	67%	66%	67%
Income from operations	$1,157	$1,031	$945
Income from operations as a percentage of net revenues	18%	18%	17%
Provision for income taxes	$158	$232	$125
Net income	$937	$730	$819
Diluted net income per share	$4.09	$3.23	$3.52
Net cash provided by operating activities	$1,211	$1,333	$1,060

	April 29, 2022	April 30, 2021
Deferred revenue and financed unearned services revenue	$4,232	$4,003

•
Net revenues: Our net revenues increased 10% in fiscal 2022 compared to fiscal 2021, due to an increase in both product revenues and services revenues, with the latter primarily driven by an increase in public cloud revenues.
•
Gross profit margin percentage: Our gross profit margin as a percentage of net revenues increased less than one percentage point in fiscal 2022 compared to fiscal 2021 primarily due to a slight increase in gross profit margins on product revenues.
•
Income from operations as a percentage of net revenues: Our income from operations as a percentage of net revenues increased by less than one percentage point in fiscal 2022 compared to fiscal 2021, primarily due to a slightly higher gross profit margin percentage and lower sales and marketing, research and development, and general and administrative expenses as a percentage of net revenues, partially offset by the gain on sale of certain properties in fiscal 2021 that did not recur in fiscal 2022.
•
Provision for income taxes: Our provision for income taxes decreased in fiscal 2022 compared to fiscal 2021 primarily due to one-time benefits in fiscal 2022 related to the prepayment of certain intercompany expenses.
•
Net income and Diluted net income per share: The increase in both net income and diluted net income per share in fiscal 2022 compared to fiscal 2021 reflect the factors discussed above. Higher net income and increased share repurchases in fiscal year 2022 compared to fiscal 2021 favorably impacted diluted net income per share.
•
Operating cash flows: Operating cash flows decreased by 8% in fiscal 2022 compared to fiscal 2021, primarily reflecting the timing of accounts receivables billings and collections and employee compensation payments, partially offset by higher net income.
•
Deferred revenue and financed unearned services revenue: Total deferred revenue and financed unearned services revenue increased $229 million, or 6%, as of fiscal 2022 compared to fiscal 2021 due to an increase in the aggregate contract value under software and hardware support contracts, primarily reflecting a higher mix of all-flash systems which carry a higher support dollar content than our other products.

Stock Repurchase Program and Dividend Activity

During fiscal 2022, we repurchased approximately 7 million shares of our common stock at an average price of $84.49 per share, for an aggregate purchase price of $600 million. We also declared aggregate cash dividends of $2.00 per share in fiscal 2022, for which we paid a total of $446 million.

Acquisitions

On May 20, 2022, in the first quarter of fiscal 2023, we acquired all the outstanding shares of privately-held Instaclustr, Inc., a leading platform provider of fully managed open-source database, pipeline and workflow applications delivered as a service, for approximately $500 million.

On February 18, 2022, we acquired all the outstanding shares of privately-held NeurOps Inc. (which operated under the name "Fylamynt"), for approximately $27 million. Fylamynt is an innovative CloudOps automation technology company that enables customers to build, run, manage and analyze workflows securely in any cloud with little to no code.

On November 5, 2021, we acquired all the outstanding shares of privately-held CloudCheckr Inc., (CloudCheckr) for approximately $347 million. CloudCheckr is a leading cloud optimization platform that provides cloud visibility and insights to lower costs, maintain security and compliance, and optimize cloud resources.

On June 18, 2021, we acquired all the outstanding shares of privately-held Data Mechanics Inc., a provider of managed platforms for big data processing and cloud analytics, for approximately $15 million.

Restructuring Events

During fiscal 2022, we executed several restructuring plans and recognized expenses totaling $33 million consisting primarily of lease termination fees, office relocation costs, and employee severance-related costs.

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2022, which ended on April 29, 2022, and fiscal year 2020, which ended on April 24, 2020 were both 52-week years. Fiscal year 2021, which ended on April 30, 2021 was a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Consolidated Statements of Income data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2022	2021	2020
Revenues:
Product	52%	52%	55%
Services	48	48	45
Net revenues	100	100	100
Cost of revenues:
Cost of product	25	25	25
Cost of services	9	9	8
Gross profit	67	66	67
Operating expenses:
Sales and marketing	29	30	29
Research and development	14	15	16
General and administrative	4	4	5
Restructuring charges	1	1	—
Acquisition-related expense	—	—	—
Gain on sale or derecognition of assets	—	(3)	(1)
Total operating expenses	48	48	49
Income from operations	18	18	17
Other expense, net	(1)	(1)	—
Income before income taxes	17	17	17
Provision for income taxes	3	4	2
Net income	15%	13%	15%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Fiscal Year
	2022	2021	% Change	2020	% Change
Net revenues	$6,318	$5,744	10%	$5,412	6%

The increase in net revenues for fiscal 2022 compared to fiscal 2021 was due to an increase in both product revenues and services revenues, with revenues increasing despite the additional week in fiscal 2021. Product revenues and services revenues as a percentage of net revenues both remained relatively consistent in fiscal 2022 compared to fiscal 2021.

The increase in net revenues for fiscal 2021 compared to fiscal 2020 was primarily due to an increase in services revenues, which benefited from an additional week in the first quarter of fiscal 2021, while product revenues were relatively flat. Product revenues as a percentage of net revenues decreased by approximately three percentage points compared to fiscal 2020. Fluctuations in foreign currency exchange rates benefited net revenues by approximately one percentage point for fiscal 2021 compared to fiscal 2020.

Sales through our indirect channels represented 77%, 77% and 79% of net revenues in fiscal 2022, 2021 and 2020, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Fiscal Year
	2022	2021	2020
Arrow Electronics, Inc.	24%	24%	25%
Tech Data Corporation	21%	20%	21%

Product Revenues (in millions, except percentages):

	Fiscal Year
	2022	2021	% Change	2020	% Change
Product revenues	$3,284	$2,991	10%	$2,995	—%
Hardware (Non-GAAP)	1,358	1,355	—%	1,541	(12)%
Software (Non-GAAP)	1,926	1,636	18%	1,454	13%

Hybrid Cloud

Product revenues are derived through the sale of our Hybrid Cloud solutions and consist of sales of configured all-flash array and hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, NetApp HCI, StorageGrid, OEM products and add-on optional software.

In order to provide visibility into the value created by our software innovation and R&D investment, we disclose the software and hardware components of our product revenues. Software product revenues includes the OS software and optional add-on software solutions attached to our systems across our entire product set, while hardware product revenues include the non-software component of our systems across the entire set. Because our revenue recognition policy under GAAP defines a configured storage system, inclusive of the operating system software essential to its functionality, as a single performance obligation, the hardware and software components of our product revenues are considered non-GAAP measures. The hardware and software components of our product revenues are derived from an estimated fair value allocation of the transaction price of our contracts with customers, down to the level of the product hardware and software components. This allocation is primarily based on the contractual prices at which NetApp has historically billed customers for such respective components.

Total product revenues increased in fiscal 2022 compared to fiscal 2021, primarily driven by an increase in sales of all-flash array systems and, to a lesser extent, an increase in sales of StorageGrid, partially offset by a decrease in sales of NetApp HCI. Supply chain challenges related to the COVID-19 pandemic impeded our ability to fulfill certain customer orders in fiscal 2022, particularly in the fourth quarter.

Total product revenues were relatively flat in fiscal 2021 compared to fiscal 2020, suffering from less favorable macroeconomic conditions through most of fiscal 2021, in part due to the economic uncertainty caused by the COVID-19 pandemic, but then improving in the last quarter of fiscal 2021. Sales of all-flash array systems increased in fiscal 2021, though this increase was offset by a decline in sales of our other products. Fluctuations in foreign currency exchange rates benefited product revenues by approximately one percentage point for fiscal 2021 compared to fiscal 2020.

Revenues from the hardware component of product revenues represented 41%, 45% and 51% of product revenues in fiscal 2022, 2021 and 2020, respectively. The software component of product revenues represented 59%, 55% and 49% of product revenues in fiscal 2022, 2021 and 2020, respectively. The increase in the software component percentage of product revenues in both fiscal 2022 and fiscal 2021 is primarily due to a higher mix of all-flash array systems sales, which contain a higher proportion of software components than other Hybrid Cloud products.

Services Revenues (in millions, except percentages):

	Fiscal Year
	2022	2021	% Change	2020	% Change
Services revenues	$3,034	$2,753	10%	$2,417	14%
Support	2,344	2,277	3%	2,114	8%
Professional and other services	294	277	6%	241	15%
Public cloud	396	199	99%	62	221%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in fiscal 2022 compared to fiscal 2021, despite an extra week in the first quarter of fiscal 2021 that contributed approximately $40 million of additional revenues in that period. The increase is primarily due to a higher mix of all-flash systems, which carry a higher support dollar content than our other products, in the current year. The increase in fiscal 2021 compared to fiscal 2020 was partially due to the additional week in that period. Both periods benefitted from a higher aggregate contract value of the installed base under support contracts.

Professional and other services revenues increased in fiscal 2022 compared to fiscal 2021 primarily due to an increase in demand from increased product sales. The increase in fiscal 2021 compared to fiscal 2020 was primarily due to the additional week in that period and general increase in customer demand for such services.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings primarily delivered as-a-service, which include cloud storage and data services, and cloud operations services.

Public Cloud revenues increased in fiscal 2022 and fiscal 2021 compared to the respective prior years primarily due to growing customer demand for NetApp's diversified cloud offerings, coupled with overall growth in the cloud market, and the acquisition of Spot, Inc. (Spot) late in the first quarter of fiscal 2021. Fiscal 2022 also benefitted from the acquisition of CloudCheckr early in the third quarter of that year.

Revenues by Geographic Area:

	Fiscal Year
	2022	2021	2020
United States, Canada and Latin America (Americas)	55%	54%	53%
Europe, Middle East and Africa (EMEA)	31%	31%	32%
Asia Pacific (APAC)	14%	15%	15%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. Demand across geographies was relatively consistent across all periods presented.

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

Cost of Product Revenues (in millions, except percentages):

	Fiscal Year
	2022	2021	% Change	2020	% Change
Cost of product revenues	$1,554	$1,432	9%	$1,368	5%
Hybrid Cloud	1,541	1,402	10%	1,326	6%
Unallocated	13	30	(57)%	42	(29)%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 47%, 47% and 44% of Hybrid Cloud product revenues in fiscal 2022, 2021 and 2020, respectively. Materials costs represented 93%, 91% and 89% of cost of Hybrid Cloud product revenues in fiscal 2022, 2021 and 2020, respectively.

Materials costs increased by approximately $156 million in fiscal 2022 compared to fiscal 2021 reflecting the increase in product revenues in the current year period, the mix of systems sold, and higher component and freight costs as a result of COVID-19 related supply chain challenges. Excess and obsolete inventory reserves were lower in fiscal 2022 compared to fiscal 2021.

Hybrid Cloud product gross margins remained relatively flat in fiscal 2022 compared to fiscal 2021 despite the increase in component and freight costs, which were offset primarily by a higher mix of all-flash array systems sales, which have higher margins than hybrid systems. We anticipate the increase in component and freight costs related to supply chain challenges will continue to impact gross margins into fiscal year 2023.

Materials costs increased by approximately $96 million in fiscal 2021 compared to fiscal 2020. The trend in product mix toward all-flash array systems, which have higher margins, but carry higher materials costs than hybrid systems, was the primary driver of these increases. Excess and obsolete inventory reserves and warranty expenses were lower in fiscal 2021 compared to fiscal 2020.

Hybrid Cloud product gross margins decreased by two percentage points in fiscal 2021 compared to fiscal 2020 primarily due to a decrease in the average selling prices of most of our products, partially offset by a higher mix of all-flash array product sales.

Unallocated

Unallocated cost of product revenues decreased in fiscal 2022 and in fiscal 2021 compared to the prior year of each respective period due to certain intangible assets becoming fully amortized in the second half of fiscal 2021.

Cost of Services Revenues (in millions, except percentages):

	Fiscal Year
	2022	2021	% Change	2020	% Change
Cost of services revenues	$544	$497	9%	$421	18%
Support	184	201	(8)%	188	7%
Professional and other services	205	206	—%	188	10%
Public cloud	118	65	82%	35	86%
Unallocated	37	25	48%	10	150%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, decreased in fiscal 2022 compared to fiscal 2021 and increased in fiscal 2021 compared to fiscal 2020. Cost of Hybrid Cloud services revenues represented 15%, 16% and 16% of Hybrid Cloud services revenues in fiscal 2022, 2021 and 2020, respectively.

Hybrid Cloud support gross margins increased by one percentage point in fiscal 2022 compared to fiscal 2021 due to growth in support revenues achieved with a consistent cost base. Hybrid Cloud support gross margins remained relatively flat in fiscal 2021 compared to fiscal 2020.

Hybrid Cloud professional services gross margins increased by five percentage points in fiscal 2022 compared to fiscal 2021 and increased four percentage points in fiscal 2021 compared to fiscal 2020. The increases in both periods are primarily due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues increased in fiscal 2022 and in fiscal 2021 compared to the respective prior years, reflecting the ongoing growth in Public Cloud revenues in each period. Public Cloud gross margins increased by three percentage points in fiscal 2022 compared to fiscal 2021 and twenty-four percentage points in fiscal 2021 compared to fiscal 2020, reflecting efficiencies from scaling our Public Cloud segment.

Unallocated

Unallocated cost of services revenues increased in fiscal 2022 and in fiscal 2021 compared to the respective prior years, due to our acquisitions of CloudCheckr in the third quarter of fiscal 2022 and Spot in the first quarter of fiscal 2021, which resulted in higher amortization expense from acquired intangible assets.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for fiscal 2022 totaled $3,017 million, or 48% of net revenues, representing a decrease of two percentage points compared to fiscal 2021. Sales and marketing, research and development, and general and administrative expenses for fiscal 2021 totaled $2,882 million, or 50% of net revenues, remaining relatively flat in percentage points as compared to fiscal 2020.

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $74 million, or 4%, during fiscal 2022 compared to fiscal 2021, primarily due to higher salaries, benefits and stock-based compensation expenses, reflecting a 3% increase in average headcount. This increase was partially offset by lower incentive compensation expense. Total compensation costs for fiscal 2021 includes the impact of an additional week in the first quarter of fiscal 2021.

Total compensation costs included in operating expenses increased by $225 million, or 15% during fiscal 2021 compared to fiscal 2020, primarily reflecting higher incentive compensation expense, a 3% increase in average headcount and the impact of one additional week in the first quarter of fiscal 2021.

Sales and Marketing (in millions, except percentages):

	Fiscal Year
	2022	2021	% Change	2020	% Change
Sales and marketing expenses	$1,857	$1,744	6%	$1,585	10%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following (in percentage points of the total change):

	Fiscal 2022 to Fiscal 2021	Fiscal 2021 to Fiscal 2020
Compensation costs	4	9
Commissions	1	3
Advertising and marketing promotional expense	—	1
Travel and entertainment	1	(4)
Other	—	1
Total change	6	10

The increase in compensation costs in fiscal 2022 compared to fiscal 2021 reflected an increase in average headcount of approximately 5%, partially offset by the impact of one less week in fiscal 2022. The expansion of our sales and marketing teams are expected to support our ability to execute on key market opportunities.

The increase in commissions expense in fiscal 2022 primarily reflected the increase in the average headcount of our sales team compared to fiscal 2021, partially offset by slightly lower attainment against sales goals than in fiscal 2021.

Advertising and marketing promotional expense remained relatively flat in fiscal 2022 compared to fiscal 2021, and increased in fiscal 2021 compared to fiscal 2020 primarily due to higher spending levels on certain projects executed in fiscal 2021. Travel and entertainment expenses increased slightly in fiscal 2022 compared to fiscal 2021 as travel restrictions related to the COVID-19 pandemic eased.

The increase in compensation costs in fiscal 2021 compared to fiscal 2020 reflected an increase in average headcount of 7%, with this expansion of our sales and marketing teams supporting our ability to execute on key market opportunities. Compensation costs for fiscal 2021 also reflected the impact of one additional week in the first quarter.

The increase in commissions expense for fiscal 2021 is primarily due to higher performance against sales goals than in fiscal 2020. Travel and entertainment spend decreased significantly in fiscal 2021 compared to fiscal 2020 due to the COVID-19 pandemic.

Research and Development (in millions, except percentages):

	Fiscal Year
	2022	2021	% Change	2020	% Change
Research and development expenses	$881	$881	—%	$847	4%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following (in percentage points of the total change):

	Fiscal 2022 to Fiscal 2021	Fiscal 2021 to Fiscal 2020
Compensation costs	(1)	7
Development projects and outside services	1	(1)
Facilities and IT support costs	—	(1)
Travel and entertainment	—	(1)
Total change	—	4

The decrease in compensation costs for fiscal 2022 compared to fiscal 2021 was primarily due to lower incentive compensation expense, while average headcount was relatively consistent in each period. Compensation costs for fiscal 2022 also reflected the impact of one less week in fiscal 2022. The increase in development projects and outside services during fiscal 2022 compared to fiscal 2021 was primarily due to the higher spending on certain engineering projects.

The increase in compensation costs during fiscal 2021 compared to fiscal 2020 was primarily due to higher incentive compensation expense, while average headcount was relatively consistent in each period. Compensation costs for fiscal 2021 also reflected the impact of one additional week in the first quarter. The decrease in development projects and outside services was primarily due to the lower spending on certain engineering projects. The decrease in facilities and IT support costs was primarily due to cost containment efforts, and lower travel and entertainment expense was due to the impact of the COVID-19 pandemic.

General and Administrative (in millions, except percentages):

	Fiscal Year
	2022	2021	% Change	2020	% Change
General and administrative expenses	$279	$257	9%	$263	(2)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of the total change):

	Fiscal 2022 to Fiscal 2021	Fiscal 2021 to Fiscal 2020
Compensation costs	4	9
Professional and legal fees and outside services	4	(14)
Litigation settlement	—	2
Facilities and IT support costs	(1)	1
Other	2	—
Total change	9	(2)

The increase in compensation costs in fiscal 2022 compared to fiscal 2021 were primarily attributable to a 4% increase in average headcount and higher stock-based compensation expense, which was partially offset by lower incentive compensation expense and the impact of one less week in fiscal 2022. The increases in professional and legal fees and outside services expense in fiscal 2022 were primarily due to higher spending on business transformation projects and an increase in legal fees. During fiscal 2021, we incurred a litigation settlement charge of approximately $5 million that was included in general and administrative expenses in our consolidated statements of income. The decreases in facilities and IT support costs were primarily due to lower spending levels on IT projects.

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

Restructuring Charges (in millions, except percentages):

	Fiscal Year
	2022	2021	% Change	2020	% Change
Restructuring charges	$33	$42	(21)%	$21	100%

In an effort to reduce our cost structure and redirect resources to our highest return activities, in fiscal years 2022, 2021 and 2020, we initiated a number of business realignment plans designed to streamline our business and focus on key strategic opportunities. These plans resulted in aggregate reductions of our global workforce of approximately 1% in fiscal 2022, 6% in fiscal 2021 and 2% in fiscal 2020, and aggregate charges of $33 million, $42 million and $21 million, respectively, consisting primarily of employee severance costs. The aggregate charges in fiscal 2022 also included legal and tax-related consulting fees associated with our plan to establish an international headquarters in Cork, Ireland. See Note 12 – Restructuring Charges of the Notes to Consolidated Financial Statements for more details regarding our restructuring plans.

Acquisition-related Expense (in millions, except percentages)

	Fiscal Year
	2022	2021	% Change	2020	% Change
Acquisition-related expense	$13	$16	(19)%	$—	NM

NM - Not Meaningful

We incurred $13 million and $16 million of acquisition-related expenses in fiscal 2022 and fiscal 2021, respectively, primarily legal and consulting fees associated with our acquisition and subsequent integration of CloudCheckr and Spot, respectively.

Gain on Sale or Derecognition of Assets (in millions, except percentages):

	Fiscal Year
	2022	2021	% Change	2020	% Change
Gain on sale or derecognition of assets	$—	$(156)	(100)%	$(38)	311%

In April 2021, we sold certain land and buildings located in Sunnyvale, California with an aggregate net book value of $210 million and received cash proceeds of $365 million, resulting in a gain, net of direct selling cost, and adjusted for below-market rent, of $156 million.

In August 2019, we completed the sale of certain land located in Sunnyvale, California with a net book value of $53 million, and received cash proceeds of $96 million, resulting in a gain, net of direct selling costs, of $38 million.

Other Expense, Net (in millions, except percentages)

The components of other expense, net were as follows:

	Fiscal Year
	2022	2021	% Change	2020	% Change
Interest income	$7	$9	(22)%	$48	(81)%
Interest expense	(73)	(74)	(1)%	(55)	35%
Other, net	4	(4)	(200)%	6	(167)%
Total	$(62)	$(69)	NM	$(1)	NM

NM - Not Meaningful

Interest income decreased during fiscal 2022 and fiscal 2021 compared to the respective prior years due to both a reduction in the size of our investment portfolio and lower yields earned on the investments.

Interest expense remained flat in fiscal 2022 compared to fiscal 2021 as the aggregate principal amount of our outstanding Senior Notes remained consistent. Interest expense increased during fiscal 2021 compared to fiscal 2020, as we issued Senior Notes in aggregate principal amount of $2.0 billion in the first quarter of fiscal 2021. The impact from the issuance of these Senior Notes was partially offset by the extinguishment of our Senior Notes due June 2021 in the first quarter of fiscal 2021, and a lower average outstanding commercial paper balance during fiscal 2021.

The differences in other, net during fiscal 2022 as compared to fiscal 2021 are partially due to foreign exchange gains and losses year-over-year. In fiscal 2021, other, net includes a $6 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $8 million. This benefit was more than offset by a $14 million loss recognized from the extinguishment of our Senior Notes due June 2021 in the first quarter of fiscal 2021.

Provision for Income Taxes (in millions, except percentages):

	Fiscal Year
	2022	2021	% Change	2020	% Change
Provision for income taxes	$158	$232	(32)%	$125	86%

Our effective tax rate for fiscal 2022 was 14% compared to an effective tax rate of 24% for fiscal 2021. Our effective tax rate for fiscal 2022 was lower than the prior year primarily due to the inclusion of one-time benefits related to the prepayment of certain intercompany expenses. Additionally, the fiscal 2021 tax provision included the impact of taxes resulting from the integration of certain acquired companies. Our effective tax rate for fiscal 2020 included a benefit of $61 million related to the lapse of statute of limitations compared to a benefit of $6 million recognized in fiscal 2021.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	April 29, 2022	April 30, 2021
Cash, cash equivalents and short-term investments	$4,134	$4,596
Principal amount of debt	$2,650	$2,650

The following is a summary of our cash flow activities:

	Fiscal Year
(In millions)	2022	2021
Net cash provided by operating activities	$1,211	$1,333
Net cash (used in) provided by investing activities	(561)	21
Net cash (used in) provided by financing activities	(1,017)	444
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49)	71
Net change in cash, cash equivalents and restricted cash	$(416)	$1,869

As of April 29, 2022, our cash, cash equivalents and short-term investments totaled $4.1 billion, reflecting a decrease of $462 million from April 30, 2021. During fiscal 2022, we generated $1.2 billion of cash from operating activities, offset by $600 million used to repurchase shares of our common stock, $446 million used for the payment of dividends, $226 million in purchases of property and equipment, and $380 million, net of cash acquired, used for the acquisition of three privately-held companies. Net working capital was $2.0 billion as of April 29, 2022, a reduction of $557 million when compared to April 30, 2021. The reduction in net working capital is partially due to the reclassification of $250 million principal amount of our senior notes from long-term to current liabilities in fiscal 2022.

Cash Flows from Operating Activities

During fiscal 2022, we generated cash from operating activities of $1.2 billion, reflecting net income of $937 million, adjusted by non-cash depreciation and amortization of $194 million and non-cash stock-based compensation expense of $245 million.

Significant changes in assets and liabilities during fiscal 2022 included the following:

•
Accounts receivable increased $313 million, primarily reflecting less favorable shipping linearity in the fourth quarter of fiscal 2022 compared to the fourth quarter of fiscal 2021.
•
Deferred revenue and financed unearned services increased by $384 million, due to an increase in the aggregate contract value under software and hardware support contracts, primarily reflecting a higher mix of all-flash systems which carry a higher support dollar content than our other products.
•
Accounts payable increased by $181 million, primarily due to higher inventory purchase levels in fiscal 2022, and the timing of inventory purchases during the fourth quarter of each year.
•
Accrued expenses decreased by $111 million, primarily reflecting a reduction of income tax liabilities, and a decrease in accruals for incentive compensation and commissions plans.

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

Significant changes in assets and liabilities during fiscal 2021 included the following:

•
Deferred revenue and financed unearned services revenue increased $193 million, primarily due to an increase in deferred software and hardware support contracts associated with a growing installed base as well as growth in Public Cloud contracts.
•
Accrued expenses increased $134 million, primarily due to higher accruals for incentive compensation plans.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipping linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, tax benefits or charges from stock-based compensation, and the timing and amount of compensation and other payments.

Cash Flows from Investing Activities

During fiscal 2022, we generated $45 million primarily from maturities of investments in available-for-sale securities, net of purchases, and paid $226 million for capital expenditures. We paid $380 million, net of cash acquired, for three privately-held companies.

During fiscal 2021, we generated $365 million from the sale of properties located in Sunnyvale, California and $160 million from maturities and sales of investments in available-for-sale debt securities, net of purchases. We paid $350 million, net of cash acquired, for two privately-held companies and $162 million for capital expenditures.

Cash Flows from Financing Activities

During fiscal 2022, cash flows used in financing activities totaled $1.0 billion and include $600 million for the repurchase of approximately seven million shares of common stock and $446 million for the payment of dividends.

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

Liquidity

Our principal sources of liquidity as of April 29, 2022 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	April 29, 2022	April 30, 2021
Cash and cash equivalents	$4,112	$4,529
Short-term investments	22	67
Total	$4,134	$4,596

As of April 29, 2022 and April 30, 2021, $2.3 billion and $2.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.8 billion and $2.1 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 29, 2022.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 29, 2022 (in millions):

3.25% Senior Notes Due December 2022	$250
3.30% Senior Notes Due September 2024	400
1.875% Senior Notes Due June 2025	750
2.375% Senior Notes Due June 2027	550
2.70% Senior Notes Due June 2030	700
Total	$2,650

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 – Financing Arrangements of the Notes to Consolidated Financial Statements.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of April 29, 2022.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 29, 2022, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for fiscal 2023 to be between $250 million and $300 million.

Dividends and Stock Repurchase Program

On May 27, 2022, we declared a cash dividend of $0.50 per share of common stock, payable on July 27, 2022 to holders of record as of the close of business on July 8, 2022.

As of April 29, 2022, our Board of Directors had authorized the repurchase of up to $15.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 29, 2022, we repurchased a total of 347 million shares of our common stock at an average price of $39.95 per share, for an aggregate purchase price of $13.9 billion. As of April 29, 2022, the remaining authorized amount for stock repurchases under this program was $1.3 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled $1.2 billion at April 29, 2022, of which $0.9 billion is due in fiscal 2023, with the remainder due thereafter.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $59 million and $102 million of receivables during fiscal 2022 and 2021, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of April 29, 2022 and April 30, 2021, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of April 29, 2022, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 17 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of one of our reporting units may exceed its fair value. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. During the first quarter of fiscal 2022, we allocated goodwill to our segments and reporting units using a relative fair value approach and as a result, we performed an interim quantitative goodwill impairment test and determined the fair value of each of our reporting units substantially exceeded its carrying amount, therefore, there was no impairment of goodwill. For our annual goodwill impairment test in the fourth quarter of fiscal 2022, we performed a qualitative test which did not result in any goodwill impairment charges. To date, the impacts of the COVID-19 pandemic have not significantly adversely affected the fair value of our reporting units.

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

Interest Rate Risk

Fixed Income Investments — As of April 29, 2022, we had fixed income debt investments of $22 million and certificates of deposit of $71 million. Our fixed income debt investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These fixed income debt investments, which consist primarily of corporate bonds and U.S. Treasury and government debt securities, and our certificates of deposit are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 29, 2022 would have resulted in a decrease in the fair value of our fixed-income securities of less than $1 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of April 29, 2022 we have outstanding $2.7 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 29, 2022, no amounts were outstanding under the credit facility.

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

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward and option contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign currency exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of 12 months or less. See Note 11 – Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements for more information regarding our derivatives and hedging activities.

Item 8. Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

	April 29, 2022	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,112	$4,529
Short-term investments	22	67
Accounts receivable	1,230	945
Inventories	204	114
Other current assets	377	346
Total current assets	5,945	6,001
Property and equipment, net	602	525
Goodwill	2,346	2,039
Other intangible assets, net	142	101
Other non-current assets	991	694
Total assets	$10,026	$9,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$607	$420
Accrued expenses	925	970
Current portion of long-term debt	250	—
Short-term deferred revenue and financed unearned services revenue	2,171	2,062
Total current liabilities	3,953	3,452
Long-term debt	2,386	2,632
Other long-term liabilities	788	650
Long-term deferred revenue and financed unearned services revenue	2,061	1,941
Total liabilities	9,188	8,675

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 5 shares authorized; no shares issued or outstanding as of April 29, 2022 or April 30, 2021	—	—
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 220 and 222 shares issued and outstanding as of April 29, 2022 and April 30, 2021, respectively	760	504
Retained earnings	122	211
Accumulated other comprehensive loss	(44)	(30)
Total stockholders' equity	838	685
Total liabilities and stockholders' equity	$10,026	$9,360

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Revenues:
Product	$3,284	$2,991	$2,995
Services	3,034	2,753	2,417
Net revenues	6,318	5,744	5,412
Cost of revenues:
Cost of product	1,554	1,432	1,368
Cost of services	544	497	421
Total cost of revenues	2,098	1,929	1,789
Gross profit	4,220	3,815	3,623
Operating expenses:
Sales and marketing	1,857	1,744	1,585
Research and development	881	881	847
General and administrative	279	257	263
Restructuring charges	33	42	21
Acquisition-related expense	13	16	—
Gain on sale or derecognition of assets	—	(156)	(38)
Total operating expenses	3,063	2,784	2,678
Income from operations	1,157	1,031	945
Other expense, net	(62)	(69)	(1)
Income before income taxes	1,095	962	944
Provision for income taxes	158	232	125
Net income	$937	$730	$819
Net income per share:
Basic	$4.20	$3.29	$3.56
Diluted	$4.09	$3.23	$3.52
Shares used in net income per share calculations:
Basic	223	222	230
Diluted	229	226	233

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Net income	$937	$730	$819
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17)	15	(8)
Defined benefit obligations:
Defined benefit obligation adjustments	3	(3)	3
Reclassification adjustments related to defined benefit obligations	—	—	(2)
Income tax effect	—	—	1
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(1)	—	22
Reclassification adjustments for gains included in net income	—	—	(14)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding (losses) gains arising during the period	8	(11)	5
Reclassification adjustments for losses (gains) included in net income	(7)	11	(6)
Other comprehensive (loss) income	(14)	12	1
Comprehensive income	$923	$742	$820

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Cash flows from operating activities:
Net income	$937	$730	$819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194	207	193
Non-cash operating lease cost	55	52	51
Stock-based compensation	245	197	153
Deferred income taxes	(144)	(6)	(17)
Gain on sale or derecognition of assets	—	(156)	(38)
Other items, net	(54)	24	1
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(313)	62	238
Inventories	(90)	31	(14)
Other operating assets	(21)	(60)	84
Accounts payable	181	(11)	(117)
Accrued expenses	(111)	134	(177)
Deferred revenue and financed unearned services revenue	384	193	54
Long-term taxes payable	(45)	(57)	(163)
Other operating liabilities	(7)	(7)	(7)
Net cash provided by operating activities	1,211	1,333	1,060
Cash flows from investing activities:
Purchases of investments	(18)	(5)	(13)
Maturities, sales and collections of investments	63	165	1,383
Purchases of property and equipment	(226)	(162)	(124)
Proceeds from sale of properties	—	371	96
Acquisitions of businesses, net of cash acquired	(380)	(350)	(73)
Other investing activities, net	—	2	—
Net cash (used in) provided by investing activities	(561)	21	1,269
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	105	98	102
Payments for taxes related to net share settlement of stock awards	(74)	(42)	(79)
Repurchase of common stock	(600)	(125)	(1,411)
(Repayments of) proceeds from commercial paper notes, original maturities of three months or less, net	—	(420)	172
Issuances of debt, net of issuance costs	—	2,057	111
Repayments and extinguishment of debt	—	(689)	(410)
Dividends paid	(446)	(427)	(439)
Other financing activities, net	(2)	(8)	(6)
Net cash (used in) provided by financing activities	(1,017)	444	(1,960)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49)	71	(34)
Net change in cash, cash equivalents and restricted cash	(416)	1,869	335
Cash, cash equivalents and restricted cash:
Beginning of period	4,535	2,666	2,331
End of period	$4,119	$4,535	$2,666

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 26, 2019	240	$1,133	$—	$(43)	$1,090
Cumulative-effect of adoption of ASC 842	—	—	6	—	6
Net income	—	—	819	—	819
Other comprehensive income	—	—	—	1	1
Issuance of common stock under employee stock award plans, net of taxes	4	23	—	—	23
Repurchase of common stock	(25)	(625)	(786)	—	(1,411)
Stock-based compensation	—	153	—	—	153
Cash dividends declared ($1.92 per common share)	—	(400)	(39)	—	(439)
Balances, April 24, 2020	219	284	—	(42)	242
Net income	—	—	730	—	730
Other comprehensive income	—	—	—	12	12
Issuance of common stock under employee stock award plans, net of taxes	5	56	—	—	56
Repurchase of common stock	(2)	(3)	(122)	—	(125)
Stock-based compensation	—	197	—	—	197
Cash dividends declared ($1.92 per common share)	—	(30)	(397)	—	(427)
Balances, April 30, 2021	222	504	211	(30)	685
Net income	—	—	937	—	937
Other comprehensive loss	—	—	—	(14)	(14)
Issuance of common stock under employee stock award plans, net of taxes	5	31	—	—	31
Repurchase of common stock	(7)	(20)	(580)	—	(600)
Stock-based compensation	—	245	—	—	245
Cash dividends declared ($2.00 per common share)	—	—	(446)	—	(446)
Balances, April 29, 2022	220	$760	$122	$(44)	$838

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

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal year 2022, which ended on April 29, 2022, and fiscal year 2020, which ended on April 24, 2020 were both 52-week years. Fiscal year 2021, ending on April 30, 2021 was a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months and periods of those fiscal years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, including impacts from the COVID-19 pandemic, the anticipated effects of which have been incorporated, as applicable, into management’s estimates as of and for the year ended April 29, 2022.

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

Construction in progress will be depreciated over the estimated useful lives of the respective assets when they are ready for use. We capitalize interest on significant facility assets under construction and on significant software development projects. Interest capitalized during the periods presented was not material.

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

Business Combinations — We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values, with the exception of contract assets and liabilities, which beginning in fiscal 2022, we recognize in accordance with our revenue recognition policy as if we had originally executed the customer contract. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date values of the assets acquired and liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income.

Goodwill and Purchased Intangible Assets — Goodwill is recorded when the consideration paid for an acquisition exceeds the value of net tangible and intangible assets acquired. Purchased intangible assets with finite lives are generally amortized on a straight-line basis over their economic lives of three to five years for developed technology, two to five years for customer contracts/relationships, two to three years for covenants not to compete and two to five years for trademarks and trade names as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. In-process research and development is accounted for as an indefinite lived intangible asset and is assessed for potential impairment annually until development is complete or when events or circumstances indicate that their carrying amounts might be impaired. Upon completion of development, in-process research and development is accounted for as a finite-lived intangible asset.

The carrying value of goodwill is tested for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. For the purpose of impairment testing, we have two reporting units, which are the same as our two reportable segments. We initially conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. The performance of the quantitative impairment test requires comparing the fair value of each reporting unit to its carrying amount, including goodwill. The fair value of each reporting unit is based on a combination of the income approach and the market approach.

Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on discrete forecast periods as well as terminal value determinations, and are derived based on forecasted revenue growth rates and operating margins. These cash flow projections are discounted to arrive at the fair value of each reporting unit. The discount rate used is based on the weighted-average cost of capital of comparable public companies adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit. An impairment exists if the fair value of a reporting unit is lower than its carrying amount. The impairment loss is measured based on the amount by which the carrying amount of the reporting unit exceeds its fair value, with the recognized loss not to exceed the total amount of allocated goodwill. The fair value of each reporting unit has substantially exceeded its carrying amount in all periods presented.

Impairment of Long-Lived Assets — We review the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates that there is an impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) expected future cash flows utilizing a discount rate. Our estimates regarding future anticipated cash flows, the remaining economic life of the products and technologies, or both, may differ materially from actual cash flows and remaining economic life. In that event, impairment charges or shortened useful lives of certain long-lived assets may be required, resulting in charges to our consolidated statements of income when such determinations are made.

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

Our contracts with customers may include hardware systems, software licenses, software support, hardware support, public cloud services and other services. Software support contracts entitle our customers to receive unspecified upgrades and enhancements on a when-and-if-available basis, and patch releases. Hardware support services include contracts for extended warranty and technical support with minimum response times. Other services include professional services and customer education and training services.

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

We determine the transaction price of our contracts with customers based on the consideration to which we will be entitled in exchange for transferring goods or services. Consideration promised may include fixed amounts, variable amounts or both. We sell public cloud services either on a subscription basis or a consumption basis. We sell professional services either on a time and materials basis or under fixed price projects.

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

We typically recognize revenue at a point in time upon the transfer of goods to a customer. Products we transfer at a point in time include our configured hardware systems, OS software licenses, optional add-on software licenses and add-on hardware. Services are typically transferred over time and revenue is recognized based on an appropriate method for measuring our progress toward completion of the performance obligation. Our stand-ready services, including both hardware and software support, are transferred ratably over the period of the contract. Our public cloud services are transferred either 1) for subscription arrangements, ratably over the subscription period or 2) for consumption-based arrangements, as actually consumed by the customer. For other services such as our fixed professional services contracts, we use an input method to determine the percentage of completion. That is, we estimate the effort to date versus the expected effort required over the life of the contract.

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

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed giving effect to the weighted-average number of dilutive potential shares that were outstanding during the period using the treasury stock method. Potential dilutive common shares consist primarily of outstanding stock options, shares to be purchased under our employee stock purchase plan and unvested RSUs.

Treasury Stock — We account for treasury stock under the cost method. Upon the retirement of treasury stock, we allocate the value of treasury shares between common stock, additional paid-in capital and retained earnings.

2. Recent Accounting Pronouncements

In October 2021, the FASB amended certain Topic 805, Business Combinations, guidance to require customer contract assets and liabilities to be recognized consistent with ASC 606 as if the acquiring company had originally executed the acquired company's customer contracts. We early-adopted this guidance in fiscal 2022. The adoption of this update did not have a material impact on our consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements had or will have a material impact on our consolidated financial position, operating results, cash flows or disclosures.

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

4. Business Combinations

Fiscal 2022 Acquisitions

Fylamynt Acquisition

On February 18, 2022, we acquired all the outstanding shares of privately-held NeurOps Inc. (which operated under the name "Fylamynt") for approximately $27 million in cash, of which $22 million was paid at closing. The purchase price includes $5 million related to an indemnity holdback provision, of which $4 million is expected to be paid within 12 months from the acquisition date. Fylamynt is an innovative CloudOps automation technology company that enables customers to build, run, manage and analyze workflows securely in any cloud with little to no code.

The preliminary acquisition-date values of the assets acquired are as follows (in millions):

Amount
Cash	$1
Developed technology	6
Goodwill	20
Total assets acquired	27
Total purchase price	$27

CloudCheckr Acquisition

On November 5, 2021, we acquired all the outstanding shares of privately-held CloudCheckr Inc., (CloudCheckr) for approximately $347 million in cash. CloudCheckr is a leading cloud optimization platform that provides cloud visibility and insights to lower costs, maintain security and compliance, and optimize cloud resources.

The acquisition-date values of the assets acquired and liabilities assumed are as follows (in millions):

Amount
Cash	$2
Intangible assets	76
Goodwill	276
Other assets	6
Total assets acquired	360
Liabilities assumed	(13)
Total purchase price	$347

The components of the intangible assets acquired were as follows (in millions, except useful life):

	Amount	Estimated useful life (years)
Developed technology	$45	5
Customer contracts/relationships	30	5
Trade name	1	3
Total intangible assets	$76

Data Mechanics Acquisition

On June 18, 2021, we acquired all the outstanding shares of privately-held Data Mechanics Inc., a provider of managed platforms for big data processing and cloud analytics headquartered in Paris, France, for approximately $15 million in cash.

The acquisition-date values of the assets acquired and liabilities assumed are as follows (in millions):

Amount
Cash	$1
Developed technology	5
Goodwill	11
Total assets acquired	17
Liabilities assumed	(2)
Total purchase price	$15

The acquired assets and assumed liabilities of Fylamynt, CloudCheckr and Data Mechanics were recorded at their estimated values. We determined the estimated values with the assistance of valuations and appraisals performed by third party specialists and estimates made by management. We expect to realize incremental revenue by offering continuous cost optimization and managed services from our existing capabilities to help customers improve their cloud resources and realize the benefits of cloud faster and at scale. We also anticipate opportunities for growth through the ability to leverage additional future products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of their identifiable net assets acquired, and as a result, we have recorded goodwill in connection with these acquisitions. The goodwill is not deductible for income tax purposes.

The results of operations related to the acquisitions of Fylamynt, CloudCheckr and Data Mechanics have been included in our consolidated statements of income from their respective acquisition dates. Pro forma results of operations have not been presented because the impact from these acquisitions was not material to our consolidated results of operations.

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

The results of operations related to the acquisition of both Spot and Cloud Jumper have been included in our consolidated statements of income from their respective acquisition dates. Pro forma results of operations have not been presented because the impact from these acquisitions would not have been material to our consolidated results of operations.

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

The acquisition date fair values of the assets acquired and liabilities assumed are as follows (in millions):

Amount
Cash	$2
Developed technology intangible asset	26
Goodwill	30
Total assets acquired	58
Liabilities assumed	(5)
Total purchase price	$53

5. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 24, 2020	$1,778
Additions	261
Balance as of April 30, 2021	2,039
Additions	307
Balance as of April 29, 2022	$2,346

Beginning with the first quarter of fiscal 2022, the Company has two reportable segments: Hybrid Cloud and Public Cloud. As a result, goodwill was allocated to the segments using a relative fair value approach. Goodwill additions of $307 million related to the acquisitions of Fylamynt, CloudCheckr and Data Mechanics have been allocated to our Public Cloud segment.

Goodwill by reportable segment as of April 29, 2022 is as follows (in millions):

Amount
Hybrid Cloud	$1,714
Public Cloud	632
Total goodwill	$2,346

As a result of the realignment, the Company performed an interim quantitative goodwill impairment test for its reporting units as of July 30, 2021, which did not result in any goodwill impairment charges.

Purchased intangible assets, net are summarized below (in millions):

	April 29, 2022			April 30, 2021
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$157	$(65)	$92	$215	$(147)	$68
Customer contracts/relationships	68	(20)	48	38	(8)	30
Other purchased intangibles	4	(2)	2	3	—	3
Total purchased intangible assets	$229	$(87)	$142	$256	$(155)	$101

During fiscal 2022, we retired approximately $114 million of fully amortized developed technology intangible assets.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statements of
	April 29, 2022	April 30, 2021	April 24, 2020	Income Classifications
Developed technology	$33	$41	$39	Cost of revenues
Customer contracts/relationships	11	8	—	Operating expenses
Other purchased intangibles	2	—	—	Operating expenses
Total	$46	$49	$39

As of April 29, 2022, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2023	$47
2024	36
2025	33
2026	18
2027	8
Total	$142

6. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our consolidated statements of cash flows:

	April 29, 2022	April 30, 2021
Cash and cash equivalents	$4,112	$4,529
Restricted cash	7	6
Cash, cash equivalents and restricted cash	$4,119	$4,535

Inventories (in millions):

	April 29, 2022	April 30, 2021
Purchased components	$131	$22
Finished goods	73	92
Inventories	$204	$114

Property and equipment, net (in millions):

	April 29, 2022	April 30, 2021
Land	$46	$46
Buildings and improvements	353	356
Leasehold improvements	92	83
Computer, production, engineering and other equipment	904	869
Computer software	316	305
Furniture and fixtures	76	93
Construction-in-progress	65	46
	1,852	1,798
Accumulated depreciation and amortization	(1,250)	(1,273)
Property and equipment, net	$602	$525

In April 2021, we sold our corporate headquarters located in Sunnyvale, California, consisting primarily of land, buildings and improvements, for cash proceeds of $365 million. The assets sold had a net book value totaling $210 million. To facilitate an orderly transition to a new location, we executed short-term lease agreements with the buyer to lease back these properties. The agreed lease payments were below market rates and as a result we recognized an asset of $7 million for the difference between the fair value of the leases and the agreed lease payments. The cash proceeds, less direct selling costs, plus the fair value of the below-market leases, resulted in a net gain on the sale of these properties of $156 million.

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Depreciation and amortization expense	$148	$158	$154

Other non-current assets (in millions):

	April 29, 2022	April 30, 2021
Deferred tax assets	$362	$219
Operating lease ROU assets	294	114
Other assets	335	361
Other non-current assets	$991	$694

Other non-current assets as of April 29, 2022 and April 30, 2021 include $73 million and $71 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies. Our sales to LNTL are conducted on terms equivalent to those prevailing in an arm’s length transaction.

Accrued expenses (in millions):

	April 29, 2022	April 30, 2021
Accrued compensation and benefits	$462	$505
Product warranty liabilities	17	21
Operating lease liabilities	47	49
Other current liabilities	399	395
Accrued expenses	$925	$970

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

The following tables summarize the activity related to product warranty liabilities and their balances as reported in our consolidated balance sheets (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Balance at beginning of period	$32	$41	$40
Expense accrued during the period	13	13	26
Warranty costs incurred	(19)	(22)	(25)
Balance at end of period	$26	$32	$41

	April 29, 2022	April 30, 2021
Accrued expenses	$17	$21
Other long-term liabilities	9	11
Total warranty liabilities	$26	$32

Warranty expense recognized during the period includes amounts accrued for systems at the time of shipment, adjustments for changes in estimated costs for warranties on systems shipped in the period and changes in estimated costs for warranties on systems shipped in prior periods.

Other long-term liabilities (in millions):

	April 29, 2022	April 30, 2021
Liability for uncertain tax positions	$131	$127
Income taxes payable	303	351
Product warranty liabilities	9	11
Operating lease liabilities	257	71
Other liabilities	88	90
Other long-term liabilities	$788	$650

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our consolidated balance sheets (in millions):

	April 29, 2022	April 30, 2021
Deferred product revenue	$31	$59
Deferred services revenue	4,140	3,873
Financed unearned services revenue	61	71
Total	$4,232	$4,003

Reported as:
Short-term	$2,171	$2,062
Long-term	2,061	1,941
Total	$4,232	$4,003

Deferred product revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria. Deferred services revenue represents customer payments made in advance for services, which include software and hardware support contracts, certain public cloud services and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 17 – Commitments and Contingencies for additional information related to these arrangements.

During the years ended April 29, 2022 and April 30, 2021, we recognized revenue of $2,062 million and $1,894 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of April 29, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied approximated our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 51% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 23% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our consolidated balance sheets (in millions):

	April 29, 2022	April 30, 2021
Other current assets	$80	$86
Other non-current assets	117	111
Total deferred commissions	$197	$197

During the years ended April 29, 2022 and April 30, 2021, we recognized amortization expense from deferred commissions of $146 million and $101 million, respectively, and there were no impairment charges recognized.

Other expense, net (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Interest income	$7	$9	$48
Interest expense	(73)	(74)	(55)
Other, net	4	(4)	6
Other expense, net	$(62)	$(69)	$(1)

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 9 – Leases. Non-cash investing and other supplemental cash flow information are presented below:

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$22	$15	$15
Indemnity holdback related to business combination	$5	$—	$—
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$398	$338	$276
Interest paid	$67	$57	$50

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

Investments

The following is a summary of our investments at their cost or amortized cost for the years ended April 29, 2022 and April 30, 2021 (in millions):

	April 29, 2022	April 30, 2021
Corporate bonds	$9	$58
U.S. Treasury and government debt securities	13	8
Certificates of deposit	71	61
Mutual funds	36	40
Total debt and equity securities	$129	$167

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of April 29, 2022, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 29, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$4,041	$4,041	$—
Corporate bonds	9	—	9
U.S. Treasury and government debt securities	13	13	—
Certificates of deposit	71	—	71
Total cash, cash equivalents and short-term investments	$4,134	$4,054	$80
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$30	$30	$—
Foreign currency exchange contracts assets (1)	$2	$—	$2
Foreign currency exchange contracts liabilities (3)	$(29)	$—	$(29)

	April 30, 2021
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$4,468	$4,468	$—
Corporate bonds	59	—	59
U.S. Treasury and government debt securities	8	4	4
Certificates of deposit	61	—	61
Total cash, cash equivalents and short-term investments	$4,596	$4,472	$124
Other items:
Mutual funds (1)	$8	$8	$—
Mutual funds (2)	$32	$32	$—
Foreign currency exchange contracts assets (1)	$9	$—	$9
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

(1)
Reported as other current assets in the consolidated balance sheets
(2)
Reported as other non-current assets in the consolidated balance sheets
(3)
Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of April 29, 2022 and April 30, 2021, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of April 29, 2022 and April 30, 2021, the fair value of our long-term debt was approximately $2,491 million and $2,736 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	April 29, 2022	April 30, 2021
3.25% Senior Notes Due December 2022	3.43%	$250	$250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,650	2,650
Unamortized discount and issuance costs		(14)	(18)
Total senior notes		2,636	2,632
Less: Current portion of long-term debt		(250)	—
Total long-term debt		$2,386	$2,632

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 29, 2022, we were in compliance with all covenants associated with the Senior Notes.

As of April 29, 2022, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2023	$250
2024	—
2025	400
2026	750
Thereafter	1,250
Total	$2,650

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of April 29, 2022 or April 30, 2021. During fiscal year 2021, we received proceeds of $75 million from the issuance, and made repayments of $176 million for the settlement, of commercial paper notes with original maturities greater than three months.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in January 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 29, 2022, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

9. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of April 29, 2022, have remaining lease terms not exceeding 20 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of April 29, 2022, have remaining lease terms not exceeding 4 years. As of April 29, 2022, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

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

The components of lease cost related to our operating leases were as follows (in millions):

	Year Ended
	April 29, 2022	April 30, 2021
Operating lease cost	$61	$55
Variable lease cost	15	11
Total lease cost	$76	$66

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Year Ended
	April 29, 2022	April 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$56	$57
Right-of-use assets obtained in exchange for new operating lease obligations	$236	$31

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	April 29, 2022	April 30, 2021
Other non-current assets	$294	$114
Total operating lease ROU assets	$294	$114

Accrued expenses	$47	$49
Other long-term liabilities	257	71
Total operating lease liabilities	$304	$120

Weighted Average Remaining Lease Term	9.6 years	3.4 years

Weighted Average Discount Rate	2.8%	2.9%

Future minimum operating lease payments as of April 29, 2022 are as follows (in millions):

Fiscal Year	Amount
2023	$54
2024	46
2025	38
2026	33
2027	29
Thereafter	152
Total lease payments	352
Less: Interest	(48)
Total	$304

10. Stockholders’ Equity

Equity Incentive Programs

The 2021 Plan — The 2021 Equity Incentive Plan (the 2021 Plan) was adopted by our Board of Directors and approved by the stockholders on September 10, 2021. The 2021 Plan replaced the 1999 Stock Option Plan (the 1999 Plan), and the 1999 Plan terminated effective as of September 11, 2021, except that the 1999 Plan will continue to govern awards outstanding thereunder as of the date of such plan’s termination and such awards will continue in force and effect until terminated pursuant to their terms. The 2021

Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to our employees, directors, and consultants.

Under the 2021 Plan, the Board of Directors may grant to employees, nonemployee directors, consultants and independent advisors options to purchase shares of our common stock during their period of service. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. The 2021 Plan prohibits the repricing of any outstanding stock option or stock appreciation right after it has been granted or to cancel any outstanding stock option or stock appreciation right and immediately replace it with a new stock option or stock appreciation right with a lower exercise price unless approved by stockholders. RSUs granted under the 2021 Plan include time-based RSUs that generally vest over a four-year period with 25% vesting on the first anniversary of the grant date and 6.25% vesting quarterly thereafter. The Compensation Committee of the Board of Directors (the Compensation Committee) has the discretion to use different vesting schedules. In addition, performance-based RSUs may be granted under the Plan and are subject to performance criteria and vesting terms specified by the Compensation Committee.

As of April 29, 2022, 8 million shares were available for grant under the Plan.

Stock Options

Less than 1 million stock options were outstanding as of April 29, 2022 and April 30, 2021.

Additional information related to our stock options is summarized below (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Intrinsic value of exercises	$14	$11	$5
Proceeds received from exercises	$1	$8	$4
Fair value of options vested	$5	$5	$1

Restricted Stock Units

In fiscal 2022, 2021 and 2020, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate one, two or three year performance period, which began on the date specified in the grant agreement and typically ends on the last day of the first, second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle most of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For most of the PBRSUs granted in fiscal 2022 and fiscal 2021 and half of the PBRSUs granted in fiscal 2020, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. For the remaining PBRSUs granted in fiscal 2020, the number of shares issued depended upon our achievement against a cumulative Adjusted Operating Income (AOI) target, as defined in the grant agreements, for the three-year periods from fiscal 2020 through 2022. The fair values of these AOI PBRSUs were established consistent with our methodology for valuing time-based RSUs, while compensation cost was recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of all PBRSUs granted in fiscal 2022, 2021 and 2020 was $59 million, $27 million and $18 million, respectively, and these amounts are being recognized to expense over the shorter of the remaining applicable performance or service periods.

As of April 29, 2022, April 30, 2021 and April 24, 2020, there were approximately 1 million PBRSUs outstanding.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 26, 2019	8	$45.68
Granted	4	$51.39
Vested	(4)	$38.87
Forfeited	(1)	$48.30
Outstanding as of April 24, 2020	7	$51.40
Granted	6	$42.46
Vested	(3)	$44.74
Forfeited	(1)	$51.20
Outstanding as of April 30, 2021	9	$47.75
Granted	5	$80.40
Vested	(3)	$48.91
Forfeited	(1)	$57.46
Outstanding as of April 29, 2022	10	$64.09

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Shares withheld for taxes	1	1	1
Fair value of shares withheld	$74	$42	$79

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 10, 2021, the ESPP was amended to increase the shares reserved for issuance by 3 million shares of common stock. As of April 29, 2022, 5 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Shares issued under the ESPP	3	2	2
Proceeds from issuance of shares	$104	$90	$98

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of income as follows (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Cost of product revenues	$4	$4	$3
Cost of hardware support and other services revenues	13	10	10
Sales and marketing	115	92	66
Research and development	75	64	53
General and administrative	38	27	21
Total stock-based compensation expense	$245	$197	$153

As of April 29, 2022, total unrecognized compensation expense related to our equity awards was $475 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.2 years.

Valuation Assumptions

The valuation of RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
RSUs:
Risk-free interest rate	0.5%	0.2%	1.7%
Expected dividend yield	2.4%	4.4%	2.9%
Weighted-average fair value per share granted	$80.40	$42.46	$51.39

ESPP:
Expected term in years	1.2	1.2	1.2
Risk-free interest rate	0.2%	0.2%	2.0%
Expected volatility	37%	47%	33%
Expected dividend yield	2.4%	4.4%	3.1%
Weighted-average fair value per right granted	$24.75	$10.08	$10.15

Stock Repurchase Program

As of April 29, 2022, our Board of Directors has authorized the repurchase of up to $15.1 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. In March 2020, we suspended our repurchases under the program due to the economic impact of the COVID-19 pandemic. We reinitiated our stock repurchase program during the third quarter of fiscal year 2021.

The following table summarizes activity related to this program (in millions, except per share amounts):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Number of shares repurchased	7	2	25
Average price per share	$84.49	$67.61	$56.34
Stock repurchases allocated to additional paid-in capital	$20	$3	$625
Stock repurchases allocated to retained earnings	$580	$122	$786
Remaining authorization at end of period	$1,252	$352	$477

Since the May 13, 2003 inception of our stock repurchase program through April 29, 2022, we repurchased a total of 347 million shares of our common stock at an average price of $39.95 per share, for an aggregate purchase price of $13.9 billion.

Preferred Stock

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our fiscal 2022, 2021 and 2020 activities related to dividends on our common stock (in millions, except per share amounts).

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Dividends per share declared	$2.00	$1.92	$1.92
Dividend payments allocated to additional paid-in capital	$—	$30	$400
Dividend payments allocated to retained earnings	$446	$397	$39

On May 27, 2022, we declared a cash dividend of $0.50 per share of common stock, payable on July 27, 2022 to shareholders of record as of the close of business on July 8, 2022. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of April 26, 2019	$(34)	$(3)	$(7)	$1	$(43)
OCI before reclassifications, net of tax	(8)	3	22	5	22
Amounts reclassified from AOCI, net of tax	—	(1)	(14)	(6)	(21)
Total OCI	(8)	2	8	(1)	1
Balance as of April 24, 2020	(42)	(1)	1	—	(42)
OCI before reclassifications, net of tax	15	(3)	—	(11)	1
Amounts reclassified from AOCI, net of tax	—	—	—	11	11
Total OCI	15	(3)	—	—	12
Balance as of April 30, 2021	(27)	(4)	1	—	(30)
OCI before reclassifications, net of tax	(17)	3	(1)	8	(7)
Amounts reclassified from AOCI, net of tax	—	—	—	(7)	(7)
Total OCI	(17)	3	(1)	1	(14)
Balance as of April 29, 2022	$(44)	$(1)	$—	$1	$(44)

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended			Statements of Income
	April 29, 2022	April 30, 2021	April 24, 2020	Classification
Recognized gains on defined benefit obligations	$—	$—	$(2)	Operating expenses
Realized gains on available-for-sale securities	—	—	(14)	Other expense, net
Realized losses (gains) on cash flow hedges	(7)	11	(6)	Net revenues
Total reclassifications	$(7)	$11	$(22)

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 29, 2022 or April 30, 2021. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 29, 2022	April 30, 2021
Cash Flow Hedges
Forward contracts purchased	$78	$167
Balance Sheet Contracts
Forward contracts sold	$841	$497
Forward contracts purchased	$129	$117

The effect of cash flow hedges recognized in net revenues is presented in the consolidated statements of comprehensive income and Note 10 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other expense, net on our consolidated statements of income was as follows (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$(91)	$20	$—

12. Restructuring Charges

In the fourth quarter of fiscal 2022, we initiated the establishment of an international headquarters in Cork, Ireland, and incurred restructuring charges consisting primarily of legal and tax-related consulting fees. Activities under this plan, for which we expect to incur additional charges, will continue in fiscal 2023.

In the first quarter of fiscal 2022, we executed a restructuring plan to reduce the amount of office space we occupy as we allow more employees to continue to work remotely. In connection with the plan, we also reduced our global workforce by approximately 1%. Charges related to the plan consisted primarily of office relocation costs, lease termination fees, and employee severance related costs. Substantially all activities under the plan have been completed.

Management has previously approved several restructuring actions in fiscal 2021 and fiscal 2020, under which we reduced our global workforce by approximately 6% and 2%, respectively. Charges related to these restructuring plans consisted primarily of employee severance-related costs. Substantially all activities under these plans were completed as of the end of fiscal 2021.

Activities related to our restructuring plans are summarized as follows (in millions):

Total
Balance as of April 26, 2019	$19
Net charges	21
Cash payments	(35)
Other	(4)
Balance as of April 24, 2020	1
Net charges	42
Cash payments	(42)
Balance as of April 30, 2021	1
Net charges	33
Cash payments	(31)
Balance as of April 29, 2022	$3

Liabilities for our restructuring activities are included in accrued expenses in our consolidated balance sheets.

13. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Domestic	$546	$433	$379
Foreign	549	529	565
Total	$1,095	$962	$944

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Current:
Federal	$187	$82	$83
State	55	22	9
Foreign	60	134	50
Total current	302	238	142
Deferred:
Federal	(125)	6	(26)
State	(27)	2	(6)
Foreign	8	(14)	15
Total deferred	(144)	(6)	(17)
Provision for income taxes	$158	$232	$125

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Tax computed at federal statutory rate	$230	$202	$198
State income taxes, net of federal benefit	15	23	10
Foreign earnings in lower tax jurisdictions	(46)	(26)	(40)
Stock-based compensation	(8)	6	(4)
Research and development credits	(18)	(13)	(16)
Benefit for foreign derived intangible income	(49)	(2)	(4)
Global minimum tax on intangible income	1	19	32
Transition tax and related reserves	1	1	15
Tax charge from integration of acquired companies	23	35	—
Resolution of income tax matters (1)	(3)	(6)	(61)
Other	12	(7)	(5)
Provision for income taxes	$158	$232	$125

(1)
During fiscal 2022, we recognized a tax benefit related to the lapse of statute of limitations for certain issues in our fiscal 2012 and 2013 state income tax returns. During fiscal 2021, we recognized a tax benefit related to the lapse of statutes of limitations for certain issues on our fiscal 2016 and 2017 federal income tax returns. During fiscal 2020, we recognized a tax benefit related to the lapse of statutes of limitations on our fiscal 2014 and 2015 federal income tax returns.

The components of our deferred tax assets and liabilities are as follows (in millions):

	April 29, 2022	April 30, 2021
Deferred tax assets:
Reserves and accruals	$267	$65
Net operating loss and credit carryforwards	121	115
Stock-based compensation	23	18
Deferred revenue and financed unearned services revenue	235	226
Other	6	20
Gross deferred tax assets	652	444
Valuation allowance	(111)	(107)
Deferred tax assets, net of valuation allowance	541	337
Deferred tax liabilities:
Prepaids and accruals	108	51
Acquired intangibles	48	28
Property and equipment	39	31
Other	7	24
Total deferred tax liabilities	202	134
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$339	$203

The valuation allowance increased by $4 million in fiscal 2022. The increase is mainly attributable to corresponding changes in deferred tax assets, primarily certain state tax credit carryforwards.

As of April 29, 2022, we have federal net operating loss carryforwards of approximately $10 million. In addition, we have gross state net operating loss and tax credit carryforwards of $33 million and $133 million, respectively. The majority of the state credit carryforwards are California research credits which are offset by a valuation allowance as we believe it is more likely than not that these credits will not be utilized. We also have $4 million of foreign net operating losses, and $29 million of foreign tax credit carryforwards where the majority is generated by our Dutch subsidiary which are fully offset by a valuation allowance. Certain acquired net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The state and foreign net operating loss carryforwards and credits will expire in various years from fiscal 2023 through 2042. The federal net operating loss carryforwards, the California research credit and the Dutch foreign tax credit carryforwards do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Balance at beginning of period	$221	$211	$296
Additions based on tax positions related to the current year	11	7	5
Additions for tax positions of prior years	—	11	1
Decreases for tax positions of prior years	(2)	—	(10)
Settlements	(10)	(8)	(81)
Balance at end of period	$220	$221	$211

As of April 29, 2022, we had $220 million of gross unrecognized tax benefits, of which $131 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $130 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We recognized expense for increases to accrued interest and penalties related to unrecognized tax benefits in the income tax provision of approximately $4 million in fiscal 2022 and $1 million in fiscal 2021, and we recognized a benefit of $8 million in fiscal 2020. Accrued interest and penalties of $15 million and $11 million were recorded in the consolidated balance sheets as of April 29, 2022 and April 30, 2021, respectively.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 29, 2022

2016 — 2022	United States — federal income tax
2018 — 2022	United States — state and local income tax
2020 — 2022	Australia
2015 — 2022	Germany
2007 — 2022	India
2017 — 2022	The Netherlands
2016 — 2022	Canada

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

As of April 29, 2022, we continue to record a deferred tax liability related to state taxes on unremitted earnings of certain foreign entities. We estimate the unrecognized deferred tax liability related to the earnings we expect to be indefinitely reinvested to be immaterial. We will continue to monitor our plans to indefinitely reinvest undistributed earnings of foreign subsidiaries and will assess the related unrecognized deferred tax liability considering our ongoing projected global cash requirements, tax consequences associated with repatriation and any U.S. or foreign government programs designed to influence remittances.

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Numerator:
Net income	$937	$730	$819
Denominator:
Shares used in basic computation	223	222	230
Dilutive impact of employee equity award plans	6	4	3
Shares used in diluted computation	229	226	233
Net Income per Share:
Basic	$4.20	$3.29	$3.56
Diluted	$4.09	$3.23	$3.52

While no potential shares from outstanding employee awards were excluded from the diluted net income per share calculation for fiscal 2022, four million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for each of fiscal 2021 and 2020, as their inclusion would have been anti-dilutive.

15. Segment, Geographic, and Significant Customer Information

Effective July 30, 2021, our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, realigned internal reporting and began using financial information for components of our business, organized based on category of product/solution, to evaluate performance and allocate resources. This resulted in the creation of two operating segments and two reportable segments for financial reporting purposes: Hybrid Cloud and Public Cloud. The CODM measures performance of each segment based on segment revenue and segment gross profit. We do not allocate to our segments certain cost of revenues which we manage at the corporate level. These unallocated costs include stock-based compensation and amortization of intangible assets. We do not allocate assets to our segments.

Hybrid Cloud offers a portfolio of storage and infrastructure solutions that help customers recast their data centers with the power of cloud. This portfolio is designed to operate with public clouds to unlock the potential of hybrid, multi-cloud operations. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage and data services, and cloud operations services. Public Cloud includes certain reseller arrangements in which the timing of our consideration follows the end user consumption of the reseller services.

Financial information for the prior periods have been updated to conform to the current year presentation of two segments.

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Year Ended April 29, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$3,284	$—	$3,284
Support revenues	2,344	—	2,344
Professional and other services revenues	294	—	294
Public cloud revenues	—	396	396
Net revenues	5,922	396	6,318
Cost of product revenues	1,541	—	1,541
Cost of support revenues	184	—	184
Cost of professional and other services revenues	205	—	205
Cost of public cloud revenues	—	118	118
Segment cost of revenues	1,930	118	2,048
Segment gross profit	$3,992	$278	$4,270
Segment gross margin	67.4%	70.2%	67.6%
Unallocated cost of revenues[1]			50
Total gross profit			$4,220
Total gross margin			66.8%
[1] Unallocated cost of revenues are composed of $17 million of stock-based compensation expense and $33 million of amortization of intangible assets.

	Year Ended April 30, 2021
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,991	$—	$2,991
Support revenues	2,277	—	2,277
Professional and other services revenues	277	—	277
Public cloud revenues	—	199	199
Net revenues	5,545	199	5,744
Cost of product revenues	1,402	—	1,402
Cost of support revenues	201	—	201
Cost of professional and other services revenues	206	—	206
Cost of public cloud revenues	—	65	65
Segment cost of revenues	1,809	65	1,874
Segment gross profit	$3,736	$134	$3,870
Segment gross margin	67.4%	67.3%	67.4%
Unallocated cost of revenues[1]			55
Total gross profit			$3,815
Total gross margin			66.4%
[1] Unallocated cost of revenues are composed of $14 million of stock-based compensation expense and $41 million of amortization of intangible assets.

	Year Ended April 24, 2020
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,995	$—	$2,995
Support revenues	2,114	—	2,114
Professional and other services revenues	241	—	241
Public cloud revenues	—	62	62
Net revenues	5,350	62	5,412
Cost of product revenues	1,326	—	1,326
Cost of support revenues	188	—	188
Cost of professional and other services revenues	188	—	188
Cost of public cloud revenues	—	35	35
Segment cost of revenues	1,702	35	1,737
Segment gross profit	$3,648	$27	$3,675
Segment gross margin	68.2%	43.5%	67.9%
Unallocated cost of revenues[1]			52
Total gross profit			$3,623
Total gross margin			66.9%
[1] Unallocated cost of revenues are composed of $13 million of stock-based compensation expense and $39 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
United States, Canada and Latin America (Americas)	$3,460	$3,097	$2,863
Europe, Middle East and Africa (EMEA)	1,979	1,775	1,742
Asia Pacific (APAC)	879	872	807
Net revenues	$6,318	$5,744	$5,412

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $3,041 million, $2,784 million and $2,584 million during fiscal 2022, 2021 and 2020, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 29, 2022	April 30, 2021
U.S.	$1,820	$2,098
International	2,314	2,498
Total	$4,134	$4,596

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 29, 2022	April 30, 2021
U.S.	$392	$340
International	210	185
Total	$602	$525

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
Arrow Electronics, Inc.	24%	24%	25%
Tech Data Corporation	21%	20%	21%

The following customers accounted for 10% or more of accounts receivable:

	April 29, 2022	April 30, 2021
Arrow Electronics, Inc.	10%	10%
Tech Data Corporation	19%	21%

16. Employee Benefits and Deferred Compensation

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

	Year Ended
	April 29, 2022	April 30, 2021	April 24, 2020
401(k) matching contributions	$31	$29	$29

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

	April 29, 2022	April 30, 2021
Deferred compensation plan assets	$36	$40
Deferred compensation liabilities reported as:
Accrued expenses	$6	$8
Other long-term liabilities	$30	$32

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

The funded status of our defined benefit plans, which is recognized in other long-term liabilities in our consolidated balance sheets, was as follows (in millions):

	April 29, 2022	April 30, 2021
Fair value of plan assets	$39	$38
Benefit obligations	(69)	(72)
Unfunded obligations	$(30)	$(34)

17. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of April 29, 2022, we had $894 million in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 29, 2022 and April 30, 2021, such liability amounted to $18 million and $15 million, respectively, and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of April 29, 2022, we had $296 million in other purchase obligations.

Of the total $1.2 billion in purchase commitments, $0.9 billion is due in fiscal 2023, with the remainder due thereafter.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $59 million, $102 million and $59 million of receivables during fiscal 2022, 2021 and 2020, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of April 29, 2022 and April 30, 2021, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 29, 2022, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

On August 14, 2019, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming as defendants NetApp and certain of our executive officers. The complaint alleges that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, by making materially false or misleading statements with respect to our financial guidance for fiscal 2020, as provided on May 22, 2019. Members of the alleged class are purchasers of the Company’s stock between May 22, 2019 and August 1, 2019, the date we provided revised financial guidance for fiscal 2020. The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of the revised guidance on August 1, 2019. The defendants' Motion to Dismiss was granted and on February 26, 2021 and the judge entered judgment in favor of NetApp and the other defendants. On March 26, 2021, plaintiffs filed a notice of appeal. The parties subsequently engaged in settlement discussions, and on July 30, 2021 entered into a Memorandum of Understanding (MOU) providing for the settlement of the class action. Pursuant to the terms of the MOU, NetApp has agreed to pay approximately $2.0 million in connection with the settlement, and this amount was accrued during the three months ended July 30, 2021. The parties subsequently executed a stipulation of settlement, which contains no admission of liability, wrongdoing or responsibility by any of the parties, and which provides that the class action will be dismissed with prejudice, with mutual releases by all parties, upon final court approval. On September 24, 2021, plaintiff filed an unopposed motion seeking court approval of the settlement. On May 2, 2022, the court preliminarily approved the settlement, subject to further consideration at a final approval hearing, which is scheduled to be held on September 1, 2022. The court’s approval of settlement will remain preliminary pending the outcome of the final approval hearing.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of April 29, 2022 related to such matters.

18. Subsequent Event

On May 20, 2022, we acquired all the outstanding shares of privately-held Instaclustr, Inc., a leading platform provider of fully managed open-source database, pipeline and workflow applications delivered as a service. We are in the process of completing the allocation of approximately $500 million of cash purchase price among the assets acquired and liabilities assumed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of NetApp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (the "Company") as of April 29, 2022 and April 30, 2021, the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity, for each of the three years in the period ended April 29, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 29, 2022 and April 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue — Refer to Notes 1, 6 and 15 to the financial statements

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 15, 2022

We have served as the Company's auditor since 1995.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of NetApp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the "Company") as of April 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 29, 2022, of the Company and our report dated June 15, 2022, expressed an unqualified opinion on those financial statements.

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

June 15, 2022

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

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 29, 2022, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 29, 2022, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 29, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 29, 2022. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2022 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2022 Annual Meeting of Stockholders.

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

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is as follows:

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	September 13, 2021

3.2	Bylaws of the Company.	8-K	000-27130	3.2	September 13, 2021

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	December 12, 2012

4.2	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	December 12, 2012

4.3	Third Supplemental Indenture dated September 29, 2017 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	September 29, 2017

4.4	Fourth Supplemental Indenture, dated June 22, 2020, by and between NetApp, Inc. and U.S. Bank National Association.	8-K	000-27130	4.2	June 22, 2020

4.5	Description of Capital Stock of the Company.	—	—	—	—

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	10-Q	000-27130	10.1	August 28, 2014

10.2*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	May 22, 2019

10.3*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective June 20, 2018.	10-Q	000-27130	10.1	August 21, 2018

10.4*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.5*	The Company’s Employee stock Purchase Plan, as amended effective July 19, 2021.	DEF 14A	000-27130	Appendix B	July 30, 2021

10.6*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 19, 2018.	DEF 14A	000-27130	Appendix A	August 1, 2018

10.7*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).	10-Q	000-27130	10.4	November 26, 2013

10.8*	Form of Restricted Stock Unit Agreement (Employees) approved for use under the Company’s 1999 Stock option Plan, effective June 2019.	10-K	000-27130	10.14	June 15, 2020

10.9*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).	10-K	000-27130	10.29	July 8, 2005

10.10*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).	10-K	000-27130	10.28	July 8, 2005

10.11*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.12*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.2	February 11, 2019

10.13*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.19	June 15, 2020

10.14*	Form of Restricted Stock Unit Agreement (Performance Based) under the NetApp, Inc. 1999 Stock Option Plan.	8-K	000-27130	10.1	June 26, 2015

10.15*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.2	August 21, 2018

10.16*	Form of Restricted Stock Unit Agreement (Performance-Based) – Adjusted Operating Income approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.3	August 21, 2018

10.17*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.23	June 15, 2020

10.18*	Form of Restricted Stock Unit Agreement (Performance-Based) – Adjusted Operating Income approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.24	June 15, 2020

10.19*	SolidFire, Inc. 2010 Stock Incentive Plan.	S-8	333-209570	99.1	February 17, 2016

10.20*	Spotinst Inc. 2016 Equity Incentive Plan.	S-8	333-248480	99.1	August 28, 2020

10.21*	The Company's 2021 Equity Incentive Plan, effective September 10, 2021.	DEF 14A	000-27130	Appendix A	July 30, 2021

10.22*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Employee), effective September 10, 2021.	10-Q	000-27130	10.1	December 2, 2021

10.23*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Senior Executive), effective September 10, 2021.	10-Q	000-27130	10.2	December 2, 2021

10.24*	Form of Restricted Stock Unit Agreement (Performance Based) under the Company's 2021 Equity Incentive Plan, effective September 10, 2021.	10-Q	000-27130	10.3	December 2, 2021

10.25*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Non-Employee Director), effective November 1, 2021.	10-Q	000-27130	10.1	March 2, 2022

10.26*	Plexistor Ltd. Amended and Restated Global Share Incentive Plan (2014).	S-8	333-219061	99.1	June 29, 2017

10.27*	Greenqloud ehf. 2017 Equity Incentive Plan.	S-8	333-220230	99.1	August 29, 2017

10.28*	Cognigo Research Ltd. Amended and Restated Global Share Incentive Plan (2016).	S-8	333-232187	99.1	June 18, 2019

10.29*	CloudCheckr Inc. Amended and Restated 2017 Stock Option and Grant Plan.	S-8	333-261465	99.1	December 2, 2021

10.30*	Outside Director Compensation Policy, effective November 1, 2021.	10-Q	000-27130	10.2	March 2, 2022

10.31	NetApp, Inc. Executive Retiree Health Plan, as amended and restated.	8-K	000-27130	10.1	November 21, 2016

10.32	Amended and Restated Credit Agreement, dated as of January 22, 2021, by and among the NetApp, Inc,, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	000-27130	10.1	January 22, 2021

10.33	Amended No.1 to Amended and Restated Credit Agreement, dated as of November 17, 2021, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	000-27130	10.3	March 2, 2022

10.34	Form of Dealer Agreement between the Company, as issuer, and each Dealer.	8-K	000-27130	10.2	December 12, 2016

10.35	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 9, 2016 by and between the Company and Google Inc.	10-K	000-27130	10.41	June 22, 2016

10.36	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 11, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.42	June 22, 2016

10.37	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of April 8, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.43	June 22, 2016

10.38	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of September 11, 2017 by and between the Company and Google Inc.	10-Q	000-27130	10.2	November 29, 2017

10.39	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 2, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	November 29, 2017

10.40	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 25, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	November 29, 2017

10.41	Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 31, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.1	February 22, 2018

10.42	Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 2, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.2	February 22, 2018

10.43	Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 8, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	February 22, 2018

10.44	Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 10, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	February 22, 2018

10.45	Seventh Amendment to the Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 15, 2019 by and between the Company and Google LLC.	10-K	000-27130	10.54	June 18, 2019
10.46	Separation Agreement dated May 28, 2020 by and between the Company and Henri Richard.	10-K	000-27130	10.57	June 15, 2020

10.47	Offer Letter for employment at the Company to César Cernuda, date March 23, 2020.	10-K	000-27130	10.58	June 15, 2020

10.48	Senior Executive Employment Contract by and between NetApp Sales Spain S.L., a subsidiary of the Company, and Cesar Cernuda, effective January 1, 2021	10-Q	000-27130	10.1	January 29, 2021

10.49	Offer Letter for employment at the Company to Michael J. Berry, dated January 30, 2020.	10-Q	000-27130	10.1	August 28, 2020

10.50	Underwriting Agreement, dated June 17, 2020, by and among the Company, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC.	8-K	000-27130	1.1	June 17, 2020

21.1	Subsidiaries of the Company.	—	—	—	—
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Identifies management plan or compensatory plan or arrangement.

(p) Identifies paper format filed exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETAPP, INC.

By:	/s/ GEORGE KURIAN
George Kurian
Chief Executive Officer and Director (Principal Executive Officer and Principal Operating Officer)

Date: June 15, 2022

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

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer and Director (Principal Executive Officer and Principal Operating Officer)	June 15, 2022
George Kurian

/s/ MICHAEL J. BERRY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 15, 2022
Michael J. Berry

/s/ ROBERT PARKS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 15, 2022
Robert Parks

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 15, 2022
T. Michael Nevens

/s/ GERALD HELD	Director	June 15, 2022
Gerald Held

/s/ KATHRYN M. HILL	Director	June 15, 2022
Kathryn M. Hill

/s/ DEBORAH KERR	Director	June 15, 2022
Deborah Kerr

/s/ SCOTT SCHENKEL	Director	June 15, 2022
Scott Schenkel

/s/ GEORGE T. SHAHEEN	Director	June 15, 2022
George T. Shaheen
	Director	June 15, 2022
Carrie Palin
/s/ DEEPAK AHUJA	Director	June 15, 2022
Deepak Ahuja