Form 10-Q
period 2022-07-29
NetApp, Inc.
filed 2022-08-30
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2022

or

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

As of August 24, 2022, there were 217,365,705 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 29, 2022	April 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,288	$4,112
Short-term investments	151	22
Accounts receivable	865	1,230
Inventories	232	204
Other current assets	386	377
Total current assets	4,922	5,945
Property and equipment, net	622	602
Goodwill	2,767	2,346
Other intangible assets, net	232	142
Other non-current assets	1,001	991
Total assets	$9,544	$10,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$515	$607
Accrued expenses	722	925
Current portion of long-term debt	250	250
Short-term deferred revenue and financed unearned services revenue	2,088	2,171
Total current liabilities	3,575	3,953
Long-term debt	2,387	2,386
Other long-term liabilities	843	788
Long-term deferred revenue and financed unearned services revenue	2,082	2,061
Total liabilities	8,887	9,188

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 218 and 220 shares issued and outstanding as of July 29, 2022 and April 29, 2022, respectively	705	760
Retained earnings	—	122
Accumulated other comprehensive loss	(48)	(44)
Total stockholders' equity	657	838
Total liabilities and stockholders' equity	$9,544	$10,026

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 29, 2022	July 30, 2021
Net revenues:
Product	$786	$730
Services	806	728
Net revenues	1,592	1,458
Cost of revenues:
Cost of product	397	329
Cost of services	149	130
Total cost of revenues	546	459
Gross profit	1,046	999
Operating expenses:
Sales and marketing	458	451
Research and development	240	210
General and administrative	72	66
Restructuring charges	11	22
Acquisition-related expense	10	1
Total operating expenses	791	750
Income from operations	255	249
Other income (expense), net	15	(12)
Income before income taxes	270	237
Provision for income taxes	56	35
Net income	$214	$202
Net income per share:
Basic	$0.97	$0.91
Diluted	$0.96	$0.88
Shares used in net income per share calculations:
Basic	220	223
Diluted	224	229

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	July 29, 2022	July 30, 2021
Net income	$214	$202
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	(4)
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	—	(1)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	—	1
Reclassification adjustments for gains included in net income	(1)	—
Other comprehensive income (loss)	(4)	(4)
Comprehensive income	$210	$198

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 29, 2022	July 30, 2021
Cash flows from operating activities:
Net income	$214	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58	46
Non-cash operating lease cost	14	13
Stock-based compensation	67	53
Deferred income taxes	(15)	(15)
Other items, net	(66)	4
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	364	287
Inventories	(28)	6
Other operating assets	1	29
Accounts payable	(90)	(51)
Accrued expenses	(208)	(242)
Deferred revenue and financed unearned services revenue	(32)	(82)
Long-term taxes payable	1	(8)
Other operating liabilities	1	—
Net cash provided by operating activities	281	242
Cash flows from investing activities:
Purchases of investments	(133)	(5)
Maturities, sales and collections of investments	2	16
Purchases of property and equipment	(65)	(51)
Acquisitions of businesses, net of cash acquired	(491)	(14)
Other investing activities, net	59	—
Net cash used in investing activities	(628)	(54)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	54	53
Payments for taxes related to net share settlement of stock awards	(52)	(57)
Repurchase of common stock	(350)	(100)
Dividends paid	(110)	(112)
Other financing activities, net	(1)	(2)
Net cash used in financing activities	(459)	(218)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	(5)
Net change in cash, cash equivalents and restricted cash	(824)	(35)
Cash, cash equivalents and restricted cash:
Beginning of period	4,119	4,535
End of period	$3,295	$4,500

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended July 29, 2022
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 29, 2022	220	$760	$122	$(44)	$838
Net income	—	—	214	—	214
Other comprehensive loss	—	—	—	(4)	(4)
Issuance of common stock under employee stock award plans, net of taxes	3	2	—	—	2
Repurchase of common stock	(5)	(18)	(332)	—	(350)
Stock-based compensation	—	67	—	—	67
Cash dividends declared ($0.50 per common share)	—	(106)	(4)	—	(110)
Balances, July 29, 2022	218	$705	$—	$(48)	$657

	Three Months Ended July 30, 2021
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 30, 2021	222	$504	$211	$(30)	$685
Net income	—	—	202	—	202
Other comprehensive loss	—	—	—	(4)	(4)
Issuance of common stock under employee stock award plans, net of taxes	3	(4)	—	—	(4)
Repurchase of common stock	(1)	(3)	(97)	—	(100)
Stock-based compensation	—	53	—	—	53
Cash dividends declared ($0.50 per common share)	—	—	(112)	—	(112)
Balances, July 30, 2021	224	$550	$204	$(34)	$720

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

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2023 and 2022, ending on April 28, 2023, and April 29, 2022, respectively, are each 52-week years, with 13 weeks in each quarter.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 29, 2022 contained in our Annual Report on Form 10-K. The results of operations for the three months ended July 29, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

2. Recent Accounting Pronouncements

Although there are new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements had or will have a material impact on our consolidated financial position, operating results, cash flows or disclosures.

3. Business Combinations

Fiscal 2023 Acquisition

Instaclustr Inc. Acquisition

On May 20, 2022, we acquired all the outstanding shares of privately-held Instaclustr Inc., (Instaclustr) for approximately $498 million. Instaclustr is a leading platform provider of fully managed open-source database, pipeline and workflow applications delivered as-a-service.

The preliminary acquisition-date values of the assets acquired and liabilities assumed are as follows (in millions):

Amount
Cash	$4
Intangible assets	107
Goodwill	421
Other assets	15
Total assets acquired	547
Liabilities assumed	(49)
Total purchase price	$498

The components of the intangible assets acquired were as follows (in millions, except useful life):

	Amount	Estimated useful life (years)
Developed technology	$55	5
Customer contracts/relationships	50	5
Trade name	2	3
Total intangible assets	$107

The acquired net assets and assumed debt of Instaclustr were recorded at their estimated values. We determined the estimated values with the assistance of valuations and appraisals performed by third party specialists and estimates made by management. We expect to realize revenue synergies and anticipate opportunities for growth through the ability to leverage additional future products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated value of their identifiable net assets acquired, and as a result, we have recorded goodwill in connection with the acquisition. The goodwill is not deductible for income tax purposes.

The results of operations related to the acquisition of Instaclustr have been included in our condensed consolidated statements of income from the acquisition date. Pro forma results of operations have not been presented because the impact from the acquisition was not material to our consolidated results of operations.

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

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 29, 2022	$2,346
Additions	421
Balance as of July 29, 2022	$2,767

The goodwill addition of $421 million related to the acquisition of Instaclustr has been allocated to our Public Cloud segment.

Goodwill by reportable segment as of July 29, 2022 is as follows (in millions):

Amount
Hybrid Cloud	$1,714
Public Cloud	1,053
Total goodwill	$2,767

Purchased intangible assets, net are summarized below (in millions):

	July 29, 2022			April 29, 2022
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$212	$(76)	$136	$157	$(65)	$92
Customer contracts/relationships	118	(25)	93	68	(20)	48
Other purchased intangibles	6	(3)	3	4	(2)	2
Total purchased intangible assets	$336	$(104)	$232	$229	$(87)	$142

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Statements of
	July 29, 2022	July 30, 2021	Income Classification
Developed technology	$10	$7	Cost of revenues
Customer contracts/relationships	6	1	Operating expenses
Other purchased intangibles	1	1	Operating expenses
Total	$17	$9

As of July 29, 2022, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2023 (remainder)	$51
2024	57
2025	55
2026	39
2027	29
2028	1
Total	$232

5. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	July 29, 2022	April 29, 2022
Cash and cash equivalents	$3,288	$4,112
Restricted cash	7	7
Cash, cash equivalents and restricted cash	$3,295	$4,119

Inventories (in millions):

	July 29, 2022	April 29, 2022
Purchased components	$145	$131
Finished goods	87	73
Inventories	$232	$204

Property and equipment, net (in millions):

	July 29, 2022	April 29, 2022
Land	$46	$46
Buildings and improvements	354	353
Leasehold improvements	93	92
Computer, production, engineering and other equipment	944	904
Computer software	321	316
Furniture and fixtures	77	76
Construction-in-progress	67	65
	1,902	1,852
Accumulated depreciation and amortization	(1,280)	(1,250)
Property and equipment, net	$622	$602

Other non-current assets (in millions):

	July 29, 2022	April 29, 2022
Deferred tax assets	$377	$362
Operating lease ROU assets	318	294
Other assets	306	335
Other non-current assets	$1,001	$991

Other non-current assets as of July 29, 2022 and April 29, 2022 include $75 million and $73 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies. Our sales to LNTL are conducted on terms equivalent to those prevailing in an arm’s length transaction.

Accrued expenses (in millions):

	July 29, 2022	April 29, 2022
Accrued compensation and benefits	$282	$462
Product warranty liabilities	17	17
Operating lease liabilities	50	47
Other current liabilities	373	399
Accrued expenses	$722	$925

Other long-term liabilities (in millions):

	July 29, 2022	April 29, 2022
Liability for uncertain tax positions	$137	$131
Income taxes payable	303	303
Product warranty liabilities	9	9
Operating lease liabilities	278	257
Other liabilities	116	88
Other long-term liabilities	$843	$788

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services revenue balance as reported in our condensed consolidated balance sheets (in millions):

	July 29, 2022	April 29, 2022
Deferred product revenue	$36	$31
Deferred services revenue	4,079	4,140
Financed unearned services revenue	55	61
Total	$4,170	$4,232

Reported as:
Short-term	$2,088	$2,171
Long-term	2,082	2,061
Total	$4,170	$4,232

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

During the three months ended July 29, 2022 and July 30, 2021, we recognized revenue of $706 million and $617 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of July 29, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied approximated our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 50% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 23% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our condensed consolidated balance sheets (in millions):

	July 29, 2022	April 29, 2022
Other current assets	$83	$80
Other non-current assets	111	117
Total deferred commissions	$194	$197

Other income (expense), net (in millions):

	Three Months Ended
	July 29, 2022	July 30, 2021
Interest income	$7	$2
Interest expense	(18)	(18)
Other, net	26	4
Total other income (expense), net	$15	$(12)

In the first quarter of fiscal 2023, Other, net includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million.

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 8 ─ Leases. Non-cash investing and financing activities and other supplemental cash flow information are presented below:

	Three Months Ended
	July 29, 2022	July 30, 2021
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$20	$15
Liabilities incurred to former owners of acquired business	$3	$—
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$12	$17
Interest paid	$27	$27

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

Investments

The following is a summary of our investments at their cost or amortized cost for the periods ended July 29, 2022 and April 29, 2022 (in millions):

	July 29, 2022	April 29, 2022
Corporate bonds	$9	$9
U.S. Treasury and government debt securities	142	13
Certificates of deposit	69	71
Mutual funds	38	36
Total debt and equity securities	$258	$129

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of July 29, 2022, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 29, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$3,219	$3,219	$—
Corporate bonds	9	—	9
U.S. Treasury and government debt securities	142	142	—
Certificates of deposit	69	—	69
Total cash, cash equivalents and short-term investments	$3,439	$3,361	$78
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$31	$31	$—
Foreign currency exchange contracts assets (1)	$4	$—	$4
Foreign currency exchange contracts liabilities (3)	$(13)	$—	$(13)

	April 29, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash	$4,041	$4,041	$—
Corporate bonds	9	—	9
U.S. Treasury and government debt securities	13	13	—
Certificates of deposit	71	—	71
Total cash, cash equivalents and short-term investments	$4,134	$4,054	$80
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$30	$30	$—
Foreign currency exchange contracts assets (1)	$2	$—	$2
Foreign currency exchange contracts liabilities (3)	$(29)	$—	$(29)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of July 29, 2022 and April 29, 2022, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of July 29, 2022 and April 29, 2022, the fair value of our long-term debt was approximately $2,472 million and $2,491 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

7. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	July 29, 2022	April 29, 2022
3.25% Senior Notes Due December 2022	3.43%	$250	$250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,650	2,650
Unamortized discount and issuance costs		(13)	(14)
Total senior notes		2,637	2,636
Less: Current portion of long-term debt		(250)	(250)
Total long-term debt		$2,387	$2,386

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 29, 2022, we were in compliance with all covenants associated with the Senior Notes.

In August 2022, we called for redemption of the aggregate principal amount of 3.25% Senior Notes due December 2022. The aggregate redemption price to be paid is $252 million, comprised of the principal and unpaid interest. The redemption date is September 15, 2022.

As of July 29, 2022, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2023 (remainder)	$250
2024	—
2025	400
2026	750
2027	—
Thereafter	1,250
Total	$2,650

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of July 29, 2022 or April 29, 2022.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in January 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of July 29, 2022, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

8. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of July 29, 2022, have remaining lease terms not exceeding 19 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of July 29, 2022, have remaining lease terms not exceeding 4 years. As of July 29, 2022, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended
	July 29, 2022	July 30, 2021
Operating lease cost	$15	$15
Variable lease cost	4	4
Total lease cost	$19	$19

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended
	July 29, 2022	July 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$14	$13
Right-of-use assets obtained in exchange for new operating lease obligations	$38	$159

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	July 29, 2022	April 29, 2022
Other non-current assets	$318	$294
Total operating lease ROU assets	$318	$294

Accrued expenses	$50	$47
Other long-term liabilities	278	257
Total operating lease liabilities	$328	$304

Weighted Average Remaining Lease Term	9.6 years	9.6 years

Weighted Average Discount Rate	2.9%	2.8%

Future minimum operating lease payments as of July 29, 2022, are as follows (in millions):

Fiscal Year	Operating Leases
2023 (remainder)	$44
2024	52
2025	42
2026	37
2027	33
Thereafter	175
Total lease payments	383
Less: Interest	(55)
Total	$328

9. Stockholders’ Equity

Restricted Stock Units

We granted approximately 5 million restricted stock units (RSUs) with a weighted average grant date fair value of $58.42 per share, including performance-based RSUs (PBRSUs), during the three months ended July 29, 2022. In the three months ended July 29, 2022, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of an approximate one, two or three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the first, second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle most of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the three months ended July 29, 2022, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these TSR performance-based awards were fixed at grant date using a Monte Carlo simulation model. For the remaining half of the PBRSUs granted in the three months ended July 29, 2022, the number of shares issued will depend upon the Company's billings result average over the three-year performance period as compared to a predetermined billings target. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's Consolidated Statements of Income to the amount reported as the change in deferred revenue and financed unearned services revenue on the Consolidated Statements of Cash Flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The fair values of these billings PBRSUs were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of PBRSUs effectively granted in the current year was $27 million, which is being recognized to compensation expense over the remaining performance / service periods.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended
	July 29, 2022	July 30, 2021
Cost of product revenues	$1	$1
Cost of services revenues	4	2
Sales and marketing	28	26
Research and development	24	16
General and administrative	10	8
Total stock-based compensation expense	$67	$53

As of July 29, 2022, total unrecognized compensation expense related to our equity awards was $746 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.6 years.

Stock Repurchase Program

As of July 29, 2022, our Board of Directors has authorized the repurchase of up to $15.1 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes activity related to the stock repurchase program for the three months ended July 29, 2022 (in millions, except for per share amounts):

Number of shares repurchased	5
Average price per share	$67.26
Stock repurchases allocated to additional paid-in capital	$18
Stock repurchases allocated to retained earnings	$332
Remaining authorization at end of period	$902

Since the May 13, 2003 inception of our stock repurchase program through July 29, 2022, we repurchased a total of 352 million shares of our common stock at an average price of $40.35 per share, for an aggregate purchase price of $14.2 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 29, 2022	July 30, 2021
Dividends per share declared	$0.50	$0.50
Dividend payments allocated to additional paid-in capital	$106	$—
Dividend payments allocated to retained earnings	$4	$112

On August 22, 2022, we declared a cash dividend of $0.50 per share of common stock, payable on October 26, 2022 to holders of record as of the close of business on October 7, 2022. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 29, 2022	$(44)	$(1)	$1	$(44)
Other comprehensive income (loss), net of tax	(3)	—	—	(3)
Amounts reclassified from AOCI, net of tax	—	—	(1)	(1)
Total other comprehensive income (loss)	(3)	—	(1)	(4)
Balance as of July 29, 2022	$(47)	$(1)	$—	$(48)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended
	July 29, 2022	July 30, 2021	Statements of Income Classification
Realized gains on cash flow hedges	$(1)	$—	Net revenues
Total reclassifications	$(1)	$—

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 29, 2022 or April 29, 2022. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 29, 2022	April 29, 2022
Cash Flow Hedges
Forward contracts purchased	$115	$78
Balance Sheet Contracts
Forward contracts sold	$708	$841
Forward contracts purchased	$139	$129

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 9 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended
	July 29, 2022	July 30, 2021
Foreign currency exchange contracts	$(21)	$9

11. Restructuring Charges

In the first three months of fiscal 2023, we executed a restructuring plan to redirect resources to highest return activities, which included a reduction in our global workforce of less than 1%, and consisted primarily of employee severance-related costs.

We also continued activities related to the establishment of an international headquarters in Cork, Ireland, during the first three months of fiscal 2023, and incurred restructuring charges consisting primarily of legal and tax-related professional fees. Activities under this plan, for which we expect to incur additional charges, will continue during the remainder of fiscal 2023.

During the first three months of fiscal 2022, we executed a restructuring plan to reduce the amount of office space we occupied as we allow more employees to work remotely. In connection with the plan, we also reduced our global workforce by approximately 1%. Charges related to the plan consisted primarily of office relocation costs, lease termination fees, and employee severance-related costs. Substantially all activities under the plan had been completed by the end of fiscal 2022.

Activities related to our restructuring plans are summarized as follows (in millions):

	Three Months Ended
	July 29, 2022	July 30, 2021
Balance at beginning of period	$1	$1
Net charges	11	22
Cash payments	(3)	(17)
Balance at end of period	$9	$6

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 29, 2022	July 30, 2021
Effective tax rates	20.7%	14.8%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the three months ended July 29, 2022 increased from the prior year primarily due to the capitalization of research and development expenses. Under the Tax Cuts and Jobs Act of 2017, costs incurred beginning in our fiscal 2023 are to be amortized over five or 15 years depending on where the research activities are conducted. Additionally, our effective tax rate for the three months ended July 29, 2022 includes the impact of discrete benefits related to stock-based compensation. The effective tax rate for the three months ended July 30, 2021 includes the impact of discrete tax benefits for lapses of statute of limitations as well as larger benefits related to stock-based compensation as compared to the current year.

As of July 29, 2022, we had $224 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $137 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $137 million have been recorded in other long-term liabilities.

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

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	July 29, 2022	July 30, 2021
Numerator:
Net income	$214	$202
Denominator:
Shares used in basic computation	220	223
Dilutive impact of employee equity award plans	4	6
Shares used in diluted computation	224	229
Net Income per Share:
Basic	$0.97	$0.91
Diluted	$0.96	$0.88

Five million shares from outstanding employee awards were excluded from the diluted net income per share calculation for the three months ended July 29, 2022, as their inclusion would have been anti-dilutive. No potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the three months ended July 30, 2021.

14. Segment, Geographic, and Significant Customer Information

Our operations are organized into two segments: Hybrid Cloud and Public Cloud. The two segments are based on the information reviewed by our Chief Operating Decision Maker (CODM), who is the Chief Executive Officer, to evaluate results and allocate resources. The CODM measures performance of each segment based on segment revenue and segment gross profit. We do not allocate to our segments certain cost of revenues which we manage at the corporate level. These unallocated costs include stock-based compensation and amortization of intangible assets. We do not allocate assets to our segments.

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Three Months Ended July 29, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$786	$—	$786
Support revenues	598	—	598
Professional and other services revenues	76	—	76
Public cloud revenues	—	132	132
Net revenues	1,460	132	1,592
Cost of product revenues	395	—	395
Cost of support revenues	43	—	43
Cost of professional and other services revenues	52	—	52
Cost of public cloud revenues	—	40	40
Segment cost of revenues	490	40	530
Segment gross profit	$970	$92	$1,062
Segment gross margin	66.4%	69.7%	66.7%
Unallocated cost of revenues[1]			16
Total gross profit			$1,046
Total gross margin			65.7%
[1] Unallocated cost of revenues are composed of $5 million of stock-based compensation expense and $11 million of amortization of intangible assets.

	Three Months Ended July 30, 2021
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$730	$—	$730
Support revenues	578	—	578
Professional and other services revenues	71	—	71
Public cloud revenues	—	79	79
Net revenues	1,379	79	1,458
Cost of product revenues	326	—	326
Cost of support revenues	48	—	48
Cost of professional and other services revenues	51	—	51
Cost of public cloud revenues	—	23	23
Segment cost of revenues	425	23	448
Segment gross profit	$954	$56	$1,010
Segment gross margin	69.2%	70.9%	69.3%
Unallocated cost of revenues[1]			11
Total gross profit			$999
Total gross margin			68.5%
[1] Unallocated cost of revenues are composed of $4 million of stock-based compensation expense and $7 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended
	July 29, 2022	July 30, 2021
United States, Canada and Latin America (Americas)	$856	$786
Europe, Middle East and Africa (EMEA)	500	454
Asia Pacific (APAC)	236	218
Net revenues	$1,592	$1,458

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $758 million and $696 million during the three months ended July 29, 2022 and July 30, 2021, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	July 29, 2022	April 29, 2022
U.S.	$1,441	$1,820
International	1,998	2,314
Total	$3,439	$4,134

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 29, 2022	April 29, 2022
U.S.	$399	$392
International	223	210
Total	$622	$602

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 29, 2022	July 30, 2021
Arrow Electronics, Inc.	25%	24%
Tech Data Corporation	21%	20%

The following customers accounted for 10% or more of accounts receivable in at least one of the periods presented:

	July 29, 2022	April 29, 2022
Arrow Electronics, Inc.	12%	10%
Tech Data Corporation	15%	19%

15. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of July 29, 2022, we had approximately $0.9 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 29, 2022 and April 29, 2022, such liability amounted to $23 million and $18 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of July 29, 2022, we had approximately $0.3 billion in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $3 million and $17 million of receivables during the three months ended July 29, 2022 and July 30, 2021, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of July 29, 2022 and April 29, 2022, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of July 29, 2022, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of July 29, 2022 related to such matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of NetApp, Inc. (“we,” “us,” or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those described in our 2022 Annual Report on Form 10-K, including under the heading “Risk Factors” and discussed in this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our consolidated financial statements as of and for the fiscal year ended April 29, 2022, and the notes thereto, contained in our Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our operations are organized into two segments: Hybrid Cloud and Public Cloud.

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

Global Business Environment

Macroeconomic Conditions

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad could result in adverse macroeconomic conditions, including inflation, slower growth or recession. In particular, during the first quarter of fiscal 2023, we continued to experience inflationary pressure and constraints in our supply chain.

Ongoing supply chain constraints, which substantially began to impact us in the second half of fiscal 2022, led to higher product component and freight costs in the first quarter of fiscal 2023 than incurred in the first quarter of fiscal 2022, and increased our cost of revenues. Supply chain constraints also delayed our ability to fulfill certain customer orders during the current quarter. Given the uncertainties that exist in the broader technology supply chain, we have continued to invest in inventory and certain longer-term commitments to help mitigate the impact of supply shortages.

If these macroeconomic uncertainties or supply chain challenges persist or worsen throughout the remainder of fiscal 2023, we may observe reduced customer demand for our offerings, increased competition for critical components, challenges fulfilling certain customer orders or continued increases in component and freight costs which could impact our operating results, including our ability to achieve historical levels of revenue growth.

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

Russia Sanctions

Beginning in February 2022, in response to Russian military actions in Ukraine, the U.S. and other countries imposed sanctions on Russia, and we suspended business operations, including sales, support on existing contracts and professional services, in Russia and Belarus. The impact of these actions was not significant to our results for the first quarter of fiscal 2023. However, their ultimate magnitude and duration remain uncertain, and we will continue to closely monitor their potential impacts to our business.

The magnitude and duration of the disruption to our business, and impact to our operational and financial performance of the factors above remain uncertain. Refer to Part II, Item 1A. – Risk Factors for the significant risks we have identified related to the global business environment.

Stock Repurchase and Dividend Activity

During the first three months of fiscal 2023, we repurchased 5 million shares of our common stock at an average price of $67.26 per share, for an aggregate of $350 million. We also declared aggregate cash dividends of $0.50 per share in that period, for which we paid $110 million.

Acquisition

On May 20, 2022, we acquired all the outstanding shares of privately-held Instaclustr, Inc., a leading platform provider of fully managed open-source database, pipeline and workflow applications delivered as-a-service, for approximately $498 million.

Restructuring Events

In the first quarter of fiscal 2023, we executed a restructuring plan to redirect resources to highest return activities, and also continued restructuring activities related to the establishment of an international headquarters in Cork, Ireland. Aggregate restructuring charges incurred under these two plans during the quarter totaled $11 million.

Results of Operations

Our fiscal year is reported as a 52- or 53-week year that ends on the last Friday in April. Fiscal years 2023 and 2022, ending on April 28, 2023 and April 29, 2022, respectively, are each 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 29, 2022	July 30, 2021
Net revenues:
Product	49%	50%
Services	51	50
Net revenues	100	100
Cost of revenues:
Cost of product	25	23
Cost of services	9	9
Gross profit	66	69
Operating expenses:
Sales and marketing	29	31
Research and development	15	14
General and administrative	5	5
Restructuring charges	1	2
Acquisition-related expense	1	—
Total operating expenses	50	51
Income from operations	16	17
Other income (expense), net	1	(1)
Income before income taxes	17	16
Provision for income taxes	4	2
Net income	13%	14%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
Net revenues	$1,592	$1,458	9%

The increase in net revenues for the first quarter of fiscal 2023 compared to the corresponding period of fiscal 2022 was due to an increase in both product revenues and services revenues. Product revenues as a percentage of net revenues decreased by less than one percentage point in the first quarter of fiscal 2023, compared to the corresponding period of fiscal 2022. Fluctuations in foreign currency exchange rates adversely impacted net revenues percent growth by approximately four percentage points in the first quarter of fiscal 2023, compared to the corresponding period of fiscal 2022.

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
Product revenues	$786	$730	8%
Hardware (Non-GAAP)	310	316	(2)%
Software (Non-GAAP)	476	414	15%

Hybrid Cloud

Product revenues consist of sales of configured all-flash array and hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, NetApp HCI, StorageGrid, OEM products and add-on optional software.

In order to provide visibility into the value created by our software innovation and R&D investment, we disclose the software and hardware components of our product revenues. Software product revenues include the operating system software and optional add-on software solutions attached to our systems across our entire product set, while hardware product revenues include the non-software component of our systems across the entire set. Because our revenue recognition policy under GAAP defines a configured storage system, inclusive of the operating system software essential to its functionality, as a single performance obligation, the hardware and software components of our product revenues are considered non-GAAP measures. The hardware and software components of our product revenues are derived from an estimated fair value allocation of the transaction price of our contracts with customers, down to the level of the product hardware and software components. This allocation is primarily based on the contractual prices at which NetApp has historically billed customers for such respective components.

Total product revenues increased in the first quarter of fiscal 2023 compared to the corresponding period of the prior year, primarily driven by an increase in sales of all-flash array systems, despite an unfavorable impact from foreign exchange rate fluctuations.

Revenues from the hardware component of product revenues represented 39% of product revenues in the first quarter of fiscal 2023, compared to 43% of product revenues in the corresponding period of the prior year. The software component of product revenues represented 61% of product revenues in the first quarter of fiscal 2023, compared to 57% of product revenues in the corresponding period of the prior year. The increase in the software component percentage of product revenues in the first quarter of fiscal 2023 was primarily due to the mix of systems sold, including a higher mix of all-flash array systems, which contain a higher proportion of software components than other Hybrid Cloud products.

Services Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
Services revenues	$806	$728	11%
Support	598	578	3%
Professional and other services	76	71	7%
Public cloud	132	79	67%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in the first quarter of fiscal 2023 compared to the corresponding period of the prior year, primarily due to growth in sales of all-flash systems (which carry a higher support dollar content than our other products) and a higher aggregate support contract value for our installed based in the current year.

Professional and other services revenues increased in the first quarter of fiscal 2023 compared to the corresponding period of the prior year primarily due to an increase in demand from increased product sales.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings primarily delivered as-a-service, which include cloud storage and data services, and cloud operations services.

Public Cloud revenues increased in the first quarter of fiscal 2023 compared to the corresponding period of the prior year primarily due to strong customer demand for NetApp’s diversified cloud offerings, coupled with overall growth in the cloud market, and the acquisition of Instaclustr early in the first quarter of fiscal 2023 and CloudCheckr in the third quarter of fiscal 2022.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
Cost of product revenues	$397	$329	21%
Hybrid Cloud	395	326	21%
Unallocated	2	3	(33)%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 50% of product revenues for the first quarter of fiscal 2023, compared to 45% for the first quarter of fiscal 2022. Materials costs represented 93% of cost of Hybrid Cloud product revenues for the first quarter of fiscal 2023, compared to 91% of the corresponding period of fiscal 2022.

Materials costs increased by approximately $57 million in the first quarter of fiscal 2023, compared to the corresponding period of the prior year, reflecting the increases in product revenues, the mix of systems sold, and higher component and freight costs as a result of COVID-19 related supply chain challenges.

Hybrid Cloud product gross margins decreased by approximately six percentage points in the first quarter of fiscal 2023 compared to the corresponding period of the prior year, primarily due to the increase in component and freight costs and, to a lesser extent, the adverse impact of fluctuations in foreign currency exchange rates. These decreases were partially offset by the mix of systems sold, including a higher mix of all-flash array systems which have higher margins than hybrid systems.

Unallocated

Unallocated cost of product revenues was relatively flat in the first quarter of fiscal 2023 compared to the corresponding period of the prior year.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
Cost of services revenues	$149	$130	15%
Support	43	48	(10)%
Professional and other services	52	51	2%
Public cloud	40	23	74%
Unallocated	14	8	75%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, decreased in the first quarter of fiscal 2023 compared to the corresponding period of fiscal 2022. Cost of Hybrid Cloud services revenues represented 14% of Hybrid Cloud services revenues in the first quarter of fiscal 2023, compared to 15% of the corresponding period of fiscal 2022.

Hybrid Cloud support gross margins increased by one percentage point in the first quarter of fiscal 2023 compared to the corresponding period of the prior year due to growth in support revenues achieved with a slightly reduced cost base resulting from operational efficiencies. Hybrid Cloud professional services gross margins increased by three percentage points in the first quarter of fiscal 2023 compared to the corresponding period of the prior year due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues increased in the first quarter of fiscal 2023 compared to the corresponding period of fiscal 2022 reflecting the increase in Public Cloud revenues. Public Cloud gross margins decreased by one percentage point in the first quarter of fiscal 2023, compared to the corresponding period of fiscal 2022, primarily due to the mix of offerings provided.

Unallocated

Unallocated cost of services revenues increased in the first quarter of fiscal 2023 compared to the corresponding period of the prior year due to our acquisitions of Instaclustr in the first quarter of fiscal 2023 and CloudCheckr in the third quarter of fiscal 2022, which resulted in higher amortization expense from acquired intangible assets.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the first quarter of fiscal 2023 totaled $770 million, or 48% of net revenues, reflecting a decrease of two percentage points, compared to the corresponding period of fiscal 2022, primarily as a result of scaling our cost structure as revenues grow. While net revenues were adversely impacted by fluctuations in foreign currency exchange rates in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, operating expenses were favorably impacted.

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $56 million, or 13%, in the first quarter of fiscal 2023 compared to the corresponding period of the prior year, primarily as a result of a 9% increase in average headcount.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
Sales and marketing expenses	$458	$451	2%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2023 to Fiscal 2022
Compensation costs	5
Commissions	(3)
Travel and entertainment	1
Other	(1)
Total change	2

The increase in compensation costs for the first quarter of fiscal 2023 compared to the corresponding period of the prior year reflected an increase in average headcount of approximately 8%. The expansion of our sales and marketing teams are expected to support our ability to execute on key market opportunities.

The decrease in commissions expense for the first quarter of fiscal 2023 compared to the corresponding period of the prior year was primarily due to lower performance against sales goals.

Travel and entertainment expense increased in the first quarter of fiscal 2023 compared to the corresponding period of the prior year as COVID-19 related travel restrictions eased.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
Research and development expenses	$240	$210	14%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2023 to Fiscal 2022
Compensation costs	14
Development projects and outside services	2
Other	(2)
Total change	14

The increase in compensation costs for the first quarter of fiscal 2023 compared to the corresponding period in the prior year was primarily attributable to an increase in average headcount of 12%. The expansion of our research and development teams are expected to support our ability to continue expanding and enhancing our portfolio offerings. The increase in development projects and outside services for the first quarter of fiscal 2023 compared to the corresponding period in the prior year was primarily due to the higher spending on certain engineering projects.

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
General and administrative expenses	$72	$66	9%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2023 to Fiscal 2022
Compensation costs	8
Professional and legal fees and outside services	4
Facilities and IT support costs	(2)
Other	(1)
Total change	9

The increase in compensation costs in the first quarter of fiscal 2023 compared to the corresponding period of the prior year was primarily attributable to an increase in average headcount of 9%. The increase in professional and legal fees and outside services expense in the first quarter of fiscal 2023 was primarily due to higher spending on business transformation projects and an increase in legal fees. The decrease in facilities and IT support costs was primarily due to lower spending levels on IT projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
Restructuring charges	$11	$22	(50)%

In the first quarter of fiscal 2023, we executed a restructuring plan to redirect resources to highest return activities, which included a reduction in our global workforce of less than 1%, and consisted primarily of employee severance-related costs. We also continued

restructuring activities related to the establishment of an international headquarters in Cork, Ireland, for which we incurred charges primarily for legal and tax-related consulting.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
Acquisition-related expense	$10	$1	NM

NM – Not Meaningful

Acquisition-related expenses, primarily legal and consulting fees, totaled $10 million in the first quarter of fiscal 2023 and were primarily related to our acquisition of Instaclustr, Inc.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
Interest income	$7	$2	250%
Interest expense	(18)	(18)	—%
Other, net	26	4	550%
Total	$15	$(12)	NM

NM – Not Meaningful

Interest income increased in the first quarter of fiscal 2023 compared to the corresponding period of the prior year due primarily to higher yields earned on our cash and investments. Interest expense remained flat in the first quarter of fiscal 2023 compared to the corresponding period of fiscal 2022.

In the first quarter of fiscal 2023, Other, net includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million. The remaining differences in Other, net for the first quarter of fiscal 2022 as compared to the corresponding period of the prior year are partially due to foreign exchange gains and losses year-over-year.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 29, 2022	July 30, 2021	% Change
Provision for income taxes	$56	$35	60%

Our effective tax rate for the first quarter of fiscal 2023 was 21% compared to 15% for the first quarter of fiscal 2022. Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the first quarter of fiscal 2023 increased from the prior year primarily due to the capitalization of research and development expenses. Under the Tax Cuts and Jobs Act of 2017, costs incurred beginning in our fiscal 2023 are to be amortized over five or 15 years depending on where the research activities are conducted. Additionally, our effective tax rate for the first quarter of fiscal 2023 includes the impact of discrete benefits related to stock-based compensation. The effective tax rate for the first quarter of fiscal 2022 includes the impact of discrete tax benefits for lapses of statute of limitations as well as larger benefits related to stock-based compensation as compared to the current year.

As of July 29, 2022, we had $224 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $137 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $137 million have been recorded in other long-term liabilities.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	July 29, 2022	April 29, 2022
Cash, cash equivalents and short-term investments	$3,439	$4,134
Principal amount of debt	$2,650	$2,650

The following is a summary of our cash flow activities:

	Three Months Ended
(In millions)	July 29, 2022	July 30, 2021
Net cash provided by operating activities	$281	$242
Net cash used in investing activities	(628)	(54)
Net cash used in financing activities	(459)	(218)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	(5)
Net change in cash, cash equivalents and restricted cash	$(824)	$(35)

Cash Flows

As of July 29, 2022, our cash, cash equivalents and short-term investments were $3.4 billion, which represents a decrease of $695 million for the first quarter of fiscal 2023. The decrease was primarily due to $491 million, net of cash acquired, used for the acquisition of a privately-held company, $350 million paid for the repurchase of our common stock, and $110 million used for the payment of dividends, partially offset by $281 million provided by operating activities. Net working capital was $1.3 billion as of July 29, 2022, a reduction of $645 million when compared to April 29, 2022 primarily due to the decreases in cash, cash equivalents and short-term investments discussed above.

Cash Flows from Operating Activities

During the first three months of fiscal 2023, we generated cash from operating activities of $281 million, reflecting net income of $214 million, adjusted by non-cash depreciation and amortization of $58 million and non-cash stock-based compensation expense of $67 million, compared to $242 million of cash generated from operating activities during the first three months of fiscal 2022.

Significant changes in assets and liabilities in the first three months of fiscal 2023 included the following:

•
Accounts receivable decreased $364 million, reflecting more favorable shipping linearity and typical lower billings in the first quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022.
•
Accrued expenses decreased by $208 million, primarily due to employee compensation payouts related to fiscal year 2022 incentive compensation and commissions plans.
•
Accounts payable decreased by $90 million, reflecting typical lower purchases and the timing of payments to our suppliers in the first quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022.

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

Cash Flows from Investing Activities

During the first three months of fiscal 2023, we used $131 million for the purchases of investments, net of maturities and sales, and paid $65 million for capital expenditures, as compared to the same period of fiscal 2022, in which we generated $11 million from maturities and sales of investments, net of purchases, and paid $51 million for capital expenditures. During the first three months of fiscal 2023, we paid approximately $491 million, net of cash acquired for a privately-held company, as compared to $14 million, net of cash acquired, that we paid for a privately-held company in the first three months of fiscal 2022. Additionally, we received proceeds of $59 million from the sale of one of our minority investments.

Cash Flows from Financing Activities

During the first three months of fiscal 2023, cash flows used in financing activities totaled $459 million and include $350 million for the repurchase of approximately 5.2 million shares of common stock and $110 million for the payment of dividends. During the first three months of fiscal 2022, cash flows used in financing activities totaled $218 million and included $100 million for the repurchase of 1.2 million shares of common stock and $112 million for the payment of dividends.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including cash, cash equivalents and short-term investments, cash generated from operations, and our ability to access capital markets and committed credit lines will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all. For further discussion of factors that could affect our cash flows and liquidity requirements, including the impact of the COVID-19 pandemic, see Part II, Item 1A. Risk Factors.

Liquidity

Our principal sources of liquidity as of July 29, 2022 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	July 29, 2022	April 29, 2022
Cash and cash equivalents	$3,288	$4,112
Short-term investments	151	22
Total	$3,439	$4,134

As of July 29, 2022 and April 29, 2022, $2.0 billion and $2.3 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.4 billion and $1.8 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 29, 2022.

Our investment portfolio has been and will continue to be exposed to market risk due to trends in the credit and capital markets. We continue to closely monitor current economic and market events to minimize the market risk of our investment portfolio. We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. We utilize a variety of planning and financing strategies in an effort to ensure our worldwide cash is available when and where it is needed. We also have an automatic shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC). We may in the future offer an additional unspecified amount of debt, equity and other securities.

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 29, 2022 (in millions):

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

In August 2022, we called for redemption of the aggregate principal amount of 3.25% Senior Notes due December 2022. The aggregate redemption price to be paid is $252 million, comprised of the principal amount of the notes and accrued interest. The redemption date is September 15, 2022.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of July 29, 2022.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of July 29, 2022, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2023 to be between $200 million and $300 million.

Dividends and Stock Repurchase Program

On August 22, 2022, we declared a cash dividend of $0.50 per share of common stock, payable on October 26, 2022 to holders of record as of the close of business on October 7, 2022.

As of July 29, 2022, our Board of Directors had authorized the repurchase of up to $15.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through July 29, 2022, we repurchased a total of 352 million shares of our common stock at an average price of $40.35 per share, for an aggregate purchase price of $14.2 billion. As of July 29, 2022, the remaining authorized amount for stock repurchases under this program was $0.9 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled approximately $1.2 billion at July 29, 2022.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $3 million and $17 million of receivables during the first three months of fiscal 2023 and fiscal 2022, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of July 29, 2022 and April 29, 2022, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of July 29, 2022, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 15 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), which require management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the ongoing COVID-19 pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material.

The summary of significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2022 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

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

Interest Rate Risk

Fixed Income Investments — As of July 29, 2022, we had fixed income debt investments of $151 million and certificates of deposit of $69 million. Our fixed income debt investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These fixed income debt investments, which consist primarily of corporate bonds and U.S. Treasury and government debt securities, and our certificates of deposit are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of July 29, 2022 would have resulted in a decrease in the fair value of our fixed-income securities of less than $1 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of July 29, 2022, we have outstanding $2.7 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 7 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of July 29, 2022, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 29, 2022, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 15 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

Our future business, operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended April 29, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Except as set forth below, there have been no material changes to the Company’s risk factors since our Annual Report on Form 10-K for the year ended April 29, 2022.

General Risks

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

Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules and nexus-based tax incentive practices. As a result, many of these changes, if enacted, could increase our worldwide effective tax rate and harm our operating results, financial condition and cash flows.

Our effective tax rate could also be adversely affected by changes in tax laws and regulations and interpretations of such laws and regulations, which in turn would negatively impact our earnings and cash and cash equivalent balances we currently maintain. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition. For example, on August 16, 2022, the U.S. enacted the Inflation Reduction Act, which includes a corporate minimum tax and a 1% excise tax on stock repurchases. We continue to evaluate the impacts of changes in tax laws and regulations on our business.

We are routinely subject to income tax audits in the U.S. and several foreign tax jurisdictions. If the ultimate determination of income taxes or at-source withholding taxes assessed under these audits results in amounts in excess of the tax provision we have recorded or reserved for, our operating results, financial condition and cash flows could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 29, 2022:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 30, 2022 - May 27, 2022	574	$71.08	347,822	$1,211
May 28, 2022 - June 24, 2022	1,515	$65.90	349,337	$1,112
June 25, 2022 - July 29, 2022	3,115	$67.22	352,452	$902
Total	5,204	$67.26

In May 2003, our Board of Directors approved a stock repurchase program. As of July 29, 2022, our Board of Directors has authorized the repurchase of up to $15.1 billion of our common stock. Since the May 13, 2003 inception of the program through July 29, 2022, we repurchased a total of 352 million shares of our common stock for an aggregate purchase price of $14.2 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

Date: August 30, 2022