Form 10-Q
period 2022-10-28
NetApp, Inc.
filed 2022-12-01
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2022

or

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

As of November 29, 2022, there were 215,573,357 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 28, 2022	April 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,669	$4,112
Short-term investments	364	22
Accounts receivable	910	1,230
Inventories	244	204
Other current assets	416	377
Total current assets	4,603	5,945
Property and equipment, net	661	602
Goodwill	2,767	2,346
Other intangible assets, net	215	142
Other non-current assets	1,534	991
Total assets	$9,780	$10,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$584	$607
Accrued expenses	819	925
Current portion of long-term debt	—	250
Short-term deferred revenue and financed unearned services revenue	1,992	2,171
Total current liabilities	3,395	3,953
Long-term debt	2,387	2,386
Other long-term liabilities	737	788
Long-term deferred revenue and financed unearned services revenue	2,059	2,061
Total liabilities	8,578	9,188

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 217 and 220 shares issued and outstanding as of October 28, 2022 and April 29, 2022, respectively	765	760
Retained earnings	499	122
Accumulated other comprehensive loss	(62)	(44)
Total stockholders' equity	1,202	838
Total liabilities and stockholders' equity	$9,780	$10,026

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net revenues:
Product	$837	$814	$1,623	$1,544
Services	826	752	1,632	1,480
Net revenues	1,663	1,566	3,255	3,024
Cost of revenues:
Cost of product	418	372	815	701
Cost of services	158	135	307	265
Total cost of revenues	576	507	1,122	966
Gross profit	1,087	1,059	2,133	2,058
Operating expenses:
Sales and marketing	479	465	937	916
Research and development	243	216	483	426
General and administrative	67	76	139	142
Restructuring charges	11	7	22	29
Acquisition-related expense	5	1	15	2
Total operating expenses	805	765	1,596	1,515
Income from operations	282	294	537	543
Other income (expense), net	23	(14)	38	(26)
Income before income taxes	305	280	575	517
(Benefit) provision for income taxes	(445)	56	(389)	91
Net income	$750	$224	$964	$426
Net income per share:
Basic	$3.46	$1.00	$4.40	$1.91
Diluted	$3.41	$0.98	$4.34	$1.86
Shares used in net income per share calculations:
Basic	217	223	219	223
Diluted	220	229	222	229

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net income	$750	$224	$964	$426
Other comprehensive loss:
Foreign currency translation adjustments	(15)	(4)	(18)	(8)
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	—	—	—	(1)
Unrealized gains on cash flow hedges:
Unrealized holding gains arising during the period	4	1	4	2
Reclassification adjustments for gains included in net income	(3)	(1)	(4)	(1)
Other comprehensive loss	(14)	(4)	(18)	(8)
Comprehensive income	$736	$220	$946	$418

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 28, 2022	October 29, 2021
Cash flows from operating activities:
Net income	$964	$426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117	92
Non-cash operating lease cost	27	28
Stock-based compensation	145	115
Deferred income taxes	(570)	(32)
Other items, net	(127)	(12)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	313	292
Inventories	(40)	(41)
Other operating assets	(24)	34
Accounts payable	(28)	11
Accrued expenses	(108)	(206)
Deferred revenue and financed unearned services revenue	(93)	(97)
Long-term taxes payable	(84)	(65)
Other operating liabilities	3	(5)
Net cash provided by operating activities	495	540
Cash flows from investing activities:
Purchases of investments	(420)	(6)
Maturities, sales and collections of investments	78	32
Purchases of property and equipment	(142)	(97)
Acquisitions of businesses, net of cash acquired	(491)	(14)
Other investing activities, net	59	—
Net cash used in investing activities	(916)	(85)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	54	53
Payments for taxes related to net share settlement of stock awards	(63)	(63)
Repurchase of common stock	(500)	(225)
Repayments and extinguishment of debt	(250)	—
Dividends paid	(218)	(224)
Other financing activities, net	(2)	(2)
Net cash used in financing activities	(979)	(461)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43)	(13)
Net change in cash, cash equivalents and restricted cash	(1,443)	(19)
Cash, cash equivalents and restricted cash:
Beginning of period	4,119	4,535
End of period	$2,676	$4,516

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended October 28, 2022
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, July 29, 2022	218	$705	$—	$(48)	$657
Net income	—	—	750	—	750
Other comprehensive loss	—	—	—	(14)	(14)
Issuance of common stock under employee stock award plans, net of taxes	1	(11)	—	—	(11)
Repurchase of common stock	(2)	(7)	(143)	—	(150)
Stock-based compensation	—	78	—	—	78
Cash dividends declared ($0.50 per common share)	—	—	(108)	—	(108)
Balances, October 28, 2022	217	$765	$499	$(62)	$1,202

	Three Months Ended October 29, 2021
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, July 30, 2021	224	$550	$204	$(34)	$720
Net income	—	—	224	—	224
Other comprehensive loss	—	—	—	(4)	(4)
Issuance of common stock under employee stock award plans, net of taxes	1	(6)	—	—	(6)
Repurchase of common stock	(2)	(3)	(122)	—	(125)
Stock-based compensation	—	62	—	—	62
Cash dividends declared ($0.50 per common share)	—	—	(112)	—	(112)
Balances, October 29, 2021	223	$603	$194	$(38)	$759

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended October 28, 2022
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 29, 2022	220	$760	$122	$(44)	$838
Net income	—	—	964	—	964
Other comprehensive loss	—	—	—	(18)	(18)
Issuance of common stock under employee stock award plans, net of taxes	4	(9)	—	—	(9)
Repurchase of common stock	(7)	(25)	(475)	—	(500)
Stock-based compensation	—	145	—	—	145
Cash dividends declared ($1.00 per common share)	—	(106)	(112)	—	(218)
Balances, October 28, 2022	217	$765	$499	$(62)	$1,202

	Six Months Ended October 29, 2021
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 30, 2021	222	$504	$211	$(30)	$685
Net income	—	—	426	—	426
Other comprehensive loss	—	—	—	(8)	(8)
Issuance of common stock under employee stock award plans, net of taxes	4	(10)	—	—	(10)
Repurchase of common stock	(3)	(6)	(219)	—	(225)
Stock-based compensation	—	115	—	—	115
Cash dividends declared ($1.00 per common share)	—	—	(224)	—	(224)
Balances, October 29, 2021	223	$603	$194	$(38)	$759

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

NetApp, Inc. (we, us, NetApp, or the Company) is a global cloud-led, data-centric software company that provides organizations the ability to manage and share their data across on-premises, private and public clouds. We provide a full range of enterprise-class software, systems and services solutions that customers use to modernize their infrastructures, build next generation data centers and harness the power of hybrid clouds.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 29, 2022 contained in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 28, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; valuation of intellectual property; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates. Management’s estimates include, as applicable, the anticipated impacts of the COVID-19 pandemic.

2. Recent Accounting Pronouncements

Although there are new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements had or will have a material impact on our consolidated financial position, operating results, cash flows or disclosures.

3. Business Combinations

Fiscal 2023 Acquisition

Instaclustr Acquisition

On May 20, 2022, we acquired all the outstanding shares of privately-held Instaclustr US Holding, Inc., (Instaclustr) for approximately $498 million. Instaclustr is a leading platform provider of fully managed open-source database, pipeline and workflow applications delivered as-a-service.

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

The acquisition-date values of the assets acquired are as follows (in millions):

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

Data Mechanics Acquisition

On June 18, 2021, we acquired all the outstanding shares of privately-held Data Mechanics Inc. (Data Mechanics), a provider of managed platforms for big data processing and cloud analytics headquartered in Paris, France, for approximately $15 million in cash.

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
4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 29, 2022	$2,346
Additions	421
Balance as of October 28, 2022	$2,767

The goodwill addition of $421 million related to the acquisition of Instaclustr has been allocated to our Public Cloud segment.

Goodwill by reportable segment as of October 28, 2022 is as follows (in millions):

Amount
Hybrid Cloud	$1,714
Public Cloud	1,053
Total goodwill	$2,767

Purchased intangible assets, net are summarized below (in millions):

	October 28, 2022			April 29, 2022
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$212	$(87)	$125	$157	$(65)	$92
Customer contracts/relationships	118	(31)	87	68	(20)	48
Other purchased intangibles	6	(3)	3	4	(2)	2
Total purchased intangible assets	$336	$(121)	$215	$229	$(87)	$142

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statements of
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021	Income Classification
Developed technology	$11	$7	$21	$14	Cost of revenues
Customer contracts/relationships	6	2	12	3	Operating expenses
Other purchased intangibles	—	1	1	2	Operating expenses
Total	$17	$10	$34	$19

As of October 28, 2022, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2023 (remainder)	$34
2024	57
2025	55
2026	39
2027	29
2028	1
Total	$215

5. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	October 28, 2022	April 29, 2022
Cash and cash equivalents	$2,669	$4,112
Restricted cash	7	7
Cash, cash equivalents and restricted cash	$2,676	$4,119

Inventories (in millions):

	October 28, 2022	April 29, 2022
Purchased components	$144	$131
Finished goods	100	73
Inventories	$244	$204

Property and equipment, net (in millions):

	October 28, 2022	April 29, 2022
Land	$46	$46
Buildings and improvements	358	353
Leasehold improvements	89	92
Computer, production, engineering and other equipment	984	904
Computer software	326	316
Furniture and fixtures	76	76
Construction-in-progress	85	65
	1,964	1,852
Accumulated depreciation and amortization	(1,303)	(1,250)
Property and equipment, net	$661	$602

Other non-current assets (in millions):

	October 28, 2022	April 29, 2022
Deferred tax assets	$930	$362
Operating lease ROU assets	298	294
Other assets	306	335
Other non-current assets	$1,534	$991

Other non-current assets as of October 28, 2022 and April 29, 2022 include $77 million and $73 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies. Our sales to LNTL are conducted on terms equivalent to those prevailing in an arm’s length transaction.

Accrued expenses (in millions):

	October 28, 2022	April 29, 2022
Accrued compensation and benefits	$338	$462
Product warranty liabilities	17	17
Operating lease liabilities	47	47
Other current liabilities	417	399
Accrued expenses	$819	$925

Other long-term liabilities (in millions):

	October 28, 2022	April 29, 2022
Liability for uncertain tax positions	$140	$131
Income taxes payable	215	303
Product warranty liabilities	8	9
Operating lease liabilities	261	257
Other liabilities	113	88
Other long-term liabilities	$737	$788

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services revenue balance as reported in our condensed consolidated balance sheets (in millions):

	October 28, 2022	April 29, 2022
Deferred product revenue	$22	$31
Deferred services revenue	3,980	4,140
Financed unearned services revenue	49	61
Total	$4,051	$4,232

Reported as:
Short-term	$1,992	$2,171
Long-term	2,059	2,061
Total	$4,051	$4,232

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

During the six months ended October 28, 2022 and October 29, 2021, we recognized revenue of $1,280 million and $1,183 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of October 28, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied approximated our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 49% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 24% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our condensed consolidated balance sheets (in millions):

	October 28, 2022	April 29, 2022
Other current assets	$62	$80
Other non-current assets	105	117
Total deferred commissions	$167	$197

Other income (expense), net (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Interest income	$14	$1	$21	$3
Interest expense	(17)	(18)	(35)	(36)
Other, net	26	3	52	7
Total other income (expense), net	$23	$(14)	$38	$(26)

In the second quarter of fiscal 2023, Other, net includes $21 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. During the six months ended of fiscal 2023, Other, net also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million in the first quarter of fiscal 2023.

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 8 ─ Leases. Non-cash investing and financing activities and other supplemental cash flow information are presented below:

	Six Months Ended
	October 28, 2022	October 29, 2021
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$27	$21
Liabilities incurred to former owners of acquired business	$3	$—
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$203	$232
Interest paid	$36	$34

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

Investments

The following is a summary of our investments at their cost or amortized cost for the periods ended October 28, 2022 and April 29, 2022 (in millions):

	October 28, 2022	April 29, 2022
Corporate bonds	$9	$9
U.S. Treasury and government debt securities	355	13
Money market funds	666	2,166
Certificates of deposit	31	71
Mutual funds	36	36
Total debt and equity securities	$1,097	$2,295

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of October 28, 2022, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 28, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$1,972	$1,972	$—
Money market funds	666	666	—
Certificates of deposit	31	—	31
Total cash and cash equivalents	2,669	2,638	31
Short-term investments:
Corporate bonds	9	—	9
U.S. Treasury and government debt securities	355	355	—
Total short-term investments	364	355	9
Total cash, cash equivalents and short-term investments	$3,033	$2,993	$40
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$29	$29	$—
Foreign currency exchange contracts assets (1)	$11	$—	$11

	April 29, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$1,875	$1,875	$—
Money market funds	2,166	2,166	—
Certificates of deposit	71	—	71
Total cash and cash equivalents	4,112	4,041	71
Short-term investments:
Corporate bonds	9	—	9
U.S. Treasury and government debt securities	13	13	—
Total short-term investments	22	13	9
Total cash, cash equivalents and short-term investments	$4,134	$4,054	$80
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$30	$30	$—
Foreign currency exchange contracts assets (1)	$2	$—	$2
Foreign currency exchange contracts liabilities (3)	$(29)	$—	$(29)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of October 28, 2022 and April 29, 2022, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of October 28, 2022 and April 29, 2022, the fair value of our long-term debt was approximately $2,124 million and $2,491 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

7. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	October 28, 2022	April 29, 2022
3.25% Senior Notes Due December 2022	3.43%	$—	$250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,400	2,650
Unamortized discount and issuance costs		(13)	(14)
Total senior notes		2,387	2,636
Less: Current portion of long-term debt		—	(250)
Total long-term debt		$2,387	$2,386

Senior Notes

Our $750 million aggregate principal amount of 1.875% Senior Notes due 2025, $550 million aggregate principal amount of 2.375% Senior Notes due 2027 and $700 million aggregate principal amount of 2.70% Senior Notes due 2030, were each issued in

June 2020. Interest on each of these Senior Notes is payable semi-annually in June and December. Our 3.30% Senior Notes, with a principal amount of $400 million, were issued in September 2017 with interest paid semi-annually in March and September.

On September 15, 2022, we extinguished our 3.25% Senior Notes due December 2022 for an aggregate cash redemption price of $252 million, comprised of the principal and unpaid interest.

Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 28, 2022, we were in compliance with all covenants associated with the Senior Notes.

As of October 28, 2022, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2023 (remainder)	$—
2024	—
2025	400
2026	750
2027	—
Thereafter	1,250
Total	$2,400

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of October 28, 2022 or April 29, 2022.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in January 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of October 28, 2022, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

8. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of October 28, 2022, have remaining lease terms not exceeding 19 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of October 28, 2022, have remaining lease terms not exceeding 4 years. As of October 28, 2022, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Operating lease cost	$16	$16	$31	$31
Variable lease cost	4	4	8	8
Total lease cost	$20	$20	$39	$39

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Six Months Ended
	October 28, 2022	October 29, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$29	$28
Right-of-use assets obtained in exchange for new operating lease obligations	$31	$178

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	October 28, 2022	April 29, 2022
Other non-current assets	$298	$294
Total operating lease ROU assets	$298	$294

Accrued expenses	$47	$47
Other long-term liabilities	261	257
Total operating lease liabilities	$308	$304

Weighted Average Remaining Lease Term	9.6 years	9.6 years

Weighted Average Discount Rate	2.9%	2.8%

Future minimum operating lease payments as of October 28, 2022, are as follows (in millions):

Fiscal Year	Amount
2023 (remainder)	$28
2024	50
2025	40
2026	36
2027	31
Thereafter	175
Total lease payments	360
Less: Interest	(52)
Total	$308

9. Stockholders’ Equity

Restricted Stock Units

We granted approximately 6 million restricted stock units (RSUs) with a weighted average grant date fair value of $59.43 per share, including performance-based RSUs (PBRSUs), during the six months ended October 28, 2022. In the six months ended October 28, 2022, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of an approximate one, two or three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the first, second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle most of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the six months ended October 28, 2022, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these TSR performance-based awards were fixed at grant date using a Monte Carlo simulation model. For the remaining half of the PBRSUs granted in the six months ended October 28, 2022, the number of shares issued will depend upon the Company's billings result average over the three-year performance period as compared to a predetermined billings target. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's Consolidated Statements of Income to the

amount reported as the change in deferred revenue and financed unearned services revenue on the Consolidated Statements of Cash Flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The fair values of these billings PBRSUs were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of PBRSUs effectively granted in the current year was $27 million, which is being recognized to compensation expense over the remaining performance / service periods.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Cost of product revenues	$1	$1	$2	$2
Cost of services revenues	4	4	8	6
Sales and marketing	35	29	63	55
Research and development	26	18	50	34
General and administrative	12	10	22	18
Total stock-based compensation expense	$78	$62	$145	$115

As of October 28, 2022, total unrecognized compensation expense related to our equity awards was $714 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.5 years.

Stock Repurchase Program

As of October 28, 2022, our Board of Directors has authorized the repurchase of up to $15.1 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes activity related to the stock repurchase program for the six months ended October 28, 2022 (in millions, except for per share amounts):

Number of shares repurchased	7
Average price per share	$67.70
Stock repurchases allocated to additional paid-in capital	$25
Stock repurchases allocated to retained earnings	$475
Remaining authorization at end of period	$752

Since the May 13, 2003 inception of our stock repurchase program through October 28, 2022, we repurchased a total of 355 million shares of our common stock at an average price of $40.52 per share, for an aggregate purchase price of $14.4 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Six Months Ended
	October 28, 2022	October 29, 2021
Dividends per share declared	$1.00	$1.00
Dividend payments allocated to additional paid-in capital	$106	$—
Dividend payments allocated to retained earnings	$112	$224

On November 21, 2022, we declared a cash dividend of $0.50 per share of common stock, payable on January 25, 2023 to holders of record as of the close of business on January 6, 2023. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 29, 2022	$(44)	$(1)	$1	$(44)
Other comprehensive income (loss), net of tax	(18)	—	4	(14)
Amounts reclassified from AOCI, net of tax	—	—	(4)	(4)
Total other comprehensive loss	(18)	—	—	(18)
Balance as of October 28, 2022	$(62)	$(1)	$1	$(62)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021	Statements of Income Classification
Realized gains on cash flow hedges	$(3)	$(1)	$(4)	$(1)	Net revenues
Total reclassifications	$(3)	$(1)	$(4)	$(1)

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 28, 2022 or April 29, 2022. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 28, 2022	April 29, 2022
Cash Flow Hedges
Forward contracts purchased	$182	$78
Balance Sheet Contracts
Forward contracts sold	$731	$841
Forward contracts purchased	$106	$129

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 9 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Foreign currency exchange contracts	$(34)	$(17)	$(55)	$(26)

11. Restructuring Charges

In the first six months of fiscal 2023, we executed a restructuring plan to redirect resources to highest return activities, which included a reduction in our global workforce of approximately 1% and consisted primarily of employee severance-related costs.

We also continued activities related to the establishment of an international headquarters in Cork, Ireland, during the first six months of fiscal 2023, and incurred restructuring charges consisting primarily of severance-related costs and legal and tax-related professional fees. Activities under this plan, for which we expect to incur additional charges, will continue during the remainder of fiscal 2023.

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

Activities related to our restructuring plans are summarized as follows (in millions):

	Six Months Ended
	October 28, 2022	October 29, 2021
Balance at beginning of period	$1	$1
Net charges	22	29
Cash payments	(14)	(28)
Balance at end of period	$9	$2

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 28, 2022	October 29, 2021
Effective tax rates	(67.7)%	17.6%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the six months ended October 28, 2022 was primarily driven by a discrete tax benefit of $524 million that resulted from an intra-entity asset transfer of certain intellectual property ("IP"). Additionally, our effective tax rate for the six months ended October 28, 2022, includes an increase from the prior year primarily due to the capitalization of research and development expenses partially offset by the discrete benefits related to stock-based compensation. Under the Tax Cuts and Jobs Act of 2017, costs incurred beginning in our fiscal 2023 are to be amortized over five or 15 years depending on where the research activities are conducted. The effective tax rate for the six months ended October 29, 2021, includes the impact of discrete tax benefits for lapses of statute of limitations as well as larger benefits related to stock-based compensation as compared to the current year.

During the second quarter of fiscal 2023, we completed an intra-entity asset transfer of certain IP to our international headquarters (the “IP Transfer”). The transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $524 million during the second quarter of fiscal 2023. Management applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset. With the assistance of third-party valuation specialists, the fair value of the IP was determined principally based on the present value of projected cash flows related to the IP which reflects management’s assumptions regarding projected revenues, expenses and a discount rate. The tax-deductible amortization related to the transferred IP rights will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely. The deferred tax asset and the tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. We expect to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset quarterly. Any Organisation for Economic Co-operation and Development’s (“OECD”) actions adopted internationally, could impact our financial results in future periods.

As of October 28, 2022, we had $225 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $140 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $140 million have been recorded in other long-term liabilities.

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

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Numerator:
Net income	$750	$224	$964	$426
Denominator:
Shares used in basic computation	217	223	219	223
Dilutive impact of employee equity award plans	3	6	3	6
Shares used in diluted computation	220	229	222	229
Net Income per Share:
Basic	$3.46	$1.00	$4.40	$1.91
Diluted	$3.41	$0.98	$4.34	$1.86

Six million and five million shares from outstanding employee awards each were excluded from the diluted net income per share calculation for the three and six months ended October 28, 2022, respectively, as their inclusion would have been anti-dilutive. No potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the three and six months ended October 29, 2021.

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Three Months Ended October 28, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$837	$—	$837
Support revenues	607	—	607
Professional and other services revenues	77	—	77
Public cloud revenues	—	142	142
Net revenues	1,521	142	1,663
Cost of product revenues	417	—	417
Cost of support revenues	45	—	45
Cost of professional and other services revenues	54	—	54
Cost of public cloud revenues	—	45	45
Segment cost of revenues	516	45	561
Segment gross profit	$1,005	$97	$1,102
Segment gross margin	66.1%	68.3%	66.3%
Unallocated cost of revenues[1]			15
Total gross profit			$1,087
Total gross margin			65.4%
[1] Unallocated cost of revenues are composed of $5 million of stock-based compensation expense and $10 million of amortization of intangible assets.

	Three Months Ended October 29, 2021
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$814	$—	$814
Support revenues	590	—	590
Professional and other services revenues	75	—	75
Public cloud revenues	—	87	87
Net revenues	1,479	87	1,566
Cost of product revenues	369	—	369
Cost of support revenues	48	—	48
Cost of professional and other services revenues	54	—	54
Cost of public cloud revenues	—	25	25
Segment cost of revenues	471	25	496
Segment gross profit	$1,008	$62	$1,070
Segment gross margin	68.2%	71.3%	68.3%
Unallocated cost of revenues[1]			11
Total gross profit			$1,059
Total gross margin			67.6%
[1] Unallocated cost of revenues are composed of $4 million of stock-based compensation expense and $7 million of amortization of intangible assets.

	Six Months Ended October 28, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$1,623	$—	$1,623
Support revenues	1,205	—	1,205
Professional and other services revenues	153	—	153
Public cloud revenues	—	274	274
Net revenues	2,981	274	3,255
Cost of product revenues	812	—	812
Cost of support revenues	88	—	88
Cost of professional and other services revenues	106	—	106
Cost of public cloud revenues	—	85	85
Segment cost of revenues	1,006	85	1,091
Segment gross profit	$1,975	$189	$2,164
Segment gross margin	66.3%	69.0%	66.5%
Unallocated cost of revenues[1]			31
Total gross profit			$2,133
Total gross margin			65.5%
[1] Unallocated cost of revenues are composed of $10 million of stock-based compensation expense and $21 million of amortization of intangible assets.

	Six Months Ended October 29, 2021
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$1,544	$—	$1,544
Support revenues	1,168	—	1,168
Professional and other services revenues	146	—	146
Public cloud revenues	—	166	166
Net revenues	2,858	166	3,024
Cost of product revenues	695	—	695
Cost of support revenues	96	—	96
Cost of professional and other services revenues	105	—	105
Cost of public cloud revenues	—	48	48
Segment cost of revenues	896	48	944
Segment gross profit	$1,962	$118	$2,080
Segment gross margin	68.6%	71.1%	68.8%
Unallocated cost of revenues[1]			22
Total gross profit			$2,058
Total gross margin			68.1%
[1] Unallocated cost of revenues are composed of $8 million of stock-based compensation expense and $14 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
United States, Canada and Latin America (Americas)	$889	$868	$1,745	$1,654
Europe, Middle East and Africa (EMEA)	535	461	1,035	915
Asia Pacific (APAC)	239	237	475	455
Net revenues	$1,663	$1,566	$3,255	$3,024

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $769 million and $773 million during the three months ended October 28, 2022 and October 29, 2021, respectively, and were $1,527 million and $1,469 million during the six months ended October 28, 2022 and October 29, 2021, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	October 28, 2022	April 29, 2022
U.S.	$1,590	$1,820
International	1,443	2,314
Total	$3,033	$4,134

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 28, 2022	April 29, 2022
U.S.	$431	$392
International	230	210
Total	$661	$602

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Arrow Electronics, Inc.	24%	24%	25%	24%
Tech Data Corporation	20%	20%	20%	20%

The following customers accounted for 10% or more of accounts receivable in at least one of the periods presented:

	October 28, 2022	April 29, 2022
Arrow Electronics, Inc.	15%	10%
Tech Data Corporation	19%	19%

15. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of October 28, 2022, we had approximately $0.6 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 28, 2022 and April 29, 2022, such liability amounted to $20 million and $18 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of October 28, 2022, we had approximately $0.3 billion in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $10 million and $38 million of receivables during the first six months ended October 28, 2022 and October 29, 2021, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of October 28, 2022 and April 29, 2022, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of October 28, 2022, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

On August 14, 2019, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming as defendants NetApp and certain of our executive officers. The complaint alleges that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, by making materially false or misleading statements with respect to our financial guidance for fiscal 2020, as provided on May 22, 2019. Members of the alleged class are purchasers of the Company’s stock between May 22, 2019 and August 1, 2019, the date we provided revised financial guidance for fiscal 2020. The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of the revised guidance on August 1, 2019. The defendants' Motion to Dismiss was granted and on February 26, 2021 and the judge entered judgment in favor of NetApp and the other defendants. On March 26, 2021, plaintiffs filed a notice of appeal. The parties subsequently engaged in settlement discussions, and on July 30, 2021 entered into a Memorandum of Understanding (MOU) providing for the settlement of the class action. Pursuant to the terms of the MOU, NetApp has agreed to pay approximately $2.0 million in connection with the settlement, and this amount was accrued during the three months ended July 30, 2021. The parties subsequently executed a stipulation of settlement, which contains no admission of liability, wrongdoing or responsibility by any of the parties, and which provides that the class action will be dismissed with prejudice, with mutual releases by all parties, upon final court approval. On September 24, 2021, plaintiff filed an unopposed motion seeking court approval of the settlement. On May 2, 2022, the court preliminarily approved the settlement. On September 1, 2022, the court held a final approval hearing, approved the settlement and dismissed the case with prejudice.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of October 28, 2022 related to such matters.

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

Global Business Environment

Macroeconomic Conditions

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad have resulted, and could continue to result in adverse macroeconomic conditions, including inflation, rising interest rates, foreign exchange volatility, slower growth or recession. In particular, during the first six months of fiscal 2023, we continued to experience inflationary pressure, constraints in our supply chain and foreign exchange volatility. We also observed a slowdown in customer demand during the second quarter of fiscal 2023 as a result of continuing global economic uncertainty.

Ongoing supply chain constraints, which substantially began to impact us in the second half of fiscal 2022, led to higher product component and freight costs in the first six months of fiscal 2023 than incurred in the first six months of fiscal 2022, and increased our cost of revenues. Supply chain constraints also delayed our ability to fulfill certain customer orders during the first six months of fiscal 2023.

If these macroeconomic uncertainties or supply chain challenges persist or worsen in the second half of fiscal 2023, we may continue to observe reduced customer demand for our offerings, increased competition for critical components, challenges fulfilling certain customer orders or continued increases in component and freight costs, any of which could impact our operating results, including our ability to achieve historical levels of revenue growth.

COVID-19

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in many of the regions in which we sell our products and services and conduct our business operations. We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. Since March 2020, the vast majority of our employees have been working remotely.

Russia Sanctions

Beginning in February 2022, in response to Russian military actions in Ukraine, the U.S. and other countries imposed sanctions on Russia, and we suspended business operations, including sales, support on existing contracts and professional services, in Russia and Belarus. In the second quarter of fiscal 2023, we discontinued business operations in Russia, Belarus, and certain regions of Ukraine. The impact of these actions was not significant to our results in either the second quarter or first six months of fiscal 2023.

The magnitude and duration of the disruption to our business, and impact to our operational and financial performance of the factors above remain uncertain. Refer to Part II, Item 1A. – Risk Factors for the significant risks we have identified related to the global business environment.

Stock Repurchase and Dividend Activity

During the first six months of fiscal 2023, we repurchased approximately 7 million shares of our common stock at an average price of $67.70 per share, for an aggregate of $500 million. We also declared aggregate cash dividends of $0.50 per share in that period, for which we paid $218 million.

Restructuring Events

In the first six months of fiscal 2023, we executed a restructuring plan to redirect resources to highest return activities, and also continued restructuring activities related to the establishment of an international headquarters. Aggregate restructuring charges incurred under these two plans during the second quarter and first six months totaled $11 million and $22 million, respectively.

As part of the establishment of our international headquarters, we executed an intra-entity transfer of certain intellectual property which resulted in the recognition of a discrete tax benefit of $524 million in the second quarter of fiscal 2023.

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

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net revenues:
Product	50%	52%	50%	51%
Services	50	48	50	49
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	25	24	25	23
Cost of services	10	9	9	9
Gross profit	65	68	66	68
Operating expenses:
Sales and marketing	29	30	29	30
Research and development	15	14	15	14
General and administrative	4	5	4	5
Restructuring charges	1	—	1	1
Acquisition-related expense	—	—	—	—
Total operating expenses	48	49	49	50
Income from operations	17	19	16	18
Other income (expense), net	1	(1)	1	(1)
Income before income taxes	18	18	18	17
(Benefit) provision for income taxes	(27)	4	(12)	3
Net income	45%	14%	30%	14%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
Net revenues	$1,663	$1,566	6%	$3,255	$3,024	8%

The increase in net revenues for the second quarter and first six months of fiscal 2023 compared to the corresponding periods of fiscal 2022 was due to an increase in both product revenues and services revenues. Product revenues as a percentage of net revenues decreased by less than two percentage points in the second quarter and first six months of fiscal 2023, respectively, compared to the corresponding periods of fiscal 2022. Fluctuations in foreign currency exchange rates adversely impacted net revenues percent growth by approximately five percentage points in both the second quarter and first six months of fiscal 2023 compared to the corresponding periods of fiscal 2022.

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
Product revenues	$837	$814	3%	$1,623	$1,544	5%
Hardware (Non-GAAP)	342	339	1%	652	655	—%
Software (Non-GAAP)	495	475	4%	971	889	9%

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

Total product revenues increased in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of the prior year primarily driven by an increase in sales of hybrid systems, despite the unfavorable impact from foreign exchange rate fluctuations.

Revenues from the hardware component of product revenues represented 41% and 40% of product revenues in the second quarter and first six months of fiscal 2023, compared to 42% of product revenues in the corresponding periods of the prior year. The software component of product revenues represented 59% and 60% of product revenues in the second quarter and first six months of fiscal 2023, compared to 58% of product revenues in the corresponding periods of the prior year. The increase in the software component percentage of product revenues in the second quarter and first six months of fiscal 2023 was primarily due to the mix of systems sold.

Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
Services revenues	$826	$752	10%	$1,632	$1,480	10%
Support	607	590	3%	1,205	1,168	3%
Professional and other services	77	75	3%	153	146	5%
Public cloud	142	87	63%	274	166	65%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of the prior year, primarily due to growth in sales of all-flash systems (which carry a higher support dollar content than our other products) in recent periods, and a higher aggregate support contract value for our installed based in the current year, despite the unfavorable impact from foreign exchange rate fluctuations.

Professional and other services revenues increased in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of the prior year primarily due to an increase in demand from increased product sales.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings primarily delivered as-a-service, which include cloud storage and data services, and cloud operations services.

Public Cloud revenues increased in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of the prior year primarily due to strong customer demand for NetApp’s diversified cloud offerings, coupled with overall growth in the cloud market, and the acquisitions of Instaclustr early in the first quarter of fiscal 2023 and CloudCheckr in the third quarter of fiscal 2022.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
Cost of product revenues	$418	$372	12%	$815	$701	16%
Hybrid Cloud	417	369	13%	812	695	17%
Unallocated	1	3	(67)%	3	6	(50)%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 50% of product revenues for the second quarter and first six months of fiscal 2023 compared to 46% and 45% for the corresponding periods of fiscal 2022. Materials costs represented 95% and 94% of cost of Hybrid Cloud product revenues for the second quarter and first six months of fiscal 2023, respectively, compared to 92% and 91% for the corresponding periods of fiscal 2022.

Materials costs increased by approximately $54 million and $126 million in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of the prior year, reflecting the increases in product revenues, the mix of systems sold, and higher component and freight costs as a result of COVID-19 related supply chain challenges.

Hybrid Cloud product gross margins decreased by approximately four percentage points and five percentage points in the second quarter and first six months of fiscal 2023, respectively, compared to the corresponding periods of the prior year, primarily due to the impact of higher component and freight costs, and the adverse impacts of fluctuations in foreign currency exchange rates on product revenues.

Unallocated

Unallocated cost of product revenues decreased in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of the prior year due to certain intangible assets becoming fully amortized during the first quarter of fiscal 2023.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
Cost of services revenues	$158	$135	17%	$307	$265	16%
Support	45	48	(6)%	88	96	(8)%
Professional and other services	54	54	—%	106	105	1%
Public cloud	45	25	80%	85	48	77%
Unallocated	14	8	75%	28	16	75%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, decreased in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of fiscal 2022. Cost of Hybrid Cloud services revenues represented approximately 14% of Hybrid Cloud services revenues in the second quarter and first six months of fiscal 2023, compared to 15% for the corresponding periods of fiscal 2022.

Hybrid Cloud support gross margins increased by one percentage point in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of the prior year due to growth in support revenues achieved with a slightly reduced cost base resulting from operational efficiencies. Hybrid Cloud professional and other services gross margins increased by two percentage points and three percentage points in the second quarter and first six months of fiscal 2023, respectively, compared to the corresponding periods of the prior year due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues increased in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of fiscal 2022 reflecting the increase in Public Cloud revenues. Public Cloud gross margins decreased by three percentage points and two percentage points in the second quarter and first six months of fiscal 2023, respectively, compared to the corresponding periods of fiscal 2022, primarily due to the mix of offerings provided.

Unallocated

Unallocated cost of services revenues increased in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of the prior year due to our acquisitions of Instaclustr in the first quarter of fiscal 2023 and CloudCheckr in the third quarter of fiscal 2022, which resulted in higher amortization expense from acquired intangible assets.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the second quarter and first six months of fiscal 2023 totaled $789 million, or 47% of net revenues, and $1,559 million, or 48% of net revenues, respectively, reflecting a decrease of one percentage point each, compared to the corresponding periods of fiscal 2022, primarily as a result of scaling our cost structure as revenues grow.

While fluctuations in foreign currency exchange rates adversely impacted net revenues in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of fiscal 2022, they favorably impacted operating expenses by approximately 4% and 3%, respectively.

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in operating expenses increased by $30 million, or 7%, in the second quarter of fiscal 2023 compared to the corresponding period of the prior year, primarily as a result of a 12% increase in average headcount.

Total compensation costs included in operating expenses increased by $86 million, or 10%, in the first six months of fiscal 2023 compared to the corresponding period of the prior year, primarily as a result of an 11% increase in average headcount.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
Sales and marketing expenses	$479	$465	3%	$937	$916	2%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2023 to Fiscal 2022	Fiscal 2023 to Fiscal 2022
Compensation costs	2	3
Commissions	(2)	(2)
Travel and entertainment	2	1
Other	1	—
Total change	3	2

The increase in compensation costs for the second quarter and first six months of fiscal 2023, compared to the corresponding periods of the prior year reflected an increase in average headcount of approximately 10% and 9%, respectively. The expansion of our sales and marketing teams are expected to support our ability to execute on key market opportunities. The impact of the increase in headcount was partially offset by the impact of foreign exchange rate fluctuations.

The decrease in commissions expense for the second quarter and first six months of fiscal 2023 compared to the corresponding periods of the prior year was primarily due to lower performance against sales goals.

Travel and entertainment expense increased in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of the prior year as COVID-19 related travel restrictions eased.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
Research and development expenses	$243	$216	13%	$483	$426	13%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2023 to Fiscal 2022	Fiscal 2023 to Fiscal 2022
Compensation costs	9	12
Development projects and outside services	2	1
Other	2	—
Total change	13	13

The increase in compensation costs for the second quarter and first six months of fiscal 2023 compared to the corresponding periods in the prior year was primarily attributable to an increase in average headcount of 16% and 14%, respectively. The expansion of our research and development teams are expected to support our ability to continue expanding and enhancing our portfolio offerings. The impact of the increase in headcount was partially offset by the impact of foreign exchange rate fluctuations.

The increase in development projects and outside services for the second quarter and first six months of fiscal 2023 compared to the corresponding periods in the prior year was primarily due to the higher spending on certain engineering projects.

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
General and administrative expenses	$67	$76	(12)%	$139	$142	(2)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2023 to Fiscal 2022	Fiscal 2023 to Fiscal 2022
Compensation costs	(1)	3
Professional and legal fees and outside services	(8)	(3)
Facilities and IT support costs	(7)	(5)
Other	4	3
Total change	(12)	(2)
The decrease in compensation costs in the second quarter of fiscal 2023 compared to the corresponding period of the prior year was primarily attributable to lower incentive compensation expense, partially offset by the increase in salaries, benefits and stock-based compensation expenses.

The increase in compensation costs in the first six months of fiscal 2023 compared to the corresponding periods of the prior year was primarily attributable to the increase in salaries, benefits and stock-based compensation expenses, partially offset by the decrease in incentive compensation expense.

The decrease in professional and legal fees and outside services expense in the second quarter and the first six months of fiscal 2023 was primarily due to lower spending on business transformation projects and a decrease in legal fees.

The decrease in facilities and IT support costs in the second quarter and first six months of fiscal 2023 was primarily related to lower spending for certain IT projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
Restructuring charges	$11	$7	57%	$22	$29	(24)%

In the second quarter and first six months of fiscal 2023, we recognized $11 million and $22 million, respectively, in restructuring charges, which consisted primarily of severance-related costs, legal costs and tax-related consulting costs, for ongoing restructuring activities related to the establishment of an international headquarters in Cork, Ireland, and a restructuring plan in the first six months of fiscal 2023 to redirect resources to highest return activities which resulted in a reduction of our global workforce by approximately 1%.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
Acquisition-related expense	$5	$1	NM	$15	$2	NM

NM – Not Meaningful

Acquisition-related expenses, primarily legal and consulting fees, totaled $5 million and $15 million in the second quarter and first six months of fiscal 2023, respectively, and were primarily related to our acquisition of Instaclustr US Holding, Inc.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
Interest income	$14	$1	NM	$21	$3	NM
Interest expense	(17)	(18)	(6)%	(35)	(36)	(3)%
Other, net	26	3	NM	52	7	NM
Total	$23	$(14)	NM	$38	$(26)	NM

NM – Not Meaningful

Interest income increased in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of the prior year due primarily to higher yields earned on our cash and investments. Interest expense remained flat in the second quarter and first six months of fiscal 2023 compared to the corresponding periods of fiscal 2022.

In the second quarter of fiscal 2023, Other, net includes $21 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. Other, net for the first six months of fiscal 2023 also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million. The remaining differences in Other, net for the second quarter and first six months of fiscal 2023 as compared to the corresponding periods of the prior year are partially due to foreign exchange gains and losses year-over-year.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2022	October 29, 2021	% Change	October 28, 2022	October 29, 2021	% Change
(Benefit) provision for income taxes	$(445)	$56	NM	$(389)	$91	NM

NM – Not Meaningful

Our effective tax rate for the three and six months ended October 28, 2022, decreased compared to the corresponding periods of the prior year, primarily due to the discrete tax benefit resulting from an intra-entity asset transfer of certain IP.

During the second quarter of fiscal 2023, we completed an intra-entity asset transfer of certain IP to our international headquarters (the “IP Transfer”). The transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $524 million during the second quarter of fiscal 2023. Management applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset. With the assistance of third-party valuation specialists, the fair value of the IP was determined principally based on the present value of projected cash flows related to the IP which reflects management’s assumptions regarding projected revenues, expenses and a discount rate. The tax-deductible amortization related to the transferred IP rights will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely. The deferred tax asset and the tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. We expect to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset quarterly. Any Organisation for Economic Co-operation and Development’s (“OECD”) actions adopted internationally, could impact our financial results in future periods. The impact of the transaction to net cash provided by or used in operating, investing and financing activities on the condensed consolidated statements of cash flows during the quarter ended October 28, 2022, was not material.

As of October 28, 2022, we had $225 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $140 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $140 million have been recorded in other long-term liabilities.

Liquidity, Capital Resources and Cash Requirements

(In millions)	October 28, 2022	April 29, 2022
Cash, cash equivalents and short-term investments	$3,033	$4,134
Principal amount of debt	$2,400	$2,650

The following is a summary of our cash flow activities:

	Six Months Ended
(In millions)	October 28, 2022	October 29, 2021
Net cash provided by operating activities	$495	$540
Net cash used in investing activities	(916)	(85)
Net cash used in financing activities	(979)	(461)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43)	(13)
Net change in cash, cash equivalents and restricted cash	$(1,443)	$(19)

Cash Flows

As of October 28, 2022, our cash, cash equivalents and short-term investments were $3.0 billion, which represents a decrease of $1.1 billion for the first six months of fiscal 2023. The decrease was primarily due to $491 million, net of cash acquired, used for the acquisition of a privately-held company, $500 million paid for the repurchase of our common stock, $218 million used for the payment of dividends and $250 million repayment of our Senior Notes, partially offset by $495 million provided by operating activities. Net working capital was $1.2 billion as of October 28, 2022, a reduction of $784 million when compared to April 29, 2022, primarily due to the decrease in cash, cash equivalents and short-term investments discussed above.

Cash Flows from Operating Activities

During the first six months of fiscal 2023, we generated cash from operating activities of $495 million, reflecting net income of $964 million which was reduced by $524 million for non-cash deferred tax benefits and increased for non-cash depreciation and amortization expense of $117 million and non-cash stock-based compensation expense of $145 million, compared to $540 million of cash generated from operating activities during the first six months of fiscal 2022.

Significant changes in assets and liabilities in the first six months of fiscal 2023 included the following:

•
Accounts receivable decreased $313 million, reflecting typical lower billings in the first six months of fiscal 2023 compared to the last six months of fiscal 2022.
•
Accrued expenses decreased by $108 million, primarily due to employee compensation payouts related to fiscal year 2022 incentive compensation and commissions plans.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipping linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, and the timing and amount of compensation, income taxes and other payments.

Cash Flows from Investing Activities

During the first six months of fiscal 2023, we used $342 million for the purchases of investments, net of maturities and sales, and paid $142 million for capital expenditures, as compared to the same period of fiscal 2022, in which we generated $26 million from maturities and sales of investments, net of purchases, and paid $97 million for capital expenditures. During the first six months of fiscal 2023, we paid approximately $491 million, net of cash acquired for a privately-held company, as compared to $14 million, net of cash acquired, that we paid for a privately-held company in the first six months of fiscal 2022. Additionally, we received proceeds of $59 million from the sale of one of our minority investments during the first six months of fiscal 2023.

Cash Flows from Financing Activities

During the first six months of fiscal 2023, cash flows used in financing activities totaled $979 million and include $500 million for the repurchase of approximately 7 million shares of common stock, $218 million for the payment of dividends and $250 million to redeem our Senior Notes due in December 2022. During the first six months of fiscal 2022, cash flows used in financing activities totaled $461 million and included $225 million for the repurchase of approximately 3 million shares of common stock and $224 million for the payment of dividends.

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

Liquidity

Our principal sources of liquidity as of October 28, 2022 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	October 28, 2022	April 29, 2022
Cash and cash equivalents	$2,669	$4,112
Short-term investments	364	22
Total	$3,033	$4,134

As of October 28, 2022 and April 29, 2022, $1.4 billion and $2.3 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.6 billion and $1.8 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 28, 2022.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 28, 2022 (in millions):

Amount
3.30% Senior Notes Due September 2024	$400
1.875% Senior Notes Due June 2025	750
2.375% Senior Notes Due June 2027	550
2.70% Senior Notes Due June 2030	700
Total	$2,400

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 7 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements.

On September 15, 2022, we extinguished our 3.25% Senior Notes due December 2022 for an aggregate cash redemption price of $252 million, comprised of the principal and unpaid interest.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of October 28, 2022.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of October 28, 2022, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2023 to be between $100 million and $200 million.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. As of October 28, 2022, outstanding payments related to the transition tax are estimated to be approximately $303 million of which $88 million, $115 million and $100 million are expected to be paid during fiscal 2024, fiscal 2025 and fiscal 2026, respectively. During the first six months of fiscal 2023, transition tax payments totaled $48 million. Our estimates for future transition tax payments, however, could change with further guidance or review from U.S. federal and state tax authorities or other regulatory bodies.

Dividends and Stock Repurchase Program

On November 21, 2022, we declared a cash dividend of $0.50 per share of common stock, payable on January 25, 2023, to holders of record as of the close of business on January 6, 2023.

As of October 28, 2022, our Board of Directors had authorized the repurchase of up to $15.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through October 28, 2022, we repurchased a total of 355 million shares of our common stock at an average price of $40.52 per share, for an aggregate purchase price of $14.4 billion. As of October 28, 2022, the remaining authorized amount for stock repurchases under this program was $0.7 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled approximately $0.9 billion at October 28, 2022.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $10 million and $38 million of receivables during the first six months of fiscal 2023 and fiscal 2022, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of October 28, 2022 and April 29, 2022, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of October 28, 2022, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

The summary of significant accounting policies is included under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our fiscal 2022 Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report, except with respect to Income Taxes, specifically estimates related to the intra-entity asset transfer of the IP to our international headquarters during the second quarter of fiscal 2023. The following are the key estimates and assumptions and corresponding uncertainties for estimating the value of the IP:

	Key Estimates and Assumptions		Key Uncertainties

•

The assessment of the fair value of the IP transferred to our international headquarters is based on factors that market participants would use in an orderly transaction in accordance with the accounting guidance for the fair value measurement of nonfinancial assets and transfer pricing principles from the Organisation for Economic Co-operation and Development.

The valuation of our IP is principally based on estimates of the future performance and cash flows expected to be generated through use of the IP.

•

While we employ experts to determine the fair value of IP, its fair value is based on significant management assumptions and estimates, which are inherently uncertain and highly subjective and as a result, actual results may differ from estimates. If different assumptions were to be used, it could materially impact the IP valuation. Volatile macroeconomic and market conditions caused by the COVID-19 pandemic have increased the level of uncertainty and subjectivity of certain management assumptions and estimates.

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

Interest Rate Risk

Fixed Income Investments — As of October 28, 2022, we had fixed income debt investments of $364 million and certificates of deposit of $31 million. Our fixed income debt investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These fixed income debt investments, which consist primarily of corporate bonds and U.S. Treasury and government debt securities, and our certificates of deposit are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of October 28, 2022 would have resulted in a decrease in the fair value of our fixed-income securities of less than $1 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of October 28, 2022, we have outstanding $2.4 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 7 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of October 28, 2022, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 28, 2022, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Continuing uncertain economic and political conditions restrict our visibility and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad, such as inflation, foreign exchange volatility and potential economic recession, have, among other things, limited our ability to forecast future demand for our products, contributed to increased periodic volatility in the computer, storage and networking industries at large, as well as the IT market, impacted availability of supplies and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs or other barriers to global trade, changes to fiscal and monetary policy and higher interest rates, could materially adversely impact our business and operating results. In fiscal 2023, the global economic uncertainty has had, and could continue to have, a material adverse impact on the demand for our products. In addition, the constraints in our supply chain, including higher component and freight costs, have resulted, and could continue to result in, increased costs of revenue and the delay in fulfillment of certain customer orders. Consequently, these concerns have challenged our business and we expect them to continue to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions have resulted, and may in the future again result, in failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

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

Our effective tax rate could also be adversely affected by changes in tax laws and regulations and interpretations of such laws and regulations, which in turn would negatively impact our earnings and cash and cash equivalent balances we currently maintain. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition. For example, on August 16, 2022, the U.S. enacted the Inflation Reduction Act, which includes a corporate minimum tax and a 1% excise tax on net stock repurchases. We continue to evaluate the impacts of changes in tax laws and regulations on our business.

We are routinely subject to income tax audits in the U.S. and several foreign tax jurisdictions. If the ultimate determination of income taxes or at-source withholding taxes assessed under these audits results in amounts in excess of the tax provision we have recorded or reserved for, our operating results, financial condition and cash flows could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 28, 2022:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 30, 2022 - Aug 26, 2022	599	$73.22	353,050	$858
Aug 27, 2022 - Sept 23, 2022	624	$71.11	353,674	$814
Sept 24, 2022 - Oct 28, 2022	959	$64.39	354,633	$752
Total	2,182	$68.74

In May 2003, our Board of Directors approved a stock repurchase program. As of October 28, 2022, our Board of Directors has authorized the repurchase of up to $15.1 billion of our common stock. Since the May 13, 2003 inception of the program through October 28, 2022, we repurchased a total of 355 million shares of our common stock for an aggregate purchase price of $14.4 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

Date: December 1, 2022