Form 10-Q
period 2023-01-27
NetApp, Inc.
filed 2023-03-01
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2023

or

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

As of February 22, 2023, there were 213,904,711 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2023 NetApp, Inc. All Rights Reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, and the marks listed at http://www.netapp.com/TM are trademarks of NetApp, Inc. Other company and product names may be trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 27, 2023	April 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,640	$4,112
Short-term investments	501	22
Accounts receivable	821	1,230
Inventories	175	204
Other current assets	403	377
Total current assets	4,540	5,945
Property and equipment, net	667	602
Goodwill	2,767	2,346
Other intangible assets, net	198	142
Other non-current assets	1,538	991
Total assets	$9,710	$10,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$432	$607
Accrued expenses	835	925
Current portion of long-term debt	—	250
Short-term deferred revenue and financed unearned services revenue	2,126	2,171
Total current liabilities	3,393	3,953
Long-term debt	2,388	2,386
Other long-term liabilities	737	788
Long-term deferred revenue and financed unearned services revenue	2,090	2,061
Total liabilities	8,608	9,188

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 214 and 220 shares issued and outstanding as of January 27, 2023 and April 29, 2022, respectively	889	760
Retained earnings	268	122
Accumulated other comprehensive loss	(55)	(44)
Total stockholders' equity	1,102	838
Total liabilities and stockholders' equity	$9,710	$10,026

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Net revenues:
Product	$682	$846	$2,305	$2,390
Services	844	768	2,476	2,248
Net revenues	1,526	1,614	4,781	4,638
Cost of revenues:
Cost of product	367	407	1,182	1,108
Cost of services	158	134	465	399
Total cost of revenues	525	541	1,647	1,507
Gross profit	1,001	1,073	3,134	3,131
Operating expenses:
Sales and marketing	450	461	1,387	1,377
Research and development	230	220	713	646
General and administrative	59	65	198	207
Restructuring charges	87	—	109	29
Acquisition-related expense	3	6	18	8
Total operating expenses	829	752	2,425	2,267
Income from operations	172	321	709	864
Other income (expense), net	5	(15)	43	(41)
Income before income taxes	177	306	752	823
Provision (benefit) for income taxes	112	54	(277)	145
Net income	$65	$252	$1,029	$678
Net income per share:
Basic	$0.30	$1.13	$4.72	$3.04
Diluted	$0.30	$1.10	$4.66	$2.96
Shares used in net income per share calculations:
Basic	216	223	218	223
Diluted	219	229	221	229

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Net income	$65	$252	$1,029	$678
Other comprehensive income (loss):
Foreign currency translation adjustments	12	(3)	(6)	(11)
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	—	—	—	(1)
Unrealized gains on cash flow hedges:
Unrealized holding (losses) gains arising during the period	(11)	4	(7)	6
Reclassification adjustments for losses (gains) included in net income	6	(4)	2	(5)
Other comprehensive income (loss)	7	(3)	(11)	(11)
Comprehensive income	$72	$249	$1,018	$667

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 27, 2023	January 28, 2022
Cash flows from operating activities:
Net income	$1,029	$678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	143
Non-cash operating lease cost	40	40
Stock-based compensation	238	179
Deferred income taxes	(577)	(66)
Other items, net	(69)	(35)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	425	137
Inventories	29	(53)
Other operating assets	(8)	—
Accounts payable	(173)	10
Accrued expenses	(117)	(207)
Deferred revenue and financed unearned services revenue	(47)	46
Long-term taxes payable	(82)	(66)
Other operating liabilities	2	(6)
Net cash provided by operating activities	872	800
Cash flows from investing activities:
Purchases of investments	(762)	(7)
Maturities, sales and collections of investments	288	43
Purchases of property and equipment	(200)	(158)
Acquisitions of businesses, net of cash acquired	(491)	(359)
Other investing activities, net	60	—
Net cash used in investing activities	(1,105)	(481)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	108	105
Payments for taxes related to net share settlement of stock awards	(74)	(69)
Repurchase of common stock	(700)	(350)
Repayments and extinguishment of debt	(250)	—
Dividends paid	(326)	(335)
Other financing activities, net	(2)	(2)
Net cash used in financing activities	(1,244)	(651)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(26)
Net change in cash, cash equivalents and restricted cash	(1,473)	(358)
Cash, cash equivalents and restricted cash:
Beginning of period	4,119	4,535
End of period	$2,646	$4,177

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended January 27, 2023
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, October 28, 2022	217	$765	$499	$(62)	$1,202
Net income	—	—	65	—	65
Other comprehensive income	—	—	—	7	7
Issuance of common stock under employee stock award plans, net of taxes	—	43	—	—	43
Repurchase of common stock	(3)	(12)	(188)	—	(200)
Stock-based compensation	—	93	—	—	93
Cash dividends declared ($0.50 per common share)	—	—	(108)	—	(108)
Balances, January 27, 2023	214	$889	$268	$(55)	$1,102

	Three Months Ended January 28, 2022
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, October 29, 2021	223	$603	$194	$(38)	$759
Net income	—	—	252	—	252
Other comprehensive loss	—	—	—	(3)	(3)
Issuance of common stock under employee stock award plans, net of taxes	1	46	—	—	46
Repurchase of common stock	(1)	(4)	(121)	—	(125)
Stock-based compensation	—	64	—	—	64
Cash dividends declared ($0.50 per common share)	—	—	(111)	—	(111)
Balances, January 28, 2022	223	$709	$214	$(41)	$882

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended January 27, 2023
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 29, 2022	220	$760	$122	$(44)	$838
Net income	—	—	1,029	—	1,029
Other comprehensive loss	—	—	—	(11)	(11)
Issuance of common stock under employee stock award plans, net of taxes	4	34	—	—	34
Repurchase of common stock	(10)	(37)	(663)	—	(700)
Stock-based compensation	—	238	—	—	238
Cash dividends declared ($1.50 per common share)	—	(106)	(220)	—	(326)
Balances, January 27, 2023	214	$889	$268	$(55)	$1,102

	Nine Months Ended January 28, 2022
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 30, 2021	222	$504	$211	$(30)	$685
Net income	—	—	678	—	678
Other comprehensive loss	—	—	—	(11)	(11)
Issuance of common stock under employee stock award plans, net of taxes	5	36	—	—	36
Repurchase of common stock	(4)	(10)	(340)	—	(350)
Stock-based compensation	—	179	—	—	179
Cash dividends declared ($1.50 per common share)	—	—	(335)	—	(335)
Balances, January 28, 2022	223	$709	$214	$(41)	$882

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 29, 2022 contained in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 27, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

3. Business Combinations

Fiscal 2023 Acquisition

Instaclustr Acquisition

On May 20, 2022, we acquired all the outstanding shares of privately-held Instaclustr US Holding, Inc. (Instaclustr) for approximately $498 million. Instaclustr is a leading platform provider of fully managed open-source database, pipeline and workflow applications delivered as-a-service.

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

Fiscal 2022 Acquisitions

Fylamynt Acquisition

On February 18, 2022, we acquired all the outstanding shares of privately-held NeurOps Inc. (which operated under the name "Fylamynt") for approximately $27 million in cash, of which $22 million was paid at closing. The purchase price includes $5 million related to an indemnity holdback provision, of which $4 million was paid in the fourth quarter of fiscal 2023. Fylamynt is an innovative CloudOps automation technology company that enables customers to build, run, manage and analyze workflows securely in any cloud with little to no code.

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
4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 29, 2022	$2,346
Additions	421
Balance as of January 27, 2023	$2,767

The goodwill addition of $421 million related to the acquisition of Instaclustr has been allocated to our Public Cloud segment.

Goodwill by reportable segment as of January 27, 2023 is as follows (in millions):

Amount
Hybrid Cloud	$1,714
Public Cloud	1,053
Total goodwill	$2,767

Purchased intangible assets, net are summarized below (in millions):

	January 27, 2023			April 29, 2022
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$212	$(97)	$115	$157	$(65)	$92
Customer contracts/relationships	118	(38)	80	68	(20)	48
Other purchased intangibles	6	(3)	3	4	(2)	2
Total purchased intangible assets	$336	$(138)	$198	$229	$(87)	$142

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statements of
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022	Income Classification
Developed technology	$10	$9	$31	$23	Cost of revenues
Customer contracts/relationships	7	4	19	7	Operating expenses
Other purchased intangibles	—	—	1	2	Operating expenses
Total	$17	$13	$51	$32

As of January 27, 2023, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2023 (remainder)	$17
2024	57
2025	55
2026	39
2027	29
2028	1
Total	$198

5. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	January 27, 2023	April 29, 2022
Cash and cash equivalents	$2,640	$4,112
Restricted cash	6	7
Cash, cash equivalents and restricted cash	$2,646	$4,119

Inventories (in millions):

	January 27, 2023	April 29, 2022
Purchased components	$84	$131
Finished goods	91	73
Inventories	$175	$204

Property and equipment, net (in millions):

	January 27, 2023	April 29, 2022
Land	$46	$46
Buildings and improvements	357	353
Leasehold improvements	93	92
Computer, production, engineering and other equipment	1,050	904
Computer software	329	316
Furniture and fixtures	86	76
Construction-in-progress	51	65
	2,012	1,852
Accumulated depreciation and amortization	(1,345)	(1,250)
Property and equipment, net	$667	$602

Other non-current assets (in millions):

	January 27, 2023	April 29, 2022
Deferred tax assets	$938	$362
Operating lease ROU assets	289	294
Other assets	311	335
Other non-current assets	$1,538	$991

Other non-current assets as of January 27, 2023 and April 29, 2022 include $79 million and $73 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies. Our sales to LNTL are conducted on terms equivalent to those prevailing in an arm’s length transaction.

Accrued expenses (in millions):

	January 27, 2023	April 29, 2022
Accrued compensation and benefits	$341	$462
Product warranty liabilities	17	17
Operating lease liabilities	48	47
Other current liabilities	429	399
Accrued expenses	$835	$925

Other long-term liabilities (in millions):

	January 27, 2023	April 29, 2022
Liability for uncertain tax positions	$141	$131
Income taxes payable	215	303
Product warranty liabilities	8	9
Operating lease liabilities	254	257
Other liabilities	119	88
Other long-term liabilities	$737	$788

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services revenue balance as reported in our condensed consolidated balance sheets (in millions):

	January 27, 2023	April 29, 2022
Deferred product revenue	$21	$31
Deferred services revenue	4,146	4,140
Financed unearned services revenue	49	61
Total	$4,216	$4,232

Reported as:
Short-term	$2,126	$2,171
Long-term	2,090	2,061
Total	$4,216	$4,232

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

During the nine months ended January 27, 2023, we recognized revenue of $1,751 million that was included in the deferred revenue and financed unearned services revenue balance as of April 29, 2022.

As of January 27, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied approximated our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 50% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 24% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our condensed consolidated balance sheets (in millions):

	January 27, 2023	April 29, 2022
Other current assets	$67	$80
Other non-current assets	103	117
Total deferred commissions	$170	$197

Other income (expense), net (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Interest income	$21	$2	$42	$5
Interest expense	(16)	(19)	(51)	(55)
Other, net	—	2	52	9
Total other income (expense), net	$5	$(15)	$43	$(41)

In the nine months ended January 27, 2023, Other, net includes $21 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. Other, net also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million in the first quarter of fiscal 2023.

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 8 ─ Leases. Non-cash investing and financing activities and other supplemental cash flow information are presented below:

	Nine Months Ended
	January 27, 2023	January 28, 2022
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$19	$24
Liabilities incurred to former owners of acquired business	$3	$—
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$290	$318
Interest paid	$59	$61

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

Investments

The following is a summary of our investments at their cost or amortized cost for the periods ended January 27, 2023 and April 29, 2022 (in millions):

	January 27, 2023	April 29, 2022
Corporate bonds	$—	$9
U.S. Treasury and government debt securities	501	13
Money market funds	730	2,166
Certificates of deposit	50	71
Mutual funds	37	36
Total debt and equity securities	$1,318	$2,295

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of January 27, 2023, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 27, 2023
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$1,860	$1,860	$—
Money market funds	730	730	—
Certificates of deposit	50	—	50
Total cash and cash equivalents	2,640	2,590	50
Short-term investments:
U.S. Treasury and government debt securities	501	501	—
Total short-term investments	501	501	—
Total cash, cash equivalents and short-term investments	$3,141	$3,091	$50
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$31	$31	$—
Foreign currency exchange contracts assets (1)	$11	$—	$11
Foreign currency exchange contracts liabilities (3)	$(4)	$—	$(4)

	April 29, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$1,875	$1,875	$—
Money market funds	2,166	2,166	—
Certificates of deposit	71	—	71
Total cash and cash equivalents	4,112	4,041	71
Short-term investments:
Corporate bonds	9	—	9
U.S. Treasury and government debt securities	13	13	—
Total short-term investments	22	13	9
Total cash, cash equivalents and short-term investments	$4,134	$4,054	$80
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$30	$30	$—
Foreign currency exchange contracts assets (1)	$2	$—	$2
Foreign currency exchange contracts liabilities (3)	$(29)	$—	$(29)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of January 27, 2023 and April 29, 2022, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of January 27, 2023 and April 29, 2022, the fair value of our long-term debt was approximately $2,189 million and $2,491 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

7. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	January 27, 2023	April 29, 2022
3.25% Senior Notes Due December 2022	3.43%	$—	$250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,400	2,650
Unamortized discount and issuance costs		(12)	(14)
Total senior notes		2,388	2,636
Less: Current portion of long-term debt		—	(250)
Total long-term debt		$2,388	$2,386

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 27, 2023, we were in compliance with all covenants associated with the Senior Notes.

As of January 27, 2023, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2023 (remainder)	$—
2024	—
2025	400
2026	750
2027	—
Thereafter	1,250
Total	$2,400

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of January 27, 2023 or April 29, 2022.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in January 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of January 27, 2023, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

8. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of January 27, 2023, have remaining lease terms not exceeding 19 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of January 27, 2023, have remaining lease terms not exceeding 4 years. As of January 27, 2023, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Operating lease cost	$15	$15	$46	$46
Variable lease cost	4	3	12	11
Total lease cost	$19	$18	$58	$57

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Nine Months Ended
	January 27, 2023	January 28, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$41	$41
Right-of-use assets obtained in exchange for new operating lease obligations	$33	$236

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	January 27, 2023	April 29, 2022
Other non-current assets	$289	$294
Total operating lease ROU assets	$289	$294

Accrued expenses	$48	$47
Other long-term liabilities	254	257
Total operating lease liabilities	$302	$304

Weighted Average Remaining Lease Term	9.5 years	9.6 years

Weighted Average Discount Rate	2.9%	2.8%

Future minimum operating lease payments as of January 27, 2023, are as follows (in millions):

Fiscal Year	Amount
2023 (remainder)	$14
2024	51
2025	41
2026	36
2027	32
Thereafter	176
Total lease payments	350
Less: Interest	(48)
Total	$302

9. Stockholders’ Equity

Restricted Stock Units

We granted approximately 7 million restricted stock units (RSUs) with a weighted average grant date fair value of $59.80 per share, including performance-based RSUs (PBRSUs), during the nine months ended January 27, 2023. In the nine months ended January 27, 2023, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of an approximate one, two or three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the first, second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle most of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the nine months ended January 27, 2023, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these TSR performance-based awards were fixed at grant date using a Monte Carlo simulation model. For the remaining half of the PBRSUs granted in the nine months ended January 27, 2023, the number of shares issued will depend upon the Company's billings result average over the three-year performance period as compared to a predetermined billings target. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's Consolidated Statements of Income to the amount reported as the change in deferred revenue and financed unearned services revenue on the Consolidated Statements of Cash Flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The fair values of these billings PBRSUs were established consistent with our methodology for valuing time-based RSUs, while compensation cost is being recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of PBRSUs effectively granted in the current year was $27 million, which is being recognized to compensation expense over the remaining performance / service periods.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Cost of product revenues	$2	$1	$4	$3
Cost of services revenues	6	4	14	10
Sales and marketing	40	30	103	85
Research and development	32	19	82	53
General and administrative	13	10	35	28
Total stock-based compensation expense	$93	$64	$238	$179

As of January 27, 2023, total unrecognized compensation expense related to our equity awards was $704 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

Stock Repurchase Program

As of January 27, 2023, our Board of Directors has authorized the repurchase of up to $15.1 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes activity related to the stock repurchase program for the nine months ended January 27, 2023 (in millions, except for per share amounts):

Number of shares repurchased	10
Average price per share	$66.93
Stock repurchases allocated to additional paid-in capital	$37
Stock repurchases allocated to retained earnings	$663
Remaining authorization at end of period	$552

Since the May 13, 2003 inception of our stock repurchase program through January 27, 2023, we repurchased a total of 358 million shares of our common stock at an average price of $40.74 per share, for an aggregate purchase price of $14.6 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Nine Months Ended
	January 27, 2023	January 28, 2022
Dividends per share declared	$1.50	$1.50
Dividend payments allocated to additional paid-in capital	$106	$—
Dividend payments allocated to retained earnings	$220	$335

On February 17, 2023, we declared a cash dividend of $0.50 per share of common stock, payable on April 26, 2023 to holders of record as of the close of business on April 6, 2023. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 29, 2022	$(44)	$(1)	$1	$(44)
Other comprehensive loss, net of tax	(6)	—	(7)	(13)
Amounts reclassified from AOCI, net of tax	—	—	2	2
Total other comprehensive loss	(6)	—	(5)	(11)
Balance as of January 27, 2023	$(50)	$(1)	$(4)	$(55)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022	Statements of Income Classification
Realized gains (losses) on cash flow hedges	$6	$(4)	$2	$(5)	Net revenues
Total reclassifications	$6	$(4)	$2	$(5)

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 27, 2023 or April 29, 2022. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 27, 2023	April 29, 2022
Cash Flow Hedges
Forward contracts purchased	$156	$78
Balance Sheet Contracts
Forward contracts sold	$799	$841
Forward contracts purchased	$92	$129

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 9 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Foreign currency exchange contracts	$58	$(20)	$2	$(46)

11. Restructuring Charges

During the third quarter of fiscal 2023, management approved a restructuring plan to redirect resources to highest return activities and reduce costs. As a result, we recorded restructuring charges in the third quarter comprised of employee severance-related expenses. This plan will reduce our global workforce by approximately 8% and activities under this plan are expected to be substantially complete by the end of fiscal 2023.

In the first six months of fiscal 2023, we executed a restructuring plan to redirect resources to highest return activities, which included a reduction in our global workforce of approximately 1% and resulted in restructuring charges comprised primarily of employee severance-related costs. Activities under this plan are substantially complete.

We also continued activities related to the establishment of an international headquarters in Cork, Ireland, during the first nine months of fiscal 2023, and incurred restructuring charges consisting primarily of severance-related costs and legal and tax-related professional fees. Activities under this plan, for which we expect to incur additional charges, will continue during the remainder of fiscal 2023.

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

Activities related to our restructuring plans are summarized as follows (in millions):

	Nine Months Ended
	January 27, 2023	January 28, 2022
Balance at beginning of period	$3	$1
Net charges	109	29
Cash payments	(22)	(30)
Balance at end of period	$90	$—

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 27, 2023	January 28, 2022
Effective tax rates	(36.8)%	17.6%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the nine months ended January 27, 2023 was primarily driven by a discrete tax benefit of $524 million that resulted from an intra-entity asset transfer of certain intellectual property (“IP”) offset partially by a Danish Supreme Court decision resulting in $69 million of discrete tax expense. Additionally, our effective tax rate for the nine months ended January 27, 2023 includes an increase from the prior year primarily due to the capitalization of research and development expenses partially offset by the discrete benefits related to stock-based compensation. Under the Tax Cuts and Jobs Act of 2017, research and development costs incurred beginning in our fiscal 2023 are to be amortized over five or 15 years depending on where the research activities are conducted. The effective tax rate for the nine months ended January 28, 2022, includes the impact of discrete tax benefits for lapses of statute of limitations as well as larger benefits related to stock-based compensation as compared to the current year.

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

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We did not believe that our Danish subsidiary was liable for such withholding tax and filed an appeal with the Danish Tax Tribunal. In December 2011, the Danish Tax Tribunal issued a ruling in favor of NetApp. The Danish tax examination agency appealed this decision at the Danish High Court (DHC) in March 2012. In February 2016, the DHC requested a preliminary ruling from the Court of Justice of the European Union (CJEU). In March 2018, the Advocate General issued an opinion which was largely in favor of NetApp. The CJEU was not bound by the opinion of the Advocate General and issued its preliminary ruling in February 2019. On May 3, 2021, the DHC reached a decision resulting in NetApp prevailing on the predominate distribution made in 2005. The smaller distribution made in 2006 was ruled in favor of the Danish Tax Authorities. On May 28, 2021, the Danish Tax Authorities appealed the DHC decision to the Danish Supreme Court. On January 9, 2023, the Danish Supreme Court reversed the lower court's decision and ruled the 2005 dividend was subject to withholding tax while the smaller 2006 distribution would not be subject to withholding tax. The Danish Supreme Court ruling on the distributions declared in 2005 and 2006 is non-appealable. During the third quarter ended January 27, 2023, we recorded $69 million of discrete tax expense, which includes $23 million of withholding tax and $46 million of interest, associated with the Danish Supreme Court ruling.

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

As of January 27, 2023, we had $228 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $141 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $141 million have been recorded in other long-term liabilities.

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Numerator:
Net income	$65	$252	$1,029	$678
Denominator:
Shares used in basic computation	216	223	218	223
Dilutive impact of employee equity award plans	3	6	3	6
Shares used in diluted computation	219	229	221	229
Net Income per Share:
Basic	$0.30	$1.13	$4.72	$3.04
Diluted	$0.30	$1.10	$4.66	$2.96

Six million shares each from outstanding employee awards were excluded from the diluted net income per share calculation for the three and nine months ended January 27, 2023, respectively, as their inclusion would have been anti-dilutive. No potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the three and nine months ended January 28, 2022.

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Three Months Ended January 27, 2023
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$682	$—	$682
Support revenues	616	—	616
Professional and other services revenues	78	—	78
Public cloud revenues	—	150	150
Net revenues	1,376	150	1,526
Cost of product revenues	365	—	365
Cost of support revenues	44	—	44
Cost of professional and other services revenues	50	—	50
Cost of public cloud revenues	—	47	47
Segment cost of revenues	459	47	506
Segment gross profit	$917	$103	$1,020
Segment gross margin	66.6%	68.7%	66.8%
Unallocated cost of revenues[1]			19
Total gross profit			$1,001
Total gross margin			65.6%
[1] Unallocated cost of revenues are composed of $8 million of stock-based compensation expense and $11 million of amortization of intangible assets.

	Three Months Ended January 28, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$846	$—	$846
Support revenues	586	—	586
Professional and other services revenues	72	—	72
Public cloud revenues	—	110	110
Net revenues	1,504	110	1,614
Cost of product revenues	404	—	404
Cost of support revenues	45	—	45
Cost of professional and other services revenues	46	—	46
Cost of public cloud revenues	—	32	32
Segment cost of revenues	495	32	527
Segment gross profit	$1,009	$78	$1,087
Segment gross margin	67.1%	70.9%	67.3%
Unallocated cost of revenues[1]			14
Total gross profit			$1,073
Total gross margin			66.5%
[1] Unallocated cost of revenues are composed of $5 million of stock-based compensation expense and $9 million of amortization of intangible assets.

	Nine Months Ended January 27, 2023
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,305	$—	$2,305
Support revenues	1,821	—	1,821
Professional and other services revenues	231	—	231
Public cloud revenues	—	424	424
Net revenues	4,357	424	4,781
Cost of product revenues	1,177	—	1,177
Cost of support revenues	132	—	132
Cost of professional and other services revenues	156	—	156
Cost of public cloud revenues	—	132	132
Segment cost of revenues	1,465	132	1,597
Segment gross profit	$2,892	$292	$3,184
Segment gross margin	66.4%	68.9%	66.6%
Unallocated cost of revenues[1]			50
Total gross profit			$3,134
Total gross margin			65.6%
[1] Unallocated cost of revenues are composed of $18 million of stock-based compensation expense and $32 million of amortization of intangible assets.

	Nine Months Ended January 28, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,390	$—	$2,390
Support revenues	1,754	—	1,754
Professional and other services revenues	218	—	218
Public cloud revenues	—	276	276
Net revenues	4,362	276	4,638
Cost of product revenues	1,099	—	1,099
Cost of support revenues	141	—	141
Cost of professional and other services revenues	151	—	151
Cost of public cloud revenues	—	80	80
Segment cost of revenues	1,391	80	1,471
Segment gross profit	$2,971	$196	$3,167
Segment gross margin	68.1%	71.0%	68.3%
Unallocated cost of revenues[1]			36
Total gross profit			$3,131
Total gross margin			67.5%
[1] Unallocated cost of revenues are composed of $13 million of stock-based compensation expense and $23 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
United States, Canada and Latin America (Americas)	$821	$902	$2,566	$2,556
Europe, Middle East and Africa (EMEA)	491	516	1,526	1,431
Asia Pacific (APAC)	214	196	689	651
Net revenues	$1,526	$1,614	$4,781	$4,638

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $714 million and $796 million during the three months ended January 27, 2023 and January 28, 2022, respectively, and were $2,241 million and $2,265 million during the nine months ended January 27, 2023 and January 28, 2022, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	January 27, 2023	April 29, 2022
U.S.	$1,113	$1,820
International	2,028	2,314
Total	$3,141	$4,134

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 27, 2023	April 29, 2022
U.S.	$427	$392
International	240	210
Total	$667	$602

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Arrow Electronics, Inc.	24%	25%	24%	25%
Tech Data Corporation	21%	21%	20%	21%

The following customers accounted for 10% or more of accounts receivable in at least one of the periods presented:

	January 27, 2023	April 29, 2022
Arrow Electronics, Inc.	10%	10%
Tech Data Corporation	17%	19%

15. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of January 27, 2023, we had approximately $0.5 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 27, 2023 and April 29, 2022, such liability amounted to $20 million and $18 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of January 27, 2023, we had approximately $0.3 billion in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $32 million and $48 million of receivables during the nine months ended January 27, 2023 and January 28, 2022, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of January 27, 2023 and April 29, 2022, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of January 27, 2023, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of January 27, 2023 related to such matters.

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

Overview

Our Company

NetApp is a global cloud-led, data-centric software company that gives organizations the freedom to put data to work in the applications that elevate their business. We help our customers get the most out of their data with industry-leading public cloud services, and hybrid cloud solutions. Building on more than three decades of innovation, we give customers the freedom to manage applications and data across hybrid multicloud environments. We envision a better IT experience – an evolved cloud state where on-premises and cloud environments are united, always delivering simplicity, security, savings, and sustainability. To that end, we build solutions that drive faster innovation wherever a customer’s data and applications are located, with unified management and AI-driven optimization.

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

Global Business Environment

Macroeconomic Conditions

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad have resulted, and could continue to result in adverse macroeconomic conditions, including inflation, rising interest rates, foreign exchange volatility, slower growth or recession. In particular, during the first nine months of fiscal 2023, we continued to experience inflationary pressure, constraints in our supply chain and foreign exchange volatility. We also observed a slowdown in customer demand during the second and third quarters of fiscal 2023 as a result of continuing global economic uncertainty.

Supply chain constraints, which substantially began to impact us in the second half of fiscal 2022, and have eased in the second half of fiscal 2023, led to higher product component and freight costs in the first nine months of fiscal 2023 than incurred in the first nine months of fiscal 2022. Supply chain constraints also delayed our ability to fulfill certain customer orders during the first six months of fiscal 2023.

If these macroeconomic uncertainties or supply chain challenges persist or worsen for the remainder of fiscal 2023, we may continue to observe reduced customer demand for our offerings, increased competition for critical components, challenges fulfilling certain customer orders or continued increases in component and freight costs, any of which could impact our operating results.

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

Russia Sanctions

Beginning in February 2022, in response to Russian military actions in Ukraine, the U.S. and other countries imposed sanctions on Russia, and we suspended business operations, including sales, support on existing contracts and professional services, in Russia and Belarus. In the second quarter of fiscal 2023, we discontinued business operations in Russia, Belarus, and certain regions of Ukraine. The impact of these actions was not significant to our results in either the third quarter or first nine months of fiscal 2023.

The magnitude and duration of the disruption to our business, and impact to our operational and financial performance of the factors above remain uncertain. Refer to Part II, Item 1A. – Risk Factors for the significant risks we have identified related to the global business environment.

Stock Repurchase and Dividend Activity

During the first nine months of fiscal 2023, we repurchased approximately 10 million shares of our common stock at an average price of $66.93 per share, for an aggregate of $700 million. We also declared aggregate cash dividends of $1.50 per share in that period, for which we paid $326 million.

Restructuring Events

In the third quarter of fiscal 2023 management approved a restructuring plan to redirect resources to highest return activities and reduce costs, which will reduce our global workforce by approximately 8%. Activities under this plan are expected to substantially complete by the end of fiscal 2023. Aggregate charges recorded from restructuring plans in the third quarter and first nine months of fiscal 2023 totaled $87 million and $109 million, respectively, and consisted primarily of employee severance-related costs.

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

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Net revenues:
Product	45%	52%	48%	52%
Services	55	48	52	48
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	24	25	25	24
Cost of services	10	8	10	9
Gross profit	66	66	66	68
Operating expenses:
Sales and marketing	29	29	29	30
Research and development	15	14	15	14
General and administrative	4	4	4	4
Restructuring charges	6	—	2	1
Acquisition-related expense	—	—	—	—
Total operating expenses	54	47	51	49
Income from operations	11	20	15	19
Other income (expense), net	—	(1)	1	(1)
Income before income taxes	12	19	16	18
Provision (benefit) for income taxes	7	3	(6)	3
Net income	4%	16%	22%	15%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Net revenues	$1,526	$1,614	(5)%	$4,781	$4,638	3%

The decrease in net revenues for the third quarter of fiscal 2023 compared to the corresponding period of fiscal 2022 was primarily due to a decrease in product revenues, partially offset by an increase in services revenues. The increase in net revenues for the first nine months of fiscal 2023 compared to the corresponding period of fiscal 2022 was primarily due to an increase in services revenues, partially offset by a decrease in product revenues. Product revenues as a percentage of net revenues decreased by eight percentage points and three percentage points in the third quarter and first nine months of fiscal 2023, respectively, compared to the corresponding periods of fiscal 2022. Fluctuations in foreign currency exchange rates adversely impacted net revenues percent growth by three percentage points and four percentage points in the third quarter and first nine months of fiscal 2023, respectively, compared to the corresponding periods of fiscal 2022.

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Product revenues	$682	$846	(19)%	$2,305	$2,390	(4)%
Hardware (Non-GAAP)	292	338	(14)%	945	993	(5)%
Software (Non-GAAP)	390	508	(23)%	1,360	1,397	(3)%

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

Total product revenues decreased in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year primarily due to lower sales of all flash array systems, as a result of softening customer demand. Product revenues were also unfavorably impacted by foreign exchange rate fluctuations.

Revenues from the hardware component of product revenues represented 43% and 41% of product revenues in the third quarter and first nine months of fiscal 2023, compared to 40% and 42% of product revenues in the corresponding periods of the prior year. The software component of product revenues represented 57% and 59% of product revenues in the third quarter and first nine months of fiscal 2023, compared to 60% and 58% of product revenues in the corresponding periods of the prior year. The decrease in the software component percentage of product revenues in the third quarter of fiscal 2023 was primarily due to the mix of systems sold.

Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Services revenues	$844	$768	10%	$2,476	$2,248	10%
Support	616	586	5%	1,821	1,754	4%
Professional and other services	78	72	8%	231	218	6%
Public cloud	150	110	36%	424	276	54%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year as a result of a higher aggregate support contract value for our installed based, primarily due to a higher mix of all-flash systems (which carry a higher support dollar content than our other products). This increase was partially offset by an unfavorable impact from foreign exchange rate fluctuations.

Professional and other services revenues increased slightly in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings primarily delivered as-a-service, which include cloud storage and data services, and cloud operations services.

Public Cloud revenues increased in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year primarily due to customer demand for NetApp’s diversified cloud offerings, coupled with overall growth in the cloud market and the acquisition of Instaclustr early in the first quarter of fiscal 2023. Revenues in the first nine months of fiscal 2023 also benefitted from the acquisition of CloudCheckr in the third quarter of fiscal 2022.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Cost of product revenues	$367	$407	(10)%	$1,182	$1,108	7%
Hybrid Cloud	365	404	(10)%	1,177	1,099	7%
Unallocated	2	3	(33)%	5	9	(44)%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented approximately 54% and 51% of product revenues for the third quarter and first nine months of fiscal 2023 compared to 48% and 46% for the corresponding periods of fiscal 2022. Materials costs represented 94% of cost of Hybrid Cloud product revenues for each of the third quarter and first nine months of fiscal 2023, respectively, compared to 94% and 92% for the corresponding periods of fiscal 2022.

Materials costs decreased by approximately $29 million in the third quarter of fiscal 2023 compared to the corresponding period of the prior year, reflecting the decrease in product revenues. Material costs increased by approximately $95 million in the first nine months of fiscal 2023 compared to the corresponding period of the prior year, reflecting the higher component and freight costs as a result of COVID-19 related supply chain challenges, partially offset by the decrease in product revenues.

Hybrid Cloud product gross margins decreased by approximately six percentage points and five percentage points in the third quarter and first nine months of fiscal 2023, respectively, compared to the corresponding periods of the prior year, primarily due to the mix of products sold and the adverse impacts of fluctuations in foreign currency exchange rates on product revenues. For the first nine months of fiscal 2023, Hybrid Cloud product gross margins were also impacted by higher component and freight costs.

Unallocated

Unallocated cost of product revenues decreased in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year due to certain intangible assets becoming fully amortized during the first quarter of fiscal 2023.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Cost of services revenues	$158	$134	18%	$465	$399	17%
Support	44	45	(2)%	132	141	(6)%
Professional and other services	50	46	9%	156	151	3%
Public cloud	47	32	47%	132	80	65%
Unallocated	17	11	55%	45	27	67%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, increased in the third quarter of fiscal 2023 and decreased in the first nine months of fiscal 2023 compared to the corresponding periods of fiscal 2022. Cost of Hybrid Cloud services revenues represented approximately 14% of Hybrid Cloud services revenues in the third quarter and first nine months of fiscal 2023, compared to 14% and 15% for the corresponding periods of fiscal 2022, respectively.

Hybrid Cloud support gross margins increased by one percentage point in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year due to growth in support revenues achieved with a slightly reduced cost base resulting from operational efficiencies. Hybrid Cloud professional and other services gross margins were flat in the third quarter of fiscal 2023 compared to the corresponding period of fiscal 2022, while they increased by two percentage points in the first nine months of fiscal 2023 compared to the corresponding period of fiscal 2022 due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues increased in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of fiscal 2022 reflecting the increase in Public Cloud revenues. Public Cloud gross margins decreased by two percentage points in the third quarter and first nine months of fiscal 2023, respectively, compared to the corresponding periods of fiscal 2022, primarily due to the mix of offerings provided.

Unallocated

Unallocated cost of services revenues increased in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year due to our acquisition of Instaclustr in the first quarter of fiscal 2023, which resulted in higher amortization expense from acquired intangible assets.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the third quarter of fiscal 2023 totaled $739 million, or 48% of net revenues, reflecting an increase of two percentage points compared to the corresponding period of fiscal 2022.

Sales and marketing, research and development, and general and administrative expenses for the first nine months of fiscal 2023 totaled $2,298 million, or 48% of net revenues, which was flat compared to the corresponding period of fiscal 2022.

While fluctuations in foreign currency exchange rates adversely impacted net revenues in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of fiscal 2022, they favorably impacted sales and marketing, research and development and general and administrative expenses by approximately 3% in both periods.

Compensation costs represent the largest component of sales and marketing, research and development and general and administrative expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in sales and marketing, research and development and general and administrative expenses increased by $14 million, or 3%, in the third quarter of fiscal 2023, and by $99 million, or 8%, in the first nine months of fiscal 2023, compared to the corresponding periods of the prior year, primarily due to higher salaries and stock-based compensation expense, reflecting an increase in average headcount of 12% and 11%, respectively. Stock-based compensation expense in the current year periods also included incremental expense related to the reset and rollover mechanism of our employee stock purchase plan. These increases were partially offset by lower incentive compensation expense.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Sales and marketing expenses	$450	$461	(2)%	$1,387	$1,377	1%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2023 to Fiscal 2022	Fiscal 2023 to Fiscal 2022
Compensation costs	2	3
Commissions	(2)	(2)
Advertising and marketing promotional expense	(3)	(2)
Travel and entertainment	1	2
Total change	(2)	1

The increase in compensation costs for the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year each reflected an increase in average headcount of approximately 9%. The impact of the increase in headcount was partially offset by lower incentive compensation expense and the impact of foreign exchange rate fluctuations.

The decrease in commissions expense for the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year was primarily due to lower performance against sales goals.

Advertising and marketing promotional expense decreased in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year, primarily due to lower spending on certain marketing programs.

Travel and entertainment expense increased in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year as COVID-19 related travel restrictions eased.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Research and development expenses	$230	$220	5%	$713	$646	10%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2023 to Fiscal 2022	Fiscal 2023 to Fiscal 2022
Compensation costs	4	9
Development projects and outside services	1	1
Total change	5	10

The increase in compensation costs for the third quarter and first nine months of fiscal 2023 compared to the corresponding periods in the prior year was primarily attributable to an increase in average headcount of 16% and 14%, respectively. The impact of the increase in headcount was partially offset by lower incentive compensation expense and the impact of foreign exchange rate fluctuations.

The increase in development projects and outside services for the third quarter and first nine months of fiscal 2023 compared to the corresponding periods in the prior year was primarily due to the higher spending on certain engineering projects.

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
General and administrative expenses	$59	$65	(9)%	$198	$207	(4)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2023 to Fiscal 2022	Fiscal 2023 to Fiscal 2022
Compensation costs	(7)	—
Facilities and IT support costs	(6)	(5)
Other	4	1
Total change	(9)	(4)
The decrease in compensation costs in the third quarter of fiscal 2023 compared to the corresponding period of the prior year was primarily attributable to lower incentive compensation expense, partially offset by the increase in salaries and stock-based compensation expenses.

The decrease in facilities and IT support costs in the third quarter and first nine months of fiscal 2023 was primarily related to lower spending for certain IT projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Restructuring charges	$87	$—	NM	$109	$29	276%

NM – Not Meaningful

The restructuring charges for the third quarter and first nine months of fiscal 2023 consisted primarily of severance-related costs associated with a restructuring plan approved by management during the third quarter of fiscal 2023 to redirect resources to highest return activities and reduce costs. This plan will result in a reduction of our global workforce by approximately 8%. The restructuring charges in fiscal 2023 also included severance-related costs, legal costs and tax-related consulting costs for ongoing restructuring activities related to the establishment of an international headquarters in Cork, Ireland, and a restructuring plan executed in the first quarter of fiscal 2023, which resulted in a reduction of our global workforce by approximately 1%.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Acquisition-related expense	$3	$6	NM	$18	$8	NM

NM – Not Meaningful

Acquisition-related expenses, primarily legal and consulting fees, totaled $3 million and $18 million in the third quarter and first nine months of fiscal 2023, respectively, and were primarily related to our acquisition of Instaclustr US Holding, Inc.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Interest income	$21	$2	NM	$42	$5	NM
Interest expense	(16)	(19)	(16)%	(51)	(55)	(7)%
Other, net	—	2	NM	52	9	NM
Total	$5	$(15)	NM	$43	$(41)	NM

NM – Not Meaningful

Interest income increased in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of the prior year due primarily to higher yields earned on our cash and investments. Interest expense decreased in the third quarter and first nine months of fiscal 2023 compared to the corresponding periods of fiscal 2022 due to the extinguishment of certain senior notes in the second quarter of fiscal 2023.

Other, net for the first nine months of fiscal 2023 includes $21 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. Other, net for the first nine months of fiscal 2023 also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million. The remaining differences in Other, net for the third quarter and first nine months of fiscal 2023 as compared to the corresponding periods of the prior year are partially due to foreign exchange gains and losses year-over-year.

Provision (benefit) for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2023	January 28, 2022	% Change	January 27, 2023	January 28, 2022	% Change
Provision (benefit) for income taxes	$112	$54	107%	$(277)	$145	NM

NM – Not Meaningful

Our effective tax rate for the three months ended January 27, 2023 increased compared to the corresponding period of the prior year, primarily due to the discrete tax expense recorded as a result of the Danish Supreme Court ruling received January 9, 2023. Our effective tax rate for the nine months ended January 27, 2023 decreased compared to the corresponding period of the prior year, primarily due to the discrete tax benefit resulting from an intra-entity asset transfer of certain IP.

During the second quarter of fiscal 2023, we completed an intra-entity asset transfer of certain IP to our international headquarters (the “IP Transfer”). The transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $524 million during the second quarter of fiscal 2023. Management applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset. With the assistance of third-party valuation specialists, the fair value of the IP was determined principally based on the present value of projected cash flows related to the IP which reflects management’s assumptions regarding projected revenues, expenses and a discount rate. The tax-deductible amortization related to the transferred IP rights will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely. The deferred tax asset and the tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. We expect to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset quarterly. Any Organisation for Economic Co-operation and Development’s (“OECD”) actions adopted internationally, could impact our financial results in future periods. The impact of the transaction to net cash provided by or used in operating, investing and financing activities on the condensed consolidated statements of cash flows during the quarter ended January 27, 2023, was not material.

During the third quarter of fiscal 2023, the Danish Supreme Court issued a non-appealable ruling on the distributions declared in 2005 and 2006. The Danish Supreme Court reversed the lower court's decision and ruled the 2005 dividend was subject to at-source dividend withholding tax while the smaller 2006 distribution would not be subject to withholding tax. We recorded $69 million of tax expense, which includes $23 million of withholding tax and $46 million of interest, associated with the Danish Supreme Court ruling as a discrete item during the quarter ended January 27, 2023.

As of January 27, 2023, we had $228 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $141 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $141 million have been recorded in other long-term liabilities.

Liquidity, Capital Resources and Cash Requirements

(In millions)	January 27, 2023	April 29, 2022
Cash, cash equivalents and short-term investments	$3,141	$4,134
Principal amount of debt	$2,400	$2,650

The following is a summary of our cash flow activities:

	Nine Months Ended
(In millions)	January 27, 2023	January 28, 2022
Net cash provided by operating activities	$872	$800
Net cash used in investing activities	(1,105)	(481)
Net cash used in financing activities	(1,244)	(651)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(26)
Net change in cash, cash equivalents and restricted cash	$(1,473)	$(358)

Cash Flows

As of January 27, 2023, our cash, cash equivalents and short-term investments were $3.1 billion, which represents a decrease of $1.0 billion for the first nine months of fiscal 2023. The decrease was primarily due to $491 million, net of cash acquired, used for the acquisition of a privately-held company, $700 million paid for the repurchase of our common stock, $326 million used for the payment of dividends and $250 million repayment of our Senior Notes, partially offset by $872 million provided by operating activities. Net working capital was $1.1 billion as of January 27, 2023, a reduction of $845 million when compared to April 29, 2022, primarily due to the decrease in cash, cash equivalents and short-term investments discussed above.

Cash Flows from Operating Activities

During the first nine months of fiscal 2023, we generated cash from operating activities of $872 million, reflecting net income of $1.0 billion which was reduced by $577 million for non-cash deferred tax benefits and increased for non-cash depreciation and amortization expense of $182 million and non-cash stock-based compensation expense of $238 million, compared to $800 million of cash generated from operating activities during the first nine months of fiscal 2022.

Significant changes in assets and liabilities in the first nine months of fiscal 2023 included the following:

•
Accounts receivable decreased $425 million, reflecting lower billings in the first nine months of fiscal 2023 compared to the last nine months of fiscal 2022.
•
Accounts payable decreased by $173 million, primarily reflecting lower inventory purchases, and the timing of those purchases from, and payments to, our contract manufacturers.
•
Accrued expenses decreased by $117 million, primarily due to employee compensation payouts related to fiscal year 2022 incentive compensation and commissions plans.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipping linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, and the timing and amount of compensation, income taxes and other payments.

Cash Flows from Investing Activities

During the first nine months of fiscal 2023, we used $474 million for the purchases of investments, net of maturities and sales, and paid $200 million for capital expenditures, as compared to the same period of fiscal 2022, in which we generated $36 million from maturities and sales of investments, net of purchases, and paid $158 million for capital expenditures. During the first nine months of fiscal 2023, we paid approximately $491 million, net of cash acquired for a privately-held company, as compared to $359 million, net of cash acquired, that we paid for two privately-held companies in the first nine months of fiscal 2022. Additionally, we received proceeds of $59 million from the sale of one of our minority investments during the first nine months of fiscal 2023.

Cash Flows from Financing Activities

During the first nine months of fiscal 2023, cash flows used in financing activities totaled $1.2 billion and include $700 million for the repurchase of approximately ten million shares of common stock, $326 million for the payment of dividends and $250 million to redeem our Senior Notes due in December 2022. During the first nine months of fiscal 2022, cash flows used in financing activities totaled $651 million and included $350 million for the repurchase of approximately four million shares of common stock and $335 million for the payment of dividends.

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

Liquidity

Our principal sources of liquidity as of January 27, 2023 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	January 27, 2023	April 29, 2022
Cash and cash equivalents	$2,640	$4,112
Short-term investments	501	22
Total	$3,141	$4,134

As of January 27, 2023 and April 29, 2022, $2.0 billion and $2.3 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.1 billion and $1.8 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 27, 2023.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 27, 2023 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of January 27, 2023.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended on January 22, 2021, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of January 27, 2023, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2023 to be between $25 million and $75 million.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. As of January 27, 2023, outstanding payments related to the transition tax are estimated to be approximately $303 million of which $88 million, $115 million and $100 million are expected to be paid during fiscal 2024, fiscal 2025 and fiscal 2026, respectively. During the first nine months of fiscal 2023, transition tax payments totaled $48 million. Our estimates for future transition tax payments, however, could change with further guidance or review from U.S. federal and state tax authorities or other regulatory bodies.

Dividends and Stock Repurchase Program

On February 17, 2023, we declared a cash dividend of $0.50 per share of common stock, payable on April 26, 2023, to holders of record as of the close of business on April 6, 2023.

As of January 27, 2023, our Board of Directors had authorized the repurchase of up to $15.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 27, 2023, we repurchased a total of 358 million shares of our common stock at an average price of $40.74 per share, for an aggregate purchase price of $14.6 billion. As of January 27, 2023, the remaining authorized amount for stock repurchases under this program was $0.5 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled approximately $0.8 billion at January 27, 2023.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $32 million and $48 million of receivables during the first nine months of fiscal 2023 and fiscal 2022, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of January 27, 2023 and April 29, 2022, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of January 27, 2023, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of January 27, 2023, we had fixed income debt investments of $501 million and certificates of deposit of $50 million. Our fixed income debt investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These fixed income debt investments, which consist primarily of corporate bonds and U.S. Treasury and government debt securities, and our certificates of deposit are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of January 27, 2023 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $1 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of January 27, 2023, we have outstanding $2.4 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 7 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 27, 2023, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 27, 2023, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the third quarter of fiscal 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to advance our corporate strategy and preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in emerging areas of technology such as artificial intelligence and machine learning. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in Silicon Valley, is intense. We have periodically reduced our workforce, including reductions of approximately 5% and 8% announced in fiscal 2021 and the fourth quarter of fiscal 2023, respectively, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could disrupt our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results, financial condition and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 27, 2023:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 29, 2022 - November 25, 2022	452	$71.20	355,085	$720
November 26, 2022 - December 23, 2022	1,067	$63.59	356,152	$652
December 24, 2022 - January 27, 2023	1,554	$64.33	357,706	$552
Total	3,073	$65.09

In May 2003, our Board of Directors approved a stock repurchase program. As of January 27, 2023, our Board of Directors has authorized the repurchase of up to $15.1 billion of our common stock. Since the May 13, 2003 inception of the program through January 27, 2023, we repurchased a total of 358 million shares of our common stock for an aggregate purchase price of $14.6 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

Date: March 1, 2023