Form 10-K
period 2023-04-28
NetApp, Inc.
filed 2023-06-14
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 28, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,276,408,331 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On May 31, 2023, 212,430,865 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 28, 2023.

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

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•
the overall growth, technological trends and market changes in the storage and data management, and cloud operations markets;
•
our ability to develop, introduce and gain market acceptance for new and differentiated hardware and software products, solutions and services without disruption;
•
our ability to successfully execute on our evolved cloud strategy;
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
•
our ability to maintain our customer, partner, supplier, reseller, distributor and contract manufacturer relationships, including with pubic cloud providers, on favorable terms and conditions;
•
our ability to maintain our gross profit margins;
•
the actions of our competitors including, without limitation, their ability to introduce competitive technologies, products or services, and to acquire businesses and technologies that negatively impact our strategy, operations or customer demand for our products or services;
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
•
our ability to effectively integrate acquired businesses, products, services and technologies;
•
failure of our products and services to meet our customers’ quality requirements, including, without limitation, any epidemic failure event relating to our systems installed by our customers in their IT infrastructures;
•
changes in U.S. government spending;
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

PART I

Item 1. Business

Overview

NetApp, Inc. (NetApp, we, us or the Company) is a global cloud-led, data-centric software company. We were incorporated in 1992 and are headquartered in San Jose, California. Building on more than three decades of innovation, we give customers the freedom to manage applications and data across hybrid multicloud environments. Our portfolio of cloud services, and storage infrastructure, powered by intelligent data management software, enables applications to run faster, more reliably, and more securely, all at a lower cost.

Our opportunity is defined by the durable megatrends of data-driven digital and cloud transformations. NetApp helps organizations meet the complexities created by rapid data and cloud growth, multi-cloud management, and the adoption of next-generation technologies, such as AI, Kubernetes, and modern databases. Our modern approach to hybrid, multicloud infrastructure and data management, which we term ‘evolved cloud’, provides customers the ability to leverage data across their entire estate with simplicity, security, and sustainability which increases our relevance and value to our customers.

In an evolved cloud state, the cloud is fully integrated into an organization’s architecture and operations. Data centers and clouds are seamlessly united and hybrid multicloud operations are simplified, with consistency and observability across environments. The key benefits NetApp brings to an organization’s hybrid multicloud environment are:

•
Operational simplicity: NetApp’s use of open source, open architectures and APIs, microservices, and common capabilities and data services facilitate the creation of applications that can run anywhere.
•
Flexibility and consistency: NetApp makes moving data and applications between environments seamless through a common storage foundation across on-premises and multicloud environments.
•
Cyber resilience: NetApp unifies monitoring, data protection, security, governance, and compliance for total cyber resilience - with consistency and automation across environments.
•
Continuous operations: NetApp uses AI-driven automation for continuous optimization to service applications and store stateless and stateful applications at the lowest possible costs.
•
Sustainability: NetApp has industry-leading tools to audit consumption, locate waste, and set guardrails to stop overprovisioning.

Product, Solutions and Services Portfolio

NetApp's portfolio of cloud services and storage infrastructure is powered by intelligent data management software. Our operations are organized into two segments: Hybrid Cloud and Public Cloud.

Hybrid Cloud

Hybrid Cloud offers a portfolio of storage management and infrastructure solutions that help customers recast their traditional data centers into modern data centers with the power of the cloud. Our hybrid cloud portfolio is designed to operate with public clouds to unlock the potential of hybrid, multi-cloud operations. We offer a broad portfolio of cloud-connected all-flash, hybrid-flash, and object storage systems, powered by intelligent data management software. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Intelligent data management software

NetApp ONTAP software is our foundational technology that underpins NetApp's critical storage solutions in the data center and the cloud. ONTAP includes various data management and protection features and capabilities, including automatic ransomware protection against cyber-attacks, built-in data transport features, and storage efficiency capabilities. ONTAP provides the flexibility to design and deploy a storage environment across the broadest range of architectures – from on-premises, hybrid, public, and private clouds. It can be used in NAS, SAN, object environments, and software-defined storage (SDS) situations.

Data integrity and safety are at the heart of any company’s data center. With NetApp’s extensive software tools and utilities, customers can realize their business continuity goals with time, costs, and personnel savings. With NetApp Snapshot, customers can create and manage point-in-time file system copies with no performance impact and minimal storage consumption. This is important for continuous data protection of information in read-only, static, and immutable form. NetApp SnapCenter Backup Management software is designed to deliver high-performance backup and recovery for database and application workloads hosted on ONTAP storage. NetApp SnapMirror Data Replication software can replicate data at high speeds across environments. SnapMirror delivers robust data management capabilities for virtualization, protecting critical data while providing the flexibility to move data between locations and storage tiers, including cloud service providers. NetApp SnapLock Data Compliance software delivers high-performance disk-based data permanence for HDD and SSD deployments.

NetApp Astra (Astra) is a fully managed application-aware data management service built for emerging Kubernetes workloads container infrastructures. Astra allows organizations to protect, recover, and move applications deployed on Kubernetes with no software to download, install, manage, or upgrade.

Storage infrastructure

NetApp All-Flash FAS (AFF A-Series) is a scale-out platform built for virtualized environments, combining low-latency performance via flash memory (also known as a solid-state storage disk) with best-in-class data management, built-in efficiencies, integrated data protection, multiprotocol support, and nondisruptive operations; cloud and on-premises. AFF A-Series, powered by ONTAP, allows customers to connect to clouds for more data services, data tiering, caching, and disaster recovery. The AFF A-Series has a portfolio of products designed for multiple markets and price/performance considerations, from smaller channel commercial market offerings to large-scale, global enterprises.

NetApp QLC-Flash FAS (AFF C-Series) is NetApp’s newest family of storage infrastructure solutions. AFF C-Series arrays are sustainable, scalable, and secure solutions for Tier 1 and Tier 2 applications. AFF C-series provides customers capacity flash performance and affordability, so that customers do not need to make compromises. The AFF C-Series is ideal for transitioning from hybrid/HDD to all-flash storage; running non-latency sensitive VMware database applications and file environments; and providing a solution for secondary storage targets for disaster recovery, backup, and tiering.

NetApp Fabric Attached Storage (FAS) series are high-volume, high-capacity data storage devices powered by NetApp ONTAP. NetApp FAS Storage Arrays provide customers with a balance of performance and capacity running either disk drives or hybrid-flash configurations. FAS systems are suitable for secondary storage targets for disaster recovery, backup, and tiering.

NetApp E/EF series is built for dedicated, high-bandwidth applications that need simple, fast SAN storage with enterprise-grade reliability. The E-Series is available as a hybrid-flash platform, while the EF-Series is all-flash. On the SANtricity storage operating system, the E/EF-Series storage appliances are designed for performance-sensitive workloads like real-time analytics, high performance computing, and databases.

NetApp StorageGRID is a software-defined object storage solution for large archives, media repositories, and web data stores. Using the industry-standard object APIs like the Amazon Simple Storage Service (S3), the StorageGRID solution, running on the ElementOS data management storage operating system, is provided as a NetApp-branded storage solution and as a software-defined solution on third-party hardware.

Public Cloud

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage and data services and cloud operations services. Our enterprise-class solutions and services enable customers to control and manage storage in the cloud, consume high-performance storage services for primary workloads, and optimize cloud environments for cost and efficiency. These solutions and services are generally available on the leading public clouds, including Amazon AWS, Microsoft Azure, and Google Cloud Platform.

Cloud storage, data services, and software

The NetApp Cloud Volumes Platform is an integrated collection of cloud storage infrastructure and data services. The platform is anchored by NetApp Cloud Volumes ONTAP, a cloud-based software for customers who wish to manage their own cloud storage infrastructure. It is based on the same ONTAP data management software that underpins our storage infrastructure offerings. Fully managed cloud storage offerings are available natively on Microsoft Azure as Azure NetApp Files, on AWS as Amazon FSx for NetApp ONTAP, and on Google Cloud as NetApp Cloud Volumes Service for Google Cloud.

Manageability

At the heart of our public cloud storage and data service offerings is NetApp BlueXP. BlueXP is a unified control plane that enables customers to manage their entire data landscape through one single, SaaS-delivered point of control. NetApp BlueXP combines storage and data services via its unified control plane to change how hybrid, multicloud environments are managed, optimized, and controlled. An intuitive interface and powerful automation help decrease resource waste, complexity, and the risk of managing diverse environments. It brings customers operational simplicity in a complex world. Within BlueXP are standard and optional capabilities (services) which allow customers to control their data and operations.

With BlueXP Sync service, customers can migrate data to the cloud securely and efficiently. Customers can choose where to deploy primary workloads without re-architecting applications or databases. Customers also get a comprehensive, industry-leading portfolio of storage efficiency capabilities. Inline data compression, deduplication, compaction, and cloud tiering (BlueXP Tiering service) work together to reduce storage costs and maximize data storage. NetApp Backup service delivers seamless and cost-effective backup and restore capabilities for protecting and archiving cloud and on-premises data managed by ONTAP. BlueXP Compliance service provides data discovery, mapping, and classification driven by artificial intelligence algorithms with automated controls and reporting for data privacy regulations such as the General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and more. Lastly, the BlueXP Cache service delivers fast and secure access to data for users by caching active data sets to distributed offices globally.

Cloud operations services

NetApp Cloud Insights is an infrastructure monitoring tool that gives organizations visibility into their entire infrastructure. It can monitor, troubleshoot, and optimize costs across all resources, including public clouds and private data centers. Working in conjunction with the BlueXP manageability and control plane services, customers can have deep insights into their data operations.

Our Spot by NetApp suite of products delivers a platform for cloud operations, enabling customers to deploy and operate cloud applications reliably and securely in their choice of the cloud while reducing costs and complexity. Combining machine learning, predictive analytics, and cloud automation, the Spot platform continuously optimizes cloud infrastructure and operations to deliver scalable, reliable, and secure application infrastructure.

Another cloud operations service is Instaclustr, our platform that provides fully managed open-source databases, pipelines, and workflow applications delivered as a service. Instaclustr helps organizations deliver cloud-native applications at scale by operating and supporting their data infrastructure through its SaaS platform for those designing and building around open-source technologies.

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
•
NetApp Keystone is our pay-as-you-grow, storage-as-a-service (STaaS) offering that delivers a seamless hybrid cloud experience for those preferring operating expense consumption models to upfront capital expense or leasing. With a unified management console and monthly bill for both on-premises and cloud data storage services, Keystone lets organizations provision and monitor, and even move storage spend across their hybrid cloud environment for financial and operational flexibility.
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

We work with a wide range of partners for our customers, including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2023, sales through our indirect channels represented 78% of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 28, 2023, our worldwide sales and marketing functions consisted of approximately 5,700 managers, sales representatives and technical support personnel. We have offices in approximately 25 countries. Sales to customers Arrow Electronics, Inc. and Tech Data Corporation accounted for 24% and 21% of our net revenues, respectively, in fiscal 2023. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations and net sales attributable to our geographic regions is included in Note 15 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements.

Seasonality

We have historically experienced a sequential decline in revenues in the first quarter of our fiscal year, as the sales organization spends time developing new business after higher close rates in the fourth quarter, and because sales to European customers are typically weaker during the summer months. We derive a substantial amount of our revenue in any given quarter from customer orders booked in the same quarter. Customer orders and revenues typically follow intra-quarter seasonality patterns weighted toward the back end of the quarter. If recurring services and cloud revenue continue to increase as a percentage of our total revenues, historical seasonal patterns may become less pronounced.

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

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Fremont, California; San Jose, California; San Antonio, Texas; Guadalajara, Mexico; Schiphol Airport, The Netherlands; Tiszaujvaros, Hungary; Wuxi, China; Taoyuan City, Taiwan; and Singapore. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We strive to have multiple suppliers qualified to provide critical components where possible and have our products manufactured in a number of locations to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, maximizing the exchange of critical information and facilitating the implementation of joint quality programs. We use contract manufacturers for the production of major subassemblies and final system configuration. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We are certified to the International Organization for Standardization (ISO) 9001:2015 and ISO 14001:2015 certification standards. We have been Tier 2 certified under the U.S. Customs and Border Protection’s (CBP) Customs Trade Partnership Against Terrorism (CTPAT) program since January 2015.

Research and Development

Our research and development team delivers innovation to help customers create an evolved cloud experience. Our R&D structure allows us to align and accelerate the execution of our strategies and roadmaps across product groups. We leverage our talent and shared IP for cloud- and hybrid-cloud solutions to remain agile to changing market conditions. Our R&D priorities are to help customers break down silos to simplify management, create consistency, and deliver observability across on premises and multiple cloud environments. We design our products and services from the ground up with cloud connectivity in mind, including tiering, disaster recovery, replication, bursting, and migration.

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $956 million in fiscal 2023, and $881 million in each of fiscal 2022 and fiscal 2021. These costs consist primarily of personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we also acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

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

Proprietary Rights

We generally rely on patent, copyright, trademark, trade secret and contract laws to establish and maintain our proprietary rights in our technology, products and services. While our intellectual property rights are important to our success, we believe that our business is not materially dependent on any particular patent, trademark, copyright, license or other individual intellectual property right. We have been granted, or own by assignment, well over two thousand U.S. patents, hundreds of pending U.S. patent applications, and many corresponding patents and patent applications in other countries. From time to time, we may make certain intellectual property available under an open source license. Our primary trademarks are NetApp and the NetApp design logo, which are registered trademarks in the U.S. and in many other countries. In addition, we have trademarks and trademark registrations in the U.S. and other countries covering our various product or service names.

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

We are subject to international, federal, state, and local regulations regarding workplace safety and protection of the environment. Various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs, subject us to business interruptions or cause customers to cease purchasing from us. We strive to comply with all applicable environmental laws. All of our products meet the applicable requirements of the Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH); Energy Related Products (ErP); Restriction of Hazardous Substances (RoHS); and China RoHS directives. We have a product take-back program and an e-waste scheme to comply with the EU directive on Waste Electrical and Electronic Equipment (WEEE), and Extended Producer Responsibility (EPR) regulations in India.

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

Human Capital

We take pride in, and believe our success depends on, attracting and retaining leading talent in the industry based on a culture-fit approach. From our inception, NetApp has worked to build a model company and has embraced a culture of openness and trust. Our employees are supported and encouraged to be innovative, and we communicate openly and transparently so that employees can focus on critical and impactful work that ties directly to our business strategy. We continue to invest in our global workforce to support diversity and inclusion and to support our employees’ well-being and development.

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

Benefits, Wellbeing and Engagement

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

Flexible Work. We offer a flexible work program (Thrive Everywhere) that allows employees, in consultation with their managers and teams, flexibility around where, when and how work is performed to deliver business outcomes, understanding that certain roles may be tied to specific locations or require an in-office presence due to business needs and job responsibilities, while others may be primarily virtual.

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

Engagement. Our Thrive Everywhere program is designed to help employees grow, develop and succeed at NetApp by encouraging an open and interactive culture, where individual needs are recognized and met, and Company goals are supported. For employees, growth goals are tied to corporate objectives and key results to ensure that employees are progressing and are supported by management teams. Managers are encouraged to set aside time each quarter to conduct a two-way conversation with each team member to offer feedback, guidance and support on goals, priorities and career development. The Company also conducts surveys that gauge employee sentiment in areas like cross-functional collaboration, manager performance and inclusivity and create action plans to address concerns and amplify opportunities.

Giving Back. The NetApp Serves Program supports how our employees want to make a difference in the world. In 2022, more than 3,160 NetApp employees donated over 42,600 hours to serve their communities and make an impact around the world. The NetApp Serves Program encourages employees to volunteer through individual, team or company efforts.

Board Oversight of Human Capital Management

Our Board of Directors plays an active role in overseeing the Company's human capital management strategy and programs. Our Talent and Compensation Committee provides oversight of our talent strategy and key programs related to corporate culture, workforce diversity and inclusion, talent acquisition, engagement, development and retention.

Employees

As of April 28, 2023, we had approximately 12,000 employees worldwide. None of our employees are represented by a labor union and we consider relations with our employees to be good.

Please visit our website for more detailed information regarding our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Information About Our Executive Officers

Our executive officers and their ages as of June 10, 2023, were as follows:

Name	Age	Position
George Kurian	56	Chief Executive Officer
César Cernuda	51	President

Michael J. Berry	60	Executive Vice President and Chief Financial Officer
Harvinder S. Bhela	51	Executive Vice President and Chief Product Officer
Elizabeth M. O'Callahan	54	Executive Vice President, Chief Legal Officer, and Corporate Secretary

George Kurian is the chief executive officer of NetApp, a position he has held since June 1, 2015. He joined our Board of Directors in June 2015. From September 2013 to May 2015, he was executive vice president of product operations, overseeing all aspects of technology strategy, product and solutions development across our portfolio. Mr. Kurian joined NetApp in April 2011 as the senior vice president of the storage solutions group and was appointed to senior vice president of the Data ONTAP group in December 2011. Prior to joining NetApp, Mr. Kurian held several positions with Cisco Systems from 2002 to 2011, including vice president and general manager of the application networking and switching technology group. Additional roles include vice president of product management and strategy at Akamai Technologies from 1999 to 2002, as well as a management consultant at McKinsey and Company and a leader on the software engineering and product management teams at Oracle Corporation. Mr. Kurian is a board member at Cigna Corporation, a global health services company, and holds a BS degree in electrical engineering from Princeton University and an MBA degree from Stanford University.

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

Michael J. Berry joined NetApp in March 2020 as executive vice president and chief financial officer, overseeing the worldwide finance, investor relations, security and IT organizations. Mr. Berry has served as a chief financial officer for 16 years in both public and private companies including McAfee, FireEye, Informatica, and SolarWinds. Most recently he was executive vice president and chief financial officer at McAfee where he was responsible for all aspects of finance, including financial planning, accounting, tax and treasury, as well as operations and shared services. Mr. Berry is a board member of Rapid7 and Certinia, holding the chair of the audit committee position at each company. Mr. Berry holds a BS degree in finance from Augsburg University and an MBA degree in finance from the University of St. Thomas.

Harvinder S. Bhela joined NetApp in January 2022 as executive vice president and chief product officer. He is responsible for leading NetApp’s product and engineering teams and building our storage and data services products. Before joining NetApp, Mr. Bhela spent 25 years at Microsoft where he held multiple executive leadership positions. Most recently he served as corporate vice president of the Microsoft 365 Security, Compliance and Management business. Mr. Bhela holds a Bachelor of Engineering from the University of Mumbai and a Master of Science in Computer Science from the University of Minnesota.

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

The growth in our industry and the markets in which we compete is driven by the increase in demand for storage and data management solutions by consumers, enterprises and governments around the world, and the purchases of storage and data management solutions to address this demand. The rise in cloud usage and commensurate spending is driving customers to search for cloud operations solutions to lower costs and speed development. Despite these growth drivers, our markets could be adversely impacted by customers delaying purchases in the face of technology transitions, increasing adoption of substitute products and/or services, increased storage efficiency, and/or changing economic and business environments. For example, in fiscal 2023, we observed a slowdown in demand as a result of continuing global economic uncertainty. Additionally, customer requirements are evolving in the nascent cloud operations market, which could also adversely impact our opportunity. While customers are navigating through their information technology (IT) transformations, which leverage modern architectures and hybrid cloud environments, they are also looking for simpler solutions, and changing how they consume IT. This evolution is diverting spending towards transformational projects and architectures like flash, hybrid cloud, cloud storage, IT as a service, converged infrastructure, and software defined storage.

Our business may be adversely impacted if we are unable to keep pace with rapid industry, technological or market changes or if our evolved cloud strategy is not accepted in the marketplace. As a result of these and other factors discussed in this report, our revenue may decline on a year-over-year basis, as it did in fiscal 2017 and 2020. The future impact of these trends on both short- and long-term growth patterns is uncertain. If the general historical rate of industry growth declines, if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products, services and solutions do not receive customer acceptance, our business, operating results, financial condition and cash flows could suffer.

If we are unable to develop, introduce and gain market acceptance for new products and services while managing the transition from older ones, or if we cannot provide the expected level of quality and support for our new products and services, our business, operating results, financial condition and cash flows could be harmed.

Our future growth depends upon the successful development and introduction of new hardware and software products and services. Due to the complexity of storage software, cloud operations software, subsystems and appliances and the difficulty in gauging the engineering effort required to produce new products and services, such products and services are subject to significant technical and quality control risks.

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for new products and services, as and when required by the market and our customers, our business, operating results, financial condition and cash flows could be materially and adversely affected.

New or additional product and feature introductions, including new software and cloud offerings, such as Astra by NetApp, cloud operations services including Spot by NetApp, Instaclustr and Cloud Insights, and new hardware and all-flash storage products, including AFF A900 and AFF C-series, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to successfully manage the transition from older products and solutions, our ability to forecast and manage the impact of customers’ demand for new products, services and solutions or the products being replaced, and our ability to manage production capacity to meet the demand for new products and services. In addition, as existing customers transition from older products and solutions to new software and cloud offerings, the transition could take longer than expected, or the customer could decide to delay the transition, either of which could result in non-renewal of the new offerings or affect our ability to manage and forecast customer churn and expansion rates for new software and cloud offerings, as we saw in the fourth quarter of fiscal 2022. As new or enhanced products and services are introduced, we must avoid excessive levels of older product inventories and related components and ensure that new products and services can be delivered to meet customers’ demands. Further risks inherent in the introduction of new products, services and solutions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, delays in sales caused by the desire of customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products and solutions. If these risks are not managed effectively, we could experience material risks to our business, operating results, financial condition and cash flows.

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

Our business and sales models make revenues difficult to forecast. We sell to a variety of customers directly and through various channels, with a corresponding variety of sales cycles. The majority of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners, which include public cloud providers. This structure significantly complicates our ability to forecast future revenue, especially within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners and strategic business partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area or the failure of our channel or strategic partners, including public cloud providers, to promote our products could harm our operating results. Qualifying and developing new indirect channel partners typically requires a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners and strategic partners, including public cloud providers, if their financial condition, business or customer relationships were to weaken, if they fail to comply with legal or regulatory requirements, or if we were to cease to do business with them for these or other reasons, our business, operating results, financial condition and cash flows could be harmed.

Increasing competition and industry consolidation could harm our business, operating results, financial condition and cash flows.

Our markets are intensely competitive and are characterized by fragmentation and rapidly changing technology. We compete with many companies in the markets we serve, including established public companies, newer public companies with a strong flash focus, and new market entrants addressing the growing opportunity for application data management for Kubernetes and cloud operations. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of products or services. Technology trends, such as hosted or public cloud storage, SaaS and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service provider competitors provide customers storage for their data centers on demand, without requiring a capital expenditure, which meets rapidly evolving business needs and has changed the competitive landscape. We also now compete in the emerging cloud operations market, where growth is being driven by increased customer cloud usage and commensurate spend, but customer requirements are still evolving. There is no clear leader in this market.

Competitors may develop new technologies, products or services in advance of us or establish new business models, more flexible contracting models or new technologies disruptive to us. By extending our flash, cloud storage, converged infrastructure and cloud operations offerings, we are competing in new segments with both traditional competitors and new competitors, particularly smaller emerging storage and cloud operations vendors. The longer-term potential and competitiveness of these emerging vendors remains to be determined. In cloud and converged infrastructure, we also compete with large well-established competitors.

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

Global economic and geopolitical conditions restrict our visibility and may harm our industry, business, and operating results, including our revenue growth and profitability, financial condition and cash flows.

We operate globally and as a result, our business, revenues and profitability are impacted by global economic and market conditions, including, among others, inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, reduced consumer confidence and spending, and economic and trade barriers. Such factors may limit our ability to forecast future demand for our products and services, contribute to increased periodic volatility in the computer, storage and networking industries at large, as well as the IT market, impact availability of supplies and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Adverse macroeconomic conditions, including those identified above, could materially adversely impact the demand for our products and our operating results amid customer concerns over slowing demand for their products, reduced asset values, volatile energy costs, geopolitical issues, the availability and cost of credit and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. For example, in fiscal 2023, global economic uncertainty had, and could continue to have, a material adverse impact on the demand for our products. Additionally, constraints in our supply chain in fiscal 2023, including higher component and freight costs, resulted, and may continue to result, in increased costs of revenue and delays in fulfillment of certain customer orders. Consequently, these concerns have challenged our business and we expect them to continue to challenge our business for the foreseeable future. All of these risks and conditions could materially adversely affect our future sales and operating results.

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

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our business and future operating results could be adversely impacted by factors affecting our international operations including, among other things, local political or economic conditions, trade protection and export and import requirements, tariffs, local labor conditions, transportation costs, government spending patterns, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure and adverse public health developments. In particular, ongoing trade tensions between the U.S. and China could impact our business and operating results. For products we manufacture in Mexico, tensions between the U.S. and Mexico related to trade and border security issues could delay our shipments to customers, or impact pricing or our business and operating results. As a result of Russia’s actions in the Ukraine, numerous countries and organizations have imposed sanctions and export controls, while businesses, including the Company, have limited or suspended Russian operations. Russia has likewise imposed currency restrictions and regulations and may further take retaliatory trade or other actions, including the nationalization of foreign businesses. These actions could impact our supply chain, pricing, business and operating results and expose us to cyberattacks. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, and regulations related to data privacy, data protection, and cybersecurity. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors could have an adverse impact on our business, operating results, financial condition and cash flows.

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

Moreover, in many foreign countries, particularly in those with developing economies, it is a common business practice to engage in activities that are prohibited by NetApp's internal policies and procedures, or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. There can be no assurance that all our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will comply with these policies, procedures, laws and/or regulations. Any such violation could subject us to fines and other penalties, which could have a material adverse effect on our business, operating results, financial condition and cash flows.

Our acquisitions may not achieve expected benefits, and may increase our liabilities, disrupt our existing business and harm our operating results, financial condition and cash flows.

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products and services, expand the breadth of our markets, or enhance our technical capabilities. For example, we acquired eight privately held companies from fiscal 2020 through the end of fiscal 2023. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Any inaccuracy in our acquisition assumptions or any failure to uncover or mitigate liabilities or risks associated with the acquisition, such as differing or inadequate cybersecurity and data privacy protection controls or contractual limitations of liability, and any failure to make the acquisition on favorable terms, integrate the acquired business or assets as and when expected, or retain key employees of the acquired company may reduce or eliminate the expected benefits of the acquisition to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition benefits may also result in impairment charges for goodwill and purchased intangible assets.

If we are unable to attract and retain qualified personnel, our business, operating results, financial condition and cash flows could be harmed.

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to advance our corporate strategy and preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products and features, we are particularly dependent on our ability to hire and retain qualified engineers, including in emerging areas of technology such as artificial intelligence and machine learning. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in the technology industry, is intense. We have periodically reduced our workforce, including reductions of approximately 6% and 8% announced in fiscal 2021 and the fourth quarter of fiscal 2023, respectively, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could disrupt our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results, financial condition and cash flows.

Many of our employees participate in our flexible work program (Thrive Everywhere), and work remotely on a full- or part-time basis. While Thrive Everywhere has been generally well received by employees, it may also create other challenges that impact our ability to attract and retain qualified personnel, including, but not limited to, some employees may prefer an in person work environment, decreased collaboration and communication among employees, and reduced ability to maintain our corporate culture and workforce morale. If we are unable to effectively manage the risks and challenges associated with remote work, our business operations and financial performance may be adversely affected.

Equity grants are a critical component of our current compensation programs as they support attraction and engagement of key talent and align employee interests with shareholders. A competitive broad-based equity compensation program is essential to compete for talent in both the hardware and software industries, in which competitors for talent provide a more significant portion of compensation via equity. If we reduce, modify or eliminate our equity programs or fail to grant equity competitively, we may have difficulty attracting and retaining critical employees.

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

We continuously seek to make our cost structure and business processes more efficient, including by moving our business activities from higher-cost to lower-cost locations, outsourcing certain business processes and functions, and implementing changes to our business information systems. These efforts may involve a significant investment of financial and human resources and significant changes to our current operating processes. For example, in fiscal 2024, we are implementing certain business information systems. We may encounter difficulties in implementing new business information systems or maintaining and upgrading existing systems and software. Such difficulties may lead to significant expenses or losses due to unexpected additional costs required to implement or maintain systems, disruption in business operations, loss of sales or profits, or disruption to our ability to timely and accurately process and report key aspects of our financial statements and, as a result, may have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, as we move operations into lower-cost jurisdictions and outsource certain business processes, we become subject to new regulatory regimes and lose control of certain aspects of our operations and, as a consequence, become more dependent upon the systems and business processes of third-parties. If we are unable to move our operations, outsource business processes or implement new business information systems in a manner that complies with local law and maintains adequate standards, controls and procedures, the quality of our products and services may suffer and we may be subject to increased litigation risk, either of which could have an adverse effect on our business, operating results and financial condition. Additionally, we may not achieve the expected benefits of these and other transformational initiatives, which could harm our business, operating results, financial condition and cash flows.

We are exposed to credit risks, our investment portfolio may experience fluctuations in market value or returns, and our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We maintain an investment portfolio of various holdings, types, and maturities. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments and the returns thereon may fluctuate substantially. Unfavorable macroeconomic conditions, rising interest rates, or other circumstances could result in an economic slowdown and possibly cause a global recession. An economic slowdown or increased regional or global economic uncertainty may lead to failures of counterparties, including financial institutions, governments and insurers, which could result in a material decline in the value of our investment portfolio and substantially reduce our investment returns. We regularly maintain cash balances at large third-party financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 and similar regulatory insurance limits outside the United States. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all of our deposits, which could adversely impact our operating liquidity and financial performance. Similarly, if our customers or partners experience liquidity issues as a result of financial institution defaults or non-performance where they hold cash assets, their ability to pay us may become impaired and could have a material adverse effect on our results of operations, including the collection of accounts receivable and cash flows.

Our goals and disclosures related to environmental, social and governance (ESG) matters expose us to risks that could adversely affect our reputation and performance.

We have established and publicly announced ESG goals, including our commitment to reducing our greenhouse gas emissions and increasing our representation of women in our global workforce and underrepresented minorities in our US workforce. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from our stakeholders, the investment community as well as enforcement authorities.

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

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or supplier could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.

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

Our growth strategy includes developing and maintaining strategic partnerships with major third-party software and hardware vendors to integrate our products into their products and also co-market our products with them. A number of our strategic partners are industry leaders that offer us expanded access to segments in which we do not directly participate. In particular, strategic partnerships with public cloud providers and other cloud service vendors are critical to the success of our cloud-based business. However, there is intense competition for attractive strategic partners, and these relationships may not be exclusive, may not generate significant revenues and may be terminated on short notice. For instance, some of our partners are also partnering with our competitors, which may increase the availability of competing solutions and harm our ability to grow our relationships with those partners. Moreover, some of our partners, particularly large, more diversified technology companies, including major cloud providers, are also competitors, thereby complicating our relationships. If we are unable to establish new partnerships or maintain existing partnerships, if our strategic partners favor their relationships with other vendors in the storage industry or if our strategic partners increasingly compete with us, we could experience lower than expected revenues, suffer delays in product development, or experience other harm to our business, operating results, financial condition and cash flows.

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

We recently reorganized our sales resources, which included changes and additions to our sales leadership team, to gain operational efficiencies and improve the alignment of our resources with customer and market opportunities. We expect to continue developing our sales organization and go-to-market model towards these goals throughout fiscal 2024. The reorganization of our sales resources, and ongoing evolution of our go-to-market model, could result in short or long-term disruption of our sales cycles, may not produce the efficiencies and benefits desired, and could harm our operating results, financial condition and cash flows.

We have and may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, facility reductions or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including our business unit structure, structure of our sales team, and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from third-party resellers or users of discontinued products. Charges associated with these activities could harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

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

Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could materially harm our operating results and financial condition. As an example, the United States Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with IT vendors, including us and several of our competitors and channel partners, under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. Although the DOJ and GSA currently have no claims pending against us, we could face claims in the future. Violations of certain regulatory and contractual requirements, including with respect to cybersecurity or affirmative action program requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our business, operating results, financial condition and cash flows.

In response to increasing cybersecurity threats, the U.S. government has subjected IT vendors, including us, to certain additional requirements. As an example, the Executive Order on Improving the Nation’s Cybersecurity (EO 14028), released in May 2021, outlines the U.S. government’s plan to address software supply chain security for “critical software” and other software. NetApp’s products are categorized as critical software, requiring us to achieve compliance with the Secure Software Development Framework (SSDF) under NIST special publication 800-218. The current deadline for compliance is subject to the U.S. government’s finalization of their common attestation form, and any products that cannot attest to compliance with the SSDF may result in delays or inability to execute contracts with customers, particularly with government entities.

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

Most of our sales to customers are on an open credit basis, with typical payment terms of 30 days. We may experience increased losses as potentially more customers are unable to pay all or a portion of their obligations to us, particularly in the current macroeconomic environment when access to sources of liquidity may be limited. Beyond our open credit arrangements, some of our customers have entered into recourse and non-recourse financing leasing arrangements using third-party leasing companies. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. During periods of economic uncertainty, our exposure to credit risks from our customers increases. In addition, our exposure to credit risks of our customers may increase further if our customers and their customers or their lease financing sources are adversely affected by global economic conditions.

Risks Related to Our Products and Services

Any disruption to our supply chain could materially harm our business, operating results, financial condition and cash flows.

We do not manufacture certain components used in our products. We rely on third parties to manufacture critical components, as well as for associated logistics. Our lack of direct responsibility for, and control over, these elements of our business, as well as the diverse international geographic locations of our manufacturing partners and suppliers, creates significant risks for us, including, among other things:

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
•
Impacts on our supply chain from adverse public health developments, including outbreaks of contagious diseases such as COVID-19;
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

Such risks have subjected us, and could in the future subject us, to supply constraints, price increases and minimum purchase requirements and our business, operating results, financial condition and cash flows could be harmed. For example, the global shortage of critical product components in fiscal 2023 caused us to experience increased prices and extended lead times for certain critical components, such as semiconductors. Such shortages could reduce our flexibility to react to product mix changes and disrupt our production schedule. The risks associated with our outsourced manufacturing model are particularly acute when we transition products to new facilities or manufacturers, introduce and increase volumes of new products or qualify new contract manufacturers or suppliers, at which times our ability to manage the relationships among us, our manufacturing partners and our component suppliers, becomes critical. New manufacturers, products, components or facilities create increased costs and risk that we will fail to deliver high quality products in the required volumes to our customers. Any failure of a manufacturer or component supplier to meet our quality, quantity or delivery requirements in a cost-effective manner will harm our business, including customer relationships and as a result could harm our operating results, financial condition and cash flows.

We rely on a limited number of suppliers for critical product components.

We rely on a limited number of suppliers for drives and other components utilized in the assembly of our products, including certain single source suppliers, which has subjected us, and could in the future subject us, to price rigidity, periodic supply constraints, and the inability to produce our products with the quality and in the quantities demanded. Consolidation among suppliers, particularly within the semiconductor and storage media industries, has contributed to price volatility and supply constraints. When industry supply is constrained, or the supply chain is disrupted, as it was during the COVID-19 pandemic, our suppliers may allocate volumes away from us and to our competitors, all of which rely on many of the same suppliers as we do. Accordingly, our business, operating results, financial condition and cash flows may be harmed.

If a material cybersecurity or other security breach impacts our services or occurs on our systems, within our supply chain, or on our end-user customer systems, or if stored data is improperly accessed, customers may reduce or cease using our solutions, our reputation may be harmed and we may incur significant liabilities.

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

Our clients and customers use our platforms for the transmission and storage of sensitive data. We do not generally review the information or content that our clients and their customers upload and store, and we have no direct control over the substance of the information or content stored within our platforms. If our employees, or our clients, partners or their respective customers use our platforms for the transmission or storage of personal or other sensitive information, or our supply chain cybersecurity is compromised and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities.

Security industry experts and US Government officials continue to emphasize risks to our industry. Cyber attacks and security breaches continue to increase, and of particular concern are supply-chain attacks against software development. We anticipate that cyberattacks will continue to increase in the future. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches.

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

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our existing general liability insurance coverage, cybersecurity insurance coverage and coverage for errors and omissions may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims, or our insurers may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Our business is subject to increasing regulation by various federal, state and international governmental agencies responsible for enacting and enforcing laws and regulations relating to privacy, data protection, and information security. For example, since the effective date of the EU’s General Data Privacy Regulation in 2018, the Court of Justice of the European Union has issued rulings that have impacted how multinational companies must implement that law and the European Commission (EC) has published new regulatory requirements relating to cross-border data transfers applicable to multinational companies like NetApp. NetApp relies on a variety of compliance methods to transfer personal data of European Economic Area (EEA) individuals to other countries, including Binding Corporate Rules and Standard Contractual Clauses (SCCs). In June 2021, the EC imposed new SCC requirements which impose certain contract and operational requirements on NetApp and its contracting parties, including requirements related to government access transparency, enhanced data subject rights, and broader third-party assessments to ensure safeguards necessary to protect personal data transferred from NetApp or its partners to countries outside the EEA, requiring NetApp to revise customer and vendor agreements. In addition to the EU’s General Data Privacy Regulation, other global governments have adopted new privacy and data protection laws. In particular, the United Kingdom’s exit from the EU has resulted in a parallel comprehensive privacy law known as the United Kingdom General Data Protection Regulation, which is similarly supplemented by other domestic data protection laws, such as the United Kingdom Data Protection Act 2018.

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

As of April 28, 2023, we had $2.4 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2024, 2025, 2027 and 2030. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results, financial condition and cash flows will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. For example, in recent years, the COVID-19 pandemic impeded the mobility of our personnel, inventories, equipment and products and disrupted our business operations. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, droughts, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. As a result of climate change, we expect the frequency and impact of such natural disasters or other material disruptions to increase. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. Our headquarters is located in Northern California, an area susceptible to earthquakes and wildfires. If any significant disaster were to occur there, our ability to operate our business and our operating results, financial condition and cash flows could be adversely impacted.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We owned or leased, domestically and internationally, the following properties as of April 28, 2023.

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

We lease approximately 1.3 million square feet in other sales offices and research and development facilities throughout the U.S. and internationally. We expect that our existing facilities and those being developed worldwide are suitable and adequate for our requirements over at least the next two years.

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

	Fiscal 2023		Fiscal 2022
	High	Low	High	Low
First Quarter	$76.73	$61.26	$84.19	$73.30
Second Quarter	$79.09	$60.56	$94.69	$78.05
Third Quarter	$75.19	$58.08	$96.81	$82.50
Fourth Quarter	$69.75	$59.74	$96.82	$58.83

Holders

As of May 31, 2023 there were approximately 443 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.50 per outstanding common share in each quarter of fiscal 2023 and fiscal 2022 for an aggregate of $432 million and $446 million, respectively, and $0.48 per outstanding common share in each quarter of fiscal 2021 for an aggregate of $427 million. In the first quarter of fiscal 2024, the Company declared a cash dividend of $0.50 per share of common stock, payable on July 26, 2023 to shareholders of record as of the close of business on July 7, 2023.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index for the five years ended April 28, 2023. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among NetApp, Inc., the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index*

*$100 invested on April 27, 2018 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and each of the indexes.

	April 2018	April 2019	April 2020	April 2021	April 2022	April 2023
NetApp, Inc.	$100.00	$109.09	$67.77	$121.79	$122.26	$108.29
S&P 500 Index	$100.00	$112.33	$110.58	$165.75	$166.10	$170.53
S&P 500 Information Technology Index	$100.00	$121.88	$139.72	$222.24	$226.45	$244.75
S&P 1500 Technology Hardware & Equipment Index	$100.00	$122.50	$140.08	$249.10	$283.44	$300.91

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 28, 2023:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 28, 2023 - February 24, 2023	417	$66.89	358,124	$524
February 25, 2023 - March 24, 2023	698	$63.11	358,822	$480
March 25, 2023 - April 28, 2023	1,222	$63.85	360,044	$402
Total	2,337	$65.09

In May 2003, our Board of Directors approved a stock repurchase program. As of April 28, 2023, our Board of Directors had authorized the repurchase of up to $15.1 billion of our common stock, and on May 26, 2023, authorized an additional $1.0 billion. Since inception of the program through April 28, 2023, we repurchased a total of 360 million shares of our common stock for an aggregate purchase price of $14.7 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

Executive Overview

Our Company

NetApp is a global cloud-led, data-centric software company that empowers customers with hybrid multicloud solutions built for a better future. Building on more than three decades of innovation, we give customers the freedom to manage applications and data across hybrid multicloud environments. NetApp delivers value in simplicity, security, savings, and sustainability with automation and optimization for IT teams to thrive on premises, in the clouds, and everywhere in between. We are a proven leader in all-flash storage with the only storage OS natively available on the biggest clouds, and we believe we provide industry-leading protection and security, and innovative CloudOps services.

In a world of hybrid multicloud complexity, we envision a better IT experience—an evolved cloud state where on-premises and cloud environments are united as one. We build solutions that drive faster innovation wherever our customers’ data and applications live, with unified management and AI-driven optimization, giving organizations the freedom to do what’s best for today’s business and the flexibility to adapt for tomorrow. Our infrastructure, data, and application services are hybrid multicloud by design to deliver a unified experience that is integrated with the rich services of our cloud partners.

Our operations are organized into two segments: Hybrid Cloud and Public Cloud.

Hybrid Cloud offers a portfolio of storage management and infrastructure solutions that help customers recast their traditional data centers into modern data centers with the power of the cloud. Our hybrid cloud portfolio is designed to operate with public clouds to unlock the potential of hybrid, multi-cloud operations. We offer a broad portfolio of cloud-connected all-flash, hybrid-flash, and object storage systems, powered by intelligent data management software. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage and data services and cloud operations services. Our enterprise-class solutions and services enable customers to control and manage storage in the cloud, consume high-performance storage services for primary workloads, and optimize cloud environments for cost and efficiency. These solutions and services are generally available on the leading public clouds, including Amazon AWS, Microsoft Azure, and Google Cloud Platform.

Global Business Environment

Macroeconomic Conditions

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad have resulted and may continue to result in adverse macroeconomic conditions, including inflation, rising interest rates, foreign exchange volatility, slower growth and possibly a recession. In particular, in fiscal 2023, we experienced a weakened demand environment, characterized by cloud optimizations and increased budget scrutiny, which resulted in smaller deal sizes, longer selling cycles, and delays of some deals.

If these macroeconomic uncertainties persist or worsen in fiscal 2024, we may observe a further reduction in customer demand for our offerings, which could impact our operating results.

Supply Chain

Supply chain constraints, particularly in the first half of fiscal 2023, led to higher product component and freight costs in fiscal 2023 compared to fiscal 2022. Supply chain constraints also delayed our ability to fulfill certain customer orders during the first half of fiscal 2023.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of key financial metrics for each of the last three fiscal years (in millions, except per share amounts and percentages):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Net revenues	$6,362	$6,318	$5,744
Gross profit	$4,209	$4,220	$3,815
Gross profit margin percentage	66%	67%	66%
Income from operations	$1,018	$1,157	$1,031
Income from operations as a percentage of net revenues	16%	18%	18%
(Benefit) provision for income taxes	$(208)	$158	$232
Net income	$1,274	$937	$730
Diluted net income per share	$5.79	$4.09	$3.23
Net cash provided by operating activities	$1,107	$1,211	$1,333

	April 28, 2023	April 29, 2022
Deferred revenue and financed unearned services revenue	$4,313	$4,232

•
Net revenues: Our net revenues increased approximately 1% in fiscal 2023 compared to fiscal 2022, due to an increase in services revenues, primarily driven by an increase in public cloud revenues.
•
Gross profit margin percentage: Our gross profit margin as a percentage of net revenues decreased less than one percentage point in fiscal 2023 compared to fiscal 2022 primarily due to the decrease in gross profit margins on product revenues.
•
Income from operations as a percentage of net revenues: Our income from operations as a percentage of net revenues decreased by two percentage points in fiscal 2023 compared to fiscal 2022, primarily due to a slightly lower gross profit margin percentage and an increase in restructuring charges.
•
(Benefit) provision for income taxes: We had a benefit from income taxes in fiscal 2023, compared to a provision for income taxes in fiscal 2022, due to a discrete tax benefit of $524 million that resulted from an intra-entity asset transfer of certain intellectual property.
•
Net income and Diluted net income per share: The increase in both net income and diluted net income per share in fiscal 2023 compared to fiscal 2022 reflect the factors discussed above. Higher net income and increased share repurchases in fiscal 2023 compared to fiscal 2022 favorably impacted diluted net income per share.

Stock Repurchase Program and Dividend Activity

During fiscal 2023, we repurchased approximately 13 million shares of our common stock at an average price of $66.42 per share, for an aggregate purchase price of $850 million. We also declared aggregate cash dividends of $2.00 per share in fiscal 2023, for which we paid a total of $432 million.

Acquisition

On May 20, 2022, we acquired all the outstanding shares of privately-held Instaclustr US Holding, Inc. (Instaclustr), a leading platform provider of fully managed open-source database, pipeline and workflow applications delivered as a service, for approximately $498 million.

Restructuring Events

During fiscal 2023, we executed several restructuring plans and recognized expenses totaling $120 million consisting primarily of employee severance-related costs.

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal 2023, which ended on April 28, 2023, and fiscal 2022, which ended on April 29, 2022 were both 52-week years. Fiscal 2021, which ended on April 30, 2021 was a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Consolidated Statements of Income data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2023	2022	2021
Revenues:
Product	48%	52%	52%
Services	52	48	48
Net revenues	100	100	100
Cost of revenues:
Cost of product	24	25	25
Cost of services	10	9	9
Gross profit	66	67	66
Operating expenses:
Sales and marketing	29	29	30
Research and development	15	14	15
General and administrative	4	4	4
Restructuring charges	2	1	1
Acquisition-related expense	—	—	—
Gain on sale or derecognition of assets	—	—	(3)
Total operating expenses	50	48	48
Income from operations	16	18	18
Other income (expense), net	1	(1)	(1)
Income before income taxes	17	17	17
(Benefit) provision for income taxes	(3)	3	4
Net income	20%	15%	13%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
Net revenues	$6,362	$6,318	1%	$5,744	10%

The increase in net revenues for fiscal 2023 compared to fiscal 2022 was due to an increase in services revenue partially offset by a decrease in product revenues. Product revenues as a percentage of net revenues decreased by approximately four percentage points in fiscal 2023 compared to fiscal 2022, while services revenues as a percentage of net revenues increased by approximately four percentage points. Fluctuations in foreign currency exchange rates adversely impacted net revenues percent growth by approximately four percentage points in fiscal 2023 compared to fiscal 2022.

The increase in net revenues for fiscal 2022 compared to fiscal 2021 was due to an increase in both product revenues and services revenues, with revenues increasing despite the additional week in fiscal 2021. Product revenues and services revenues as a percentage of net revenues both remained relatively consistent in fiscal 2022 compared to fiscal 2021.

Sales through our indirect channels represented 78%, 77% and 77% of net revenues in fiscal 2023, 2022 and 2021, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Fiscal Year
	2023	2022	2021
Arrow Electronics, Inc.	24%	24%	24%
Tech Data Corporation	21%	21%	20%

Product Revenues (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
Product revenues	$3,049	$3,284	(7)%	$2,991	10%
Hardware (Non-GAAP)	1,251	1,358	(8)%	1,355	—%
Software (Non-GAAP)	1,798	1,926	(7)%	1,636	18%

Hybrid Cloud

Product revenues are derived through the sale of our Hybrid Cloud solutions and consist of sales of configured all-flash array systems (including All-Flash FAS and QLC-Flash FAS) and hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, StorageGrid, OEM products, NetApp HCI and add-on optional software.

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

Total product revenues decreased in fiscal 2023 compared to fiscal 2022, primarily due to lower sales of all flash array systems, as a result of softening customer demand. Product revenues were also unfavorably impacted by foreign exchange rate fluctuations. These decreases were partially offset by an increase in sales of hybrid systems.

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

Revenues from the hardware component of product revenues represented 41%, 41% and 45% of product revenues in fiscal 2023, 2022 and 2021, respectively. The software component of product revenues represented 59%, 59% and 55% of product revenues in fiscal 2023, 2022 and 2021, respectively. The software component percentage of product revenues remained relatively flat in fiscal 2023 as compared to fiscal 2022 despite the decrease in sales of all-flash array systems, which contain a higher proportion of software components than other Hybrid Cloud products, primarily due to the mix of other Hybrid Cloud products sold. The increase in the software component percentage of product revenues in fiscal 2022 is primarily due to a higher mix of all-flash array systems sales.

Services Revenues (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
Services revenues	$3,313	$3,034	9%	$2,753	10%
Support	2,419	2,344	3%	2,277	3%
Professional and other services	319	294	9%	277	6%
Public cloud	575	396	45%	199	99%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in fiscal 2023 compared to fiscal 2022, despite the unfavorable impact from foreign exchange rate fluctuations, primarily due to a higher aggregate support contract value for our installed base in the current year.

Support revenues increased in fiscal 2022 compared to fiscal 2021, despite an extra week in the first quarter of fiscal 2021 that contributed approximately $40 million of additional revenues in that period, primarily due to a higher aggregate support contract value for our installed base in fiscal 2022 compared to fiscal 2021.

Professional and other services revenues increased in fiscal 2023 compared to fiscal 2022 primarily due to an increase in other services revenues. The increase in fiscal 2022 compared to fiscal 2021 was primarily due to an increase in demand from increased product sales.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings delivered primarily as-a-service, which include cloud storage and data services, and cloud operations services.

Public Cloud revenues increased in fiscal 2023 and fiscal 2022 compared to the respective prior years primarily due to growing customer demand for NetApp's diversified cloud offerings, coupled with overall growth in the cloud market, and the acquisitions of Instaclustr early in the first quarter of fiscal 2023 and CloudCheckr, Inc. (CloudCheckr) in the third quarter of fiscal 2022. The acquisition of Spot, Inc. (Spot) late in the first quarter of fiscal 2021 also contributed to the increase in Public Cloud revenues in fiscal 2022 compared to fiscal 2021.

Revenues by Geographic Area:

	Fiscal Year
	2023	2022	2021
United States, Canada and Latin America (Americas)	53%	55%	54%
Europe, Middle East and Africa (EMEA)	33%	31%	31%
Asia Pacific (APAC)	14%	14%	15%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. During fiscal 2023, Americas revenues were negatively impacted by adverse macroeconomic conditions which resulted in a weakened demand environment. Demand across geographies was relatively consistent in fiscal 2022 compared to fiscal 2021.

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

Cost of Product Revenues (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
Cost of product revenues	$1,517	$1,554	(2)%	$1,432	9%
Hybrid Cloud	1,511	1,541	(2)%	1,402	10%
Unallocated	6	13	(54)%	30	(57)%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 50%, 47% and 47% of Hybrid Cloud product revenues in fiscal 2023, 2022 and 2021, respectively. Materials costs represented 94%, 93% and 91% of cost of Hybrid Cloud product revenues in fiscal 2023, 2022 and 2021, respectively.

Materials costs were approximately flat in fiscal 2023 compared to fiscal 2022 reflecting the decrease in product revenues, offset by higher component and freight costs as a result of supply chain challenges.

Hybrid Cloud product gross margins decreased by approximately three percentage points in fiscal 2023 compared to fiscal 2022 primarily due to higher component and freight costs and the adverse impacts of fluctuations in foreign currency exchange rates.

Materials costs increased by approximately $156 million in fiscal 2022 compared to fiscal 2021 reflecting the increase in product revenues in fiscal 2022, the mix of systems sold, and higher component and freight costs as a result of COVID-19 related supply chain challenges. Excess and obsolete inventory reserves were lower in fiscal 2022 compared to fiscal 2021.

Hybrid Cloud product gross margins remained relatively flat in fiscal 2022 compared to fiscal 2021 despite the increase in component and freight costs, which were offset primarily by a higher mix of all-flash array systems sales, which have higher margins than hybrid systems.

Unallocated

Unallocated cost of product revenues decreased in fiscal 2023 and fiscal 2022 compared to the respective prior year periods due to certain intangible assets becoming fully amortized.

Cost of Services Revenues (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
Cost of services revenues	$636	$544	17%	$497	9%
Support	181	184	(2)%	201	(8)%
Professional and other services	211	205	3%	206	—%
Public cloud	184	118	56%	65	82%
Unallocated	60	37	62%	25	48%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, increased slightly in fiscal 2023 compared to fiscal 2022 and decreased in fiscal 2022 compared to fiscal 2021. Cost of Hybrid Cloud services revenues represented 14%, 15% and 16% of Hybrid Cloud services revenues in fiscal 2023, 2022 and 2021, respectively.

Hybrid Cloud support gross margins were relatively consistent in fiscal 2023 compared to fiscal 2022, while they increased by one percentage point in fiscal 2022 compared to fiscal 2021 due to growth in support revenues achieved with a consistent cost base.

Public Cloud

Cost of Public Cloud revenues increased in fiscal 2023 and in fiscal 2022 compared to the respective prior years, reflecting the ongoing growth in Public Cloud revenues in each period. Public Cloud gross margins decreased by two percentage points in fiscal 2023 compared to fiscal 2022, primarily due to the mix of offerings provided. Public Cloud gross margins increased by three percentage points in fiscal 2022 compared to fiscal 2021, reflecting efficiencies from scaling our Public Cloud segment.

Unallocated

Unallocated cost of services revenues increased in fiscal 2023 and in fiscal 2022 compared to the respective prior years, due to our acquisitions of Instaclustr early in the first quarter of fiscal 2023 and CloudCheckr in the third quarter of fiscal 2022, which resulted in higher amortization expense from acquired intangible assets.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for fiscal 2023 totaled $3,050 million, or 48% of net revenues, relatively consistent with fiscal 2022. While fluctuations in foreign currency exchange rates adversely impacted net revenues in fiscal 2023 compared to fiscal 2022, they favorably impacted sales and marketing, research and development and general and administrative expenses by approximately 3% in fiscal 2023.

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

Total compensation costs included in sales and marketing, research and development and general and administrative expenses increased by $101 million, or 6%, during fiscal 2023 compared to fiscal 2022, primarily due to higher salaries, benefits and stock-based compensation expense, reflecting an increase in average headcount of 8%. The increase was partially offset by lower incentive compensation expense.

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

Sales and Marketing (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
Sales and marketing expenses	$1,829	$1,857	(2)%	$1,744	6%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following (in percentage points of the total change):

	Fiscal 2023 to Fiscal 2022	Fiscal 2022 to Fiscal 2021
Compensation costs	2	4
Commissions	(3)	1
Advertising and marketing promotional expense	(2)	—
Travel and entertainment	1	1
Total change	(2)	6

The increase in compensation costs for fiscal 2023 compared to fiscal 2022 reflected an increase in average headcount of approximately 6%. The impact of the increase in headcount was partially offset by lower incentive compensation expense and the impact of foreign exchange rate fluctuations.

The increase in compensation costs in fiscal 2022 compared to fiscal 2021 reflected an increase in average headcount of approximately 5%, partially offset by the impact of one less week in fiscal 2022.

The decrease in commissions expense for fiscal 2023 compared to fiscal 2022 was primarily due to lower performance against sales goals. The increase in commissions expense in fiscal 2022 primarily reflected the increase in the average headcount of our sales team compared to fiscal 2021, partially offset by slightly lower attainment against sales goals than in fiscal 2021.

Advertising and marketing promotional expense decreased in fiscal 2023 compared to fiscal 2022, primarily due to lower spending on certain marketing programs.

Travel and entertainment expense increased in fiscal 2023 and fiscal 2022 compared to the respective prior years, as COVID-19 related travel restrictions eased.

Research and Development (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
Research and development expenses	$956	$881	9%	$881	—%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expense consisted of the following (in percentage points of the total change):

	Fiscal 2023 to Fiscal 2022	Fiscal 2022 to Fiscal 2021
Compensation costs	8	(1)
Development projects and outside services	1	1
Total change	9	—

The increase in compensation costs for fiscal 2023 compared to fiscal 2022 was primarily attributable to an increase in average headcount of 11%. The impact of the increase in headcount was partially offset by lower incentive compensation expense and the impact of foreign exchange rate fluctuations. The increase in development projects and outside services for fiscal 2023 compared to fiscal 2022 was primarily due to the higher spending on certain engineering projects.

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

General and Administrative (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
General and administrative expenses	$265	$279	(5)%	$257	9%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of the total change):

	Fiscal 2023 to Fiscal 2022	Fiscal 2022 to Fiscal 2021
Compensation costs	(1)	4
Professional and legal fees and outside services	1	4
Facilities and IT support costs	(5)	(1)
Other	—	2
Total change	(5)	9

The decrease in compensation costs in fiscal 2023 compared to fiscal 2022 was primarily attributable to lower incentive compensation expense, partially offset by the increase in salaries and stock-based compensation expenses. The increases in professional and legal fees and outside services expense in fiscal 2023 were primarily due to higher spending on certain business transformation projects. The decrease in facilities and IT support costs in fiscal 2023 was primarily related to lower spending for certain IT projects.

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

Restructuring Charges (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
Restructuring charges	$120	$33	264%	$42	(21)%
In an effort to reduce our cost structure and redirect resources to our highest return activities, in fiscal 2023, 2022 and 2021, we initiated a number of business realignment plans designed to streamline our business and focus on key strategic opportunities. These plans resulted in aggregate reductions of our global workforce of approximately 9% in fiscal 2023, 1% in fiscal 2022, and 6% in fiscal 2021, and aggregate charges of $120 million, $33 million and $42 million, respectively, consisting primarily of employee severance costs. The aggregate charges in fiscal 2023 and fiscal 2022 also included legal and tax-related consulting fees associated with the establishment of an international headquarters in Cork, Ireland. See Note 12 – Restructuring Charges of the Notes to Consolidated Financial Statements for more details regarding our restructuring plans.

Acquisition-related Expense (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
Acquisition-related expense	$21	$13	62%	$16	(19)%

We incurred $21 million, $13 million and $16 million of acquisition-related expenses, primarily consisting of legal and consulting fees, in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, associated with our acquisition and subsequent integration of Instaclustr, CloudCheckr and Spot, respectively.

Gain on Sale or Derecognition of Assets (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
Gain on sale or derecognition of assets	$—	$—	—	$(156)	(100)%

In April 2021, we sold certain land and buildings located in Sunnyvale, California with an aggregate net book value of $210 million and received cash proceeds of $365 million, resulting in a gain, net of direct selling cost, and adjusted for below-market rent, of $156 million.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Fiscal Year
	2023	2022	% Change	2021	% Change
Interest income	$69	$7	886%	$9	(22)%
Interest expense	(67)	(73)	(8)%	(74)	(1)%
Other, net	46	4	NM	(4)	NM
Total	$48	$(62)	NM	$(69)	NM

NM - Not Meaningful

Interest income increased in fiscal 2023 compared to fiscal 2022 primarily due to higher yields earned on our cash and investments. Interest income decreased during fiscal 2022 and fiscal 2021 compared to the respective prior years due to both a reduction in the size of our investment portfolio and lower yields earned on the investments.

Interest expense decreased in fiscal 2023 compared to fiscal 2022 due to the extinguishment of certain senior notes in the second quarter of fiscal 2023. Interest expense remained flat in fiscal 2022 compared to fiscal 2021 as the aggregate principal amount of our outstanding Senior Notes remained consistent.

Other, net for fiscal 2023 includes $22 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. Other, net for fiscal 2023 also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million. The remaining differences in Other, net for fiscal 2023 as compared to fiscal 2022 are primarily due to foreign exchange gains and losses year-over-year. The differences in Other, net during fiscal 2022 as compared to fiscal 2021 are partially due to foreign exchange gains and losses year-over-year. In fiscal 2021, other, net includes a $6 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $8 million. This benefit was more than offset by a $14 million loss recognized from the extinguishment of our Senior Notes due June 2021 in the first quarter of fiscal 2021.

Provision for Income Taxes (in millions, except percentages):

	Fiscal Year
	2023	2022	% Change	2021	% Change
Provision for income taxes	$(208)	$158	(232)%	$232	(32)%

Our effective tax rate for fiscal 2023 was (19.5)% compared to 14.4% in fiscal 2022, primarily due to benefits resulting from an intra-entity asset transfer of certain IP, offset by discrete tax expense recorded as a result of the Danish Supreme Court ruling received January 9, 2023.

During the second quarter of fiscal 2023, we completed an intra-entity asset transfer of certain IP to our international headquarters (the “IP Transfer”). The transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $524 million during the second quarter of fiscal 2023. Management applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset. With the assistance of third-party valuation specialists, the fair value of the IP was determined principally based on the present value of projected cash flows related to the IP which reflects management’s assumptions regarding projected revenues, earnings before interest and taxes, and a discount rate. The tax-deductible amortization related to the transferred IP rights will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely. The deferred tax asset and the tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. We expect to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset quarterly. Any Organisation for Economic Co-operation and Development’s (“OECD”) actions adopted internationally could impact our financial results in future periods. The impact of the transaction to net cash provided by or used in operating, investing and financing activities on the condensed consolidated statements of cash flows during fiscal 2023 was not material.

During the third quarter of fiscal 2023, the Danish Supreme Court issued a non-appealable ruling on the distributions declared in 2005 and 2006. The Danish Supreme Court reversed the lower court's decision and ruled the 2005 dividend was subject to at-source dividend withholding tax while the smaller 2006 distribution would not be subject to withholding tax. We recorded $69 million of tax expense, which includes $23 million of withholding tax (which we paid in fiscal 2023) and $46 million of interest (which is included in accrued expenses in our consolidated balance sheet as of the end of fiscal 2023), associated with the Danish Supreme Court ruling as a discrete item during the third quarter of fiscal 2023.

Our effective tax rate for fiscal 2022 was lower than the prior year primarily due to the inclusion of one-time benefits related to the prepayment of certain intercompany expenses. Additionally, the fiscal 2021 tax provision included the impact of taxes resulting from the integration of certain acquired companies.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	April 28, 2023	April 29, 2022
Cash, cash equivalents and short-term investments	$3,070	$4,134
Principal amount of debt	$2,400	$2,650

The following is a summary of our cash flow activities:

	Fiscal Year
(In millions)	2023	2022
Net cash provided by operating activities	$1,107	$1,211
Net cash used in investing activities	(1,390)	(561)
Net cash used in financing activities	(1,513)	(1,017)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(49)
Net change in cash, cash equivalents and restricted cash	$(1,797)	$(416)

As of April 28, 2023, our cash, cash equivalents and short-term investments totaled $3.1 billion, reflecting a decrease of $1.1 billion from April 29, 2022. The decrease was primarily due to $850 million used to repurchase shares of our common stock, $432 million used for the payment of dividends, $239 million in purchases of property and equipment, a $250 million repayment of our Senior Notes due December 2022, and $491 million, net of cash acquired, used for the acquisition of a privately-held company, partially offset by $1.1 billion of cash from operating activities. Net working capital was $1.2 billion as of April 28, 2023, a reduction of $779 million when compared to April 29, 2022, primarily due to the decrease in cash, cash equivalents and short-term investments discussed above.

Cash Flows from Operating Activities

During fiscal 2023, we generated cash from operating activities of $1.1 billion, reflecting net income of $1.3 billion which was reduced by $606 million for non-cash deferred tax benefits and increased for non-cash depreciation and amortization expense of $248 million and non-cash stock-based compensation expense of $312 million.

Significant changes in assets and liabilities during fiscal 2023 included the following:

•
Accounts receivable decreased $260 million, reflecting lower billing in the fourth quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022.
•
Accounts payable decreased by $207 million, primarily reflecting lower inventory purchases, and the timing of those purchases from, and payments to, our contract manufacturers.
•
Accrued expenses decreased by $103 million, primarily due to employee compensation payments related to fiscal 2022 incentive compensation and commissions plans.

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

Cash Flows from Investing Activities

During fiscal 2023, we used $719 million for the purchases of investments, net of maturities and sales, paid $491 million, net of cash acquired, for a privately-held company and $239 million for capital expenditures. Additionally, we received proceeds of $59 million from the sale of one of our minority investments in fiscal 2023.

During fiscal 2022, we generated $45 million primarily from maturities of investments in available-for-sale securities, net of purchases, and paid $226 million for capital expenditures. We paid $380 million, net of cash acquired, for three privately-held companies.

Cash Flows from Financing Activities

During fiscal 2023, cash flows used in financing activities totaled $1.5 billion and include $850 million for the repurchase of approximately 13 million shares of common stock, $432 million for the payment of dividends and $250 million to redeem our Senior Notes due in December 2022.

During fiscal 2022, cash flows used in financing activities totaled $1.0 billion and included $600 million for the repurchase of approximately seven million shares of common stock and $446 million for the payment of dividends.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including cash, cash equivalents and short-term investments, cash generated from operations, and our ability to access capital markets and committed credit lines will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all. For further discussion of factors that could affect our cash flows and liquidity requirements, see Item 1A. Risk Factors.

Liquidity

Our principal sources of liquidity as of April 28, 2023 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	April 28, 2023	April 29, 2022
Cash and cash equivalents	$2,316	$4,112
Short-term investments	754	22
Total	$3,070	$4,134

As of April 28, 2023 and April 29, 2022, $2.2 billion and $2.3 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.9 billion and $1.8 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 28, 2023.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 28, 2023 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of April 28, 2023.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023 primarily to replace the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the basis for establishing the interest rate applicable to certain borrowings under the agreement, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 28, 2023, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for fiscal 2024 to be between $175 million and $225 million.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. As of April 28, 2023, outstanding payments related to the transition tax are estimated to be approximately $303 million of which $88 million, $115 million and $100 million are expected to be paid during fiscal 2024, fiscal 2025 and fiscal 2026, respectively. During fiscal 2023, transition tax payments totaled $48 million. Our estimates for future transition tax payments, however, could change with further guidance or review from U.S. federal and state tax authorities or other regulatory bodies.

Dividends and Stock Repurchase Program

On May 26, 2023, we declared a cash dividend of $0.50 per share of common stock, payable on July 26, 2023 to holders of record as of the close of business on July 7, 2023.

As of April 28, 2023, our Board of Directors had authorized the repurchase of up to $15.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 28, 2023, we repurchased a total of 360 million shares of our common stock at an average price of $40.89 per share, for an aggregate purchase price of $14.7 billion. As of April 28, 2023, the remaining authorized amount for stock repurchases under this program was $0.4 billion. On May 26, 2023 our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled $0.7 billion at April 28, 2023, of which $0.5 billion is due in fiscal 2024, with the remainder due thereafter.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $38 million and $59 million of receivables during fiscal 2023 and 2022, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of April 28, 2023 and April 29, 2022, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of April 28, 2023, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

•

We periodically perform an excess and obsolete analysis of our inventory. Inventories are written down based on excess and obsolete reserves determined primarily on assumptions about future demand forecasts and market conditions. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances

•

Although we use our best estimates to forecast future product demand, any significant unanticipated changes in demand, including due to macroeconomic uncertainties, or obsolescence related to technological developments, new product introductions, customer requirements, competition or other factors could have a significant impact on the valuation of our inventory. If actual market conditions are less favorable than do not result in the restoration or increase in that newly established cost basis.

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of one of our reporting units may exceed its fair value. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2023, we performed a quantitative test and determined the fair value of each of our reporting units substantially exceeded its carrying amount, therefore, there was no impairment of goodwill.

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

•

While we employ experts to determine the acquisition date fair value of acquired intangibles, the fair values of assets acquired and liabilities assumed are based on significant management assumptions and estimates, which are inherently uncertain and highly subjective and as a result, actual results may differ from estimates. If different assumptions were to be used, it could materially impact the purchase price allocation. Volatile macroeconomic and market conditions have increased the level of uncertainty and subjectivity of certain management assumptions and estimates.

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

Assumptions and estimates about expected future cash flows and the fair values of our reporting units and purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as the adverse impact of unanticipated changes in macroeconomic conditions, and technological changes or new product introductions from competitors. They can also be affected by internal factors such as changes in business strategy or in forecasted product life cycles and roadmaps. Our ongoing consideration of these and other factors could result in future impairment charges or accelerated amortization expense, which could adversely affect our operating results.

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

The following are the key estimates and assumptions and corresponding uncertainties for our income taxes, including those specifically related to the intra-entity asset transfer of the IP to our international headquarters during fiscal 2023:

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

The valuation of our IP is principally based on the present value of projected cash flows related to the IP which reflects management’s assumptions regarding projected revenues, earnings before interest and taxes, and a discount rate.

•

While we employ experts to assist with the determination of the fair value of IP, its fair value is based on significant management assumptions and estimates, which are inherently uncertain and highly subjective, and as a result, actual results may differ from estimates. If different assumptions were to be used, it could materially impact the IP valuation. Volatile macroeconomic and market conditions have increased the level of uncertainty and subjectivity of certain management assumptions and estimates.

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

Interest Rate Risk

Fixed Income Investments — As of April 28, 2023, we had fixed income debt investments of $754 million and certificates of deposit of $59 million. Our fixed income debt investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These fixed income debt investments, which consist primarily of corporate bonds and U.S. Treasury and government debt securities, and our certificates of deposit are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 28, 2023 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $2 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of April 28, 2023 we have outstanding $2.4 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 28, 2023, no amounts were outstanding under the credit facility.

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

Item 8. Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

	April 28, 2023	April 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,316	$4,112
Short-term investments	754	22
Accounts receivable	987	1,230
Inventories	167	204
Other current assets	456	377
Total current assets	4,680	5,945
Property and equipment, net	650	602
Goodwill	2,759	2,346
Other intangible assets, net	181	142
Other non-current assets	1,548	991
Total assets	$9,818	$10,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$392	$607
Accrued expenses	857	925
Current portion of long-term debt	—	250
Short-term deferred revenue and financed unearned services revenue	2,218	2,171
Total current liabilities	3,467	3,953
Long-term debt	2,389	2,386
Other long-term liabilities	708	788
Long-term deferred revenue and financed unearned services revenue	2,095	2,061
Total liabilities	8,659	9,188

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 5 shares authorized; no shares issued or outstanding as of April 28, 2023 or April 29, 2022	—	—
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 212 and 220 shares issued and outstanding as of April 28, 2023 and April 29, 2022, respectively	945	760
Retained earnings	265	122
Accumulated other comprehensive loss	(51)	(44)
Total stockholders' equity	1,159	838
Total liabilities and stockholders' equity	$9,818	$10,026

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Revenues:
Product	$3,049	$3,284	$2,991
Services	3,313	3,034	2,753
Net revenues	6,362	6,318	5,744
Cost of revenues:
Cost of product	1,517	1,554	1,432
Cost of services	636	544	497
Total cost of revenues	2,153	2,098	1,929
Gross profit	4,209	4,220	3,815
Operating expenses:
Sales and marketing	1,829	1,857	1,744
Research and development	956	881	881
General and administrative	265	279	257
Restructuring charges	120	33	42
Acquisition-related expense	21	13	16
Gain on sale or derecognition of assets	—	—	(156)
Total operating expenses	3,191	3,063	2,784
Income from operations	1,018	1,157	1,031
Other income (expense), net	48	(62)	(69)
Income before income taxes	1,066	1,095	962
(Benefit) provision for income taxes	(208)	158	232
Net income	$1,274	$937	$730
Net income per share:
Basic	$5.87	$4.20	$3.29
Diluted	$5.79	$4.09	$3.23
Shares used in net income per share calculations:
Basic	217	223	222
Diluted	220	229	226

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Net income	$1,274	$937	$730
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4)	(17)	15
Defined benefit obligations:
Defined benefit obligation adjustments	(2)	3	(3)
Unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	—	(1)	—
Unrealized (losses) gains on cash flow hedges:
Unrealized holding (losses) gains arising during the period	(6)	8	(11)
Reclassification adjustments for losses (gains) included in net income	5	(7)	11
Other comprehensive (loss) income	(7)	(14)	12
Comprehensive income	$1,267	$923	$742

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Cash flows from operating activities:
Net income	$1,274	$937	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248	194	207
Non-cash operating lease cost	52	55	52
Stock-based compensation	312	245	197
Deferred income taxes	(606)	(144)	(6)
Gain on sale or derecognition of assets	—	—	(156)
Other items, net	(67)	(54)	24
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	260	(313)	62
Inventories	37	(90)	31
Other operating assets	(63)	(21)	(60)
Accounts payable	(207)	181	(11)
Accrued expenses	(103)	(111)	134
Deferred revenue and financed unearned services revenue	46	384	193
Long-term taxes payable	(76)	(45)	(57)
Other operating liabilities	—	(7)	(7)
Net cash provided by operating activities	1,107	1,211	1,333
Cash flows from investing activities:
Purchases of investments	(1,269)	(18)	(5)
Maturities, sales and collections of investments	550	63	165
Purchases of property and equipment	(239)	(226)	(162)
Proceeds from sale of properties	—	—	371
Acquisitions of businesses, net of cash acquired	(491)	(380)	(350)
Other investing activities, net	59	—	2
Net cash (used in) provided by investing activities	(1,390)	(561)	21
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	108	105	98
Payments for taxes related to net share settlement of stock awards	(84)	(74)	(42)
Repurchase of common stock	(850)	(600)	(125)
Repayments of commercial paper notes, original maturities of three months or less, net	—	—	(420)
Issuances of debt, net of issuance costs	—	—	2,057
Repayments and extinguishment of debt	(250)	—	(689)
Dividends paid	(432)	(446)	(427)
Other financing activities, net	(5)	(2)	(8)
Net cash (used in) provided by financing activities	(1,513)	(1,017)	444
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(49)	71
Net change in cash, cash equivalents and restricted cash	(1,797)	(416)	1,869
Cash, cash equivalents and restricted cash:
Beginning of period	4,119	4,535	2,666
End of period	$2,322	$4,119	$4,535

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 24, 2020	219	$284	$—	$(42)	$242
Net income	—	—	730	—	730
Other comprehensive income	—	—	—	12	12
Issuance of common stock under employee stock award plans, net of taxes	5	56	—	—	56
Repurchase of common stock	(2)	(3)	(122)	—	(125)
Stock-based compensation	—	197	—	—	197
Cash dividends declared ($1.92 per common share)	—	(30)	(397)	—	(427)
Balances, April 30, 2021	222	504	211	(30)	685
Net income	—	—	937	—	937
Other comprehensive loss	—	—	—	(14)	(14)
Issuance of common stock under employee stock award plans, net of taxes	5	31	—	—	31
Repurchase of common stock	(7)	(20)	(580)	—	(600)
Stock-based compensation	—	245	—	—	245
Cash dividends declared ($2.00 per common share)	—	—	(446)	—	(446)
Balances, April 29, 2022	220	760	122	(44)	838
Net income	—	—	1,274	—	1,274
Other comprehensive loss	—	—	—	(7)	(7)
Issuance of common stock under employee stock award plans, net of taxes	5	24	—	—	24
Repurchase of common stock	(13)	(45)	(805)	—	(850)
Stock-based compensation	—	312	—	—	312
Cash dividends declared ($2.00 per common share)	—	(106)	(326)	—	(432)
Balances, April 28, 2023	212	$945	$265	$(51)	$1,159

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

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal 2023, which ended on April 28, 2023, and fiscal 2022, which ended on April 29, 2022 were both 52-week years. Fiscal 2021, ending on April 30, 2021 was a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months and periods of those fiscal years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, the anticipated effects of which have been incorporated, as applicable, into management’s estimates as of and for the year ended April 28, 2023.

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

If a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are distinct. If they are not, we combine the goods and services until we have a distinct performance obligation. For example, a configured storage system inclusive of the operating system (OS) software essential to its functionality is considered a single performance obligation, while optional add-on software is a separate performance obligation. In general, hardware support, software support, and different types of professional services are each separate performance obligations.

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

Stock-Based Compensation — We measure and recognize stock-based compensation for all stock-based awards, including employee stock options, restricted stock units (RSUs), including time-based RSUs and performance-based RSUs (PBRSUs), and rights to purchase shares under our employee stock purchase plan (ESPP), based on their estimated fair value, and recognize the costs in our financial statements using the straight-line attribution approach over the requisite service period for the entire award.

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

The fair value of time-based RSUs, and PBRSUs that include a market condition, is not remeasured as a result of subsequent stock price fluctuations. When there is a change in management’s estimate of expected achievement relative to the performance target for PBRSUs that include a performance condition, such as our achievement against a billings result average target, the change in estimate results in the recognition of a cumulative adjustment of stock-based compensation expense.

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

3. Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, investments, foreign currency exchange contracts and accounts receivable. We maintain the majority of our cash and cash equivalents with several major financial institutions where the deposits exceed federally insured limits. Cash equivalents and short-term investments consist primarily of money market funds, U.S. Treasury and government debt securities and certificates of deposit, all of which are considered high investment grade. Our policy is to limit the amount of credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. General macroeconomic uncertainty has led to an increase in market volatility, however, management believes that the financial institutions that hold our cash, cash equivalents and investments are financially sound and, accordingly, are subject to minimal credit risk.

By entering into foreign currency exchange contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and we do not expect any losses as a result of counterparty defaults.

We sell our products primarily to large organizations in different industries and geographies. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for potential credit losses. To reduce credit risk, we perform ongoing credit evaluations on our customers’ financial condition. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information, including the expected impact of macroeconomic disruptions, and, to date, such losses have been within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions.

There are no concentrations of business transacted with a particular market that would severely impact our business in the near term. However, we rely on a limited number of suppliers for certain key components and a few key contract manufacturers to manufacture most of our products; any disruption, or termination of these arrangements could materially adversely affect our operating results.

4. Business Combinations

Fiscal 2023 Acquisition

Instaclustr Acquisition

On May 20, 2022, we acquired all the outstanding shares of privately-held Instaclustr US Holding, Inc. (Instaclustr) for approximately $498 million. Instaclustr is a leading platform provider of fully managed open-source database, pipeline and workflow applications delivered as-a-service.

The acquisition-date values of the assets acquired and liabilities assumed are as follows (in millions):

Amount
Cash	$4
Intangible assets	107
Goodwill	413
Other assets	19
Total assets acquired	543
Liabilities assumed	(45)
Total purchase price	$498

The components of the intangible assets acquired were as follows (in millions, except useful life):

	Amount	Estimated useful life (years)
Developed technology	$55	5
Customer contracts/relationships	50	5
Trade name	2	3
Total intangible assets	$107

The acquired net assets and assumed debt of Instaclustr were recorded at their estimated values. We determined the estimated values with the assistance of valuations and appraisals performed by third party specialists and estimates made by management. We expect to realize revenue synergies and anticipate opportunities for growth through the ability to leverage additional future products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of its identifiable net assets acquired, and as a result, we have recorded goodwill in connection with the acquisition. The goodwill is not deductible for income tax purposes.

The results of operations related to the acquisition of Instaclustr have been included in our consolidated statements of income from the acquisition date. Pro forma results of operations have not been presented because the impact from the acquisition was not material to our consolidated results of operations.

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

The acquired assets and assumed liabilities of Spot and Cloud Jumper were recorded at their estimated values. We determined the estimated values with the assistance of valuations and appraisals performed by third party specialists and estimates made by management. We expect to realize revenue synergies, leverage and expand the existing Spot and Cloud Jumper sales channels and product development resources, and utilize their existing workforces. We also anticipate opportunities for growth through the ability to leverage additional future products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of their identifiable net assets acquired, and as a result, we have recorded goodwill in connection with both of these acquisitions. The goodwill is not deductible for income tax purposes.

The results of operations related to the acquisition of both Spot and Cloud Jumper have been included in our consolidated statements of income from their respective acquisition dates. Pro forma results of operations have not been presented because the impact from these acquisitions would not have been material to our consolidated results of operations.

5. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 30, 2021	$2,039
Additions	307
Balance as of April 29, 2022	2,346
Additions	413
Balance as of April 28, 2023	$2,759

The $413 million addition to goodwill in fiscal 2023 was from the Instaclustr acquisition and was allocated to our Public Cloud segment.

Goodwill by reportable segment as of April 28, 2023 is as follows (in millions):

Amount
Hybrid Cloud	$1,714
Public Cloud	1,045
Total goodwill	$2,759

Purchased intangible assets, net are summarized below (in millions):

	April 28, 2023			April 29, 2022
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$212	$(107)	$105	$157	$(65)	$92
Customer contracts/relationships	118	(44)	74	68	(20)	48
Other purchased intangibles	6	(4)	2	4	(2)	2
Total purchased intangible assets	$336	$(155)	$181	$229	$(87)	$142

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statements of
	April 28, 2023	April 29, 2022	April 30, 2021	Income Classifications
Developed technology	$42	$33	$41	Cost of revenues
Customer contracts/relationships	24	11	8	Operating expenses
Other purchased intangibles	2	2	—	Operating expenses
Total	$68	$46	$49

As of April 28, 2023, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2024	$57
2025	55
2026	39
2027	29
2028	1
Total	$181

6. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our consolidated statements of cash flows:

	April 28, 2023	April 29, 2022
Cash and cash equivalents	$2,316	$4,112
Restricted cash	6	7
Cash, cash equivalents and restricted cash	$2,322	$4,119

Inventories (in millions):

	April 28, 2023	April 29, 2022
Purchased components	$65	$131
Finished goods	102	73
Inventories	$167	$204

Property and equipment, net (in millions):

	April 28, 2023	April 29, 2022
Land	$46	$46
Buildings and improvements	359	353
Leasehold improvements	91	92
Computer, production, engineering and other equipment	1,053	904
Computer software	325	316
Furniture and fixtures	84	76
Construction-in-progress	55	65
	2,013	1,852
Accumulated depreciation and amortization	(1,363)	(1,250)
Property and equipment, net	$650	$602

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Depreciation and amortization expense	$181	$148	$158

Other non-current assets (in millions):

	April 28, 2023	April 29, 2022
Deferred tax assets	$948	$362
Operating lease ROU assets	281	294
Other assets	319	335
Other non-current assets	$1,548	$991

Other non-current assets as of April 28, 2023 and April 29, 2022 include $80 million and $73 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies. Our sales to LNTL are conducted on terms equivalent to those prevailing in an arm’s length transaction.

Accrued expenses (in millions):

	April 28, 2023	April 29, 2022
Accrued compensation and benefits	$363	$462
Product warranty liabilities	17	17
Operating lease liabilities	47	47
Other current liabilities	430	399
Accrued expenses	$857	$925

Other long-term liabilities (in millions):

	April 28, 2023	April 29, 2022
Liability for uncertain tax positions	$144	$131
Income taxes payable	215	303
Product warranty liabilities	8	9
Operating lease liabilities	248	257
Other liabilities	93	88
Other long-term liabilities	$708	$788

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services balance as reported in our consolidated balance sheets (in millions):

	April 28, 2023	April 29, 2022
Deferred product revenue	$18	$31
Deferred services revenue	4,247	4,140
Financed unearned services revenue	48	61
Total	$4,313	$4,232

Reported as:
Short-term	$2,218	$2,171
Long-term	2,095	2,061
Total	$4,313	$4,232

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

During the years ended April 28, 2023 and April 29, 2022, we recognized revenue of $2,171 million and $2,062 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of April 28, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied approximated our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 51% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 24% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our consolidated balance sheets (in millions):

	April 28, 2023	April 29, 2022
Other current assets	$64	$80
Other non-current assets	99	117
Total deferred commissions	$163	$197

During the years ended April 28, 2023 and April 29, 2022, we recognized amortization expense from deferred commissions of $116 million and $146 million, respectively, and there were no impairment charges recognized.

Other income (expense), net (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Interest income	$69	$7	$9
Interest expense	(67)	(73)	(74)
Other, net	46	4	(4)
Other income (expense), net	$48	$(62)	$(69)

Other, net for fiscal 2023 includes $22 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. Other, net for fiscal 2023 also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million.

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 9 – Leases. Non-cash investing and other supplemental cash flow information are presented below:

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$12	$22	$15
Liabilities incurred to former owners of acquired business	$—	$5	$—
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$386	$398	$338
Interest paid	$65	$67	$57

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

Investments

The following is a summary of our investments at their cost or amortized cost for the years ended April 28, 2023 and April 29, 2022 (in millions):

	April 28, 2023	April 29, 2022
Corporate bonds	$—	$9
U.S. Treasury and government debt securities	754	13
Money market funds	794	2,166
Certificates of deposit	59	71
Mutual funds	36	36
Total debt and equity securities	$1,643	$2,295

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of April 28, 2023, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 28, 2023
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$1,463	$1,463	$—
Money market funds	794	794	—
Certificates of deposit	59	—	59
Total cash and cash equivalents	2,316	2,257	59
Short-term investments:
U.S. Treasury and government debt securities	754	754	—
Total short-term investments	754	754	—
Total cash, cash equivalents and short-term investments	$3,070	$3,011	$59
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$29	$29	$—
Foreign currency exchange contracts assets (1)	$13	$—	$13
Foreign currency exchange contracts liabilities (3)	$(4)	$—	$(4)

	April 29, 2022
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$1,875	$1,875	$—
Money market funds	2,166	2,166	—
Certificates of deposit	71	—	71
Total cash and cash equivalents	4,112	4,041	71
Short-term investments:
Corporate bonds	9	—	9
U.S. Treasury and government debt securities	13	13	—
Total short-term investments	22	13	9
Total cash, cash equivalents and short-term investments	$4,134	$4,054	$80
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$30	$30	$—
Foreign currency exchange contracts assets (1)	$2	$—	$2
Foreign currency exchange contracts liabilities (3)	$(29)	$—	$(29)

(1)
Reported as other current assets in the consolidated balance sheets
(2)
Reported as other non-current assets in the consolidated balance sheets
(3)
Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of April 28, 2023 and April 29, 2022, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of April 28, 2023 and April 29, 2022, the fair value of our long-term debt was approximately $2,206 million and $2,491 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	April 28, 2023	April 29, 2022
3.25% Senior Notes Due December 2022	3.43%	$—	$250
3.30% Senior Notes Due September 2024	3.42%	400	400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,400	2,650
Unamortized discount and issuance costs		(11)	(14)
Total senior notes		2,389	2,636
Less: Current portion of long-term debt		—	(250)
Total long-term debt		$2,389	$2,386

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 28, 2023, we were in compliance with all covenants associated with the Senior Notes.

As of April 28, 2023, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2024	$—
2025	400
2026	750
2027	—
2028	550
Thereafter	700
Total	$2,400

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of April 28, 2023 or April 29, 2022.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023 primarily to replace the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the basis for establishing the interest rate applicable to certain borrowings under the agreement, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 28, 2023, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

9. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of April 28, 2023, have remaining lease terms not exceeding 19 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of April 28, 2023, have remaining lease terms not exceeding 4 years. As of April 28, 2023, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

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

The components of lease cost related to our operating leases were as follows (in millions):

	Year Ended
	April 28, 2023	April 29, 2022
Operating lease cost	$61	$61
Variable lease cost	16	15
Total lease cost	$77	$76

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Year Ended
	April 28, 2023	April 29, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$55	$56
Right-of-use assets obtained in exchange for new operating lease obligations	$38	$236

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	April 28, 2023	April 29, 2022
Other non-current assets	$281	$294
Total operating lease ROU assets	$281	$294

Accrued expenses	$47	$47
Other long-term liabilities	248	257
Total operating lease liabilities	$295	$304

Weighted Average Remaining Lease Term	9.4 years	9.6 years

Weighted Average Discount Rate	3.0%	2.8%

Future minimum operating lease payments as of April 28, 2023 are as follows (in millions):

Fiscal Year	Amount
2024	$53
2025	44
2026	38
2027	32
2028	27
Thereafter	149
Total lease payments	343
Less: Interest	(48)
Total	$295

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

Under the 2021 Plan, the Board of Directors may grant to employees, nonemployee directors, consultants and independent advisors options to purchase shares of our common stock during their period of service. The exercise price for an incentive stock option and a nonstatutory option cannot be less than 100% of the fair market value of the common stock on the grant date. The 2021 Plan prohibits the repricing of any outstanding stock option or stock appreciation right after it has been granted or to cancel any outstanding stock option or stock appreciation right and immediately replace it with a new stock option or stock appreciation right with a lower exercise price unless approved by stockholders. RSUs granted under the 2021 Plan include time-based RSUs that generally vest over a four-year period with 25% vesting on the first anniversary of the grant date and 6.25% vesting quarterly thereafter. The Compensation Committee of the Board of Directors (the Compensation Committee) has the discretion to use different vesting schedules. In addition, performance-based RSUs may be granted under the 2021 Plan and are subject to performance criteria and vesting terms specified by the Compensation Committee.

As of April 28, 2023, 1 million shares were available for grant under the 2021 Plan.

Stock Options

Less than 1 million stock options were outstanding as of April 28, 2023 and April 29, 2022.

Additional information related to our stock options is summarized below (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Intrinsic value of exercises	$7	$14	$11
Proceeds received from exercises	$1	$1	$8
Fair value of options vested	$4	$5	$5

Restricted Stock Units

In fiscal 2023, 2022 and 2021, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSU cliff-vests at the end of either an approximate one, two or three year performance period, which began on the date specified in the grant agreement and typically ends on the last day of the first, second or third fiscal year, respectively, following the grant date. The number of shares of common stock that will be issued to settle most of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in fiscal 2023 and most of the PBRSUs granted in fiscal 2022 and fiscal 2021, the number of shares issued will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. The fair values of these awards were fixed at grant date using a Monte Carlo simulation model. For the remaining PBRSUs granted in fiscal 2023, the number of shares issued will depend upon the Company's billings result average over the three-year performance period as compared to a predetermined billings target. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's Consolidated Statements of Income to the amount reported as the change in deferred revenue and financed unearned services revenue on the Consolidated Statements of Cash Flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The fair values of these billings PBRSUs were established consistent with our methodology for valuing time-based RSUs, while compensation cost was recognized based on the probable outcome of the performance condition. The aggregate grant date fair value of all PBRSUs granted in fiscal 2023, 2022 and 2021 was $28 million, $59 million and $27 million, respectively, and these amounts are being recognized to expense over the shorter of the remaining applicable performance or service periods.

As of April 28, 2023, April 29, 2022 and April 30, 2021, there were approximately 1 million PBRSUs outstanding.

The following table summarizes information related to RSUs, including PBRSUs, (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 24, 2020	7	$51.40
Granted	6	$42.46
Vested	(3)	$44.74
Forfeited	(1)	$51.20
Outstanding as of April 30, 2021	9	$47.75
Granted	5	$80.40
Vested	(3)	$48.91
Forfeited	(1)	$57.46
Outstanding as of April 29, 2022	10	$64.09
Granted	8	$59.87
Vested	(4)	$62.85
Forfeited	(2)	$61.99
Outstanding as of April 28, 2023	12	$62.08

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Shares withheld for taxes	1	1	1
Fair value of shares withheld	$84	$74	$42

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 10, 2021, the ESPP was amended to increase the shares reserved for issuance by 3 million shares of common stock. As of April 28, 2023, 2 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Shares issued under the ESPP	2	3	2
Proceeds from issuance of shares	$107	$104	$90

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of income as follows (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Cost of product revenues	$5	$4	$4
Cost of hardware support and other services revenues	19	13	10
Sales and marketing	135	115	92
Research and development	111	75	64
General and administrative	42	38	27
Total stock-based compensation expense	$312	$245	$197

As of April 28, 2023, total unrecognized compensation expense related to our equity awards was $606 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.2 years.

Valuation Assumptions

The valuation of RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
RSUs:
Risk-free interest rate	3.1%	0.5%	0.2%
Expected dividend yield	2.9%	2.4%	4.4%
Weighted-average fair value per share granted	$59.87	$80.40	$42.46

ESPP:
Expected term in years	1.2	1.2	1.2
Risk-free interest rate	3.9%	0.2%	0.2%
Expected volatility	36%	37%	47%
Expected dividend yield	2.9%	2.4%	4.4%
Weighted-average fair value per right granted	$21.28	$24.75	$10.08

Stock Repurchase Program

As of April 28, 2023, our Board of Directors has authorized the repurchase of up to $15.1 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management.

The following table summarizes activity related to this program (in millions, except per share amounts):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Number of shares repurchased	13	7	2
Average price per share	$66.42	$84.49	$67.61
Stock repurchases allocated to additional paid-in capital	$45	$20	$3
Stock repurchases allocated to retained earnings	$805	$580	$122
Remaining authorization at end of period	$402	$1,252	$352

Since the May 13, 2003 inception of our stock repurchase program through April 28, 2023, we repurchased a total of 360 million shares of our common stock at an average price of $40.89 per share, for an aggregate purchase price of $14.7 billion. On May 26, 2023 our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock.

Preferred Stock

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our fiscal 2023, 2022 and 2021 activities related to dividends on our common stock (in millions, except per share amounts).

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Dividends per share declared	$2.00	$2.00	$1.92
Dividend payments allocated to additional paid-in capital	$106	$—	$30
Dividend payments allocated to retained earnings	$326	$446	$397

On May 26, 2023, we declared a cash dividend of $0.50 per share of common stock, payable on July 26, 2023 to shareholders of record as of the close of business on July 7, 2023. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of April 24, 2020	$(42)	$(1)	$1	$—	$(42)
OCI before reclassifications, net of tax	15	(3)	—	(11)	1
Amounts reclassified from AOCI, net of tax	—	—	—	11	11
Total OCI	15	(3)	—	—	12
Balance as of April 30, 2021	(27)	(4)	1	—	(30)
OCI before reclassifications, net of tax	(17)	3	(1)	8	(7)
Amounts reclassified from AOCI, net of tax	—	—	—	(7)	(7)
Total OCI	(17)	3	(1)	1	(14)
Balance as of April 29, 2022	(44)	(1)	—	1	(44)
OCI before reclassifications, net of tax	(4)	(2)	—	(6)	(12)
Amounts reclassified from AOCI, net of tax	—	—	—	5	5
Total OCI	(4)	(2)	—	(1)	(7)
Balance as of April 28, 2023	$(48)	$(3)	$—	$—	$(51)

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended			Statements of Income
	April 28, 2023	April 29, 2022	April 30, 2021	Classification
Realized losses (gains) on cash flow hedges	$5	$(7)	$11	Net revenues
Total reclassifications	$5	$(7)	$11

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 28, 2023 or April 29, 2022. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 28, 2023	April 29, 2022
Cash Flow Hedges
Forward contracts purchased	$95	$78
Balance Sheet Contracts
Forward contracts sold	$965	$841
Forward contracts purchased	$96	$129

The effect of cash flow hedges recognized in net revenues is presented in the consolidated statements of comprehensive income and Note 10 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other expense, net on our consolidated statements of income was as follows (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$4	$(91)	$20

12. Restructuring Charges

During the third quarter of fiscal 2023, management approved a restructuring plan to redirect resources to highest return activities and reduce costs. As a result, we recorded restructuring charges in the third quarter comprised of employee severance-related expenses. This plan reduced our global workforce by approximately 8% and activities under this plan are substantially complete.

In the first quarter of fiscal 2023, we executed a restructuring plan to redirect resources to highest return activities, which included a reduction in our global workforce of approximately 1% and resulted in restructuring charges comprised primarily of employee severance-related costs. Activities under this plan are substantially complete.

In fiscal 2023, we also continued activities related to the establishment of an international headquarters in Cork, Ireland, which was initiated in the fourth quarter of fiscal 2022, and incurred restructuring charges consisting primarily of severance-related costs and legal and tax-related professional fees. Substantially all activities under this plan are complete.

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

Management has previously approved several restructuring actions in fiscal 2021, under which we reduced our global workforce by approximately 6%. Charges related to these restructuring plans consisted primarily of employee severance-related costs. Substantially all activities under these plans were completed as of the end of fiscal 2021.

Activities related to our restructuring plans are summarized as follows (in millions):

Total
Balance as of April 24, 2020	$1
Net charges	42
Cash payments	(42)
Balance as of April 30, 2021	1
Net charges	33
Cash payments	(31)
Balance as of April 29, 2022	3
Net charges	120
Cash payments	(87)
Balance as of April 28, 2023	$36

Liabilities for our restructuring activities are included in accrued expenses in our consolidated balance sheets.

13. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Domestic	$420	$546	$433
Foreign	646	549	529
Total	$1,066	$1,095	$962

The (benefit) provision for income taxes consists of the following (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Current:
Federal	$209	$187	$82
State	39	55	22
Foreign	150	60	134
Total current	398	302	238
Deferred:
Federal	(44)	(125)	6
State	(3)	(27)	2
Foreign	(559)	8	(14)
Total deferred	(606)	(144)	(6)
(Benefit) provision for income taxes	$(208)	$158	$232

During the second quarter of fiscal 2023, we completed an intra-entity asset transfer of certain IP to our international headquarters (the “IP Transfer”). The transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $524 million during the second quarter of fiscal 2023. Management applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset. With the assistance of third-party valuation specialists, the fair value of the IP was determined principally based on the present value of projected cash flows related to the IP which reflects management’s assumptions regarding projected revenues, earnings before interest and taxes, and a discount rate. The tax-deductible amortization related to the transferred IP rights will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely. The deferred tax asset and the tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. We expect to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset quarterly. Any Organisation for Economic Co-operation and Development’s (“OECD”) actions adopted internationally could impact our financial results in future periods.

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We did not believe that our Danish subsidiary was liable for such withholding tax and filed an appeal with the Danish Tax Tribunal. In December 2011, the Danish Tax Tribunal issued a ruling in favor of NetApp. The Danish tax examination agency appealed this decision at the Danish High Court (DHC) in March 2012. In February 2016, the DHC requested a preliminary ruling from the Court of Justice of the European Union (CJEU). In March 2018, the Advocate General issued an opinion which was largely in favor of NetApp. The CJEU was not bound by the opinion of the Advocate General and issued its preliminary ruling in February 2019. On May 3, 2021, the DHC reached a decision resulting in NetApp prevailing on the predominate distribution made in 2005. The smaller distribution made in 2006 was ruled in favor of the Danish Tax Authorities. On May 28, 2021, the Danish Tax Authorities appealed the DHC decision to the Danish Supreme Court. On January 9, 2023, the Danish Supreme Court reversed the lower court's decision and ruled the 2005 dividend was subject to withholding tax while the smaller 2006 distribution would not be subject to withholding tax. The Danish Supreme Court ruling on the distributions declared in 2005 and 2006 is non-appealable. During the third quarter of fiscal 2023, we recorded $69 million of discrete tax expense, which includes $23 million of withholding tax and $46 million of interest, associated with the Danish Supreme Court ruling.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Tax computed at federal statutory rate	$224	$230	$202
State income taxes, net of federal benefit	24	15	23
Foreign earnings in lower tax jurisdictions	(43)	(46)	(26)
Stock-based compensation	25	(8)	6
Research and development credits	(24)	(18)	(13)
Benefit for foreign derived intangible income	—	(49)	(2)
Global minimum tax on intangible income	61	1	19
Transition tax and related reserves	—	1	1
Tax (benefits) charges from integration of acquired companies	(27)	23	35
Tax benefit due to IP Transfer	(524)	—	—
Resolution of income tax matters (1)	71	(3)	(6)
Other	5	12	(7)
(Benefit) provision for income taxes	$(208)	$158	$232

(1)
During fiscal 2023, we recognized tax expense related to a Danish Supreme Court decision related to withholding tax on a 2005 distribution as well as tax expense related to the currently in progress IRS audit of our fiscal 2018 and 2019 U.S. tax returns. During fiscal 2022, we recognized a tax benefit related to the lapse of statute of limitations for certain issues in our fiscal 2012 and 2013 state income tax returns. During fiscal 2021, we recognized a tax benefit related to the lapse of statutes of limitations for certain issues on our fiscal 2016 and 2017 federal income tax returns.

The components of our deferred tax assets and liabilities are as follows (in millions):

	April 28, 2023	April 29, 2022
Deferred tax assets:
Reserves and accruals	$189	$267
Net operating loss and credit carryforwards	124	121
Stock-based compensation	23	23
Deferred revenue and financed unearned services revenue	264	235
Acquired intangibles	523	—
Capitalized research and development (1)	111	—
Other	10	6
Gross deferred tax assets	1,244	652
Valuation allowance	(113)	(111)
Deferred tax assets, net of valuation allowance	1,131	541
Deferred tax liabilities:
Prepaids and accruals	94	108
Acquired intangibles	66	48
Property and equipment	50	39
Other	2	7
Total deferred tax liabilities	212	202
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$919	$339

(1)
As required under the Tax Cuts and Jobs Act of 2017, research and development expenditures are capitalized and amortized beginning in our fiscal 2023.

The valuation allowance increased by $2 million in fiscal 2023. The increase is mainly attributable to corresponding changes in deferred tax assets, primarily certain state tax credit carryforwards.

As of April 28, 2023, we have federal net operating loss carryforwards of approximately $17 million. In addition, we have gross state net operating loss and tax credit carryforwards of $13 million and $135 million, respectively. The majority of the state credit carryforwards are California research credits which are offset by a valuation allowance as we believe it is more likely than not that these credits will not be utilized. We also have $8 million of foreign net operating losses and $30 million of foreign tax credit carryforwards of which the majority were generated by our Dutch subsidiary and are fully offset by a valuation allowance. Certain acquired net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The state and foreign net operating loss carryforwards and credits will expire in various years from fiscal 2024 through 2042. The federal net operating loss carryforwards, the California research credit, and the Dutch foreign tax credit carryforwards do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Balance at beginning of period	$220	$221	$211
Additions based on tax positions related to the current year	9	11	7
Additions for tax positions of prior years	1	—	11
Decreases for tax positions of prior years	(5)	(2)	—
Settlements	(3)	(10)	(8)
Balance at end of period	$222	$220	$221

As of April 28, 2023, we had $222 million of gross unrecognized tax benefits, of which $144 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $144 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We recognized expense for increases to accrued interest and penalties related to unrecognized tax benefits in the income tax provision of approximately $7 million, $4 million and $1 million, respectively, in fiscal 2023, fiscal 2022 and fiscal 2021. Accrued interest and penalties of $22 million and $15 million were recorded in the consolidated balance sheets as of April 28, 2023 and April 29, 2022, respectively.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 28, 2023

2016 — 2023	United States — federal income tax
2018 — 2023	United States — state and local income tax
2020 — 2023	Australia
2018 — 2023	Germany
2007 — 2023	India
2017 — 2023	The Netherlands
2016 — 2023	Canada

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

As of April 28, 2023, we continue to record a deferred tax liability related to state taxes on unremitted earnings of certain foreign entities. We estimate the unrecognized deferred tax liability related to the earnings we expect to be indefinitely reinvested to be immaterial. We will continue to monitor our plans to indefinitely reinvest undistributed earnings of foreign subsidiaries and will assess the related unrecognized deferred tax liability considering our ongoing projected global cash requirements, tax consequences associated with repatriation and any U.S. or foreign government programs designed to influence remittances.

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Numerator:
Net income	$1,274	$937	$730
Denominator:
Shares used in basic computation	217	223	222
Dilutive impact of employee equity award plans	3	6	4
Shares used in diluted computation	220	229	226
Net Income per Share:
Basic	$5.87	$4.20	$3.29
Diluted	$5.79	$4.09	$3.23

Six and four million shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for fiscal 2023 and fiscal 2021, respectively, as their inclusion would have been anti-dilutive. No potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculation for fiscal 2022.

15. Segment, Geographic, and Significant Customer Information

We have two operating segments and two reportable segments for financial reporting purposes: Hybrid Cloud and Public Cloud. Our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, reviews certain financial information for components of our business, organized based on category of product/solution, to evaluate performance and allocate resources. The CODM measures performance of each segment based on segment revenue and segment gross profit. We do not allocate to our segments certain cost of revenues which we manage at the corporate level. These unallocated costs include stock-based compensation and amortization of intangible assets. We do not allocate assets to our segments.

Hybrid Cloud offers a portfolio of storage management and infrastructure solutions that help customers recast their traditional data centers with the power of cloud. This portfolio is designed to operate with public clouds to unlock the potential of hybrid, multi-cloud operations. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage and data services and cloud operations services. Public Cloud includes certain reseller arrangements in which the timing of our consideration follows the end user consumption of the reseller services.

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Year Ended April 28, 2023
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$3,049	$—	$3,049
Support revenues	2,419	—	2,419
Professional and other services revenues	319	—	319
Public cloud revenues	—	575	575
Net revenues	5,787	575	6,362
Cost of product revenues	1,511	—	1,511
Cost of support revenues	181	—	181
Cost of professional and other services revenues	211	—	211
Cost of public cloud revenues	—	184	184
Segment cost of revenues	1,903	184	2,087
Segment gross profit	$3,884	$391	$4,275
Segment gross margin	67.1%	68.0%	67.2%
Unallocated cost of revenues[1]			66
Total gross profit			$4,209
Total gross margin			66.2%
[1] Unallocated cost of revenues are composed of $24 million of stock-based compensation expense and $42 million of amortization of intangible assets.

	Year Ended April 29, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$3,284	$—	$3,284
Support revenues	2,344	—	2,344
Professional and other services revenues	294	—	294
Public cloud revenues	—	396	396
Net revenues	5,922	396	6,318
Cost of product revenues	1,541	—	1,541
Cost of support revenues	184	—	184
Cost of professional and other services revenues	205	—	205
Cost of public cloud revenues	—	118	118
Segment cost of revenues	1,930	118	2,048
Segment gross profit	$3,992	$278	$4,270
Segment gross margin	67.4%	70.2%	67.6%
Unallocated cost of revenues[1]			50
Total gross profit			$4,220
Total gross margin			66.8%
[1] Unallocated cost of revenues are composed of $17 million of stock-based compensation expense and $33 million of amortization of intangible assets.

	Year Ended April 30, 2021
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,991	$—	$2,991
Support revenues	2,277	—	2,277
Professional and other services revenues	277	—	277
Public cloud revenues	—	199	199
Net revenues	5,545	199	5,744
Cost of product revenues	1,402	—	1,402
Cost of support revenues	201	—	201
Cost of professional and other services revenues	206	—	206
Cost of public cloud revenues	—	65	65
Segment cost of revenues	1,809	65	1,874
Segment gross profit	$3,736	$134	$3,870
Segment gross margin	67.4%	67.3%	67.4%
Unallocated cost of revenues[1]			55
Total gross profit			$3,815
Total gross margin			66.4%
[1] Unallocated cost of revenues are composed of $14 million of stock-based compensation expense and $41 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
United States, Canada and Latin America (Americas)	$3,390	$3,460	$3,097
Europe, Middle East and Africa (EMEA)	2,063	1,979	1,775
Asia Pacific (APAC)	909	879	872
Net revenues	$6,362	$6,318	$5,744

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $2,973 million, $3,041 million and $2,784 million during fiscal 2023, 2022 and 2021, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 28, 2023	April 29, 2022
U.S.	$887	$1,820
International	2,183	2,314
Total	$3,070	$4,134

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 28, 2023	April 29, 2022
U.S.	$413	$392
International	237	210
Total	$650	$602

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
Arrow Electronics, Inc.	24%	24%	24%
Tech Data Corporation	21%	21%	20%

The following customers accounted for 10% or more of accounts receivable:

	April 28, 2023	April 29, 2022
Arrow Electronics, Inc.	15%	10%
Tech Data Corporation	19%	19%

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

	Year Ended
	April 28, 2023	April 29, 2022	April 30, 2021
401(k) matching contributions	$33	$31	$29

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

	April 28, 2023	April 29, 2022
Deferred compensation plan assets	$36	$36
Deferred compensation liabilities reported as:
Accrued expenses	$7	$6
Other long-term liabilities	$29	$30

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

The funded status of our defined benefit plans, which is recognized in other long-term liabilities in our consolidated balance sheets, was as follows (in millions):

	April 28, 2023	April 29, 2022
Fair value of plan assets	$44	$39
Benefit obligations	(75)	(69)
Unfunded obligations	$(31)	$(30)

17. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of April 28, 2023, we had $0.4 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 28, 2023 and April 29, 2022, such liability amounted to $15 million and $18 million, respectively, and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of April 28, 2023, we had $0.3 billion in other purchase obligations.

Of the total $0.7 billion in purchase commitments, $0.5 billion is due in fiscal 2024, with the remainder due thereafter.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $38 million, $59 million and $102 million of receivables during fiscal 2023, 2022 and 2021, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of April 28, 2023 and April 29, 2022, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 28, 2023, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

On August 14, 2019, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming as defendants NetApp and certain of our executive officers. The complaint alleged that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, by making materially false or misleading statements with respect to our financial guidance for fiscal 2020, as provided on May 22, 2019, and further alleged unspecified damages based on the decline in the market price of our shares following the issuance of the revised guidance on August 1, 2019. On July 30, 2021, the parties entered into a memorandum of understanding providing for the settlement of the class action, pursuant to which NetApp agreed to pay approximately $2.0 million in connection with the settlement, which was accrued during the three months ended July 30, 2021. On September 1, 2022, the court held a final approval hearing, approved the stipulation of settlement (which contained no admission of liability, wrongdoing or responsibility by any of the parties and provided for the mutual release by all parties), and dismissed the case with prejudice.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of April 28, 2023 related to such matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of NetApp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (the "Company") as of April 28, 2023 and April 29, 2022, the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity, for each of the three years in the period ended April 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 28, 2023 and April 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue — Refer to Notes 1, 6, and 15 to the financial statements

Critical Audit Matter Description

Certain of the Company’s revenue contracts with customers include multiple promises (such as cloud services, hardware systems, software licenses, software and hardware support, and other services). The Company typically negotiates contracts with its customers, and while many of these contracts contain standard terms and conditions, certain large enterprises and distributors may have customer specific terms and performance obligations due to the nature of the contracts.

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
•
We selected a sample of contracts for large enterprise and distributor customers and performed the following:
o
Obtained and read contract source documents, including master agreements, amendments, and other documents that were part of the contract.
o
Assessed the terms and conditions in the contract source documents and evaluated the appropriateness of management’s application of their accounting policies in the evaluation of performance obligations.

Income Taxes — Refer to Note 13 to the financial statements

Critical Audit Matter Description

During the second quarter of fiscal 2023, the Company completed an intra-entity asset transfer of certain Intellectual Property (“IP”). The transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $524 million.

The Company determined the fair value of the transferred IP based principally on the present value of projected cash flows related to the IP requiring management to make significant assumptions related to the discount rate and the forecast of future revenues and earnings before interest and taxes.

We identified the valuation of the IP as a critical audit matter because of the significant assumptions made by management to estimate the fair value of the IP. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value and tax transfer pricing specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenues and earnings before interest and taxes.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasted future revenues and earnings before interest and taxes used by management to estimate the fair value of the IP included the following, among others:

•
We tested the effectiveness of the control over management’s valuation of the intra-entity IP transfer including management’s selection of the discount rate and forecasts of future revenues and earnings before interest and taxes.
•
With the assistance of our fair value and tax transfer pricing specialists, we evaluated the reasonableness of the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.
•
We evaluated management’s ability to accurately forecast future revenues and earnings before interest and taxes by comparing actual results to management’s historical forecasts.
•
We evaluated the reasonableness of management’s forecasts of revenue and earnings before interest and taxes by comparing the forecasts to (1) historical results, (2) revenue growth and earnings before interest and taxes of comparable guideline public companies and (3) industry reports.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 14, 2023

We have served as the Company's auditor since 1995.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of NetApp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the "Company") as of April 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 28, 2023, of the Company and our report dated June 14, 2023, expressed an unqualified opinion on those financial statements.

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

June 14, 2023

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

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 28, 2023, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 28, 2023, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 28, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Information About Our Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 28, 2023. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2023 Annual Meeting of Stockholders, to the extent applicable.

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

Item 11. Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2023 Annual Meeting of Stockholders (provided that the information under the heading "Pay Versus Performance" shall not be deemed to be incorporated by reference herein).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is as follows:

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	September 13, 2021

3.2	Bylaws of the Company.	8-K	000-27130	3.2	September 13, 2021

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	December 12, 2012

4.2	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	December 12, 2012

4.3	Third Supplemental Indenture dated September 29, 2017 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	September 29, 2017

4.4	Fourth Supplemental Indenture, dated June 22, 2020, by and between NetApp, Inc. and U.S. Bank National Association.	8-K	000-27130	4.2	June 22, 2020

4.5	Description of Capital Stock of the Company.	—	—	—	—

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	8-K	000-27130	10.1	May 31, 2023

10.2*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	May 22, 2019

10.3*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective June 20, 2018.	10-Q	000-27130	10.1	August 21, 2018

10.4*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.5*	The Company’s Employee Stock Purchase Plan, as amended effective July 19, 2021.	DEF 14A	000-27130	Appendix B	July 30, 2021

10.6*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 19, 2018.	DEF 14A	000-27130	Appendix A	August 1, 2018

10.7*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Employees).	10-Q	000-27130	10.4	November 26, 2013

10.8*	Form of Restricted Stock Unit Agreement (Employees) approved for use under the Company’s 1999 Stock option Plan, effective June 2019.	10-K	000-27130	10.14	June 15, 2020

10.9*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Initial).	10-K	000-27130	10.29	July 8, 2005

10.10*	Form of Stock Option Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employee Director Automatic Stock Option — Annual).	10-K	000-27130	10.28	July 8, 2005

10.11*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.12*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.2	February 11, 2019

10.13*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.19	June 15, 2020

10.14*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.23	June 15, 2020

10.15*	SolidFire, Inc. 2016 Stock Incentive Plan.	S-8	333-209570	99.2	February 17, 2016

10.16*	Spotinst Inc. 2016 Equity Incentive Plan.	S-8	333-248480	99.1	August 28, 2020

10.17*	The Company's 2021 Equity Incentive Plan, effective September 10, 2021.	DEF 14A	000-27130	Appendix A	July 30, 2021

10.18*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Employee), effective September 10, 2021.	10-Q	000-27130	10.1	December 2, 2021

10.19*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Senior Executive), effective September 10, 2021.	10-Q	000-27130	10.2	December 2, 2021

10.20*	Form of Restricted Stock Unit Agreement (Performance Based) under the Company's 2021 Equity Incentive Plan, effective September 10, 2021.	10-Q	000-27130	10.3	December 2, 2021

10.21*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Non-Employee Director), effective November 1, 2021.	10-Q	000-27130	10.1	March 2, 2022

10.22*	Plexistor Ltd. Amended and Restated Global Share Incentive Plan (2014).	S-8	333-219061	99.1	June 29, 2017

10.23*	Cognigo Research Ltd. Amended and Restated Global Share Incentive Plan (2016).	S-8	333-232187	99.1	June 18, 2019

10.24*	CloudCheckr Inc. Amended and Restated 2017 Stock Option and Grant Plan.	S-8	333-261465	99.1	December 2, 2021

10.25*	Outside Director Compensation Policy, effective November 1, 2021.	10-Q	000-27130	10.2	March 2, 2022

10.26*	Amended and Restated Instaclustr US Holding, Inc. 2018 Stock Option Plan	S-8	333-265648	99.1	June 16, 2022

10.27*	Form of Restricted Stock Unit Agreement (Performance-Based) – Billings approved for use under the Company’s 2021 Equity Incentive Plan, effective July 1, 2022	—	—	—	—

10.28*	Form of Restricted Stock Unit Agreement (Performance-Based) – Total Shareholder Return approved for use under the Company’s 2021 Equity Incentive Plan, effective July 1, 2022	—	—	—	—

10.29	NetApp, Inc. Executive Retiree Health Plan, as amended and restated.	8-K	000-27130	10.1	November 21, 2016

10.30	Amended and Restated Credit Agreement, dated as of January 22, 2021, by and among the NetApp, Inc, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	000-27130	10.1	January 22, 2021

10.31	Amendment No.1 to Amended and Restated Credit Agreement, dated as of November 17, 2021, by and among the Company, the	10-Q	000-27130	10.3	March 2, 2022

	lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.32	Amendment No.2 to Amended and Restated Credit Agreement, dated as of May 3, 2023, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	—	—	—	—

10.33	Form of Dealer Agreement between the Company, as issuer, and each Dealer.	8-K	000-27130	10.2	December 12, 2016

10.34	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 9, 2016 by and between the Company and Google Inc.	10-K	000-27130	10.41	June 22, 2016

10.35	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 11, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.42	June 22, 2016

10.36	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of April 8, 2016, by and between the Company and Google Inc.	10-K	000-27130	10.43	June 22, 2016

10.37	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of September 11, 2017 by and between the Company and Google Inc.	10-Q	000-27130	10.2	November 29, 2017

10.38	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 2, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	November 29, 2017

10.39	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 25, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	November 29, 2017

10.40	Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 31, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.1	February 22, 2018

10.41	Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 2, 2017,	10-Q	000-27130	10.2	February 22, 2018

	by and between the Company and Google LLC.

10.42	Fifth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 8, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.3	February 22, 2018

10.43	Sixth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated as of November 10, 2017, by and between the Company and Google LLC.	10-Q	000-27130	10.4	February 22, 2018

10.44	Seventh Amendment to the Agreement of Purchase and Sale and Joint Escrow Instructions dated as of March 15, 2019 by and between the Company and Google LLC.	10-K	000-27130	10.54	June 18, 2019
10.45	Separation Agreement dated May 28, 2020 by and between the Company and Henri Richard.	10-K	000-27130	10.57	June 15, 2020

10.46	Offer Letter for employment at the Company to César Cernuda, date March 23, 2020.	10-K	000-27130	10.58	June 15, 2020

10.47	Senior Executive Employment Contract by and between NetApp Sales Spain S.L., a subsidiary of the Company, and Cesar Cernuda, effective January 1, 2021	10-Q	000-27130	10.1	January 29, 2021

10.48	Offer Letter for employment at the Company to Michael J. Berry, dated January 30, 2020.	10-Q	000-27130	10.1	August 28, 2020

10.49	Underwriting Agreement, dated June 17, 2020, by and among the Company, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC.	8-K	000-27130	1.1	June 17, 2020

21.1	Subsidiaries of the Company.	—	—	—	—
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: June 14, 2023

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

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer and Director (Principal Executive Officer and Principal Operating Officer)	June 14, 2023
George Kurian

/s/ MICHAEL J. BERRY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 14, 2023
Michael J. Berry

/s/ ROBERT PARKS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 14, 2023
Robert Parks

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 14, 2023
T. Michael Nevens

/s/ GERALD HELD	Director	June 14, 2023
Gerald Held

/s/ KATHRYN M. HILL	Director	June 14, 2023
Kathryn M. Hill

/s/ DEBORAH KERR	Director	June 14, 2023
Deborah Kerr

/s/ SCOTT SCHENKEL	Director	June 14, 2023
Scott Schenkel

/s/ GEORGE T. SHAHEEN	Director	June 14, 2023
George T. Shaheen
/s/ CARRIE PALIN	Director	June 14, 2023
Carrie Palin
/s/ DEEPAK AHUJA	Director	June 14, 2023
Deepak Ahuja