Form 10-Q
period 2023-10-27
NetApp, Inc.
filed 2023-11-30
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2023

or

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

As of November 28, 2023, there were 206,031,047 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 27, 2023	April 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,934	$2,316
Short-term investments	686	754
Accounts receivable	787	987
Inventories	122	167
Other current assets	464	456
Total current assets	3,993	4,680
Property and equipment, net	623	650
Goodwill	2,759	2,759
Purchased intangible assets, net	152	181
Other non-current assets	1,546	1,548
Total assets	$9,073	$9,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$411	$392
Accrued expenses	919	857
Current portion of long-term debt	400	—
Short-term deferred revenue and financed unearned services revenue	2,003	2,218
Total current liabilities	3,733	3,467
Long-term debt	1,991	2,389
Other long-term liabilities	580	708
Long-term deferred revenue and financed unearned services revenue	1,999	2,095
Total liabilities	8,303	8,659

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 206 and 212 shares issued and outstanding as of October 27, 2023 and April 28, 2023, respectively	825	945
Retained earnings	—	265
Accumulated other comprehensive loss	(55)	(51)
Total stockholders' equity	770	1,159
Total liabilities and stockholders' equity	$9,073	$9,818

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Net revenues:
Product	$706	$837	$1,296	$1,623
Services	856	826	1,698	1,632
Net revenues	1,562	1,663	2,994	3,255
Cost of revenues:
Cost of product	276	418	541	815
Cost of services	176	158	347	307
Total cost of revenues	452	576	888	1,122
Gross profit	1,110	1,087	2,106	2,133
Operating expenses:
Sales and marketing	461	479	929	937
Research and development	262	243	509	483
General and administrative	75	67	149	139
Restructuring charges	5	11	31	22
Acquisition-related expense	3	5	6	15
Total operating expenses	806	805	1,624	1,596
Income from operations	304	282	482	537
Other income, net	11	23	19	38
Income before income taxes	315	305	501	575
Provision (benefit) for income taxes	82	(445)	119	(389)
Net income	$233	$750	$382	$964
Net income per share:
Basic	$1.12	$3.46	$1.82	$4.40
Diluted	$1.10	$3.41	$1.79	$4.34
Shares used in net income per share calculations:
Basic	208	217	210	219
Diluted	211	220	214	222

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Net income	$233	$750	$382	$964
Other comprehensive loss:
Foreign currency translation adjustments	(7)	(15)	(5)	(18)
Unrealized gains on cash flow hedges:
Unrealized holding gains arising during the period	3	4	5	4
Reclassification adjustments for gains included in net income	(3)	(3)	(4)	(4)
Other comprehensive loss	(7)	(14)	(4)	(18)
Comprehensive income	$226	$736	$378	$946

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 27, 2023	October 28, 2022
Cash flows from operating activities:
Net income	$382	$964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	117
Non-cash operating lease cost	23	27
Stock-based compensation	180	145
Deferred income taxes	(13)	(570)
Other items, net	(27)	(127)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	185	313
Inventories	46	(40)
Other operating assets	(26)	(24)
Accounts payable	14	(28)
Accrued expenses	48	(108)
Deferred revenue and financed unearned services revenue	(241)	(93)
Long-term taxes payable	(110)	(84)
Other operating liabilities	(1)	3
Net cash provided by operating activities	588	495
Cash flows from investing activities:
Purchases of investments	(860)	(420)
Maturities, sales and collections of investments	932	78
Purchases of property and equipment	(73)	(142)
Acquisitions of businesses, net of cash acquired	—	(491)
Other investing activities, net	—	59
Net cash used in investing activities	(1)	(916)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	52	54
Payments for taxes related to net share settlement of stock awards	(85)	(63)
Repurchase of common stock	(700)	(500)
Repayments and extinguishment of debt	—	(250)
Dividends paid	(209)	(218)
Other financing activities, net	—	(2)
Net cash used in financing activities	(942)	(979)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	(43)
Net change in cash, cash equivalents and restricted cash	(381)	(1,443)
Cash, cash equivalents and restricted cash:
Beginning of period	2,322	4,119
End of period	$1,941	$2,676

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended October 27, 2023
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, July 28, 2023	209	$921	$—	$(48)	$873
Net income	—	—	233	—	233
Other comprehensive loss	—	—	—	(7)	(7)
Issuance of common stock under employee stock award plans, net of taxes	1	(20)	—	—	(20)
Repurchase of common stock	(4)	(67)	(233)	—	(300)
Excise tax on net stock repurchases	—	(3)	—	—	(3)
Stock-based compensation	—	93	—	—	93
Modification of liability-classified awards	—	4	—	—	4
Cash dividends declared ($0.50 per common share)	—	(103)	—	—	(103)
Balances, October 27, 2023	206	$825	$—	$(55)	$770

	Three Months Ended October 28, 2022
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, July 29, 2022	218	$705	$—	$(48)	$657
Net income	—	—	750	—	750
Other comprehensive loss	—	—	—	(14)	(14)
Issuance of common stock under employee stock award plans, net of taxes	1	(11)	—	—	(11)
Repurchase of common stock	(2)	(7)	(143)	—	(150)
Stock-based compensation	—	78	—	—	78
Cash dividends declared ($0.50 per common share)	—	—	(108)	—	(108)
Balances, October 28, 2022	217	$765	$499	$(62)	$1,202

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended October 27, 2023
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 28, 2023	212	$945	$265	$(51)	$1,159
Net income	—	—	382	—	382
Other comprehensive loss	—	—	—	(4)	(4)
Issuance of common stock under employee stock award plans, net of taxes	3	(33)	—	—	(33)
Repurchase of common stock	(9)	(91)	(609)	—	(700)
Excise tax on net stock repurchases	—	(5)	—	—	(5)
Stock-based compensation	—	176	—	—	176
Modification of liability-classified awards	—	4	—	—	4
Cash dividends declared ($1.00 per common share)	—	(171)	(38)	—	(209)
Balances, October 27, 2023	206	$825	$—	$(55)	$770

	Six Months Ended October 28, 2022
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 29, 2022	220	$760	$122	$(44)	$838
Net income	—	—	964	—	964
Other comprehensive loss	—	—	—	(18)	(18)
Issuance of common stock under employee stock award plans, net of taxes	4	(9)	—	—	(9)
Repurchase of common stock	(7)	(25)	(475)	—	(500)
Stock-based compensation	—	145	—	—	145
Cash dividends declared ($1.00 per common share)	—	(106)	(112)	—	(218)
Balances, October 28, 2022	217	$765	$499	$(62)	$1,202

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 28, 2023 contained in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 27, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, the anticipated effects of which have been incorporated, as applicable, into management's estimates as of October 27, 2023.

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

4. Goodwill and Purchased Intangible Assets, Net

Goodwill by reportable segment as of October 27, 2023 is as follows (in millions):

Amount
Hybrid Cloud	$1,714
Public Cloud	1,045
Total goodwill	$2,759

Purchased intangible assets, net are summarized below (in millions):

	October 27, 2023			April 28, 2023
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$179	$(91)	$88	$212	$(107)	$105
Customer contracts/relationships	114	(51)	63	118	(44)	74
Other purchased intangibles	6	(5)	1	6	(4)	2
Total purchased intangible assets	$299	$(147)	$152	$336	$(155)	$181

During the first six months of fiscal 2024, we retired approximately $37 million of fully amortized intangible assets.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statements of
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022	Income Classification
Developed technology	$8	$11	$17	$21	Cost of revenues
Customer contracts/relationships	6	6	11	12	Operating expenses
Other purchased intangibles	—	—	1	1	Operating expenses
Total	$14	$17	$29	$34

As of October 27, 2023, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2024 (remainder)	$28
2025	55
2026	39
2027	29
2028	1
Total	$152

5. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	October 27, 2023	April 28, 2023
Cash and cash equivalents	$1,934	$2,316
Restricted cash	7	6
Cash, cash equivalents and restricted cash	$1,941	$2,322

Inventories (in millions):

	October 27, 2023	April 28, 2023
Purchased components	$52	$65
Finished goods	70	102
Inventories	$122	$167

Property and equipment, net (in millions):

	October 27, 2023	April 28, 2023
Land	$46	$46
Buildings and improvements	367	359
Leasehold improvements	81	91
Computer, production, engineering and other equipment	1,085	1,053
Computer software	332	325
Furniture and fixtures	77	84
Construction-in-progress	59	55
	2,047	2,013
Accumulated depreciation and amortization	(1,424)	(1,363)
Property and equipment, net	$623	$650

Other non-current assets (in millions):

	October 27, 2023	April 28, 2023
Deferred tax assets	$960	$948
Operating lease right-of-use (ROU) assets	260	281
Other assets	326	319
Other non-current assets	$1,546	$1,548

Other non-current assets as of October 27, 2023 and April 28, 2023 include $83 million and $80 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

Accrued expenses (in millions):

	October 27, 2023	April 28, 2023
Accrued compensation and benefits	$413	$363
Product warranty liabilities	18	17
Operating lease liabilities	41	47
Other current liabilities	447	430
Accrued expenses	$919	$857

Other long-term liabilities (in millions):

	October 27, 2023	April 28, 2023
Liability for uncertain tax positions	$148	$144
Income taxes payable	100	215
Product warranty liabilities	8	8
Operating lease liabilities	230	248
Other liabilities	94	93
Other long-term liabilities	$580	$708

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services revenue balance as reported in our condensed consolidated balance sheets (in millions):

	October 27, 2023	April 28, 2023
Deferred product revenue	$36	$18
Deferred services revenue	3,923	4,247
Financed unearned services revenue	43	48
Total	$4,002	$4,313

Reported as:
Short-term	$2,003	$2,218
Long-term	1,999	2,095
Total	$4,002	$4,313

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

During the six months ended October 27, 2023 and October 28, 2022, we recognized revenue of $1,258 million and $1,280 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of October 27, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied approximated our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 50% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 25% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our condensed consolidated balance sheets (in millions):

	October 27, 2023	April 28, 2023
Other current assets	$64	$64
Other non-current assets	96	99
Total deferred commissions	$160	$163

Other income, net (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Interest income	$25	$14	$53	$21
Interest expense	(15)	(17)	(31)	(35)
Other, net	1	26	(3)	52
Total other income, net	$11	$23	$19	$38

In the second quarter of fiscal 2023, Other, net includes $21 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. During the six months ended October 28, 2022, Other, net also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million in the first quarter of fiscal 2023.

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 8 ─ Leases. Non-cash investing and financing activities and other supplemental cash flow information are presented below:

	Six Months Ended
	October 27, 2023	October 28, 2022
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$18	$27
Liabilities incurred to former owners of acquired business	$—	$3
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$222	$203
Interest paid	$30	$36

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

Investments

The following is a summary of our investments at their cost or amortized cost as of October 27, 2023 and April 28, 2023 (in millions):

	October 27, 2023	April 28, 2023
U.S. Treasury and government debt securities	800	754
Money market funds	365	794
Certificates of deposit	43	59
Mutual funds	34	36
Total debt and equity securities	$1,242	$1,643

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of October 27, 2023, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 27, 2023
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$1,412	$1,412	$—
Money market funds	365	365	—
Certificates of deposit	43	—	43
U.S. Treasury and government debt securities	114	114	—
Total cash and cash equivalents	1,934	1,891	43
Short-term investments:
U.S. Treasury and government debt securities	686	686	—
Total short-term investments	686	686	—
Total cash, cash equivalents and short-term investments	$2,620	$2,577	$43
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$28	$28	$—
Foreign currency exchange contracts assets (1)	$3	$—	$3
Foreign currency exchange contracts liabilities (3)	$(7)	$—	$(7)

	April 28, 2023
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$1,463	$1,463	$—
Money market funds	794	794	—
Certificates of deposit	59	—	59
Total cash and cash equivalents	2,316	2,257	59
Short-term investments:
U.S. Treasury and government debt securities	754	754	—
Total short-term investments	754	754	—
Total cash, cash equivalents and short-term investments	$3,070	$3,011	$59
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$29	$29	$—
Foreign currency exchange contracts assets (1)	$13	$—	$13
Foreign currency exchange contracts liabilities (3)	$(4)	$—	$(4)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of October 27, 2023 and April 28, 2023, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of October 27, 2023 and April 28, 2023, the fair value of our long-term debt was approximately $2,140 million and $2,206 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

7. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	October 27, 2023	April 28, 2023
3.30% Senior Notes Due September 2024	3.42%	$400	$400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,400	2,400
Unamortized discount and issuance costs		(9)	(11)
Total senior notes		2,391	2,389
Less: Current portion of long-term debt		(400)	—
Total long-term debt		$1,991	$2,389

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 27, 2023, we were in compliance with all covenants associated with the Senior Notes.

As of October 27, 2023, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2024 (remainder)	$—
2025	400
2026	750
2027	—
2028	550
Thereafter	700
Total	$2,400

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of October 27, 2023 or April 28, 2023.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023 primarily to replace the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the basis for establishing the interest rate applicable to certain borrowings under the agreement, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of October 27, 2023, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

8. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of October 27, 2023, have remaining lease terms not exceeding 19 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of October 27, 2023, have remaining lease terms not exceeding 4 years. As of October 27, 2023, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Operating lease cost	$14	$16	$28	$31
Variable lease cost	4	4	8	8
Total lease cost	$18	$20	$36	$39

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Six Months Ended
	October 27, 2023	October 28, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$26	$29
Right-of-use assets obtained in exchange for new operating lease obligations	$13	$31

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	October 27, 2023	April 28, 2023
Other non-current assets	$260	$281
Total operating lease ROU assets	$260	$281

Accrued expenses	$41	$47
Other long-term liabilities	230	248
Total operating lease liabilities	$271	$295

Weighted Average Remaining Lease Term	9.5 years	9.4 years

Weighted Average Discount Rate	3.0%	3.0%

Future minimum operating lease payments as of October 27, 2023, are as follows (in millions):

Fiscal Year	Amount
2024 (remainder)	$24
2025	42
2026	36
2027	32
2028	29
Thereafter	153
Total lease payments	316
Less: Interest	(45)
Total	$271

9. Stockholders’ Equity

Restricted Stock Units

We granted approximately 5 million restricted stock units (RSUs), including performance-based RSUs (PBRSUs), with a weighted average grant date fair value of $75.14 per share during the six months ended October 27, 2023.

In the first quarter of fiscal 2024, due to an insufficient number of remaining shares available for issuance under the 2021 Equity Incentive Plan (the 2021 Plan), most of the awards granted in that period were subject to cash settlement upon vesting, and accounted for as liability awards. However, in the second quarter of fiscal 2024, stockholders approved an increase in the number of shares available for issuance under the 2021 Plan, and these awards, by their terms, automatically became share-settled, equity-classified awards. The modification resulted in the elimination of the $4 million liability related to these awards, with a corresponding increase to additional paid-in capital, as presented on the Statements of Stockholders' Equity.

In the six months ended October 27, 2023, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of a three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the third fiscal year, following the grant date. The number of shares that will be used to calculate the settlement amount for all of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the six months ended October 27, 2023, the number of shares used to calculate the settlement amount will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. For the remaining half of the PBRSUs granted in the six months ended October 27, 2023, the number of shares used to calculate the settlement amount will depend upon the Company's billings result average over the three-year performance period as compared to a predetermined billings target. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's Consolidated Statements of Income to the amount reported as the change in deferred revenue and financed unearned services revenue on the Consolidated Statements of Cash Flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The aggregate grant date fair value of PBRSUs effectively granted in the current year was $39 million, which is being recognized to compensation expense over the remaining performance / service periods.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Cost of product revenues	$1	$1	$2	$2
Cost of services revenues	6	4	12	8
Sales and marketing	37	35	73	63
Research and development	35	26	67	50
General and administrative	14	12	26	22
Total stock-based compensation expense	$93	$78	$180	$145

As of October 27, 2023, total unrecognized compensation expense related to equity awards was $751 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

Stock Repurchase Program

As of October 27, 2023, our Board of Directors has authorized the repurchase of up to $16.1 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes activity related to the stock repurchase program for the six months ended October 27, 2023 (in millions, except for per share amounts):

Number of shares repurchased	9
Average price per share	$75.12
Stock repurchases allocated to additional paid-in capital	$91
Stock repurchases allocated to retained earnings	$609
Remaining authorization at end of period	$702

Since the May 13, 2003 inception of our stock repurchase program through October 27, 2023, we repurchased a total of 369 million shares of our common stock at an average price of $41.75 per share, for an aggregate purchase price of $15.4 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Six Months Ended
	October 27, 2023	October 28, 2022
Dividends per share declared	$1.00	$1.00
Dividend payments allocated to additional paid-in capital	$171	$106
Dividend payments allocated to retained earnings	$38	$112

On November 21, 2023, we declared a cash dividend of $0.50 per share of common stock, payable on January 24, 2024 to holders of record as of the close of business on January 5, 2024. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 28, 2023	$(48)	$(3)	$—	$(51)
Other comprehensive income (loss), net of tax	(5)	—	5	—
Amounts reclassified from AOCI, net of tax	—	—	(4)	(4)
Total other comprehensive income (loss)	(5)	—	1	(4)
Balance as of October 27, 2023	$(53)	$(3)	$1	$(55)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022	Statements of Income Classification
Realized gains on cash flow hedges	$(3)	$(3)	$(4)	$(4)	Net revenues
Total reclassifications	$(3)	$(3)	$(4)	$(4)

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 27, 2023 or April 28, 2023. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 27, 2023	April 28, 2023
Cash Flow Hedges
Forward contracts purchased	$132	$95
Balance Sheet Contracts
Forward contracts sold	$745	$965
Forward contracts purchased	$46	$96

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 9 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Foreign currency exchange contracts	$(45)	$(34)	$(49)	$(55)

11. Restructuring Charges

In the first six months of fiscal 2024, we executed a restructuring plan to redirect resources to highest return activities, and to optimize our global office space for our hybrid work model. In connection with the plan, we reduced our global workforce by approximately 1% and terminated certain real estate leases in various countries, resulting in restructuring charges comprised primarily of employee severance-related expenses and lease termination charges. The workforce related activities under the plan are substantially complete.

In the first six months of fiscal 2023, we executed, or continued to execute, restructuring plans to redirect resources to highest return activities and to establish our international headquarters in Cork, Ireland, which included a reduction in our global workforce of less than 1% and resulted in restructuring charges comprised primarily of employee severance-related costs and legal and tax-related professional fees. Substantially all activities under these plans were complete as of the end of fiscal 2023.

Activities related to our restructuring plans are summarized as follows (in millions):

	Six Months Ended
	October 27, 2023	October 28, 2022
Balance at beginning of period	$36	$1
Net charges	31	22
Cash payments	(46)	(14)
Balance at end of period	$21	$9

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 27, 2023	October 28, 2022
Effective tax rates	23.8%	(67.7)%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the six months ended October 27, 2023 includes benefits for fiscal 2023 foreign tax credits resulting from Internal Revenue Service Notice 2023-55, partially offset by an increase in stock compensation for which no tax benefit is currently recorded as compared to the prior period. The effective tax rate for the six months ended October 28, 2022 was primarily driven by a discrete tax benefit of $524 million that resulted from an intra-entity asset transfer of certain intellectual property (“IP”).

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

As of October 27, 2023, we had $223 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $149 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $148 million have been recorded in other long-term liabilities.

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Numerator:
Net income	$233	$750	$382	$964
Denominator:
Shares used in basic computation	208	217	210	219
Dilutive impact of employee equity award plans	3	3	4	3
Shares used in diluted computation	211	220	214	222
Net Income per Share:
Basic	$1.12	$3.46	$1.82	$4.40
Diluted	$1.10	$3.41	$1.79	$4.34

Three million and four million shares from outstanding employee awards were excluded from the diluted net income per share calculation for the three and six months ended October 27, 2023, respectively, while six million and five million shares from outstanding employee awards each were excluded from the diluted net income per share calculation for the three and six months ended October 28, 2022, respectively, as their inclusion would have been anti-dilutive.

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Three Months Ended October 27, 2023
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$706	$—	$706
Support revenues	623	—	623
Professional and other services revenues	79	—	79
Public cloud revenues	—	154	154
Net revenues	1,408	154	1,562
Cost of product revenues	275	—	275
Cost of support revenues	50	—	50
Cost of professional and other services revenues	60	—	60
Cost of public cloud revenues	—	52	52
Segment cost of revenues	385	52	437
Segment gross profit	$1,023	$102	$1,125
Segment gross margin	72.7%	66.2%	72.0%
Unallocated cost of revenues[1]			15
Total gross profit			$1,110
Total gross margin			71.1%
[1] Unallocated cost of revenues are composed of $7 million of stock-based compensation expense and $8 million of amortization of intangible assets.

	Three Months Ended October 28, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$837	$—	$837
Support revenues	607	—	607
Professional and other services revenues	77	—	77
Public cloud revenues	—	142	142
Net revenues	1,521	142	1,663
Cost of product revenues	417	—	417
Cost of support revenues	45	—	45
Cost of professional and other services revenues	54	—	54
Cost of public cloud revenues	—	45	45
Segment cost of revenues	516	45	561
Segment gross profit	$1,005	$97	$1,102
Segment gross margin	66.1%	68.3%	66.3%
Unallocated cost of revenues[1]			15
Total gross profit			$1,087
Total gross margin			65.4%
[1] Unallocated cost of revenues are composed of $5 million of stock-based compensation expense and $10 million of amortization of intangible assets.

	Six Months Ended October 27, 2023
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$1,296	$—	$1,296
Support revenues	1,234	—	1,234
Professional and other services revenues	156	—	156
Public cloud revenues	—	308	308
Net revenues	2,686	308	2,994
Cost of product revenues	539	—	539
Cost of support revenues	97	—	97
Cost of professional and other services revenues	118	—	118
Cost of public cloud revenues	—	103	103
Segment cost of revenues	754	103	857
Segment gross profit	$1,932	$205	$2,137
Segment gross margin	71.9%	66.6%	71.4%
Unallocated cost of revenues[1]			31
Total gross profit			$2,106
Total gross margin			70.3%
[1] Unallocated cost of revenues are composed of $14 million of stock-based compensation expense and $17 million of amortization of intangible assets.

	Six Months Ended October 28, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$1,623	$—	$1,623
Support revenues	1,205	—	1,205
Professional and other services revenues	153	—	153
Public cloud revenues	—	274	274
Net revenues	2,981	274	3,255
Cost of product revenues	812	—	812
Cost of support revenues	88	—	88
Cost of professional and other services revenues	106	—	106
Cost of public cloud revenues	—	85	85
Segment cost of revenues	1,006	85	1,091
Segment gross profit	$1,975	$189	$2,164
Segment gross margin	66.3%	69.0%	66.5%
Unallocated cost of revenues[1]			31
Total gross profit			$2,133
Total gross margin			65.5%
[1] Unallocated cost of revenues are composed of $10 million of stock-based compensation expense and $21 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
United States, Canada and Latin America (Americas)	$789	$845	$1,543	$1,672
Europe, Middle East and Africa (EMEA)	525	565	971	1,074
Asia Pacific (APAC)	248	253	480	509
Net revenues	$1,562	$1,663	$2,994	$3,255

Effective in the first quarter of fiscal 2024, management began evaluating revenues by geographic region based on the location to which products and services are delivered, rather than based on the location from which the customer relationship is managed. Prior year numbers have been recast to conform to the current year presentation.

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $729 million and $784 million during the three months ended October 27, 2023 and October 28, 2022, respectively, and were $1,427 million and $1,556 million during the six months ended October 27, 2023 and October 28, 2022, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	October 27, 2023	April 28, 2023
U.S.	$458	$887
International	2,162	2,183
Total	$2,620	$3,070

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 27, 2023	April 28, 2023
U.S.	$390	$413
International	233	237
Total	$623	$650

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Arrow Electronics, Inc.	22%	24%	23%	25%
TD Synnex Corporation (previously presented as Tech Data Corporation)	22%	20%	21%	20%

The following customers accounted for 10% or more of accounts receivable in at least one of the periods presented:

	October 27, 2023	April 28, 2023
Arrow Electronics, Inc.	10%	15%
TD Synnex Corporation (previously presented as Tech Data Corporation)	21%	19%

15. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of October 27, 2023, we had approximately $0.4 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 27, 2023 and April 28, 2023, such liability amounted to $17 million and $15 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of October 27, 2023, we had approximately $0.3 billion in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $27 million and $10 million of receivables during the six months ended October 27, 2023 and October 28, 2022, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of October 27, 2023 and April 28, 2023, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of October 27, 2023, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of October 27, 2023 related to such matters.

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

Global Business Environment

Macroeconomic Conditions

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad have resulted and may continue to result in adverse macroeconomic conditions, including inflation, rising interest rates, foreign exchange volatility, slower growth and possibly a recession. In particular, during the first six months of fiscal 2024, and throughout fiscal 2023, we experienced a weakened demand environment, characterized by cloud optimizations and increased budget scrutiny, which resulted in smaller deal sizes, longer selling cycles, and delays of some deals.

If these macroeconomic uncertainties persist or worsen during the remainder of fiscal 2024, we may observe a further reduction in customer demand for our offerings, which could impact our operating results.

Supply Chain

Supply chain constraints, which substantially began to impact us in the first half of fiscal 2023, led to elevated product component and freight costs during the first six months of fiscal 2023. Comparatively, in the first six months of fiscal 2024, the supply chain substantially improved, resulting in lower costs.

Stock Repurchase and Dividend Activity

During the first six months of fiscal 2024, we repurchased approximately 9 million shares of our common stock at an average price of $75.12 per share, for an aggregate of $700 million. We also declared aggregate cash dividends of $1.00 per share in that period, for which we paid $209 million.

Restructuring Events

In the first six months of fiscal 2024, we executed a restructuring plan to redirect resources to highest return activities and optimize our global office space for our hybrid work model. Aggregate restructuring charges incurred under the plan during the second quarter and first six months of fiscal 2024 totaled $5 million and $31 million, respectively.

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

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 27, 2023	October 28, 2022	October 27, 2023	October 28, 2022
Net revenues:
Product	45%	50%	43%	50%
Services	55	50	57	50
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	18	25	18	25
Cost of services	11	10	12	9
Gross profit	71	65	70	66
Operating expenses:
Sales and marketing	30	29	31	29
Research and development	17	15	17	15
General and administrative	5	4	5	4
Restructuring charges	—	1	1	1
Acquisition-related expense	—	—	—	—
Total operating expenses	52	48	54	49
Income from operations	19	17	16	16
Other income, net	1	1	1	1
Income before income taxes	20	18	17	18
Provision (benefit) for income taxes	5	(27)	4	(12)
Net income	15%	45%	13%	30%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Net revenues	$1,562	$1,663	(6)%	$2,994	$3,255	(8)%

The decrease in net revenues for the second quarter and first six months of fiscal 2024 compared to the corresponding periods of fiscal 2023 was primarily due to a decrease in product revenues, partially offset by an increase in services revenues. Product revenues as a percentage of net revenues decreased by five percentage points and seven percentage points in the second quarter and first six months of fiscal 2024, respectively, compared to the corresponding periods of fiscal 2023. Fluctuations in foreign currency exchange rates favorably impacted net revenues percent change by approximately one percentage point in both the second quarter and first six months of fiscal 2024 compared to the corresponding periods of fiscal 2023.

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Product revenues	$706	$837	(16)%	$1,296	$1,623	(20)%
Hardware (Non-GAAP)	308	342	(10)%	556	652	(15)%
Software (Non-GAAP)	398	495	(20)%	740	971	(24)%

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

Total product revenues decreased in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year primarily due to lower sales of all-flash array and hybrid systems as a result of softening customer demand, and despite the slightly favorable impact from foreign exchange rate fluctuations.

Revenues from the hardware component of product revenues represented 44% and 43% of product revenues in the second quarter and first six months of fiscal 2024, compared to 41% and 40% of product revenues in the corresponding periods of the prior year. The software component of product revenues represented 56% and 57% of product revenues in the second quarter and first six months of fiscal 2024, compared to 59% and 60% of product revenues in the corresponding periods of the prior year. The decrease in the software component percentage of product revenues in the second quarter and first six months of fiscal 2024 was primarily due to the mix of systems sold.

Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Services revenues	$856	$826	4%	$1,698	$1,632	4%
Support	623	607	3%	1,234	1,205	2%
Professional and other services	79	77	3%	156	153	2%
Public cloud	154	142	8%	308	274	12%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year as a result of a higher aggregate support contract value for our installed base.

Professional and other services revenues increased slightly in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings primarily delivered as-a-service, which include cloud storage and data services, and cloud operations services.

Public Cloud revenues increased in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year primarily due to customer demand for NetApp’s diversified cloud offerings, coupled with overall growth in the cloud market.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Cost of product revenues	$276	$418	(34)%	$541	$815	(34)%
Hybrid Cloud	275	417	(34)%	539	812	(34)%
Unallocated	1	1	—%	2	3	(33)%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented approximately 39% and 42% of product revenues for the second quarter and first six months of fiscal 2024 compared to 50% for the corresponding periods of fiscal 2023. Materials costs represented 86% and 87% of cost of Hybrid Cloud product revenues for the second quarter and first six months of fiscal 2024, compared to 95% and 94% for the corresponding periods of fiscal 2023.

Materials costs decreased by approximately $158 million and $292 million in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year, reflecting the decrease in product revenues and lower component and freight costs as a result of supply chain improvements.

Hybrid Cloud product gross margins increased by approximately eleven percentage points and eight percentage points in the second quarter and first six months of fiscal 2024, compared to the corresponding periods of the prior year, primarily due to lower component and freight costs and, to a lesser extent, the favorable impacts of fluctuations in foreign currency exchange rates on product revenues.

Unallocated

Unallocated cost of product revenues decreased in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year due to certain intangible assets becoming fully amortized during the first quarter of fiscal 2023.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Cost of services revenues	$176	$158	11%	$347	$307	13%
Support	50	45	11%	97	88	10%
Professional and other services	60	54	11%	118	106	11%
Public cloud	52	45	16%	103	85	21%
Unallocated	14	14	—%	29	28	4%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, increased in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of fiscal 2023. Cost of Hybrid Cloud services revenues represented approximately 16% and 15% of Hybrid Cloud services revenues in the second quarter and first six months of fiscal 2024, compared to 14% for the corresponding periods of fiscal 2023.

Hybrid Cloud support gross margins decreased by less than one percentage point in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year. Hybrid Cloud professional and other services gross margins decreased by approximately six percentage points in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of fiscal 2023, due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues increased in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of fiscal 2023 reflecting the increase in Public Cloud revenues. Public Cloud gross margins decreased by two percentage points in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of fiscal 2023, primarily due to the mix of offerings provided.

Unallocated

Unallocated cost of services revenues were relatively flat in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the second quarter and first six months of fiscal 2024 totaled $798 million, or 51% of net revenues, and $1,587 million, or 53% of net revenues, respectively, reflecting an increase of four percentage points and five percentage points, respectively, compared to the corresponding periods of fiscal 2023, primarily due to the decrease in net revenues.

Compensation costs represent the largest component of sales and marketing, research and development and general and administrative expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in sales and marketing, research and development and general and administrative expenses increased by $32 million, or 7%, and $50 million, or 5%, in the second quarter and first six months of fiscal 2024, respectively, compared to the corresponding periods of the prior year, primarily due to increases in stock-based compensation and incentive compensation expenses. Stock-based compensation expense in the first six months of fiscal 2024 also included incremental expense related to the reset and rollover mechanism of our employee stock purchase plan. These increases were partially offset by lower salaries expense, reflecting average headcount decreases of 9% and 6%, respectively.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Sales and marketing expenses	$461	$479	(4)%	$929	$937	(1)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2024 to Fiscal 2023	Fiscal 2024 to Fiscal 2023
Compensation costs	—	1
Commissions	(4)	(2)
Total change	(4)	(1)

Compensation costs remained relatively flat in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year.

The decrease in commissions expense for the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year was primarily due to lower performance against sales goals.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Research and development expenses	$262	$243	8%	$509	$483	5%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expenses consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2024 to Fiscal 2023	Fiscal 2024 to Fiscal 2023
Compensation costs	9	6
Development projects and outside services	(1)	(1)
Total change	8	5

The increase in compensation costs for the second quarter and first six months of fiscal 2024 compared to the corresponding periods in the prior year was primarily attributable to higher incentive compensation expenses and stock-based compensation, partially offset by lower salaries expense, reflecting decreases in average headcount of 8% and 5%, respectively.

The decrease in development projects and outside services for the second quarter and first six months of fiscal 2024 compared to the corresponding periods in the prior year was primarily due to the lower spending on certain engineering projects.

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
General and administrative expenses	$75	$67	12%	$149	$139	7%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of the total change):

	Three Months Ended	Six Months Ended
	Fiscal 2024 to Fiscal 2023	Fiscal 2024 to Fiscal 2023
Compensation costs	13	9
Other	(1)	(2)
Total change	12	7

The increase in compensation costs in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year was attributable to higher expenses for all components of compensation costs, but predominantly higher incentive compensation expenses.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Restructuring charges	$5	$11	(55)%	$31	$22	41%

In the first six months of fiscal 2024, we executed a restructuring plan to redirect resources to highest return activities, and to optimize our global office space for our hybrid work model. In connection with the plan, we reduced our global workforce by approximately 1% and terminated certain real estate leases in various countries, resulting in restructuring charges comprised primarily of employee severance-related expenses and lease termination charges. The workforce related activities under the plan are substantially complete.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Acquisition-related expense	$3	$5	(40)%	$6	$15	(60)%

Acquisition-related expenses for the second quarter and first six months of fiscal 2024 totaled $3 million and $6 million, respectively, and were primarily related to our integration of previous acquisitions.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Interest income	$25	$14	79%	$53	$21	152%
Interest expense	(15)	(17)	(12)%	(31)	(35)	(11)%
Other, net	1	26	NM	(3)	52	NM
Total	$11	$23	NM	$19	$38	NM

NM – Not Meaningful

Interest income increased in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of the prior year primarily due to higher yields earned on our cash and investments. Interest expense decreased in the second quarter and first six months of fiscal 2024 compared to the corresponding periods of fiscal 2023 due to the extinguishment of certain senior notes in the second quarter of fiscal 2023.

In the second quarter of fiscal 2023, Other, net includes $21 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. Other, net for the first six months of fiscal 2023 also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million. The remaining differences in Other, net for the second quarter and first six months of fiscal 2024 as compared to the corresponding periods of the prior year are partially due to foreign exchange gains and losses year-over-year.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 27, 2023	October 28, 2022	% Change	October 27, 2023	October 28, 2022	% Change
Provision (benefit) for income taxes	$82	$(445)	(118)%	$119	$(389)	(131)%

Our effective tax rate for the three and six months ended October 27, 2023 includes benefits for increased fiscal 2023 foreign tax credits, partially offset by an increase in stock compensation for which no tax benefit is currently recorded. The effective tax rate for the three and six months ended October 28, 2022, includes a discrete tax benefit resulting from an intra-entity asset transfer of certain intellectual property (“IP”).

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

As of October 27, 2023, we had $223 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $149 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $148 million have been recorded in other long-term liabilities.

Liquidity, Capital Resources and Cash Requirements

(In millions)	October 27, 2023	April 28, 2023
Cash, cash equivalents and short-term investments	$2,620	$3,070
Principal amount of debt	$2,400	$2,400

The following is a summary of our cash flow activities:

	Six Months Ended
(In millions)	October 27, 2023	October 28, 2022
Net cash provided by operating activities	$588	$495
Net cash used in investing activities	(1)	(916)
Net cash used in financing activities	(942)	(979)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	(43)
Net change in cash, cash equivalents and restricted cash	$(381)	$(1,443)

Cash Flows

As of October 27, 2023, our cash, cash equivalents and short-term investments were $2.6 billion, which represents a decrease of $450 million during the first six months of fiscal 2024. The decrease was primarily due to $700 million used for the repurchase of our common stock, $209 million used for the payment of dividends and $73 million used for purchases of property and equipment, partially offset by $588 million provided by operating activities. Net working capital was $0.3 billion as of October 27, 2023, a reduction of $953 million when compared to April 28, 2023, primarily due to the decrease in cash, cash equivalents and short-term investments discussed above and the reclassification of $400 million principal amount of our senior notes from long-term to current liabilities.

Cash Flows from Operating Activities

During the first six months of fiscal 2024, we generated cash from operating activities of $588 million, reflecting net income of $382 million which was increased by non-cash depreciation and amortization expense of $128 million and non-cash stock-based compensation expense of $180 million, compared to $495 million of cash generated from operating activities during the first six months of fiscal 2023.

Significant changes in assets and liabilities in the first six months of fiscal 2024 included the following:

•
Accounts receivable decreased $185 million, reflecting lower billings and more favorable invoicing linearity in the first six months of fiscal 2024 compared to the last six months of fiscal 2023.
•
Deferred revenue and financed unearned services revenue decreased by $241 million, primarily due to a decrease in deferred revenue for software and hardware support contracts, reflecting the seasonality of support contract renewal activities.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipping linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, and the timing and amount of compensation, income taxes and other payments.

Cash Flows from Investing Activities

During the first six months of fiscal 2024, we generated $72 million from maturities and sales of investments, net of purchases and paid $73 million for capital expenditures, as compared to the same period of fiscal 2023, in which we used $342 million for the purchases of investments, net of maturities and sales, and paid $142 million for capital expenditures. During the first six months of fiscal 2023, we paid approximately $491 million, net of cash acquired, for a privately-held company, and received proceeds of $59 million from the sale of one of our minority investments.

Cash Flows from Financing Activities

During the first six months of fiscal 2024, cash flows used in financing activities totaled $942 million and included $700 million for the repurchase of approximately 9 million shares of common stock and $209 million for the payment of dividends. During the first six months of fiscal 2023, cash flows used in financing activities totaled $979 million and included $500 million for the repurchase of approximately 7 million shares of common stock, $218 million for the payment of dividends and $250 million to redeem our Senior Notes due in December 2022.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including cash, cash equivalents and short-term investments, cash generated from operations, and our ability to access capital markets and committed credit lines will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months and thereafter for the foreseeable future. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all. For further discussion of factors that could affect our cash flows and liquidity requirements, see Item 1A. Risk Factors.

Liquidity

Our principal sources of liquidity as of October 27, 2023 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	October 27, 2023	April 28, 2023
Cash and cash equivalents	$1,934	$2,316
Short-term investments	686	754
Total	$2,620	$3,070

As of October 27, 2023 and April 28, 2023, $2.2 billion of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.4 billion and $0.9 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 27, 2023.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 27, 2023 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of October 27, 2023.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023 primarily to replace the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the basis for establishing the interest rate applicable to certain borrowings under the agreement, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of October 27, 2023, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2024 to be between $85 million and $135 million.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. As of October 27, 2023, outstanding payments related to the transition tax are estimated to be approximately $215 million of which $115 million and $100 million are expected to be paid during fiscal 2025 and fiscal 2026, respectively. Our estimates for future transition tax payments, however, could change with further guidance or review from U.S. federal and state tax authorities or other regulatory bodies.

Dividends and Stock Repurchase Program

On November 21, 2023, we declared a cash dividend of $0.50 per share of common stock, payable on January 24, 2024, to holders of record as of the close of business on January 5, 2024.

As of October 27, 2023, our Board of Directors had authorized the repurchase of up to $16.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through October 27, 2023, we repurchased a total of 369 million shares of our common stock at an average price of $41.75 per share, for an aggregate purchase price of $15.4 billion. As of October 27, 2023, the remaining authorized amount for stock repurchases under this program was $0.7 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled approximately $0.7 billion at October 27, 2023.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $27 million and $10 million of receivables during the first six months of fiscal 2024 and fiscal 2023, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of October 27, 2023 and April 28, 2023, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of October 27, 2023, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of October 27, 2023, we had fixed income debt investments of $686 million and certificates of deposit of $43 million. Our fixed income debt investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These fixed income debt investments, which consist primarily of corporate bonds and U.S. Treasury and government debt securities, and our certificates of deposit are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of October 27, 2023 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $2 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of October 27, 2023, we have outstanding $2.4 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 7 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of October 27, 2023, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 27, 2023, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 27, 2023:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 29, 2023 - August 25, 2023	1,149	$77.23	366,588	$913
August 26, 2023 - September 22, 2023	1,144	$77.36	367,732	$825
September 23, 2023 - October 27, 2023	1,629	$75.32	369,361	$702
Total	3,922	$76.47

In May 2003, our Board of Directors approved a stock repurchase program. As of October 27, 2023, our Board of Directors has authorized the repurchase of up to $16.1 billion of our common stock. Since the May 13, 2003 inception of the program through October 27, 2023, we repurchased a total of 369 million shares of our common stock for an aggregate purchase price of $15.4 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

On September 9, 2023, The Berry Family Trust, a trust affiliated with Michael J. Berry, Chief Financial Officer of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will expire on December 11, 2024, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of 75,000 shares may be sold pursuant to the trading arrangement.

No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Bylaws of the Company	8-K	000-27130	3.1	November 16, 2023

10.1	NetApp, Inc. Employee Stock Purchase Plan, as amended effective September 13, 2023.	8-K	000-27130	10.1	September 15, 2023

10.2	NetApp, Inc. 2021 Equity Incentive Plan, as amended effective September 13, 2023.	8-K	000-27130	10.2	September 15, 2023

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President and Chief Financial Officer

Date: November 30, 2023