Form 10-Q
period 2024-01-26
NetApp, Inc.
filed 2024-02-29
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2024

or

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

As of February 23, 2024, there were 206,376,661 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2024 NetApp, Inc. All Rights Reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, and the marks listed at http://www.netapp.com/TM are trademarks of NetApp, Inc. Other company and product names may be trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 26, 2024	April 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,820	$2,316
Short-term investments	1,097	754
Accounts receivable	787	987
Inventories	131	167
Other current assets	492	456
Total current assets	4,327	4,680
Property and equipment, net	607	650
Goodwill	2,759	2,759
Purchased intangible assets, net	138	181
Other non-current assets	1,538	1,548
Total assets	$9,369	$9,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$396	$392
Accrued expenses	876	857
Current portion of long-term debt	400	—
Short-term deferred revenue and financed unearned services revenue	2,093	2,218
Total current liabilities	3,765	3,467
Long-term debt	1,991	2,389
Other long-term liabilities	585	708
Long-term deferred revenue and financed unearned services revenue	2,034	2,095
Total liabilities	8,375	8,659

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 206 and 212 shares issued and outstanding as of January 26, 2024 and April 28, 2023, respectively	934	945
Retained earnings	115	265
Accumulated other comprehensive loss	(55)	(51)
Total stockholders' equity	994	1,159
Total liabilities and stockholders' equity	$9,369	$9,818

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Net revenues:
Product	$747	$682	$2,043	$2,305
Services	859	844	2,557	2,476
Net revenues	1,606	1,526	4,600	4,781
Cost of revenues:
Cost of product	282	367	823	1,182
Cost of services	173	158	520	465
Total cost of revenues	455	525	1,343	1,647
Gross profit	1,151	1,001	3,257	3,134
Operating expenses:
Sales and marketing	439	450	1,368	1,387
Research and development	249	230	758	713
General and administrative	81	59	230	198
Restructuring charges	13	87	44	109
Acquisition-related expense	3	3	9	18
Total operating expenses	785	829	2,409	2,425
Income from operations	366	172	848	709
Other income, net	16	5	35	43
Income before income taxes	382	177	883	752
Provision (benefit) for income taxes	69	112	188	(277)
Net income	$313	$65	$695	$1,029
Net income per share:
Basic	$1.52	$0.30	$3.33	$4.72
Diluted	$1.48	$0.30	$3.26	$4.66
Shares used in net income per share calculations:
Basic	206	216	209	218
Diluted	211	219	213	221

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Net income	$313	$65	$695	$1,029
Other comprehensive income (loss):
Foreign currency translation adjustments	2	12	(3)	(6)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(4)	(11)	1	(7)
Reclassification adjustments for losses (gains) included in net income	2	6	(2)	2
Other comprehensive income (loss)	—	7	(4)	(11)
Comprehensive income	$313	$72	$691	$1,018

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 26, 2024	January 27, 2023
Cash flows from operating activities:
Net income	$695	$1,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	182
Non-cash operating lease cost	34	40
Stock-based compensation	269	238
Deferred income taxes	(2)	(577)
Other items, net	4	(69)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	195	425
Inventories	37	29
Other operating assets	(71)	(8)
Accounts payable	3	(173)
Accrued expenses	(16)	(117)
Deferred revenue and financed unearned services revenue	(160)	(47)
Long-term taxes payable	(107)	(82)
Other operating liabilities	—	2
Net cash provided by operating activities	1,072	872
Cash flows from investing activities:
Purchases of investments	(1,663)	(762)
Maturities, sales and collections of investments	1,334	288
Purchases of property and equipment	(109)	(200)
Acquisitions of businesses, net of cash acquired	—	(491)
Other investing activities, net	—	60
Net cash used in investing activities	(438)	(1,105)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	100	108
Payments for taxes related to net share settlement of stock awards	(108)	(74)
Repurchase of common stock	(800)	(700)
Repayments and extinguishment of debt	—	(250)
Dividends paid	(312)	(326)
Other financing activities, net	—	(2)
Net cash used in financing activities	(1,120)	(1,244)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	4
Net change in cash, cash equivalents and restricted cash	(496)	(1,473)
Cash, cash equivalents and restricted cash:
Beginning of period	2,322	4,119
End of period	$1,826	$2,646

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended January 26, 2024
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, October 27, 2023	206	$825	$—	$(55)	$770
Net income	—	—	313	—	313
Other comprehensive income	—	—	—	—	—
Issuance of common stock under employee stock award plans, net of taxes	2	25	—	—	25
Repurchase of common stock	(2)	(5)	(95)	—	(100)
Excise tax on net stock repurchases	—	—	—	—	—
Stock-based compensation	—	89	—	—	89
Cash dividends declared ($0.50 per common share)	—	—	(103)	—	(103)
Balances, January 26, 2024	206	$934	$115	$(55)	$994

	Three Months Ended January 27. 2023
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, October 28, 2022	217	$765	$499	$(62)	$1,202
Net income	—	—	65	—	65
Other comprehensive income	—	—	—	7	7
Issuance of common stock under employee stock award plans, net of taxes	—	43	—	—	43
Repurchase of common stock	(3)	(12)	(188)	—	(200)
Stock-based compensation	—	93	—	—	93
Cash dividends declared ($0.50 per common share)	—	—	(108)	—	(108)
Balances, January 27, 2023	214	$889	$268	$(55)	$1,102

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended January 26, 2024
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 28, 2023	212	$945	$265	$(51)	$1,159
Net income	—	—	695	—	695
Other comprehensive loss	—	—	—	(4)	(4)
Issuance of common stock under employee stock award plans, net of taxes	5	(8)	—	—	(8)
Repurchase of common stock	(11)	(96)	(704)	—	(800)
Excise tax on net stock repurchases	—	(5)	—	—	(5)
Stock-based compensation	—	265	—	—	265
Modification of liability-classified awards	—	4	—	—	4
Cash dividends declared ($1.50 per common share)	—	(171)	(141)	—	(312)
Balances, January 26, 2024	206	$934	$115	$(55)	$994

	Nine Months Ended January 27, 2023
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 29, 2022	220	$760	$122	$(44)	$838
Net income	—	—	1,029	—	1,029
Other comprehensive loss	—	—		(11)	(11)
Issuance of common stock under employee stock award plans, net of taxes	4	34	—	—	34
Repurchase of common stock	(10)	(37)	(663)	—	(700)
Stock-based compensation	—	238	—	—	238
Cash dividends declared ($1.50 per common share)	—	(106)	(220)	—	(326)
Balances, January 27, 2023	214	$889	$268	$(55)	$1,102

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

NetApp, Inc. (we, us, NetApp, or the Company) makes data infrastructure intelligent by combining unified data storage, integrated data services, and CloudOps solutions. NetApp creates silo-free infrastructure, harnessing observability and artificial intelligence to enable seamless data management. We provide a full range of enterprise-class software, systems and services that customers use to transform their data infrastructures across data types, workloads, and environments to realize business possibilities.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 28, 2023 contained in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 26, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, the anticipated effects of which have been incorporated, as applicable, into management's estimates as of January 26, 2024.

2. Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the effect of this pronouncement on our income tax disclosures.

Although there are other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements had or will have a material impact on our consolidated financial position, operating results, cash flows or disclosures.

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

4. Goodwill and Purchased Intangible Assets, Net

Goodwill by reportable segment as of January 26, 2024 is as follows (in millions):

Amount
Hybrid Cloud	$1,714
Public Cloud	1,045
Total goodwill	$2,759

Purchased intangible assets, net are summarized below (in millions):

	January 26, 2024			April 28, 2023
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$179	$(100)	$79	$212	$(107)	$105
Customer contracts/relationships	114	(56)	58	118	(44)	74
Other purchased intangibles	6	(5)	1	6	(4)	2
Total purchased intangible assets	$299	$(161)	$138	$336	$(155)	$181

During the first nine months of fiscal 2024, we retired approximately $37 million of fully amortized intangible assets.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statements of
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023	Income Classification
Developed technology	$9	$10	$26	$31	Cost of revenues
Customer contracts/relationships	5	7	16	19	Operating expenses
Other purchased intangibles	—	—	1	1	Operating expenses
Total	$14	$17	$43	$51

As of January 26, 2024, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2024 (remainder)	$14
2025	55
2026	39
2027	29
2028	1
Total	$138

5. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	January 26, 2024	April 28, 2023
Cash and cash equivalents	$1,820	$2,316
Restricted cash	6	6
Cash, cash equivalents and restricted cash	$1,826	$2,322

Inventories (in millions):

	January 26, 2024	April 28, 2023
Purchased components	$77	$65
Finished goods	54	102
Inventories	$131	$167

Property and equipment, net (in millions):

	January 26, 2024	April 28, 2023
Land	$46	$46
Buildings and improvements	368	359
Leasehold improvements	81	91
Computer, production, engineering and other equipment	1,104	1,053
Computer software	336	325
Furniture and fixtures	78	84
Construction-in-progress	56	55
	2,069	2,013
Accumulated depreciation and amortization	(1,462)	(1,363)
Property and equipment, net	$607	$650

Other non-current assets (in millions):

	January 26, 2024	April 28, 2023
Deferred tax assets	$949	$948
Operating lease right-of-use (ROU) assets	252	281
Other assets	337	319
Other non-current assets	$1,538	$1,548

Other non-current assets as of January 26, 2024 and April 28, 2023 include $85 million and $80 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

Accrued expenses (in millions):

	January 26, 2024	April 28, 2023
Accrued compensation and benefits	$412	$363
Product warranty liabilities	18	17
Operating lease liabilities	40	47
Other current liabilities	406	430
Accrued expenses	$876	$857

Other long-term liabilities (in millions):

	January 26, 2024	April 28, 2023
Liability for uncertain tax positions	$152	$144
Income taxes payable	100	215
Product warranty liabilities	9	8
Operating lease liabilities	225	248
Other liabilities	99	93
Other long-term liabilities	$585	$708

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services revenue balance as reported in our condensed consolidated balance sheets (in millions):

	January 26, 2024	April 28, 2023
Deferred product revenue	$41	$18
Deferred services revenue	4,035	4,247
Financed unearned services revenue	51	48
Total	$4,127	$4,313

Reported as:
Short-term	$2,093	$2,218
Long-term	2,034	2,095
Total	$4,127	$4,313

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

During the nine months ended January 26, 2024 and January 27, 2023, we recognized revenue of $1,725 million and $1,751 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of January 26, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied approximated our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 51% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 24% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our condensed consolidated balance sheets (in millions):

	January 26, 2024	April 28, 2023
Other current assets	$66	$64
Other non-current assets	97	99
Total deferred commissions	$163	$163

Other income, net (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Interest income	$27	$21	$80	$42
Interest expense	(17)	(16)	(48)	(51)
Other, net	6	—	3	52
Total other income, net	$16	$5	$35	$43

In the nine months ended January 27, 2023, Other, net includes $21 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. It also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million in the first quarter of fiscal 2023.

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 8 ─ Leases. Non-cash investing and financing activities and other supplemental cash flow information are presented below:

	Nine Months Ended
	January 26, 2024	January 27, 2023
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$14	$19
Liabilities incurred to former owners of acquired business	$—	$3
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$294	$290
Interest paid	$53	$59

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

Investments

The following is a summary of our investments at their cost or amortized cost as of January 26, 2024 and April 28, 2023 (in millions):

	January 26, 2024	April 28, 2023
U.S. Treasury and government debt securities	1,097	754
Money market funds	728	794
Certificates of deposit	42	59
Mutual funds	38	36
Total debt and equity securities	$1,905	$1,643

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of January 26, 2024, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 26, 2024
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$1,050	$1,050	$—
Money market funds	728	728	—
Certificates of deposit	42	—	42
Total cash and cash equivalents	1,820	1,778	42
Short-term investments:
U.S. Treasury and government debt securities	1,097	1,097	—
Total short-term investments	1,097	1,097	—
Total cash, cash equivalents and short-term investments	$2,917	$2,875	$42
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$32	$32	$—
Foreign currency exchange contracts assets (1)	$1	$—	$1
Foreign currency exchange contracts liabilities (3)	$(12)	$—	$(12)

	April 28, 2023
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$1,463	$1,463	$—
Money market funds	794	794	—
Certificates of deposit	59	—	59
Total cash and cash equivalents	2,316	2,257	59
Short-term investments:
U.S. Treasury and government debt securities	754	754	—
Total short-term investments	754	754	—
Total cash, cash equivalents and short-term investments	$3,070	$3,011	$59
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$29	$29	$—
Foreign currency exchange contracts assets (1)	$13	$—	$13
Foreign currency exchange contracts liabilities (3)	$(4)	$—	$(4)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of January 26, 2024 and April 28, 2023, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of January 26, 2024 and April 28, 2023, the fair value of our long-term debt was approximately $2,228 million and $2,206 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

7. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	January 26, 2024	April 28, 2023
3.30% Senior Notes Due September 2024	3.42%	$400	$400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,400	2,400
Unamortized discount and issuance costs		(9)	(11)
Total senior notes		2,391	2,389
Less: Current portion of long-term debt		(400)	—
Total long-term debt		$1,991	$2,389

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 26, 2024, we were in compliance with all covenants associated with the Senior Notes.

As of January 26, 2024, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2024 (remainder)	$—
2025	400
2026	750
2027	—
2028	550
Thereafter	700
Total	$2,400

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of January 26, 2024 or April 28, 2023.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023 primarily to replace the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the basis for establishing the interest rate applicable to certain borrowings under the agreement, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of January 26, 2024, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

8. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of January 26, 2024, have remaining lease terms not exceeding 19 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of January 26, 2024, have remaining lease terms not exceeding 4 years. As of January 26, 2024, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Operating lease cost	$13	$15	$41	$46
Variable lease cost	3	4	11	12
Total lease cost	$16	$19	$52	$58

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Nine Months Ended
	January 26, 2024	January 27, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$38	$41
Right-of-use assets obtained in exchange for new operating lease obligations	$15	$33

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	January 26, 2024	April 28, 2023
Other non-current assets	$252	$281
Total operating lease ROU assets	$252	$281

Accrued expenses	$40	$47
Other long-term liabilities	225	248
Total operating lease liabilities	$265	$295

Weighted Average Remaining Lease Term	9.4 years	9.4 years

Weighted Average Discount Rate	3.1%	3.0%

Future minimum operating lease payments as of January 26, 2024, are as follows (in millions):

Fiscal Year	Amount
2024 (remainder)	$12
2025	43
2026	37
2027	33
2028	29
Thereafter	154
Total lease payments	308
Less: Interest	(43)
Total	$265

9. Stockholders’ Equity

Restricted Stock Units

We granted approximately 5 million restricted stock units (RSUs), including performance-based RSUs (PBRSUs), with a weighted average grant date fair value of $75.27 per share during the nine months ended January 26, 2024.

In the first quarter of fiscal 2024, due to an insufficient number of remaining shares available for issuance under the 2021 Equity Incentive Plan (the 2021 Plan), most of the awards granted in that period were subject to cash settlement upon vesting, and accounted for as liability awards. However, in the second quarter of fiscal 2024, stockholders approved an increase in the number of shares available for issuance under the 2021 Plan, and these awards, by their terms, automatically became share-settled, equity-classified awards. The modification resulted in the elimination of the $4 million liability related to these awards, with a corresponding increase to additional paid-in capital, as presented on the Statements of Stockholders' Equity for the nine months ended January 26, 2024.

In the nine months ended January 26, 2024, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of a three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the third fiscal year, following the grant date. The number of shares that will be used to calculate the settlement amount for all of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the nine months ended January 26, 2024, the number of shares used to calculate the settlement amount will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. For the remaining half of the PBRSUs granted in the nine months ended January 26, 2024, the number of shares used to calculate the settlement amount will depend upon the Company's billings result average over the three-year performance period. The billings result average is computed based on achievement against annual billings targets, with each target set at the beginning of the respective fiscal year, during the three-year performance period. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's Consolidated Statements of Income to the amount reported as the change in deferred revenue and financed unearned services revenue on the Consolidated Statements of Cash Flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The aggregate grant date fair value of PBRSUs effectively granted in the current year was $39 million, which is being recognized to compensation expense over the remaining performance / service periods.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Cost of product revenues	$2	$2	$4	$4
Cost of services revenues	5	6	17	14
Sales and marketing	36	40	109	103
Research and development	32	32	99	82
General and administrative	14	13	40	35
Total stock-based compensation expense	$89	$93	$269	$238

As of January 26, 2024, total unrecognized compensation expense related to equity awards was $653 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.1 years.

Stock Repurchase Program

As of January 26, 2024, our Board of Directors has authorized the repurchase of up to $16.1 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes activity related to the stock repurchase program for the nine months ended January 26, 2024 (in millions, except for per share amounts):

Number of shares repurchased	11
Average price per share	$76.03
Stock repurchases allocated to additional paid-in capital	$96
Stock repurchases allocated to retained earnings	$704
Remaining authorization at end of period	$602

Since the May 13, 2003 inception of our stock repurchase program through January 26, 2024, we repurchased a total of 371 million shares of our common stock at an average price of $41.89 per share, for an aggregate purchase price of $15.5 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Nine Months Ended
	January 26, 2024	January 27, 2023
Dividends per share declared	$1.50	$1.50
Dividend payments allocated to additional paid-in capital	$171	$106
Dividend payments allocated to retained earnings	$141	$220

On February 22, 2024, we declared a cash dividend of $0.50 per share of common stock, payable on April 24, 2024 to holders of record as of the close of business on April 5, 2024. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 28, 2023	$(48)	$(3)	$—	$(51)
Other comprehensive income (loss), net of tax	(3)	—	1	(2)
Amounts reclassified from AOCI, net of tax	—	—	(2)	(2)
Total other comprehensive loss	(3)	—	(1)	(4)
Balance as of January 26, 2024	$(51)	$(3)	$(1)	$(55)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023	Statements of Income Classification
Realized losses (gains) on cash flow hedges	$2	$6	$(2)	$2	Net revenues
Total reclassifications	$2	$6	$(2)	$2

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 26, 2024 or April 28, 2023. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 26, 2024	April 28, 2023
Cash Flow Hedges
Forward contracts purchased	$115	$95
Balance Sheet Contracts
Forward contracts sold	$747	$965
Forward contracts purchased	$38	$96

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 9 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Foreign currency exchange contracts	$20	$58	$(29)	$2

11. Restructuring Charges

In each of the first and third quarters of fiscal 2024, management approved a restructuring plan to redirect resources to highest return activities and reduce costs. Each plan included a global workforce reduction of approximately 1% for which restructuring charges, comprised of employee severance related expenses, were recorded during the first nine months of fiscal 2024. The plan initiated during the first quarter also included optimization of our global office space for our hybrid work model. In connection with that plan, we terminated certain real estate leases in various countries during the first nine months of fiscal 2024, resulting in restructuring charges primarily comprised of lease termination charges. The activities under these plans are expected to be substantially complete by the end of fiscal 2024.

In the first nine months of fiscal 2023, we executed, or continued to execute, restructuring plans to redirect resources to highest return activities, reduce costs and establish our international headquarters in Cork, Ireland. These plans collectively reduced our global workforce by approximately 9%, and resulted in restructuring charges comprised primarily of employee severance-related costs and legal and tax-related professional fees. Activities under these plans were substantially complete by the end of fiscal 2023.

Activities related to our restructuring plans are summarized as follows (in millions):

	Nine Months Ended
	January 26, 2024	January 27, 2023
Balance at beginning of period	$36	$3
Net charges	44	109
Cash payments	(60)	(22)
Balance at end of period	$20	$90

12. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 26, 2024	January 27, 2023
Effective tax rates	21.3%	(36.8)%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the nine months ended January 26, 2024 includes a benefit for fiscal 2024 foreign tax credits resulting from Internal Revenue Service Notice 2023-80, partially offset by an increase in stock compensation for which no tax benefit is recorded. The effective tax rate for the nine months ended January 27, 2023 was primarily driven by a discrete tax benefit of $524 million that resulted from an intra-entity asset transfer of certain intellectual property (“IP”) partially offset by a Danish Supreme Court decision resulting in $69 million of discrete tax expense. Additionally, our effective tax rate for the nine months ended January 27, 2023 includes the capitalization of research and development expenses partially offset by the discrete benefits related to stock-based compensation.

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

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We did not believe that our Danish subsidiary was liable for such withholding tax and filed an appeal with the Danish Tax Tribunal, which issued a ruling in favor of NetApp in December 2011. However, following escalations within the Danish judicial system over the course of numerous years, on January 9, 2023, the Danish Supreme Court ruled the 2005 dividend was subject to withholding tax while the smaller 2006 distribution would not be subject to withholding tax. The Danish Supreme Court ruling on the distributions declared in 2005 and 2006 is non-appealable. During the third quarter ended January 27, 2023, we recorded $69 million of discrete tax expense, which includes $23 million of withholding tax and $46 million of interest, associated with the Danish Supreme Court ruling.

The Organisation for Economic Co-operation and Development (“OECD”) recently enacted model rules for a new global minimum tax framework known as Pillar Two. These rules have been agreed to by most OECD members. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two rules. On February 1, 2023, the FASB indicated that they believe taxes imposed under Pillar Two is an alternative minimum tax. Accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. We will be subject to Pillar Two rules starting in our fiscal year 2025. We do not currently expect Pillar Two taxes to have a significant impact on our financial statements, particularly due to the safe harbor relief during the transition period, but we are still closely monitoring developments.

Any OECD actions adopted internationally could impact our financial results in future periods.

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

As of January 26, 2024, we had $225 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $152 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $152 million have been recorded in other long-term liabilities.

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Numerator:
Net income	$313	$65	$695	$1,029
Denominator:
Shares used in basic computation	206	216	209	218
Dilutive impact of employee equity award plans	5	3	4	3
Shares used in diluted computation	211	219	213	221
Net Income per Share:
Basic	$1.52	$0.30	$3.33	$4.72
Diluted	$1.48	$0.30	$3.26	$4.66

No potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the three months ended January 26, 2024, while three million potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for the nine months ended January 26, 2024, as their inclusion would have been anti-dilutive. Six million shares from outstanding employee awards each were excluded from the diluted net income per share calculation for the three and nine months ended January 27, 2023, respectively, as their inclusion would have been anti-dilutive.

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

Hybrid Cloud offers a portfolio of storage management and infrastructure solutions that help customers modernize their data centers with the power of the cloud and modernize applications with a single solution that supports file, block, and object storage. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage and CloudOps services. Public Cloud includes certain reseller arrangements in which the timing of our consideration follows the end user consumption of the reseller services.

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Three Months Ended January 26, 2024
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$747	$—	$747
Support revenues	631	—	631
Professional and other services revenues	77	—	77
Public cloud revenues	—	151	151
Net revenues	1,455	151	1,606
Cost of product revenues	280	—	280
Cost of support revenues	49	—	49
Cost of professional and other services revenues	58	—	58
Cost of public cloud revenues	—	52	52
Segment cost of revenues	387	52	439
Segment gross profit	$1,068	$99	$1,167
Segment gross margin	73.4%	65.6%	72.7%
Unallocated cost of revenues[1]			16
Total gross profit			$1,151
Total gross margin			71.7%
[1] Unallocated cost of revenues are composed of $7 million of stock-based compensation expense and $9 million of amortization of intangible assets.

	Three Months Ended January 27, 2023
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$682	$—	$682
Support revenues	616	—	616
Professional and other services revenues	78	—	78
Public cloud revenues	—	150	150
Net revenues	1,376	150	1,526
Cost of product revenues	365	—	365
Cost of support revenues	44	—	44
Cost of professional and other services revenues	50	—	50
Cost of public cloud revenues	—	47	47
Segment cost of revenues	459	47	506
Segment gross profit	$917	$103	$1,020
Segment gross margin	66.6%	68.7%	66.8%
Unallocated cost of revenues[1]			19
Total gross profit			$1,001
Total gross margin			65.6%
[1] Unallocated cost of revenues are composed of $8 million of stock-based compensation expense and $11 million of amortization of intangible assets.

	Nine Months Ended January 26, 2024
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,043	$—	$2,043
Support revenues	1,865	—	1,865
Professional and other services revenues	233	—	233
Public cloud revenues	—	459	459
Net revenues	4,141	459	4,600
Cost of product revenues	819	—	819
Cost of support revenues	146	—	146
Cost of professional and other services revenues	176	—	176
Cost of public cloud revenues	—	155	155
Segment cost of revenues	1,141	155	1,296
Segment gross profit	$3,000	$304	$3,304
Segment gross margin	72.4%	66.2%	71.8%
Unallocated cost of revenues[1]			47
Total gross profit			$3,257
Total gross margin			70.8%
[1] Unallocated cost of revenues are composed of $21 million of stock-based compensation expense and $26 million of amortization of intangible assets.

	Nine Months Ended January 27, 2023
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,305	$—	$2,305
Support revenues	1,821	—	1,821
Professional and other services revenues	231	—	231
Public cloud revenues	—	424	424
Net revenues	4,357	424	4,781
Cost of product revenues	1,177	—	1,177
Cost of support revenues	132	—	132
Cost of professional and other services revenues	156	—	156
Cost of public cloud revenues	—	132	132
Segment cost of revenues	1,465	132	1,597
Segment gross profit	$2,892	$292	$3,184
Segment gross margin	66.4%	68.9%	66.6%
Unallocated cost of revenues[1]			50
Total gross profit			$3,134
Total gross margin			65.6%
[1] Unallocated cost of revenues are composed of $18 million of stock-based compensation expense and $32 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
United States, Canada and Latin America (Americas)	$802	$781	$2,345	$2,453
Europe, Middle East and Africa (EMEA)	567	510	1,538	1,584
Asia Pacific (APAC)	237	235	717	744
Net revenues	$1,606	$1,526	$4,600	$4,781

Effective in the first quarter of fiscal 2024, management began evaluating revenues by geographic region based on the location to which products and services are delivered, rather than based on the location from which the customer relationship is managed. Prior year numbers have been recast to conform to the current year presentation.

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $744 million and $719 million during the three months ended January 26, 2024 and January 27, 2023, respectively, and were $2,172 million and $2,275 million during the nine months ended January 26, 2024 and January 27, 2023, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	January 26, 2024	April 28, 2023
U.S.	$574	$887
International	2,343	2,183
Total	$2,917	$3,070

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 26, 2024	April 28, 2023
U.S.	$376	$413
International	231	237
Total	$607	$650

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Arrow Electronics, Inc.	21%	24%	22%	24%
TD Synnex Corporation (previously presented as Tech Data Corporation)	21%	21%	21%	20%

The following customers accounted for 10% or more of accounts receivable as of at least one of the dates presented:

	January 26, 2024	April 28, 2023
Arrow Electronics, Inc.	5%	15%
TD Synnex Corporation (previously presented as Tech Data Corporation)	16%	19%

15. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of January 26, 2024, we had approximately $0.5 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 26, 2024 and April 28, 2023, such liability amounted to $20 million and $15 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of January 26, 2024, we had approximately $0.3 billion in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $58 million and $32 million of receivables during the nine months ended January 26, 2024 and January 27, 2023, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of January 26, 2024 and April 28, 2023, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of January 26, 2024, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of January 26, 2024 related to such matters.

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

Overview

Our Company

NetApp makes data infrastructure intelligent by combining unified data storage, integrated data services, and CloudOps solutions. We create silo-free infrastructure, and harness observability and artificial intelligence to enable seamless data management across environments to help our customers achieve their business priorities. No matter the data type, workload, or environment, with NetApp customers can modernize their data infrastructure to support their business objectives.

Our unified data storage delivers flexibility by enabling customers to store any data type and power any workload, simply and consistently on a single storage operating system, optimized for cloud and flash. As the only enterprise-grade storage service natively embedded in the world’s largest clouds, our data storage powers any data across clouds. Our integrated data services enable active data management through superior data security, protection, governance, and sustainability. Our CloudOps solutions enable adaptive operations across infrastructure, applications, and teams.

Our operations are organized into two segments: Hybrid Cloud and Public Cloud.

Hybrid Cloud offers a portfolio of storage management and infrastructure solutions that help customers modernize their data centers with the power of the cloud and modernize applications with a single solution that supports file, block, and object storage. Our Hybrid Cloud portfolio supports structured and unstructured data with unified storage optimized for flash and cloud to handle data-intensive workloads and applications. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage and CloudOps services. As the only provider of enterprise-grade storage service natively embedded in the world’s largest clouds, NetApp helps organizations harness the power of their data and application workloads. NetApp’s CloudOps solutions tap into the power of AI to maximize productivity across infrastructure and applications to boost the productivity of teams and reduce costs of operations. These solutions and services are generally available on the leading public clouds, including Amazon AWS, Microsoft Azure, and Google Cloud Platform.

Global Business Environment

Macroeconomic Conditions

Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad have resulted and may continue to result in adverse macroeconomic conditions, including inflation, rising interest rates, foreign exchange volatility, slower growth and possibly a recession. In particular, during the first nine months of fiscal 2024, and throughout fiscal 2023, we experienced a weakened demand environment, characterized by cloud optimizations and increased budget scrutiny, which resulted in smaller deal sizes, longer selling cycles, and delays of some deals.

If these macroeconomic uncertainties persist or worsen during the remainder of fiscal 2024, we may observe a further reduction in customer demand for our offerings, which could impact our operating results.

Supply Chain

Supply chain constraints, which substantially began to impact us in the first half of fiscal 2023, led to elevated product component and freight costs during the first nine months of fiscal 2023. Comparatively, in the first nine months of fiscal 2024, the supply chain substantially improved, resulting in lower costs.

Stock Repurchase and Dividend Activity

During the first nine months of fiscal 2024, we repurchased approximately 11 million shares of our common stock at an average price of $76.03 per share, for an aggregate of $800 million. We also declared aggregate cash dividends of $1.50 per share in that period, for which we paid $312 million.

Restructuring Events

In the third quarter of fiscal 2024, management approved a restructuring plan to redirect resources to highest return activities and reduce costs. Aggregate charges recorded from restructuring plans in the third quarter and first nine months of fiscal 2024 totaled $13 million and $44 million, respectively.

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

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Net revenues:
Product	47%	45%	44%	48%
Services	53	55	56	52
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	18	24	18	25
Cost of services	11	10	11	10
Gross profit	72	66	71	66
Operating expenses:
Sales and marketing	27	29	30	29
Research and development	16	15	16	15
General and administrative	5	4	5	4
Restructuring charges	1	6	1	2
Acquisition-related expense	—	—	—	—
Total operating expenses	49	54	52	51
Income from operations	23	11	18	15
Other income, net	1	—	1	1
Income before income taxes	24	12	19	16
Provision (benefit) for income taxes	4	7	4	(6)
Net income	19%	4%	15%	22%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Net revenues	$1,606	$1,526	5%	$4,600	$4,781	(4)%

The increase in net revenues for the third quarter of fiscal 2024 compared to the corresponding period of fiscal 2023 was primarily due to an increase in product revenues and, to a lesser extent, an increase in services revenues. The decrease in net revenues for the first nine months of fiscal 2024 compared to the corresponding period of fiscal 2024 was primarily due to a decrease in product revenues, partially offset by an increase in services revenues. Product revenues as a percentage of net revenues increased by two percentage points and decreased by four percentage points in the third quarter and first nine months of fiscal 2024, respectively, compared to the corresponding periods of fiscal 2023.

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Product revenues	$747	$682	10%	$2,043	$2,305	(11)%
Hardware (Non-GAAP)	335	292	15%	891	945	(6)%
Software (Non-GAAP)	412	390	6%	1,152	1,360	(15)%

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

Total product revenues increased in the third quarter of fiscal 2024 compared to the corresponding period of the prior year primarily due to higher sales of QLC-flash array systems. Total product revenues decreased in the first nine months of fiscal 2024 compared to the corresponding period of the prior year primarily due to lower sales of hybrid systems as a result of softer customer demand.

Revenues from the hardware component of product revenues represented 45% and 44% of product revenues in the third quarter and first nine months of fiscal 2024, compared to 43% and 41% of product revenues in the corresponding periods of the prior year. The software component of product revenues represented 55% and 56% of product revenues in the third quarter and first nine months of fiscal 2024, compared to 57% and 59% of product revenues in the corresponding periods of the prior year. The decrease in the software component percentage of product revenues in the third quarter and first nine months of fiscal 2024 was primarily due to the mix of systems sold.

Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Services revenues	$859	$844	2%	$2,557	$2,476	3%
Support	631	616	2%	1,865	1,821	2%
Professional and other services	77	78	(1)%	233	231	1%
Public cloud	151	150	1%	459	424	8%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of the prior year as a result of a higher aggregate support contract value for our installed base.

Professional and other services revenues remained relatively flat in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of the prior year.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings primarily delivered as-a-service, which include cloud storage and CloudOps services.

Public Cloud revenues increased in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of the prior year primarily due to customer demand for NetApp’s diversified cloud offerings, coupled with overall growth in the cloud market.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Cost of product revenues	$282	$367	(23)%	$823	$1,182	(30)%
Hybrid Cloud	280	365	(23)%	819	1,177	(30)%
Unallocated	2	2	—%	4	5	(20)%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented approximately 37% and 40% of product revenues for the third quarter and first nine months of fiscal 2024 compared to 54% and 51% for the corresponding periods of fiscal 2023. Materials costs represented 89% and 88% of cost of Hybrid Cloud product revenues for the third quarter and first nine months of fiscal 2024, compared to 94% for the corresponding periods of fiscal 2023.

Materials costs decreased by approximately $94 million and $386 million in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of the prior year, reflecting lower component and freight costs as a result of supply chain improvements. Materials costs were also impacted by the increase in product revenues in the third quarter of fiscal 2024, and the decrease in product revenues in the first nine months of fiscal 2024, compared to the corresponding periods of the prior year.

Hybrid Cloud product gross margins increased by approximately sixteen percentage points and eleven percentage points in the third quarter and first nine months of fiscal 2024, compared to the corresponding periods of the prior year, primarily due to lower component and freight costs.

Unallocated

Unallocated cost of product revenues were relatively flat in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of the prior year.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Cost of services revenues	$173	$158	9%	$520	$465	12%
Support	49	44	11%	146	132	11%
Professional and other services	58	50	16%	176	156	13%
Public cloud	52	47	11%	155	132	17%
Unallocated	14	17	(18)%	43	45	(4)%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, increased in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of fiscal 2023. Cost of Hybrid Cloud services revenues represented approximately 15% of Hybrid Cloud services revenues in the third quarter and first nine months of fiscal 2024, compared to 14% for the corresponding periods of fiscal 2023.

Hybrid Cloud support gross margins decreased by less than one percentage point in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of the prior year. Hybrid Cloud professional and other services gross margins decreased by approximately eleven percentage points and eight percentage points in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of fiscal 2023, due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues increased in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of fiscal 2023 reflecting the increase in Public Cloud revenues. Public Cloud gross margins decreased by three percentage points in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of fiscal 2023, primarily due to the mix of offerings provided.

Unallocated

Unallocated cost of services revenues decreased in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of the prior year due to certain intangible assets becoming fully amortized during the first quarter of fiscal 2024.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the third quarter of fiscal 2024 totaled $769 million, or 48% of net revenues, relatively consistent with the corresponding period of fiscal 2023.

Sales and marketing, research and development, and general and administrative expenses for the first nine months of fiscal 2024 totaled $2,356 million, or 51% of net revenues, respectively, reflecting an increase of three percentage points, compared to the corresponding periods of fiscal 2023, primarily due to the decrease in net revenues.

Compensation costs represent the largest component of sales and marketing, research and development and general and administrative expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in sales and marketing, research and development and general and administrative expenses increased by $32 million, or 7%, and $83 million, or 6%, in the third quarter and first nine months of fiscal 2024, respectively, compared to the corresponding periods of the prior year, primarily due to an increase in incentive compensation expense. This increase was partially offset by lower salaries expense, reflecting average headcount decreases of 11% and 8%, respectively.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Sales and marketing expenses	$439	$450	(2)%	$1,368	$1,387	(1)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2024 to Fiscal 2023	Fiscal 2024 to Fiscal 2023
Commissions	(1)	(2)
Other	(1)	1
Total change	(2)	(1)

The decrease in commissions expense for the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of the prior year was primarily due to lower performance against sales goals.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Research and development expenses	$249	$230	8%	$758	$713	6%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expenses consisted of the following (in percentage points of the total change):

	Three Months Ended	Nine Months Ended
	Fiscal 2024 to Fiscal 2023	Fiscal 2024 to Fiscal 2023
Compensation costs	9	7
Development projects and outside services	(1)	(1)
Total change	8	6

The increase in compensation costs for the third quarter and first nine months of fiscal 2024 compared to the corresponding periods in the prior year was primarily attributable to higher incentive compensation expenses and stock-based compensation, partially offset by lower salaries expense, reflecting decreases in average headcount of 10% and 7%, respectively.

The decrease in development projects and outside services for the third quarter and first nine months of fiscal 2024 compared to the corresponding periods in the prior year was primarily due to the lower spending on certain engineering projects.

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
General and administrative expenses	$81	$59	37%	$230	$198	16%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs.

The increases in general and administrative expenses in the third quarter and the first nine months of fiscal 2024 compared to the corresponding periods of the prior year were primarily attributable to increases in all components of compensation costs, but predominantly incentive compensation expenses. Higher spending levels on projects and outside services also contributed to the increases.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Restructuring charges	$13	$87	(85)%	$44	$109	(60)%

In each of the first and third quarters of fiscal 2024, management approved a restructuring plan to redirect resources to highest return activities and reduce costs. Each plan included a global workforce reduction of approximately 1% for which restructuring charges, comprised of employee severance related expenses, were recorded during the first nine months of fiscal 2024. The plan initiated during the first quarter also included optimization of our global office space for our hybrid work model. In connection with that plan, we terminated certain real estate leases in various countries during the first nine months of fiscal 2024, resulting in restructuring charges primarily comprised of lease termination charges. The activities under these plans are expected to be substantially complete by the end of fiscal 2024..

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Acquisition-related expense	$3	$3	—%	$9	$18	(50)%

Acquisition-related expenses for the third quarter and first nine months of fiscal 2024 totaled $3 million and $9 million, respectively, and were primarily related to our integration of previous acquisitions.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Interest income	$27	$21	29%	$80	$42	90%
Interest expense	(17)	(16)	6%	(48)	(51)	(6)%
Other, net	6	—	NM	3	52	NM
Total	$16	$5	NM	$35	$43	NM

NM – Not Meaningful

Interest income increased in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods of the prior year primarily due to higher yields earned on our cash and investments. Interest expense was relatively flat in the third quarter of fiscal 2024 compared to the corresponding period of fiscal 2023, while it decreased in the first nine months of fiscal 2024 compared to the corresponding period of fiscal 2023 due to the extinguishment of certain senior notes in the second quarter of fiscal 2023.

Other, net for the first nine months of fiscal 2023 includes $21 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. It also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million. The remaining differences in Other, net for the third quarter and first nine months of fiscal 2024 as compared to the corresponding periods of the prior year are partially due to foreign exchange gains and losses year-over-year.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 26, 2024	January 27, 2023	% Change	January 26, 2024	January 27, 2023	% Change
Provision (benefit) for income taxes	$69	$112	(38)%	$188	$(277)	(168)%

Our effective tax rate for the three and nine months ended January 26, 2024 includes a benefit for increased fiscal 2024 foreign tax credits, partially offset by an increase in stock compensation for which no tax benefit is recorded. The effective tax rate for the three months ended January 27, 2023, includes a discrete tax expense recorded as a result of the Danish Supreme Court ruling received on January 9, 2023. The effective tax rate for the nine months ended January 27, 2023, includes a discrete tax expense recorded as a result of the Danish Supreme Court ruling that was fully offset by a discrete tax benefit resulting from an intra-entity asset transfer of certain intellectual property (“IP”).

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

During the third quarter of fiscal 2023, the Danish Supreme Court issued a non-appealable ruling on the distributions declared in 2005 and 2006. The Danish Supreme Court ruled the 2005 dividend was subject to at-source dividend withholding tax while the smaller 2006 distribution would not be subject to withholding tax. We recorded $69 million of tax expense, which includes $23 million of withholding tax and $46 million of interest, associated with the Danish Supreme Court ruling as a discrete item during the quarter ended January 27, 2023.

As of January 26, 2024, we had $225 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $152 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $152 million have been recorded in other long-term liabilities.

Liquidity, Capital Resources and Cash Requirements

(In millions)	January 26, 2024	April 28, 2023
Cash, cash equivalents and short-term investments	$2,917	$3,070
Principal amount of debt	$2,400	$2,400

The following is a summary of our cash flow activities:

	Nine Months Ended
(In millions)	January 26, 2024	January 27, 2023
Net cash provided by operating activities	$1,072	$872
Net cash used in investing activities	(438)	(1,105)
Net cash used in financing activities	(1,120)	(1,244)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	4
Net change in cash, cash equivalents and restricted cash	$(496)	$(1,473)

Cash Flows

As of January 26, 2024, our cash, cash equivalents and short-term investments were $2.9 billion, which represents a decrease of $153 million during the first nine months of fiscal 2024. The decrease was primarily due to $800 million used for the repurchase of our common stock, $312 million used for the payment of dividends and $109 million used for purchases of property and equipment, partially offset by $1.1 billion provided by operating activities. Net working capital was $562 million as of January 26, 2024, a reduction of $651 million when compared to April 28, 2023, primarily due to the decrease in cash, cash equivalents and short-term investments discussed above and the reclassification of $400 million principal amount of our senior notes from long-term to current liabilities.

Cash Flows from Operating Activities

During the first nine months of fiscal 2024, we generated cash from operating activities of $1.1 billion, reflecting net income of $695 million which was increased by non-cash depreciation and amortization expense of $191 million and non-cash stock-based compensation expense of $269 million, compared to $872 million of cash generated from operating activities during the first nine months of fiscal 2023.

Significant changes in assets and liabilities in the first nine months of fiscal 2024 included the following:

•
Accounts receivable decreased $195 million, reflecting lower billings and more favorable invoicing linearity in the first nine months of fiscal 2024 compared to the last nine months of fiscal 2023.
•
Deferred revenue and financed unearned services revenue decreased by $160 million, primarily due to a decrease in deferred revenue for software and hardware support contracts.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipping linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, and the timing and amount of compensation, income taxes and other payments.

Cash Flows from Investing Activities

During the first nine months of fiscal 2024, we used $329 million for the purchases of investments, net of maturities and sales and paid $109 million for capital expenditures, as compared to the same period of fiscal 2023, in which we used $474 million for the purchases of investments, net of maturities and sales, and paid $200 million for capital expenditures. During the first nine months of fiscal 2023, we paid approximately $491 million, net of cash acquired, for a privately-held company, and received proceeds of $59 million from the sale of one of our minority investments.

Cash Flows from Financing Activities

During the first nine months of fiscal 2024, cash flows used in financing activities totaled $1.1 billion and included $800 million for the repurchase of approximately 11 million shares of common stock and $312 million for the payment of dividends. During the first nine months of fiscal 2023, cash flows used in financing activities totaled $1.2 billion and included $700 million for the repurchase of approximately ten million shares of common stock, $326 million for the payment of dividends and $250 million to redeem our Senior Notes due in December 2022.

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

Liquidity

Our principal sources of liquidity as of January 26, 2024 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	January 26, 2024	April 28, 2023
Cash and cash equivalents	$1,820	$2,316
Short-term investments	1,097	754
Total	$2,917	$3,070

As of January 26, 2024 and April 28, 2023, $2.3 billion and $2.2 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.6 billion and $0.9 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 26, 2024.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 26, 2024 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of January 26, 2024.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023 primarily to replace the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the basis for establishing the interest rate applicable to certain borrowings under the agreement, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of January 26, 2024, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2024 to be between $25 million and $75 million.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. As of January 26, 2024, outstanding payments related to the transition tax are estimated to be approximately $215 million of which $115 million and $100 million are expected to be paid during fiscal 2025 and fiscal 2026, respectively. Our estimates for future transition tax payments, however, could change with further guidance or review from U.S. federal and state tax authorities or other regulatory bodies.

Dividends and Stock Repurchase Program

On February 22, 2024, we declared a cash dividend of $0.50 per share of common stock, payable on April 24, 2024, to holders of record as of the close of business on April 5, 2024.

As of January 26, 2024, our Board of Directors had authorized the repurchase of up to $16.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 26, 2024, we repurchased a total of 371 million shares of our common stock at an average price of $41.89 per share, for an aggregate purchase price of $15.5 billion. As of January 26, 2024, the remaining authorized amount for stock repurchases under this program was $0.6 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled approximately $0.8 billion at January 26, 2024.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $58 million and $32 million of receivables during the first nine months of fiscal 2024 and fiscal 2023, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of January 26, 2024 and April 28, 2023, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of January 26, 2024, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Interest Rate Risk

Fixed Income Investments — As of January 26, 2024, we had fixed income debt investments of $1.1 billion and certificates of deposit of $42 million. Our fixed income debt investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These fixed income debt investments, which consist primarily of corporate bonds and U.S. Treasury and government debt securities, and our certificates of deposit are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of January 26, 2024 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $2 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of January 26, 2024, we have outstanding $2.4 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 7 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of January 26, 2024, no amounts were outstanding under the credit facility.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 26, 2024, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the third quarter of fiscal 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 15 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

Our future business, operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 28, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to the Company’s risk factors since our Annual Report on Form 10-K for the year ended April 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 26, 2024:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 28, 2023 - November 24, 2023	420	$75.92	369,781	$670
November 25, 2023 - December 22, 2023	412	$86.95	370,193	$634
December 23, 2023 - January 26, 2024	372	$86.76	370,565	$602
Total	1,204	$83.04

In May 2003, our Board of Directors approved a stock repurchase program. As of January 26, 2024, our Board of Directors has authorized the repurchase of up to $16.1 billion of our common stock. Since the May 13, 2003 inception of the program through January 26, 2024, we repurchased a total of 371 million shares of our common stock for an aggregate purchase price of $15.5 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

On December 19, 2023, George Kurian, Chief Executive Officer of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will expire on December 19, 2025, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of up to 153,000 shares may be sold pursuant to the trading arrangement.

On December 20, 2023, Elizabeth O'Callahan, EVP, Chief Legal Officer of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will expire on June 20, 2025, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of up to 7,372 shares may be sold pursuant to the trading arrangement.

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

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Bylaws of the Company	8-K	000-27130	3.1	November 16, 2023

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President and Chief Financial Officer

Date: February 29, 2024