Form 10-K
period 2024-04-26
NetApp, Inc.
filed 2024-06-10
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 26, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 27, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,897,270,906 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On May 30, 2024, 205,801,761 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 26, 2024.

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

All forward-looking statements included in this document are inherently uncertain as they are based on management’s current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. Therefore, actual events and results may differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, but are not limited to:

•
the overall growth, technological trends and market changes in the storage and data management solutions market;
•
our ability to develop, introduce and gain market acceptance for new and differentiated offerings without disruption;
•
our ability to accurately forecast demand for our products, solutions and services, and future financial performance;
•
the actions of our competitors including, without limitation, their ability to introduce competitive technologies, products or services, and to acquire businesses and technologies that negatively impact our strategy, operations or customer demand for our products or services;
•
our ability to maintain our gross margins;
•
general global political, macroeconomic, social, health and market conditions;
•
our ability to effectively plan and manage our resources and restructure our business in response to changing market conditions and market demand;
•
our ability to anticipate trends related to the development and use of artificial intelligence (AI), including generative AI, which impacts the adoption of intelligent data infrastructure;
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

PART I

Item 1. Business

Overview

NetApp, Inc. (NetApp, we, us, or the Company) helps customers make their data infrastructure more seamless, more dynamic, and higher performing. We were incorporated in 1992 and are headquartered in San Jose, California. Building on over three decades of innovation, we combine unified data storage, integrated data services, and CloudOps solutions to make data infrastructure intelligent. Our broad portfolio addresses customer priorities: modernizing legacy infrastructure, improving resiliency against ransomware attacks, and building scalable, high-performance data pipelines for artificial intelligence (AI) workloads.

With NetApp, customers can better leverage their data to accelerate innovation, improve operations, and drive competitive advantage. Our unified data storage delivers flexibility to our customers, enabling them to simply and consistently store any data type and power any workload. As the only enterprise-grade storage service natively embedded in the world’s largest clouds, we power data across AWS, Microsoft Azure, and Google Cloud. Our integrated data services enable active data management, security, protection, governance, and sustainability. Finally, our CloudOps solutions enable adaptive operations across infrastructure, applications, and teams.

Together, these capabilities comprise an intelligent data infrastructure that delivers:

•
Operational simplicity, so customers can manage complex workloads and eliminate infrastructure silos across apps, data, and clouds.
•
Cyber resilience and security, so businesses stay up and running with built-in ransomware protection, rapid recovery, and infrastructure observability.
•
AI innovation, embedding intelligence into data infrastructure to enable AI workloads that deliver new levels of productivity and innovation.
•
Infrastructure savings, so on-premises and cloud infrastructure spend go further with high-efficiency data storage and automated capacity and cloud cost management.
•
Sustainability, achieved via energy-efficient technologies, tiering, and analytics.
•
Scalability and agility to maximize infrastructure and application scalability and team responsiveness.

Product, Solutions and Services Portfolio

Our operations are organized into two segments: Hybrid Cloud and Public Cloud.

Hybrid Cloud

Hybrid Cloud offers a unified data storage portfolio of storage management and infrastructure solutions that help customers modernize their data centers. With the power of on-premises, private cloud and public cloud capabilities to assist customers in modernizing applications with a single solution that supports file, block, and object storage, we deliver a data infrastructure solution for all environments and workloads. Our Hybrid Cloud portfolio supports structured and unstructured data with unified storage optimized for flash, disk, and cloud storage to handle data-intensive workloads and applications. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Data management software

NetApp ONTAP software is our foundational technology that underpins NetApp's critical storage solutions in the on-premises data center and in private and public clouds. ONTAP includes various data management and protection features and capabilities, including automatic ransomware protection against cyber-attacks, built-in data transport features, and storage efficiency capabilities. ONTAP provides the flexibility to design and deploy a storage environment across the broadest range of architectures – from on-premises to hybrid, private, and public clouds. It can be used in NAS, SAN, object environments, and software-defined storage (SDS) situations.

Data integrity, safety, and business continuity are at the heart of any company’s data center. With the extensive software tools and utilities delivered in ONTAP One, our all-in-one software license, customers can realize their business continuity goals with time, costs, and personnel savings. With NetApp Snapshot, customers can create and manage point-in-time file system copies with no performance impact and minimal storage consumption. This is important for continuous data protection of information in read-only, static, and immutable form. NetApp SnapCenter Backup Management software is designed to deliver high-performance backup and recovery for database and application workloads hosted on ONTAP storage. NetApp SnapMirror Data Replication software can replicate data at high speeds across environments. SnapMirror delivers robust data management capabilities for virtualization, protecting critical data while providing the flexibility to move data between locations and storage tiers, including cloud service providers. NetApp SnapLock Data Compliance software delivers high-performance disk-based data permanence for HDD and SSD deployments.

NetApp Astra is a fully managed application-aware data management service built for emerging Kubernetes workloads container infrastructures. Astra allows organizations to protect, recover, and move applications deployed on Kubernetes with no software to download, install, manage, or upgrade.

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

NetApp All-Flash FAS with capacity flash (AFF C-Series) provides customers capacity flash performance and affordability, so that customers do not need to make compromises on price or performance. AFF C-Series arrays, powered by ONTAP, are sustainable, scalable, and secure solutions for Tier 1 and Tier 2 applications. The AFF C-Series is ideal for transitioning from hybrid/HDD to all-flash storage; running non-latency sensitive VMware database applications and file environments; and providing a solution for secondary storage targets for disaster recovery, backup, and tiering.

NetApp All-Flash SAN Array (ASA A-Series & C-Series) is NetApp’s modern block storage with best-in-class speed, efficiency, security, sustainability, and cloud integration to accelerate virtual machines and databases. ASA arrays are also powered by NetApp ONTAP but optimized simply for SAN workloads. The ASA includes a 99.9999% guaranteed uptime and guaranteed 4:1 storage efficiency.

NetApp Fabric Attached Storage (FAS) series are high-volume, high-capacity data storage devices powered by NetApp ONTAP. NetApp FAS Storage Arrays provide customers with a balance of performance and capacity running disk drives or hybrid-flash configurations. FAS systems are suitable for secondary storage targets for disaster recovery, backup, and tiering.

NetApp E/EF series is built for dedicated, high-bandwidth applications that need simple, fast SAN storage with enterprise-grade reliability. The E-Series is available as a hybrid-flash platform, while the EF-Series is all-flash. Built on the SANtricity storage operating system, the E/EF-Series storage appliances are designed for performance-sensitive workloads like real-time analytics, high-performance computing, and databases.

NetApp StorageGRID is a software-defined object storage solution for large archives, media repositories, and web data stores. Using the industry-standard object APIs like the Amazon Simple Storage Service (S3), StorageGRID is provided as a NetApp-branded storage solution and as a software-defined solution on third-party hardware.

Public Cloud

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage and CloudOps services. As the only provider of enterprise-grade storage services natively embedded in the world’s largest public cloud providers, NetApp helps organizations harness the power of their data and applications. NetApp’s CloudOps solutions leverage AI to maximize productivity across infrastructure and applications, boost team productivity, and reduce operations costs. These solutions and services are generally available on the leading public clouds, including Amazon AWS, Microsoft Azure, and Google Cloud Platform.

Cloud storage

Fully managed cloud storage offerings are available natively on Microsoft Azure as Azure NetApp Files, on AWS as Amazon FSx for NetApp ONTAP, and on Google Cloud as Google Cloud NetApp Volumes.

In addition, NetApp offers NetApp Cloud Volumes ONTAP on AWS, Google Cloud, and Microsoft Azure, a cloud-based software for customers who wish to manage their own cloud storage infrastructure.

Our cloud storage services are based on the same ONTAP data management software that underpins our storage infrastructure offerings.

Manageability

At the heart of our public cloud storage and data service offerings is NetApp BlueXP. BlueXP is a unified control plane that enables customers to manage their entire data landscape through one single, web-based SaaS-delivered control point. NetApp BlueXP combines storage and data services via its unified control plane to change how hybrid, multicloud environments are managed, optimized, and controlled. An intuitive interface and powerful automation help decrease resource waste, complexity, and the risk of managing diverse environments. It brings customers operational simplicity in a complex world. Within BlueXP are standard and optional capabilities (services) which allow customers to control their data and operations.

With BlueXP Sync service, customers can migrate data to the cloud securely and efficiently. Customers can choose where to deploy primary workloads without re-architecting applications or databases. Customers also get a comprehensive, industry-leading portfolio of storage efficiency capabilities. Inline data compression, deduplication, compaction, and cloud tiering (BlueXP Tiering service) work together to reduce storage costs and maximize data storage. NetApp Backup service delivers seamless and cost-effective backup and restore capabilities for protecting and archiving cloud and on-premises data managed by ONTAP. BlueXP Compliance service provides data discovery, mapping, and classification driven by AI algorithms with automated controls and reporting for data privacy regulations such as the General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and more. Lastly, the BlueXP Cache service delivers fast and secure access to data for users by caching active data sets to distributed offices globally.

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

Our Spot by NetApp suite of products enables customers to deploy and operate cloud applications reliably and securely in their choice of public clouds while reducing costs and complexity. Combining machine learning, predictive analytics, and cloud automation, the Spot by NetApp platform continuously optimizes cloud infrastructure and operations to deliver scalable, reliable, and secure application infrastructure.

Instaclustr provides fully managed open-source databases, pipelines, and workflow applications delivered as a service. Instaclustr helps organizations deliver cloud-native applications at scale by operating and supporting the data infrastructure through its SaaS platform for those designing and building around open-source technologies while not wanting to maintain that infrastructure themselves.

Professional and Support Services

NetApp and our certified services partners offer a comprehensive portfolio of assessment, design, implementation, migration, and proactive support services to help customers optimize the performance and efficiency of their on-premises and hybrid multicloud storage environments. Our portfolio of offerings includes storage-as-a-service (STaaS), strategic consulting, professional, managed, and support services.

•
NetApp Keystone is our pay-as-you-grow, STaaS offering that delivers a seamless hybrid cloud experience for those preferring operating expense consumption models to upfront capital expense or leasing. With a unified management console and monthly bill for both on-premises and cloud data storage services, Keystone lets organizations provision, monitor, and even move storage spend across their hybrid cloud environment for financial and operational flexibility.
•
NetApp strategic consulting services provide executive-level, high-touch consulting engagements to help organizations facilitate the alignment of their business and technology goals. Our proven expertise can help organizations define long-term data fabric strategies and operations models to drive IT initiatives for digital transformation.
•
NetApp's Professional Services offer specialized expertise to minimize risks and simplify the process of designing, implementing, migrating, and integrating NetApp hybrid cloud solutions. This enables businesses to reap the benefits of new technology investments more quickly. Our highly skilled service experts help ensure secure and optimized environments, delivering consistent, high-quality outcomes that meet customers' expectations from the start.
•
NetApp Managed Services can optimize the performance and efficiency of your IT infrastructure, whether you have a hybrid cloud or on-premises environment. Our experienced NetApp experts follow a proven methodology and industry best practices to monitor, administer, operate, and optimize your IT environment. This allows your organization's IT staff to focus on driving business initiatives forward, without worrying about the day-to-day management of your IT infrastructure.

•
NetApp Global Support offers a wide range of solutions, including systems, processes, and personnel, to support uninterrupted operation in complex and critical environments. Our focus is on providing proactive and preemptive technology support to help ensure operational continuity across the NetApp hybrid cloud. We offer personalized support options that provide actionable intelligence to resolve problems faster, minimize downtime, and optimize the performance of the entire NetApp ecosystem.

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

Our partnerships with the industry’s leading cloud, infrastructure, consulting, application, and reseller partners are created with one goal in mind: the success of our customers. Global enterprises, local businesses, and government agencies look to NetApp and our ecosystem of partners to help maximize the business value of their IT and cloud investments.

We work with a wide range of partners for our customers, including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2024, sales through our indirect channels represented 76% of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 26, 2024, our worldwide sales and marketing functions consisted of approximately 5,300 managers, sales representatives and technical support personnel. We have offices in approximately 24 countries. Sales to customers Arrow Electronics, Inc. and TD Synnex Corporation each accounted for 22% of our net revenues, respectively, in fiscal 2024. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations and net sales attributable to our geographic regions is included in Note 15 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements.

Seasonality

We have historically experienced a sequential decline in revenues in the first quarter of our fiscal year, as the sales organization spends time developing new business after higher close rates in the fourth quarter, and because sales to European customers are typically weaker during the summer months. We derive a substantial amount of our revenue in any given quarter from customer orders booked in the same quarter. Customer orders and revenues typically follow intra-quarter seasonality patterns weighted toward the end of the quarter. If recurring services and cloud revenue continue to increase as a percentage of our total revenues, historical seasonal patterns may become less pronounced.

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

Research and Development

Our research and development team delivers innovation to help customers create an evolved cloud experience. Our R&D structure allows us to align and accelerate the execution of our strategies and roadmaps across product groups. We leverage our talent and shared IP for cloud- and hybrid-cloud solutions to remain agile to changing market conditions. Our R&D priorities are defined by how we can help customers realize operational simplicity, cyber resilience and security, AI innovation, infrastructure savings and agility, and sustainability. We design our products and services from the ground up with cloud connectivity in mind, including our capabilities for cyber resiliency, tiering, disaster recovery, replication, bursting, and migration.

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $1,029 million in fiscal 2024, $956 million in fiscal 2023 and $881 million in fiscal 2022. These costs consist primarily of personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we also acquire technology through business combinations or through licensing from third parties when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We operate in an industry in which there are rapid technological advances in hardware, software, and related services offerings. Cloud, digital transformation, and AI initiatives are driving changes in customer and solution requirements.

We compete with many companies in the storage and data management markets. Our hybrid cloud solutions primarily compete with legacy IT and storage vendors. Some offer a broad spectrum of products, solutions and services and others offer a more limited set of storage and data-management products, solutions or services. Additionally, public cloud providers offer customers storage as an operating expense which competes with more traditional storage offerings that customers acquire through capital expenditures. We both partner with and compete against cloud providers with our public cloud software and services. Legacy vendors are not often encountered in the cloud storage services market as competitors.

We compete with many companies in the cloud operations marketplace, including new companies (startups) and larger software companies who target developers, operations engineering (DevOps) and financial engineering (FinOps). Some companies have single point solutions that compete with one of our services and others are building platforms. Additionally, public cloud providers offer similar services on their own cloud.

We face ongoing product and price competition in all areas of our business, including from both branded- and generic-product competitors.

Our current and potential competitors may establish cooperative relationships among themselves or with third-parties, including some of our partners. It is possible that new competitors or alliances among competitors might emerge and further increase competitive pressures.

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

At the global, regional and state levels, various laws and regulations have been implemented or are under consideration to mitigate or report on the effects of climate change. Environmental laws are complex and have tended to become more stringent over time. However, it is difficult to anticipate future regulations pertaining to environmental matters and to estimate their impacts on our operations. Based on current information, we believe that our primary risk related to climate change is the risk of increased energy costs. Additionally, we have implemented disaster recovery and business resiliency measures to mitigate the physical risks our facilities, business, and supply chain might face as a consequence of natural disasters or severe weather/climate-related phenomena such as earthquakes, floods, droughts, and other such natural occurrences.

We are subject to international, federal, state, and local regulations regarding workplace safety and protection of the environment. Various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs, subject us to business interruptions or cause customers to cease purchasing from us. We strive to comply with all applicable environmental laws. All of our products meet the applicable requirements of the following European Union (EU) directives: Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH); Energy Related Products (ErP); and Restriction of Hazardous Substances (RoHS). We also comply with the China RoHS directive. We have a global product take-back program and an e-waste scheme to comply with the EU directive on Waste Electrical and Electronic Equipment (WEEE), and Extended Producer Responsibility (EPR) regulations in India.

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

Diversity, Equity, Inclusion and Belonging

We believe diversity, equity, inclusion and belonging leads to more innovation, better access to talent and improved business outcomes. Our strategies are intended to increase the demographic and cognitive diversity of our employee population and promote a culture of equity and inclusion to achieve sustained business results. For more information about our commitment to diversity, equity, inclusion and belonging, go to the “Diversity Inclusion Equity and Belonging” section of our website.

Benefits, Wellbeing and Engagement

Our healthcare options offer competitive, comprehensive coverage for our employees and their families, including:

•
National medical plans;
•
Regional medical plans;
•
Expert advice from world-renowned doctors through our medical second opinion program;
•
National dental plans;
•
National vision plans and
•
A robust wellness program.

Insurance and income protection. We provide life, accidental death and dismemberment and disability insurance programs. For additional peace of mind, we also offer supplemental insurance for our employees and their dependents.

Financial and savings programs. We offer flexible spending accounts, an employee stock purchase plan and competitive retirement plans, including options to maximize retirement savings.

Flexible Work. We offer a flexible hybrid work program that allows employees, in consultation with their managers and teams, flexibility around where, when and how work is performed to deliver business outcomes, understanding that certain roles may be tied to specific locations or require an in-office presence due to business needs and job responsibilities, and to collaborate and connect most effectively. We are leaning into digital-first workflows, tools, and resources and programs to continuously promote flexibility, while enabling us to be productive, wherever we are. We also believe in the value of people being together, building relationships, fostering trust, collaboration and innovation. We have evolved into a hybrid model, in which employees who are assigned to an office can divide their work between the office and other locations about half the time. We continue to pilot, test and iterate our approach to support new ways of working and evolving the employee experience.

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

Engagement. We help employees grow, develop and succeed at NetApp by encouraging an open and interactive culture, where individual needs are recognized and met, and Company goals are supported. For employees, growth goals are tied to corporate objectives and key results to ensure that employees are progressing and are supported by management teams. Managers are encouraged to set aside time at least each quarter to conduct a two-way conversation with each team member to offer feedback, guidance and support on goals, priorities and career development. The Company also conducts surveys that gauge employee sentiment in areas like cross-functional collaboration, manager performance and inclusivity and create action plans to address concerns and amplify opportunities.

Giving Back. The NetApp Cares programs support our employees' efforts to make a positive difference in our communities. In fiscal 2024, more than 2,386 NetApp employees donated over 19,940 hours to serve their communities and make an impact around the world. The NetApp Cares programs encourage employees to volunteer through individual, team or company efforts.

Board Oversight of Human Capital Management

Our Board of Directors plays an active role in overseeing the Company's human capital management strategy and programs. Our Talent and Compensation Committee provides oversight of our talent strategy and key programs related to corporate culture, workforce diversity and inclusion, talent acquisition, engagement, development and retention.

Employees

As of April 26, 2024, we had approximately 11,800 employees worldwide. None of our employees are represented by a labor union and we consider relations with our employees to be good.

Please visit our website for more detailed information regarding our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Information About Our Executive Officers

Our executive officers and their ages as of June 10, 2024, were as follows:

Name	Age	Position
George Kurian	57	Chief Executive Officer
César Cernuda	52	President
Michael J. Berry	61	Executive Vice President and Chief Financial Officer
Harvinder S. Bhela	52	Executive Vice President and Chief Product Officer
Elizabeth M. O'Callahan	55	Executive Vice President, Chief Legal Officer, and Corporate Secretary

George Kurian is the chief executive officer of NetApp, a position he has held since June 1, 2015. He joined our Board of Directors in June 2015. From September 2013 to May 2015, he was executive vice president of product operations, overseeing all aspects of technology strategy, product and solutions development across our portfolio. Mr. Kurian joined NetApp in April 2011 as the senior vice president of the storage solutions group and was appointed to senior vice president of the Data ONTAP group in December 2011. Prior to joining NetApp, Mr. Kurian held several positions with Cisco Systems from 2002 to 2011, including vice president and general manager of the application networking and switching technology group. Additional roles include vice president of product management and strategy at Akamai Technologies from 1999 to 2002, as well as a management consultant at McKinsey and Company and a leader on the software engineering and product management teams at Oracle Corporation. Mr. Kurian is a board member at Cigna Corporation, a global health services company, where he serves on the compliance committee and people resources committee, and holds a BS degree in electrical engineering from Princeton University and an MBA degree from Stanford University.

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

Michael J. Berry joined NetApp in March 2020 as executive vice president and chief financial officer, overseeing the worldwide finance, investor relations, security and IT organizations. Mr. Berry has served as a chief financial officer for over 16 years in both public and private companies including McAfee, FireEye, Informatica, and SolarWinds. Most recently he was executive vice president and chief financial officer at McAfee where he was responsible for all aspects of finance, including financial planning, accounting, tax and treasury, as well as operations and shared services. Mr. Berry is a board member of Rapid7, Inc., where he serves as chair of the audit committee. Mr. Berry holds a BS degree in finance from Augsburg University and an MBA degree in finance from the University of St. Thomas.

Harvinder S. Bhela joined NetApp in January 2022 as executive vice president and chief product officer. He is responsible for leading NetApp’s product and engineering teams and building our multi-cloud, storage and data services products and solutions. Before joining NetApp, Mr. Bhela spent 25 years at Microsoft where he held multiple executive leadership positions. Most recently he served as corporate vice president of the Microsoft 365 Security, Compliance and Management business. Mr. Bhela holds a Bachelor of Engineering from the University of Mumbai and a Master of Science in Computer Science from the University of Minnesota.

Elizabeth M. O’Callahan joined NetApp in 2013 and has served as NetApp’s executive vice president, chief legal officer, and corporate secretary since January 2022. Prior to her appointment as chief legal officer, Ms. O’Callahan served as senior vice president and general counsel from May 2021 to December 2021, as vice president and deputy general counsel from May 2020 to April 2021, and as vice president, corporate legal from October 2013 to April 2020. Ms. O’Callahan has over 20 years of experience advising technology companies on a variety of matters, including corporate governance, securities law, mergers and acquisitions, capital markets transactions, corporate compliance and ethics, data privacy, intellectual property, litigation and government relations. Before joining NetApp, Ms. O’Callahan served in a senior legal role at Xilinx (since acquired by AMD). She began her legal career in private practice in Silicon Valley specializing in corporate law and business litigation. Ms. O’Callahan holds a bachelor’s degree from the University of California at Los Angeles and a J.D. from Santa Clara University.

Additional Information

Our internet address is www.netapp.com. We make available through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, amendments to those reports and other documents filed or furnished pursuant to the Exchange Act of 1934, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

Risks Related to Our Business and Industry

Global economic and geopolitical conditions may harm our industry, business, and operating results, including our revenue growth and profitability, financial condition and cash flows.

We operate globally and as a result, our business, revenues and profitability are impacted by global economic and market conditions, including, among others, inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, reduced consumer confidence and spending, and economic and trade barriers. Such factors may contribute to increased periodic volatility in the IT industry at large and limit our ability to forecast future demand for our products and services, impact availability of supplies and could constrain future access to capital for our suppliers, customers and partners. Additionally, adverse macroeconomic conditions, including those identified above, could materially adversely impact the demand for our products and our operating results amid customer concerns over slowing demand for their products, reduced asset values, volatile energy costs, geopolitical issues, the availability and cost of credit and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. All of these risks and conditions could materially adversely affect our future sales and operating results.

Our business may be harmed by technological trends in our market or if we are unable to keep pace with rapid industry, technological and market changes.

The growth in our industry and the markets in which we compete is driven by the increasing demand for data, which increases demand for, and purchases of, storage and data management solutions. Despite these growth drivers, our markets could be adversely impacted by technology transitions, increased storage efficiency, competitive pricing dynamics, changing consumption models, and/or uncertain macroeconomic conditions. Additionally, the impact of generative artificial intelligence (GenAI) in the markets for storage and data management solutions has yet to be fully realized and could evolve in unexpected ways. While customers are navigating through their information technology (IT) transformations, which leverage modern architectures and hybrid cloud environments, they are also looking for simpler solutions and changing how they consume IT. This evolution is diverting spending towards transformational projects and architectures like flash, hybrid cloud, cloud storage, and IT as a service. The future impact of these trends on both short- and long-term growth patterns is uncertain, and we may be unable to meet customer demand, with an expected level of quality and support for new products or services.

Our business may be adversely impacted if we are unable to keep pace with rapid industry, technological or market changes or if our products and services are not accepted in the marketplace. As a result of these and other factors discussed in this report, customer demand for our products and services may fall and our revenue may decline on a year-over-year basis, as it did in fiscal 2017, 2020, and 2024. If the general historical rate of industry growth declines, if the growth rates of some or all of the specific markets in which we compete decline, if the consumption model of storage changes, if our new and existing products, services and solutions do not receive customer acceptance and/or if we do not adapt our sales programs to address market changes, our business, operating results, financial condition and cash flows could suffer.

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

If we are unable, for technological, customer reluctance or other reasons, to develop, introduce and gain market acceptance for new products and services, or if we are unable to provide the expected level of product and support quality for our new products and services, each as and when required by the market and our customers, our business, operating results, financial condition and cash flows could be materially and adversely affected.

New or additional product and feature introductions, such as new all-flash arrays, including the block-optimized ASA families, and capacity flash C-series, subject us to additional financial and operational risks, including our ability to forecast customer preferences and/or demand, our ability to successfully manage the transition from older products and solutions, our ability to forecast and manage the impact of customers’ demand for new products, services and solutions or the products being replaced, and our ability to manage production capacity to meet the demand for new products and services. In addition, as existing customers transition from older products and solutions to newer ones, the transition could take longer than expected, or the customer could decide to delay the transition, either of which could result in non-renewal of the new offerings or affect our ability to manage and forecast customer churn and expansion rates for new offerings. As new or enhanced products and services are introduced, we must avoid excessive levels of older product inventories and related components and ensure that new products and services can be delivered to meet customers’ demands. Further risks inherent in the introduction of new products, services and solutions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions, delays in sales caused by the desire of customers to evaluate new products for extended periods of time and our partners’ investment in selling our new products and solutions. If these risks are not managed effectively, we could experience material risks to our business, operating results, financial condition and cash flows.

As we enter new or emerging markets, we will likely increase demands on our service and support operations and may be exposed to additional competition. We may not be able to provide products, services and support to effectively compete for these market opportunities.

The dynamic markets in which we participate and our sales and distribution structure makes forecasting revenues difficult and, if disrupted, could harm our business, operating results, financial condition and cash flows.

The dynamic markets in which we participate, and our business and sales models make revenues difficult to forecast. We sell to a variety of customers, across multiple industries and geographies, both directly and through various channels, with a corresponding variety of sales cycles. The majority of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs) and strategic business partners, which include public cloud providers. This structure significantly complicates our ability to forecast future revenue, especially within any particular fiscal quarter or year. Moreover, our relationships with our indirect channel partners and strategic business partners are critical to our success. The loss of one or more of our key indirect channel partners in a given geographic area or the failure of our channel or strategic partners, including public cloud providers, to promote our products could harm our operating results. Qualifying and developing new indirect channel partners typically requires a significant investment of time and resources before acceptable levels of productivity are met. If we fail to maintain our relationships with our indirect channel partners and strategic partners, including public cloud providers, if their financial condition, business or customer relationships were to weaken, if they fail to comply with legal or regulatory requirements, or if we were to cease to do business with them for these or other reasons, our business, operating results, financial condition and cash flows could be harmed.

Our gross margins may vary.

Our gross margins reflect a variety of factors, including competitive pricing, component and product design, inflation, foreign exchange currency fluctuations, and the volume and relative mix of revenues from product, software support, hardware support and other services offerings. Increased component and labor costs, increased pricing and discounting pressures, the relative and varying rates of increases or decreases in component costs and product prices, or changes in the mix of revenue or decreased volume from product, software support, hardware support and other services offerings could harm our revenues, gross margins or earnings. Our gross margins are also impacted by the cost of any materials that are of poor quality and our sales and distribution activities, including, without limitation, pricing actions, rebates, sales initiatives and discount levels, and the timing of service contract renewals. The costs of third-party components comprise a significant portion of our product costs. While we generally have been able to manage our component and product design costs, we may have difficulty managing these costs if supplies of certain components, including NAND, become limited or component prices increase. Any such limitation could result in an increase in our product costs. We have seen, and may continue to see, our gross margins negatively impacted by increases in component costs, logistics costs, and inflationary pressures. An increase in component or design costs relative to our product prices could harm our gross margins and earnings. Failure to sustain or improve our gross margins may have a material adverse effect on our business and stock price.

Issues related to the development and use of artificial intelligence (AI), including GenAI, could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.

We are increasingly building and/or leveraging AI technology, including GenAI, in certain of our products and services and in our business operations. Our research and development of such technology remains ongoing. As with many innovations, AI presents risks, challenges, and potential unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed, and AI technologies are complex and rapidly evolving. We face significant competition in the market and from other companies regarding such technologies.

While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i)

give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in various jurisdictions in which we operate, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business. To the extent regulation materially delays or impedes the adoption of AI, demand for our products may not meet our forecasts.

Increasing competition and industry consolidation could harm our business, operating results, financial condition and cash flows.

Our markets are intensely competitive and are characterized by fragmentation and rapidly changing technology. We compete with many companies in the markets we serve, including established public companies, newer public companies with a strong flash focus, and new market entrants addressing the opportunity for GenAI and application data management for Kubernetes. Some offer a broad spectrum of IT products and services (full-stack vendors) and others offer a more limited set of products or services. Technology trends, such as hosted or public cloud storage, software as a service (SaaS) and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service provider competitors provide customers storage on demand, without requiring a capital expenditure, which meets rapidly evolving business needs and has changed the competitive landscape. We also compete in the emerging cloud operations market, where growth is being driven by increased customer cloud usage and commensurate spend, but customer requirements are still evolving. There is no clear leader in this market.

Competitors may develop new technologies, products or services in advance of us or establish new business models, more flexible purchase models or new technologies disruptive to us. By extending our flash, cloud storage, converged infrastructure and cloud operations offerings, we are competing in new segments with both traditional competitors and new competitors, particularly smaller emerging storage and cloud operations vendors. The longer-term potential and competitiveness of these emerging vendors remains to be determined. In cloud and converged infrastructure, we also compete with large well-established competitors.

It is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share or buying power. Changes in customer requirements or an increase in industry consolidation might result in stronger competitors that are better able to compete. In addition, current and potential competitors have established or might establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers. For additional information regarding our competitors, see the section entitled “Competition” contained in Part I, Item 1 – Business of this Form 10-K.

Transition to consumption-based business models may adversely affect our revenues and profitability in other areas of our business and as a result may harm our business, operating results, financial condition and cash flows.

We offer customers a full range of consumption models, including cloud-based storage services and storage as a service (STaaS) delivered on premises. These business models continue to evolve, and we may not be able to compete effectively, generate significant revenues or maintain the profitability of our consumption-based offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may have a dampening impact on overall demand for our on-premises offerings sold in a traditional capex model, which could reduce our revenues and cash flow, at least in the near term. If we do not successfully execute our consumption model strategy or anticipate the needs of our customers, our revenues and profitability could decline.

As customer demand for our consumption model offerings increases, we will experience differences in the timing of revenue recognition between our traditional purchase arrangements (for which revenue is generally recognized in full at the time of delivery), relative to our consumption model offerings (for which revenue is generally recognized ratably over the term of the arrangement). We incur certain expenses associated with the infrastructure and marketing of our consumption model offerings in advance of our ability to recognize the revenues associated with these offerings.

Due to the global nature of our business, risks inherent in our international operations could materially harm our business.

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our international operations, business and future operating results could be adversely impacted by economic, business, regulatory, social and political factors in foreign countries including, among other things, the imposition of government controls, local political or economic conditions including recessionary cycles, inflationary conditions and political uncertainty, economic sanctions, trade protections and regulations and export and import requirements, tariffs, tax policies, treaties or laws, local labor conditions, transportation costs, government spending patterns, geopolitical tensions and uncertainties, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure and adverse public health developments. In particular, ongoing trade tensions between the U.S. and China could impact our business and operating results. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our or our contract manufacturers’ ability to source key supply chain components included in our products. As a result of Russia’s actions in Ukraine, numerous countries and organizations have imposed sanctions and export controls, while businesses, including the Company, have limited or suspended Russian operations. Russia has likewise imposed currency restrictions and regulations and may further take retaliatory trade or other actions, including the nationalization of foreign businesses. These actions could impact our supply chain, pricing, business and operating results and expose us to cyberattacks. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, and regulations related to data privacy, data protection, and cybersecurity. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors have or could have an adverse impact on our business, operating results, financial condition and cash flows.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our operating results, financial condition and cash flows. We utilize forward and option contracts in an attempt to reduce the adverse earnings impact from the effect of exchange rate fluctuations on certain assets and liabilities. Our hedging strategies may not be successful, and currency exchange rate fluctuations could have a material adverse effect on our operating results and cash flows. In addition, our foreign currency exposure on assets, liabilities, and cash flows that we do not hedge could have a material impact on our financial results in periods when the U.S. dollar significantly fluctuates in relation to foreign currencies.

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

Our continued success depends, in part, on our ability to hire and retain qualified personnel and to advance our corporate strategy and preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products and features, we are particularly dependent on our ability to hire and retain qualified engineers and technical talent, including in emerging areas of technology such as AI and machine learning. In addition, to increase revenues, we will be required to increase the productivity of our sales force and support infrastructure to achieve adequate customer coverage. Competition for qualified employees, particularly in the technology industry, remains tight. We have periodically reduced our workforce, including reductions of approximately 9% and 2% announced in fiscal 2023 and fiscal 2024, respectively, and these actions may make it more difficult to attract and retain qualified employees. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople and key executive management, could disrupt our development efforts, sales results, business relationships and/or our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results, financial conditions and cash flows.

Many of our employees participate in our hybrid work program, and work remotely on a full- or part-time basis. While this has been generally well received by employees, it may also create other challenges that impact our ability to attract and retain qualified personnel, including, but not limited to, some employees may prefer an in person work environment, difficulty collaborating and communicating among employees, and ability to maintain consistent experience of our corporate culture and workforce morale. If we are unable to effectively manage the risks and challenges associated with hybrid work, our business operations and financial performance may be adversely affected.

A number of our employees are foreign nationals who rely on visas and entry permits in order to legally work in the U.S. and other countries. In recent years, the U.S. has increased the level of scrutiny in granting H-1B, L-1 and other business visas. Compliance with new and unexpected U.S. immigration and labor laws could also require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain and attract skilled professionals. Any of these restrictions could have a negative material adverse effect on our business, results of operations or financial conditions.

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

Our acquisitions or divestitures may not achieve expected benefits, and may increase our liabilities, disrupt our existing business and harm our operating results, financial condition and cash flows.

As part of our strategy, we seek to acquire other businesses and technologies to complement our current products and services, expand the breadth of our markets, or enhance our technical capabilities, and may seek to divest a business, product line, or division which no longer complements our current products or services. For example, we acquired a number of privately held companies in the past several years. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. Similarly, the benefits we would expect to receive from a divestiture would depend on our ability to manage separation of operations, services, product, and personnel, in addition to other risks. Any inaccuracy in our assumptions or any failure to uncover or mitigate liabilities or risks associated with an acquisition or divestiture, such as differing or inadequate cybersecurity and data privacy protection controls or contractual limitations of liability, and any failure to make an acquisition or divestiture on favorable terms, integrate or divest the subject business or assets as and when expected, or retain or separate key employees of the subject company or business may reduce or eliminate the expected benefits to us, increase our costs, disrupt our operations, result in additional liabilities, investigations and litigation, and may also harm our strategy, our business and our operating results. The failure to achieve expected acquisition or divestiture benefits may also result in impairment charges for goodwill and intangible assets.

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

We continuously seek to make our cost structure and business processes more efficient, including by moving our business activities from higher-cost to lower-cost locations, outsourcing certain business processes and functions, and implementing changes to our business information systems. These efforts may involve a significant investment of financial and human resources and significant changes to our current operating processes. For example, in fiscal 2024, we implemented, and in fiscal 2025 we will continue to implement, certain new business information systems, including implementing our new enterprise resource planning system. We may encounter difficulties in implementing these new business information systems or maintaining and upgrading existing systems and software. Such difficulties may lead to significant expenses or losses due to unexpected additional costs required to implement or maintain systems, disruption in business operations, loss of sales or profits, or disruption to our ability to timely and accurately process and report key aspects of our financial statements and, as a result, may have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We have established and publicly announced, and may continue to establish and publicly announce, initiatives and goals regarding environmental matters, diversity, and other related matters, including our commitment to reducing our greenhouse gas emissions and increasing our representation of women in our global workforce and underrepresented minorities in our US workforce, in our ESG Report, on our website, in our SEC filings and elsewhere. These statements reflect our current plans and aspirations and are not quotas or guarantees that we will be able to achieve them. These initiatives and goals could be difficult and expensive to implement, the technologies we need to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy or completeness of the disclosure of our ESG initiatives can be costly, difficult and time-consuming. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from our stakeholders, the investment community as well as enforcement authorities.

There is an increasing focus from U.S. and foreign government agencies, investors, customers, consumers, employees and other stakeholders concerning ESG matters, including sustainable products. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements, the California climate reporting rules and, to the extent applicable, the European Union's (EU) Corporate Sustainability Reporting Directive. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for tracking, measuring and reporting ESG matters that are continuing to evolve and assumptions that are subject to change. This may result in a lack of consistent or meaningful comparative data from period to period or between the Company and other companies in the same industry. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the Securities and Exchange Commission, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

We could also face scrutiny from certain stakeholders for the scope or nature of our ESG initiatives or goals, or for any revisions to these goals. If our ESG related data, processes and reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, or if we were to be subject to government enforcement actions or private litigation from stakeholders because of our ESG initiatives, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or supplier could be negatively impacted and our business, financial performance and growth could be adversely affected.

Risks Related to Our Customers and Sales

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors. A loss, cancellation or delay in purchases has negatively affected our revenues in the past, and could negatively affect our revenues in the future.

A significant portion of our net revenues depends on sales to a limited number of customers and distributors. We generally do not enter into binding purchase commitments with our customers, resellers and distributors for extended periods of time, and thus there is no guarantee we will continue to receive large, recurring orders from these customers, resellers or distributors. For example, our reseller agreements generally do not require minimum purchases, and our customers, resellers and distributors can stop purchasing and marketing our products at any time. Any deterioration in the solvency of our customers, resellers and distributors or the ability of such customers, resellers and distributors to obtain credit to finance purchases of our products could have a significant adverse effect on our results of operations and cash flow. If any of our key customers, resellers or distributors changes its pricing practices, reduces the size or frequency of its orders for our products, or stops purchasing our products altogether, our operating results, financial condition and cash flows could be materially adversely impacted. In addition, major customers may also seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow and operating results.

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

Our success depends upon our ability to effectively plan and manage our resources and to periodically restructure our business, and such actions may have an adverse effect on our business, operating results, financial condition and cash flows.

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively scale and adjust our business in response to fluctuating market opportunities and conditions.

In fiscal 2024, we reorganized our sales resources, which included changes and additions to our sales leadership team, to gain operational efficiencies and improve the alignment of our resources with customer and market opportunities. Reorganization of our sales resources, and ongoing evolution of our go-to-market model, could result in short or long-term disruption of our sales cycles, may not produce the efficiencies and benefits desired, and could harm our operating results, financial condition and cash flows.

We have and may in the future undertake initiatives that could include reorganizing our workforce, restructuring, disposing of, and/or otherwise discontinuing certain products, facility reductions or a combination of these actions which have resulted in, or may result in, restructuring charges. Rapid changes in the size, alignment or organization of our workforce, including our business unit structure, structure of our sales team, and sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Charges associated with these activities could harm our operating results. Our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business, financial condition, and results of operations could be adversely affected.

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

Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could materially harm our operating results and financial condition. As an example, the United States Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with IT vendors, including us and several of our competitors and channel partners, under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. Although the DOJ and GSA currently have no claims pending against us, we could face claims in the future. Violations of certain regulatory and contractual requirements, including with respect to cybersecurity, procurement process or affirmative action program requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our business, operating results, financial condition and cash flows.

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
•
Impacts on our supply chain from adverse public health developments;
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

Such risks have subjected us, and could in the future subject us, to supply constraints, price increases and minimum purchase requirements and our business, operating results, financial condition and cash flows could be harmed. The risks associated with our outsourced manufacturing model are particularly acute when we transition products to new facilities or manufacturers, introduce and increase volumes of new products or qualify new contract manufacturers or suppliers, at which times our ability to manage the relationships among us, our manufacturing partners and our component suppliers, becomes critical. New manufacturers, products, components or facilities create increased costs and risk that we will fail to deliver high quality products in the required volumes to our customers. Any failure of a manufacturer or component supplier to meet our quality, quantity or delivery requirements in a cost-effective manner will harm our business, including customer relationships and as a result could harm our operating results, financial condition and cash flows. Additionally, disruption to our manufacturing operations, or those of our contract manufacturers, could significantly impact our ability to supply our customers and could produce a near-term severe impact on the Company.

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

We store and transmit, and sell products and services that store and transmit, personal, sensitive and proprietary data related to our products, our employees, customers, clients and partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and internet infrastructure and bandwidth), and their respective customers, including intellectual property, books of record and personal information. It is critical to our business strategy that our infrastructure, products and services remain secure and are perceived by customers, clients and partners to be secure. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, human error and technological vulnerabilities. Material cybersecurity incidents or other security breaches could result in (1) unauthorized access to, or loss or unauthorized use, alteration, or disclosure of, such information; (2) litigation, indemnity obligations, government investigations and proceedings, regulatory fines and penalties, and other possible liabilities; (3) negative publicity; and (4) disruptions to our internal and external operations. Any of these could damage our reputation and public perception of the security and reliability of our products, as well as harm our business and cause us to incur significant liabilities. In addition, a material cybersecurity incident or loss of personal information, or other material security breach could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs and lost revenues.

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

Security industry experts and US Government officials continue to emphasize risks to our industry. Cyber attacks and security breaches continue to increase, and of particular concern are supply-chain attacks against software development and breaches of technology service providers. We anticipate that cyberattacks will continue to increase in the future given cyber warfare has become a consistent lever within geopolitical conflicts and increasingly leverages hacktivism. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches.

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

Failure to comply with new and existing laws and regulations relating to privacy, data protection, AI and information security could cause harm to our reputation, result in liability and adversely impact our business.

Our business is subject to increasing regulation by various federal, state and international governmental agencies responsible for enacting and enforcing laws and regulations relating to privacy, data protection, and information security. For example, since the effective date of the EU’s General Data Protection Regulation in 2018, the Court of Justice of the EU has issued rulings that have impacted how multinational companies must implement that law and the European Commission (EC) has published new regulatory requirements relating to cross-border data transfers applicable to multinational companies like NetApp. NetApp relies on a variety of compliance methods to transfer personal data of European Economic Area (EEA) individuals to other countries, including Binding Corporate Rules and Standard Contractual Clauses (SCCs). In June 2021, the EC imposed new SCC requirements which impose certain contract and operational requirements on NetApp and its contracting parties, including requirements related to government access transparency, enhanced data subject rights, and broader third-party assessments to ensure safeguards necessary to protect personal data transferred from NetApp or its partners to countries outside the EEA, requiring NetApp to revise customer and vendor agreements. In addition to the EU’s General Data Protection Regulation, other global governments have adopted new privacy and data protection laws implementing similarly comprehensive regulatory frameworks.

The rapidly evolving regulatory landscape in this area is likely to remain uncertain for the foreseeable future given heightened cyber-security threats, and amid the innovation and adoption of GenAI technology. For example, the Artificial Intelligence Act, recently adopted by the EU, sets forth new AI risk categorization, obligations, and prohibitions. In addition, changes in the interpretation and enforcement of existing laws and regulations could impact our business operations and those of our partners, vendors and customers. Customers, privacy advocates and industry groups also may propose new and different self-regulatory standards or standards of care that may legally or contractually apply to us, and these standards may be subject to change. These factors create uncertainty and we cannot yet determine the impact such future laws, regulations and standards, or changes to such laws, regulations, or standards, or to their interpretation or enforcement, may have on our business or the businesses of our partners, vendors and customers. In addition, changes in the interpretation of existing laws and regulations could impact our business operations and those of our partners, vendors and customers.

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

Additionally, as a technology provider, our customers expect that we can demonstrate compliance with laws and regulations relating to privacy, data protection, and information security, and our inability or perceived inability to do so may adversely impact sales of our products and services, particularly to customers in highly-regulated industries. We have invested company resources in complying with new laws, regulations, and other obligations relating to privacy, data protection, and information security, and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our revenue and our business overall. As a result of any inability to comply with such laws and regulations, our reputation and brand may be harmed, we could incur significant costs, and financial and operating results could be materially adversely affected, and we could be required to modify or change our products or our business practices, any of which could have an adverse effect on our business. Our business could be subject to stricter obligations, greater fines and private causes of action, including class actions, under the enactment of new laws and regulations relating to privacy, data protection, and information security, including but not limited to, the European Union General Data Protection Regulation, which provides for penalties of up to 20 million Euros or four percent of our annual global revenues, the California Consumer Privacy Act and the California Privacy Rights Act, and other U.S. state-based regulation.

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

Changes in regulations relating to our products or their components, or the manufacture, sourcing, distribution or use thereof, may harm our business, operating results, financial condition and cash flows.

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

Many of our products are designed to include software licensed from third parties. Such third-party software includes software licensed from commercial suppliers and software licensed under public or open source licenses. We have internal processes to manage our use of such third-party software. However, if we fail to adequately manage our use of third-party software, then we may be subject to copyright infringement or other third-party claims. If we are non-compliant with a license for commercial software, then we may be required to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open-source software licensed under certain “copyleft” licenses, the license itself may require, or a court-imposed remedy for non-compliant use of the open source software may require, that proprietary portions of our own software be publicly disclosed or licensed. Additionally, contract proposals, negotiations and software proposals are complex and frequently involve lengthy bidding and selection processes. We may not be able to negotiate extensions to our current third-party licenses when due for renewal or continue to secure such licenses under commercially reasonable terms. Each of the foregoing could result in a loss of intellectual property rights, increased costs, damage to our reputation and/or a loss of revenue.

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

As of April 26, 2024, we had $2.4 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2024, 2025, 2027 and 2030. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results, financial condition and cash flows will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. For example, the COVID-19 pandemic impeded the mobility of our personnel, inventories, equipment and products and disrupted our business operations. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, droughts, hurricanes, earthquakes, and volcanoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. As a result of climate change, we expect the frequency and impact of such natural disasters or other material disruptions to increase. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. Our headquarters is located in Northern California, an area susceptible to earthquakes and wildfires. If any significant disaster were to occur there, our ability to operate our business and our operating results, financial condition and cash flows could be adversely impacted.

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

Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project (“BEPS”) recommendation and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. As a result, many of these changes, if enacted in whole or in part, could increase our worldwide effective tax rate and harm our operating result, financial condition, and cash flows. Implementation of the BEPS inclusive framework (“Inclusive Framework”), including potential incremental taxes under a new global minimum tax framework known as Pillar Two, is effective in most jurisdictions for fiscal years beginning on or after January 1, 2024. The first fiscal year for which NetApp will be potentially subject to additional taxes under the Inclusive Framework is fiscal year 2025.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, and tests those systems pursuant to the Company’s cybersecurity policies, standards, processes and practices, which are integrated into the Company’s overall risk management system. To protect the Company’s information systems from cybersecurity threats, the Company uses various security technologies and tools that help the Company identify, escalate, investigate, manage, resolve and recover from security incidents in a timely manner. These efforts include:

•
ongoing collection of threat intelligence and environment awareness through monitoring,
•
data protection management and vulnerability monitoring through data loss prevention and exfiltration tools,
•
cybersecurity risk management processes and practices,
•
control assurance,
•
secure development of new products,
•
identity and access management,
•
incident response, auditing and monitoring, and
•
maintaining a 24x7 security operations center to allow for always available incident response.

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. In particular, the Company follows an incident escalation process that is incorporated into our incident and risk management processes. In the event we identify a cybersecurity incident, our senior management, consisting of the Chief Financial Officer, Chief Security Officer (CSO), and Chief Legal Officer, review the facts and circumstances involved in such cybersecurity incident, or series of related cybersecurity incidents.

The Company partners with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes, including third-party review of the Company’s Information Security Management System for ISO 27001 controls, assessment of the Company’s cloud products and managed services according to the American Institute of CPAs (AICPA) Service Organization Control (SOC) Audit Type II, and new product validation as part of the Company’s secure development lifecycle. The Company additionally engages third-party providers in support of endpoint detection and responses, data loss prevention efforts, and incident management efforts.

To date, the Company is not aware of cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For additional discussion of cybersecurity risks and potential related impacts on the Company, refer to the risk factors in Part I, Item 1A. “Risk Factors,” including “If a material cybersecurity or other security breach impacts our services or occurs on our systems, within our supply chain, or on our end-user customer systems, or if stored data is improperly accessed, customers may reduce or cease using our solutions, our reputation may be harmed and we may incur significant liabilities.”

Governance

Our Board of Directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. The Audit Committee of the Board of Directors oversees the Company’s risk management program, which focuses on the most significant risks the Company faces in the short-, intermediate-, and long-term timeframes. The Company’s CSO regularly updates each of the Board of Directors and the Audit Committee at least twice a year. Such updates include a review of cybersecurity risks affecting the company, related metrics, and any incidents or issues that require attention from the Board of Directors.

The CSO provides leadership, strategic direction, and oversight for NetApp's Global Security Risk and Compliance functions and security program. Global Security executives oversee management of risks and track projects progress, remediations, and any issues related to cybersecurity risks.

NetApp’s CSO, in coordination with the Chief Information Security Officer (CISO) is responsible for leading the assessment and management of cybersecurity risks. The current CSO and CISO each have over 30 years of experience in IT and information security.

The CSO and CISO stay informed on information security risks through regular meetings on key cybersecurity projects and KPIs. Updates are communicated to the Global Security Steering Committee, which provides quarterly reports to the Board of Directors and to the Audit Committee.

Item 2. Properties

We owned or leased, domestically and internationally, the following properties as of April 26, 2024.

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

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 17 – Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

	Fiscal 2024		Fiscal 2023
	High	Low	High	Low
First Quarter	$80.53	$61.54	$76.73	$61.26
Second Quarter	$80.02	$71.25	$79.09	$60.56
Third Quarter	$91.76	$70.82	$75.19	$58.08
Fourth Quarter	$112.48	$83.80	$69.75	$59.74

Holders

As of May 30, 2024 there were approximately 418 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.50 per outstanding common share in each quarter of fiscal 2024, 2023 and 2022 for an aggregate of $416 million, $432 million and $446 million, respectively. In the first quarter of fiscal 2025, the Company declared a cash dividend of $0.52 per share of common stock, payable on July 24, 2024 to shareholders of record as of the close of business on July 5, 2024.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index for the five years ended April 26, 2024. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among NetApp, Inc., the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index*

*$100 invested on April 26, 2019 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and each of the indexes.

	April 2019	April 2020	April 2021	April 2022	April 2023	April 2024
NetApp, Inc.	$100.00	$62.12	$111.64	$112.07	$99.26	$163.77
S&P 500 Index	$100.00	$98.44	$147.55	$147.87	$151.80	$188.57
S&P 500 Information Technology Index	$100.00	$114.63	$182.34	$185.80	$200.80	$281.12
S&P 1500 Technology Hardware & Equipment Index	$100.00	$114.36	$203.35	$231.39	$245.65	$260.23

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 26, 2024:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 27, 2024 - February 23, 2024	322	$87.64	370,887	$574
February 24, 2024 - March 22, 2024	323	$97.82	371,210	$542
March 23, 2024 - April 26, 2024	389	$103.09	371,599	$502
Total	1,034	$96.63

In May 2003, our Board of Directors approved a stock repurchase program. As of April 26, 2024, our Board of Directors had authorized the repurchase of up to $16.1 billion of our common stock, and on May 23, 2024, authorized an additional $1.0 billion. Since inception of the program through April 26, 2024, we repurchased a total of 372 million shares of our common stock for an aggregate purchase price of $15.6 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes set forth under Part II, Item 8. – Financial Statements and Supplementary Data. The following discussion also contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Risk Factors set forth in Part I, Item 1A. – Risk Factors are hereby incorporated into the discussion by reference.

Executive Overview

Our Company

NetApp makes data infrastructure intelligent by combining unified data storage, integrated data services, and CloudOps solutions. We create silo-free infrastructure, and harness observability and artificial intelligence to enable seamless data management across environments to help our customers achieve their business priorities. No matter the data type, workload, or environment, with NetApp customers can modernize their data infrastructure and better leverage their data to accelerate innovation, improve operations, and drive competitive advantage.

Our unified data storage delivers flexibility by enabling customers to store any data type and power any workload, simply and consistently on a single storage operating system, optimized for cloud and flash. As the only enterprise-grade storage service natively embedded in the world’s largest clouds, our data storage powers any data across AWS, Microsoft Azure, and Google Cloud. Our integrated data services enable active data management through superior data security, protection, governance, and sustainability. Our CloudOps solutions enable adaptive operations across infrastructure, applications, and teams.

Our operations are organized into two segments: Hybrid Cloud and Public Cloud.

Hybrid Cloud offers a unified data storage portfolio of storage management and infrastructure solutions that help customers modernize their data centers. With the power of on-premises, private cloud and public cloud capabilities to assist customers in modernizing applications with a single solution that supports file, block, and object storage, we deliver a data infrastructure solution for all environments and workloads. Our Hybrid Cloud portfolio supports structured and unstructured data with unified storage optimized for flash, disk, and cloud storage to handle data-intensive workloads and applications. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage and CloudOps services. As the only provider of enterprise-grade storage services natively embedded in the world’s largest public cloud providers, NetApp helps organizations harness the power of their data and applications. NetApp’s CloudOps solutions leverage AI to maximize productivity across infrastructure and applications, boost team productivity, and reduce operations costs. These solutions and services are generally available on the leading public clouds, including Amazon AWS, Microsoft Azure, and Google Cloud Platform.

Global Business Environment

Macroeconomic Conditions

Continuing economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad have resulted and may continue to result in adverse macroeconomic conditions, including inflation, rising interest rates, foreign exchange volatility, slower growth and possibly a recession. In particular, in fiscal 2024, we continued to experience a weakened demand environment, characterized by cloud optimizations and increased budget scrutiny, which resulted in smaller deal sizes, longer selling cycles, and the delay of some deals.

If these macroeconomic uncertainties persist or worsen in fiscal 2025, we may observe a further reduction in customer demand for our offerings, which could impact our operating results.

Supply Chain

Supply chain constraints, which substantially began to impact us in the first half of fiscal 2023, led to elevated product component and freight costs during fiscal 2023. Comparatively, the supply chain substantially improved during fiscal 2024, resulting in lower costs.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of key financial metrics for each of the last three fiscal years (in millions, except per share amounts and percentages):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Net revenues	$6,268	$6,362	$6,318
Gross profit	$4,433	$4,209	$4,220
Gross margin	71%	66%	67%
Income from operations	$1,214	$1,018	$1,157
Income from operations as a percentage of net revenues	19%	16%	18%
Provision (benefit) for income taxes	$277	$(208)	$158
Net income	$986	$1,274	$937
Diluted net income per share	$4.63	$5.79	$4.09
Net cash provided by operating activities	$1,685	$1,107	$1,211

	April 26, 2024	April 28, 2023
Deferred revenue and financed unearned services revenue	$4,234	$4,313

•
Net revenues: Our net revenues decreased approximately 1% in fiscal 2024 compared to fiscal 2023, due to a decrease in product revenues, partially offset by an increase in services revenues.
•
Gross margin: Our gross margin increased five percentage points in fiscal 2024 compared to fiscal 2023, due to the increase in gross margins on product revenues.
•
Income from operations as a percentage of net revenues: Our income from operations as a percentage of net revenues increased by three percentage points in fiscal 2024 compared to fiscal 2023, primarily due to a higher gross margin.
•
Provision (benefit) for income taxes: We had a provision from income taxes in fiscal 2024, compared to a benefit from income taxes in fiscal 2023, due to a discrete tax benefit of $524 million in fiscal 2023 that resulted from an intra-entity asset transfer of certain intellectual property.
•
Net income and Diluted net income per share: The decrease in both net income and diluted net income per share in fiscal 2024 compared to fiscal 2023 reflect the factors discussed above. Lower net income in fiscal 2024 compared to fiscal 2023 unfavorably impacted diluted net income per share.

Stock Repurchase Program and Dividend Activity

During fiscal 2024, we repurchased approximately 12 million shares of our common stock at an average price of $77.87 per share, for an aggregate purchase price of $900 million. We also declared aggregate cash dividends of $2.00 per share in fiscal 2024, for which we paid a total of $416 million.

Restructuring Events

During fiscal 2024, we executed two restructuring plans and recognized expenses totaling $44 million consisting primarily of employee severance-related costs and lease termination costs.

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2024, 2023 and 2022, which ended on April 26, 2024, April 28, 2023 and April 29, 2022, respectively, are all 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Consolidated Statements of Income data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2024	2023	2022
Revenues:
Product	45%	48%	52%
Services	55	52	48
Net revenues	100	100	100
Cost of revenues:
Cost of product	18	24	25
Cost of services	11	10	9
Gross profit	71	66	67
Operating expenses:
Sales and marketing	29	29	29
Research and development	16	15	14
General and administrative	5	4	4
Restructuring charges	1	2	1
Acquisition-related expense	—	—	—
Total operating expenses	51	50	48
Income from operations	19	16	18
Other income (expense), net	1	1	(1)
Income before income taxes	20	17	17
Provision (benefit) for income taxes	4	(3)	3
Net income	16%	20%	15%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Fiscal Year
	2024	2023	% Change	2022	% Change
Net revenues	$6,268	$6,362	(1)%	$6,318	1%

The decrease in net revenues for fiscal 2024 compared to fiscal 2023 was due to a decrease in product revenues partially offset by an increase in services revenues. Product revenues as a percentage of net revenues decreased by approximately three percentage points in fiscal 2024 compared to fiscal 2023, while services revenues as a percentage of net revenues increased by approximately three percentage points.

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

Sales through our indirect channels represented 76%, 78% and 77% of net revenues in fiscal 2024, 2023 and 2022, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Fiscal Year
	2024	2023	2022
Arrow Electronics, Inc.	22%	24%	24%
TD Synnex Corporation (previously presented as Tech Data Corporation)	22%	21%	21%

Product Revenues (in millions, except percentages):

	Fiscal Year
	2024	2023	% Change	2022	% Change
Product revenues	$2,849	$3,049	(7)%	$3,284	(7)%
Hardware (Non-GAAP)	1,251	1,251	—%	1,358	(8)%
Software (Non-GAAP)	1,598	1,798	(11)%	1,926	(7)%

Hybrid Cloud

Product revenues are derived through the sale of our Hybrid Cloud solutions and consist of sales of configured all-flash array systems (including All-Flash FAS A-Series and All-Flash FAS C-Series with capacity flash) and hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, StorageGrid, OEM products, NetApp HCI and add-on optional software.

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

Total product revenues decreased in fiscal 2024 compared to fiscal 2023, primarily due to lower sales of hybrid systems due to softening customer demand, partially offset by an increase in sales of C-Series all-flash array systems.

Total product revenues decreased in fiscal 2023 compared to fiscal 2022, primarily due to lower sales of A-Series all-flash array systems, as a result of softening customer demand. Product revenues were also unfavorably impacted by foreign exchange rate fluctuations. These decreases were partially offset by an increase in sales of hybrid systems.

Revenues from the hardware component of product revenues represented 44%, 41% and 41% of product revenues in fiscal 2024, 2023 and 2022, respectively. The software component of product revenues represented 56%, 59% and 59% of product revenues in fiscal 2024, 2023 and 2022, respectively. The decrease in the software component percentage of product revenues in fiscal 2024 as compared to fiscal 2023 was primarily due to the mix of systems sold. The software component percentage of product revenues remained relatively flat in fiscal 2023 as compared to fiscal 2022 despite the decrease in sales of A-Series all-flash array systems, which contain a higher proportion of software components than other Hybrid Cloud products, primarily due to the mix of other Hybrid Cloud products sold.

Services Revenues (in millions, except percentages):

	Fiscal Year
	2024	2023	% Change	2022	% Change
Services revenues	$3,419	$3,313	3%	$3,034	9%
Support	2,488	2,419	3%	2,344	3%
Professional and other services	320	319	—%	294	9%
Public cloud	611	575	6%	396	45%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in fiscal 2024 compared to fiscal 2023 as a result of a higher aggregate support contract value for our installed base.

Support revenues increased in fiscal 2023 compared to fiscal 2022, despite the unfavorable impact from foreign exchange rate fluctuations, primarily due to a higher aggregate support contract value for our installed base during fiscal 2023.

Professional and other services revenues remained relatively flat in fiscal 2024 compared to fiscal 2023. The increase in fiscal 2023 compared to fiscal 2022 was primarily due to an increase in other services revenues.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings delivered primarily as-a-service, which include cloud storage and data services, and cloud operations services.

Public Cloud revenues increased in fiscal 2024 and fiscal 2023 compared to the respective prior years primarily due to growing customer demand for NetApp's diversified cloud offerings, coupled with overall growth in the cloud market. The acquisitions of Instaclustr early in the first quarter of fiscal 2023 and CloudCheckr, Inc. (CloudCheckr) in the third quarter of fiscal 2022 also contributed to the increase in Public Cloud revenues in fiscal 2023 compared to fiscal 2022.

Revenues by Geographic Area:

	Fiscal Year
	2024	2023	2022
United States, Canada and Latin America (Americas)	51%	51%	53%
Europe, Middle East and Africa (EMEA)	34%	34%	32%
Asia Pacific (APAC)	15%	15%	15%

Percentages may not add due to rounding

Effective in fiscal 2024, management began evaluating revenues by geographic region based on the location to which products and services are delivered, rather than based on the location from which the customer relationship is managed. Prior year numbers have been recast to conform to the current year presentation.

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. Demand across geographies was relatively consistent in fiscal 2024 compared to fiscal 2023. Americas revenues were negatively impacted by adverse macroeconomic conditions which resulted in a weakened demand environment in fiscal 2023 compared to fiscal 2022, which continued into fiscal 2024.

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

Cost of Product Revenues (in millions, except percentages):

	Fiscal Year
	2024	2023	% Change	2022	% Change
Cost of product revenues	$1,137	$1,517	(25)%	$1,554	(2)%
Hybrid Cloud	1,131	1,511	(25)%	1,541	(2)%
Unallocated	6	6	—%	13	(54)%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 40%, 50% and 47% of Hybrid Cloud product revenues in fiscal 2024, 2023 and 2022, respectively. Materials costs represented 88%, 94% and 93% of cost of Hybrid Cloud product revenues in fiscal 2024, 2023 and 2022, respectively.

Materials costs decreased by approximately $418 million in fiscal 2024 compared to fiscal 2023 reflecting lower component and freight costs as a result of supply chain improvements. Materials costs were also impacted by the decrease in product revenues in fiscal 2024.

Hybrid Cloud gross margins increased by approximately ten percentage points in fiscal 2024 compared to fiscal 2023 primarily due to lower component and freight costs.

Materials costs were approximately flat in fiscal 2023 compared to fiscal 2022 reflecting the decrease in product revenues, offset by higher component and freight costs as a result of supply chain challenges.

Hybrid Cloud gross margins decreased by approximately three percentage points in fiscal 2023 compared to fiscal 2022 primarily due to higher component and freight costs and the adverse impacts of fluctuations in foreign currency exchange rates.

Unallocated

Unallocated cost of product revenues remained relatively flat in fiscal 2024 compared to fiscal 2023 while they decreased in fiscal 2023 compared to fiscal 2022 due to certain intangible assets becoming fully amortized.

Cost of Services Revenues (in millions, except percentages):

	Fiscal Year
	2024	2023	% Change	2022	% Change
Cost of services revenues	$698	$636	10%	$544	17%
Support	195	181	8%	184	(2)%
Professional and other services	243	211	15%	205	3%
Public cloud	203	184	10%	118	56%
Unallocated	57	60	(5)%	37	62%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, increased in fiscal 2024 and fiscal 2023 compared to the respective prior years reflecting the increase in Hybrid Cloud services revenues. Cost of Hybrid Cloud services revenues represented 16%, 14% and 15% of Hybrid Cloud services revenues in fiscal 2024, 2023 and 2022, respectively.

Hybrid Cloud support gross margins were similar in fiscal 2024, fiscal 2023 and fiscal 2022. Hybrid Cloud professional and other services gross margins decreased by approximately ten percentage points in fiscal 2024 compared to fiscal 2023 while they increased by approximately four percentage points in fiscal 2023 compared to fiscal 2022 primarily due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues increased in fiscal 2024 and in fiscal 2023 compared to the respective prior years, reflecting the increase in Public Cloud revenues in each period. Public Cloud gross margins decreased by one percentage point in fiscal 2024 and two percentage points in fiscal 2023 compared to the respective prior years primarily due to the mix of offerings provided.

Unallocated

Unallocated cost of services revenues decreased in fiscal 2024 compared to fiscal 2023 due to certain intangible assets becoming fully amortized during the first quarter of fiscal 2024. Unallocated cost of services revenues increased in fiscal 2023 compared to fiscal 2023 due to our acquisitions of Instaclustr early in the first quarter of fiscal 2023 and CloudCheckr in the third quarter of fiscal 2022, which resulted in higher amortization expense from acquired intangible assets.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for fiscal 2024 totaled $3,165 million, or 50% of net revenues, representing an increase of two percentage points compared to fiscal 2023.

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

Total compensation costs included in sales and marketing, research and development and general and administrative expenses increased by $115 million, or 6%, during fiscal 2024 compared to fiscal 2023, primarily due to higher incentive compensation expense reflecting higher operating performance against goals. The increase was partially offset by lower salaries expense, reflecting a decrease in average headcount of 7%.

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

Sales and Marketing (in millions, except percentages):

	Fiscal Year
	2024	2023	% Change	2022	% Change
Sales and marketing expenses	$1,828	$1,829	—%	$1,857	(2)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense. The changes in sales and marketing expenses consisted of the following (in percentage points of the total change):

	Fiscal 2024 to Fiscal 2023	Fiscal 2023 to Fiscal 2022
Compensation costs	—	2
Commissions	—	(3)
Advertising and marketing promotional expense	—	(2)
Travel and entertainment	—	1
Total change	—	(2)

All primary components of sales and marketing expenses were relatively consistent in fiscal 2024 compared to fiscal 2023.

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

Travel and entertainment expense increased in fiscal 2023 compared to fiscal 2022, as COVID-19 related travel restrictions eased.

Research and Development (in millions, except percentages):

	Fiscal Year
	2024	2023	% Change	2022	% Change
Research and development expenses	$1,029	$956	8%	$881	9%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs. Changes in research and development expenses consisted of the following (in percentage points of the total change):

	Fiscal 2024 to Fiscal 2023	Fiscal 2023 to Fiscal 2022
Compensation costs	8	8
Development projects and outside services	—	1
Total change	8	9

The increase in compensation costs for fiscal 2024 compared to fiscal 2023 was due to higher incentive compensation expense and stock-based compensation expense, partially offset by lower salaries expense, reflecting a decrease in average headcount of 5%.

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

General and Administrative (in millions, except percentages):

	Fiscal Year
	2024	2023	% Change	2022	% Change
General and administrative expenses	$308	$265	16%	$279	(5)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs. Changes in general and administrative expense consisted of the following (in percentage points of the total change):

	Fiscal 2024 to Fiscal 2023	Fiscal 2023 to Fiscal 2022
Compensation costs	14	(1)
Professional and legal fees and outside services	1	1
Facilities and IT support costs	—	(5)
Other	1	—
Total change	16	(5)

The increase in compensation costs in fiscal 2024 compared to fiscal 2023 was attributable to increases in all components of compensation costs, but primarily incentive compensation expense. The increase in professional and legal fees and outside services expense in fiscal 2024 was primarily due to higher spending on certain business transformation projects.

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

Restructuring Charges (in millions, except percentages):

	Fiscal Year
	2024	2023	% Change	2022	% Change
Restructuring charges	$44	$120	(63)%	$33	264%

In an effort to reduce our cost structure and redirect resources to our highest return activities, in fiscal 2024, 2023 and 2022, we initiated a number of business realignment plans designed to streamline our business and focus on key strategic opportunities. These plans resulted in aggregate reductions of our global workforce of approximately 2% in fiscal 2024, 9% in fiscal 2023, and 1% in fiscal 2022, and aggregate charges of $44 million, $120 million, and $33 million, respectively, consisting primarily of employee severance-related costs. Additionally, the aggregate charges for fiscal 2024 included optimization of our global office space for our hybrid work model, while the aggregate charges in fiscal 2023 and fiscal 2022 included legal and tax-related consulting fees associated with the establishment of an international headquarters in Cork, Ireland. See Note 12 – Restructuring Charges of the Notes to Consolidated Financial Statements included in Part II, Item 8 for more details regarding our restructuring plans.

Acquisition-related Expense (in millions, except percentages):

	Fiscal Year
	2024	2023	% Change	2022	% Change
Acquisition-related expense	$10	$21	(52)%	$13	62%

We incurred $10 million, $21 million and $13 million of acquisition-related expenses, primarily consisting of legal and consulting fees, in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, associated with our acquisitions and subsequent integrations.

Other Income (Expense), Net (in millions, except percentages)

The components of other income (expense), net were as follows:

	Fiscal Year
	2024	2023	% Change	2022	% Change
Interest income	$112	$69	62%	$7	886%
Interest expense	(64)	(67)	(4)%	(73)	(8)%
Other, net	1	46	NM	4	NM
Total	$49	$48	NM	$(62)	NM

NM - Not Meaningful

Interest income increased in fiscal 2024 and fiscal 2023 compared to previous years was primarily due to higher yields earned on our cash and investments.

Interest expense decreased in fiscal 2024 and fiscal 2023 compared to previous years due to the extinguishment of certain senior notes in the second quarter of fiscal 2023.

Other, net for fiscal 2023 includes $22 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. Other, net for fiscal 2023 also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of approximately $59 million. The remaining differences in Other, net for fiscal 2024 compared to fiscal 2023, and for fiscal 2023 compared to fiscal 2022, are primarily due to differences in foreign exchange gains and losses in each fiscal year.

Provision (Benefit) for Income Taxes (in millions, except percentages):

	Fiscal Year
	2024	2023	% Change	2022	% Change
Provision (benefit) for income taxes	$277	$(208)	(233)%	$158	(232)%

Our effective tax rate for fiscal 2024 was 21.9% compared to (19.5)% in fiscal 2023 and 14.4% in fiscal 2022. The differences in the effective tax rates between fiscal years were primarily due to fiscal 2023 benefits resulting from an intra-entity asset transfer of certain IP, partially offset by discrete tax expense recorded as a result of the Danish Supreme Court ruling received January 9, 2023.

During fiscal 2023, we completed an intra-entity asset transfer of certain IP to our international headquarters (the “IP Transfer”). The transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $524 million during the second quarter of fiscal 2023. Management applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset. With the assistance of third-party valuation specialists, the fair value of the IP was determined principally based on the present value of projected cash flows related to the IP which reflects management’s assumptions regarding projected revenues, earnings before interest and taxes, and a discount rate. The tax-deductible amortization related to the transferred IP rights will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely. The deferred tax asset and the tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. We expect to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset quarterly. Any Organisation for Economic Co-operation and Development’s (“OECD”) actions adopted internationally could impact our financial results in future periods. The impact of the transaction to net cash provided by or used in operating, investing and financing activities on the consolidated statements of cash flows during fiscal 2023 was not material.

During fiscal 2023, the Danish Supreme Court issued a non-appealable ruling on the distributions declared in 2005 and 2006. The Danish Supreme Court ruled the 2005 dividend was subject to at-source dividend withholding tax while the smaller 2006 distribution would not be subject to withholding tax. During fiscal 2023, we recorded $69 million of tax expense, which includes $23 million of withholding tax and $46 million of interest.

Liquidity, Capital Resources and Cash Requirements

(In millions, except percentages)	April 26, 2024	April 28, 2023
Cash, cash equivalents and short-term investments	$3,252	$3,070
Principal amount of debt	$2,400	$2,400

The following is a summary of our cash flow activities:

	Fiscal Year
(In millions)	2024	2023
Net cash provided by operating activities	$1,685	$1,107
Net cash used in investing activities	(735)	(1,390)
Net cash used in financing activities	(1,344)	(1,513)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	(1)
Net change in cash, cash equivalents and restricted cash	$(413)	$(1,797)

As of April 26, 2024, our cash, cash equivalents and short-term investments totaled $3.3 billion, reflecting an increase of $0.2 billion from April 28, 2023. The increase was primarily due to $1.7 billion of cash generated from operating activities, partially offset by $900 million used to repurchase shares of our common stock, $416 million used for the payment of dividends, and $155 million in purchases of property and equipment. Net working capital was $791 million as of April 26, 2024, a reduction of $422 million when compared to April 28, 2023, primarily due to the reclassification of $400 million principal amount of our senior notes from long-term to current liabilities.

Cash Flows from Operating Activities

During fiscal 2024, we generated cash from operating activities of $1.7 billion, reflecting net income of $1.0 billion which was increased for non-cash depreciation and amortization expense of $255 million and non-cash stock-based compensation expense of $357 million.

Significant changes in assets and liabilities during fiscal 2024 included the following:

•
Accounts payable increased by $123 million, primarily reflecting the timing of inventory purchases from, and payments to, our contract manufacturers.
•
Accrued expenses increased by $113 million, primarily due to higher employee compensation accruals as of the end of fiscal 2024 compared to fiscal 2023 related to incentive compensation and commissions plans.

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

Cash Flows from Investing Activities

During fiscal 2024, we used $580 million for the purchases of investments, net of maturities and sales, and $155 million for capital expenditures.

During fiscal 2023, we used $719 million for the purchases of investments, net of maturities and sales, paid $491 million, net of cash acquired, for a privately-held company and $239 million for capital expenditures. Additionally, we received proceeds of $59 million from the sale of one of our minority investments in fiscal 2023.

Cash Flows from Financing Activities

During fiscal 2024, cash flows used in financing activities totaled $1.3 billion and include $900 million for the repurchase of approximately 12 million shares of common stock, and $416 million for the payment of dividends.

During fiscal 2023, cash flows used in financing activities totaled $1.5 billion and include $850 million for the repurchase of approximately 13 million shares of common stock, $432 million for the payment of dividends and $250 million to redeem our Senior Notes due in December 2022.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including cash, cash equivalents and short-term investments, cash generated from operations, and our ability to access capital markets and committed credit lines will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months and thereafter for the foreseeable future. However, in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements. We cannot be certain that we will continue to generate cash flows at or above current levels or that we will be able to obtain additional financing, if necessary, on satisfactory terms, if at all. For further discussion of factors that could affect our cash flows and liquidity requirements, see Part I, Item 1A. Risk Factors.

Liquidity

Our principal sources of liquidity as of April 26, 2024 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	April 26, 2024	April 28, 2023
Cash and cash equivalents	$1,903	$2,316
Short-term investments	1,349	754
Total	$3,252	$3,070

As of April 26, 2024 and April 28, 2023, $2.1 billion and $2.2 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.2 billion and $0.9 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 26, 2024.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 26, 2024 (in millions):

Amount
3.30% Senior Notes Due September 2024	$400
1.875% Senior Notes Due June 2025	750
2.375% Senior Notes Due June 2027	550
2.70% Senior Notes Due June 2030	700
Total	$2,400

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 – Financing Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of April 26, 2024.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023 primarily to replace the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the basis for establishing the interest rate applicable to certain borrowings under the agreement, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 26, 2024, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for fiscal 2025 to be between $150 million and $200 million.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. As of April 26, 2024, outstanding payments related to the transition tax are estimated to be approximately $215 million of which $115 million and $100 million are expected to be paid during fiscal 2025 and fiscal 2026, respectively. During fiscal 2024, transition tax payments totaled $88 million. Our estimates for future transition tax payments, however, could change with further guidance or review from U.S. federal and state tax authorities or other regulatory bodies.

Dividends and Stock Repurchase Program

On May 23, 2024, we declared a cash dividend of $0.52 per share of common stock, payable on July 24, 2024 to holders of record as of the close of business on July 5, 2024.

As of April 26, 2024, our Board of Directors had authorized the repurchase of up to $16.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 26, 2024, we repurchased a total of 372 million shares of our common stock at an average price of $42.04 per share, for an aggregate purchase price of $15.6 billion. As of April 26, 2024, the remaining authorized amount for stock repurchases under this program was $0.5 billion. On May 23, 2024 our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled $0.8 billion at April 26, 2024, of which $0.6 billion is due in fiscal 2025, with the remainder due thereafter.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $67 million and $38 million of receivables during fiscal 2024 and 2023, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of April 26, 2024 and April 28, 2023, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of April 26, 2024, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 17 – Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8.

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

The summary of significant accounting policies is included in Note 1 – Description of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. The accounting policies described below reflect the significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of one of our reporting units may exceed its fair value. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2024, we performed a qualitative assessment of goodwill impairment by evaluating relevant factors to determine whether it is more likely than not that the fair value of each of our reporting units is less than their carrying values. As a result of the qualitative assessment, we determined the quantitative test was not necessary and there was no impairment of goodwill.

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

Interest Rate Risk

Fixed Income Investments — As of April 26, 2024, we had fixed income debt investments of $1.3 billion and certificates of deposit of $12 million. Our fixed income debt investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These fixed income debt investments, which consist primarily of corporate bonds and U.S. Treasury and government debt securities, and our certificates of deposit are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 26, 2024 would have resulted in a decrease in the fair value of our fixed-income securities of approximately $4 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We further mitigate concentrations of credit risk in our investments by limiting our investments in the debt securities of a single issuer and by diversifying risk across geographies and type of issuer. We actively review, along with our investment advisors, current investment ratings, company-specific events and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value. We monitor and evaluate our investment portfolio on a quarterly basis for any impairments.

Debt — As of April 26, 2024 we have outstanding $2.4 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 26, 2024, no amounts were outstanding under the credit facility.

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

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign currency exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of 12 months or less. See Note 11 – Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements included in Part II, Item 8 for more information regarding our derivatives and hedging activities.

Item 8. Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

	April 26, 2024	April 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,903	$2,316
Short-term investments	1,349	754
Accounts receivable	1,007	987
Inventories	186	167
Other current assets	452	456
Total current assets	4,897	4,680
Property and equipment, net	604	650
Goodwill	2,759	2,759
Purchased intangible assets, net	124	181
Other non-current assets	1,503	1,548
Total assets	$9,887	$9,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$517	$392
Accrued expenses	1,013	857
Current portion of long-term debt	400	—
Short-term deferred revenue and financed unearned services revenue	2,176	2,218
Total current liabilities	4,106	3,467
Long-term debt	1,992	2,389
Other long-term liabilities	585	708
Long-term deferred revenue and financed unearned services revenue	2,058	2,095
Total liabilities	8,741	8,659

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 5 shares authorized; no shares issued or outstanding as of April 26, 2024 or April 28, 2023	—	—
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 206 and 212 shares issued and outstanding as of April 26, 2024 and April 28, 2023, respectively	997	945
Retained earnings	208	265
Accumulated other comprehensive loss	(59)	(51)
Total stockholders' equity	1,146	1,159
Total liabilities and stockholders' equity	$9,887	$9,818

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Revenues:
Product	$2,849	$3,049	$3,284
Services	3,419	3,313	3,034
Net revenues	6,268	6,362	6,318
Cost of revenues:
Cost of product	1,137	1,517	1,554
Cost of services	698	636	544
Total cost of revenues	1,835	2,153	2,098
Gross profit	4,433	4,209	4,220
Operating expenses:
Sales and marketing	1,828	1,829	1,857
Research and development	1,029	956	881
General and administrative	308	265	279
Restructuring charges	44	120	33
Acquisition-related expense	10	21	13
Total operating expenses	3,219	3,191	3,063
Income from operations	1,214	1,018	1,157
Other income (expense), net	49	48	(62)
Income before income taxes	1,263	1,066	1,095
Provision (benefit) for income taxes	277	(208)	158
Net income	$986	$1,274	$937
Net income per share:
Basic	$4.74	$5.87	$4.20
Diluted	$4.63	$5.79	$4.09
Shares used in net income per share calculations:
Basic	208	217	223
Diluted	213	220	229

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Net income	$986	$1,274	$937
Other comprehensive loss:
Foreign currency translation adjustments	(5)	(4)	(17)
Defined benefit obligations:
Defined benefit obligation adjustments	(4)	(2)	3
Unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	—	—	(1)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	2	(6)	8
Reclassification adjustments for (gains) losses included in net income	(1)	5	(7)
Other comprehensive loss	(8)	(7)	(14)
Comprehensive income	$978	$1,267	$923

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Cash flows from operating activities:
Net income	$986	$1,274	$937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255	248	194
Non-cash operating lease cost	45	52	55
Stock-based compensation	357	312	245
Deferred income taxes	53	(606)	(144)
Other items, net	(13)	(67)	(54)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(33)	260	(313)
Inventories	(18)	37	(90)
Other operating assets	(62)	(63)	(21)
Accounts payable	123	(207)	181
Accrued expenses	113	(103)	(111)
Deferred revenue and financed unearned services revenue	(14)	46	384
Long-term taxes payable	(106)	(76)	(45)
Other operating liabilities	(1)	—	(7)
Net cash provided by operating activities	1,685	1,107	1,211
Cash flows from investing activities:
Purchases of investments	(2,635)	(1,269)	(18)
Maturities, sales and collections of investments	2,055	550	63
Purchases of property and equipment	(155)	(239)	(226)
Acquisitions of businesses, net of cash acquired	—	(491)	(380)
Other investing activities, net	—	59	—
Net cash used in investing activities	(735)	(1,390)	(561)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	100	108	105
Payments for taxes related to net share settlement of stock awards	(127)	(84)	(74)
Repurchase of common stock	(900)	(850)	(600)
Repayments and extinguishment of debt	—	(250)	—
Dividends paid	(416)	(432)	(446)
Other financing activities, net	(1)	(5)	(2)
Net cash used in financing activities	(1,344)	(1,513)	(1,017)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	(1)	(49)
Net change in cash, cash equivalents and restricted cash	(413)	(1,797)	(416)
Cash, cash equivalents and restricted cash:
Beginning of period	2,322	4,119	4,535
End of period	$1,909	$2,322	$4,119

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 30, 2021	222	$504	$211	$(30)	$685
Net income	—	—	937	—	937
Other comprehensive loss	—	—	—	(14)	(14)
Issuance of common stock under employee stock award plans, net of taxes	5	31	—	—	31
Repurchase of common stock	(7)	(20)	(580)	—	(600)
Stock-based compensation	—	245	—	—	245
Cash dividends declared ($2.00 per common share)	—	—	(446)	—	(446)
Balances, April 29, 2022	220	760	122	(44)	838
Net income	—	—	1,274	—	1,274
Other comprehensive loss	—	—	—	(7)	(7)
Issuance of common stock under employee stock award plans, net of taxes	5	24	—	—	24
Repurchase of common stock	(13)	(45)	(805)	—	(850)
Stock-based compensation	—	312	—	—	312
Cash dividends declared ($2.00 per common share)	—	(106)	(326)	—	(432)
Balances, April 28, 2023	212	945	265	(51)	1,159
Net income	—	—	986	—	986
Other comprehensive loss	—	—	—	(8)	(8)
Issuance of common stock under employee stock award plans, net of taxes	6	(27)	—	—	(27)
Repurchase of common stock	(12)	(102)	(798)	—	(900)
Excise tax on net stock repurchases	—	(5)	—	—	(5)
Stock-based compensation	—	353	—	—	353
Modification of liability-classified awards	—	4	—	—	4
Cash dividends declared ($2.00 per common share)	—	(171)	(245)	—	(416)
Balances, April 26, 2024	206	$997	$208	$(59)	$1,146

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

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2024, 2023 and 2022, which ended on April 26, 2024, April 28, 2023 and April 29, 2022, respectively, are all 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months and periods of those fiscal years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, the anticipated effects of which have been incorporated, as applicable, into management’s estimates as of and for the year ended April 26, 2024.

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

Impairments on Investments — All of our available-for-sale investments are subject to periodic impairment review. When the fair value of a debt security is less than its amortized cost, we assess what amount of the difference, if any, is caused by expected credit losses. The amount of the difference representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) is recognized in earnings, and the amount relating to all other factors is recognized in other comprehensive income (OCI). If we intend to sell the security, or if it is more likely than not we will be required to sell the security before recovery of the amortized cost basis, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings.

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

Internal-Use Software Development Costs — We capitalize qualifying costs, which are incurred during the application development stage, for computer software developed or obtained for internal-use to property and equipment, net and amortize them over the software’s estimated useful life.

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

Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on discrete forecast periods as well as terminal value determinations, and are derived based on forecasted revenue growth rates and operating margins. These cash flow projections are discounted to arrive at the fair value of each reporting unit. The discount rate used is based on the weighted-average cost of capital of comparable public companies adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit. An impairment exists if the fair value of a reporting unit is lower than its carrying amount. The impairment loss is measured based on the amount by which the carrying amount of the reporting unit exceeds its fair value, with the recognized loss not to exceed the total amount of allocated goodwill. We did not recognize any impairment charges on our goodwill in any of the periods presented.

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

Benefit Plans — We record actuarial gains and losses associated with defined benefit plans within AOCI and amortize net gains or losses in excess of 10 percent of the greater of the market value of plan assets as of the beginning of the fiscal year or the plans' projected benefit obligation on a straight-line basis over the remaining estimated service life of plan participants. The measurement date for all defined benefit plans is our fiscal year end.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. We are currently evaluating the effect of this pronouncement on our disclosures.

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

The acquired net assets and assumed debt of Instaclustr were recorded at their estimated values. We determined the estimated values with the assistance of valuations and appraisals performed by third party specialists and estimates made by management. We expect to realize revenue synergies and anticipate opportunities for growth through the ability to leverage additional future products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated value of its identifiable net assets acquired, and as a result, we have recorded goodwill in connection with the acquisition. The goodwill is not deductible for income tax purposes.

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

5. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 29, 2022	$2,346
Additions	413
Balance as of April 28, 2023	2,759
Additions	—
Balance as of April 26, 2024	$2,759

Goodwill by reportable segment as of April 26, 2024 is as follows (in millions):

Amount
Hybrid Cloud	$1,714
Public Cloud	1,045
Total goodwill	$2,759

Purchased intangible assets, net are summarized below (in millions):

	April 26, 2024			April 28, 2023
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$179	$(108)	$71	$212	$(107)	$105
Customer contracts/relationships	114	(62)	52	118	(44)	74
Other purchased intangibles	6	(5)	1	6	(4)	2
Total purchased intangible assets	$299	$(175)	$124	$336	$(155)	$181

During fiscal 2024, we retired approximately $37 million of fully amortized intangible assets. Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statements of
	April 26, 2024	April 28, 2023	April 29, 2022	Income Classifications
Developed technology	$34	$42	$33	Cost of revenues
Customer contracts/relationships	22	24	11	Operating expenses
Other purchased intangibles	1	2	2	Operating expenses
Total	$57	$68	$46

As of April 26, 2024, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2025	$55
2026	39
2027	29
2028	1
Total	$124

6. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our consolidated statements of cash flows:

	April 26, 2024	April 28, 2023
Cash and cash equivalents	$1,903	$2,316
Restricted cash	6	6
Cash, cash equivalents and restricted cash	$1,909	$2,322

Inventories (in millions):

	April 26, 2024	April 28, 2023
Purchased components	$116	$65
Finished goods	70	102
Inventories	$186	$167

Property and equipment, net (in millions):

	April 26, 2024	April 28, 2023
Land	$46	$46
Buildings and improvements	367	359
Leasehold improvements	81	91
Computer, production, engineering and other equipment	1,101	1,053
Computer software	340	325
Furniture and fixtures	77	84
Construction-in-progress	70	55
	2,082	2,013
Accumulated depreciation and amortization	(1,478)	(1,363)
Property and equipment, net	$604	$650

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Depreciation and amortization expense	$198	$181	$148

Other non-current assets (in millions):

	April 26, 2024	April 28, 2023
Deferred tax assets	$896	$948
Operating lease ROU assets	247	281
Other assets	360	319
Other non-current assets	$1,503	$1,548

Other non-current assets as of April 26, 2024 and April 28, 2023 include $85 million and $80 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

Accrued expenses (in millions):

	April 26, 2024	April 28, 2023
Accrued compensation and benefits	$538	$363
Product warranty liabilities	18	17
Operating lease liabilities	40	47
Other current liabilities	417	430
Accrued expenses	$1,013	$857

Other long-term liabilities (in millions):

	April 26, 2024	April 28, 2023
Liability for uncertain tax positions	$153	$144
Income taxes payable	100	215
Product warranty liabilities	9	8
Operating lease liabilities	220	248
Other liabilities	103	93
Other long-term liabilities	$585	$708

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services revenue balance as reported in our consolidated balance sheets (in millions):

	April 26, 2024	April 28, 2023
Deferred product revenue	$59	$18
Deferred services revenue	4,123	4,247
Financed unearned services revenue	52	48
Total	$4,234	$4,313

Reported as:
Short-term	$2,176	$2,218
Long-term	2,058	2,095
Total	$4,234	$4,313

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

During the years ended April 26, 2024 and April 28, 2023, we recognized revenue of $2,218 million and $2,171 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

As of April 26, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied approximated our deferred revenue and unearned services revenue balance. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 51% of our deferred revenue and financed unearned services revenue balance in the next 12 months, approximately 24% in the next 13 to 24 months, and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our consolidated balance sheets (in millions):

	April 26, 2024	April 28, 2023
Other current assets	$69	$64
Other non-current assets	100	99
Total deferred commissions	$169	$163

During the years ended April 26, 2024 and April 28, 2023, we recognized amortization expense from deferred commissions of $101 million and $116 million, respectively, and there were no impairment charges recognized.

Other income (expense), net (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Interest income	$112	$69	$7
Interest expense	(64)	(67)	(73)
Other, net	1	46	4
Other income (expense), net	$49	$48	$(62)

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

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 9 – Leases. Non-cash investing and financing activities and other supplemental cash flow information are presented below:

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Non-cash Investing and Financing Activities:
Capital expenditures incurred but not paid	$16	$12	$22
Liabilities incurred to former owners of acquired business	$—	$—	$5
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$357	$386	$398
Interest paid	$59	$65	$67

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

Investments

The following is a summary of our investments at their cost or amortized cost as of April 26, 2024 and April 28, 2023 (in millions):

	April 26, 2024	April 28, 2023
U.S. Treasury and government debt securities	$1,349	$754
Money market funds	1,161	794
Certificates of deposit	12	59
Mutual funds	38	36
Total debt and equity securities	$2,560	$1,643

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of April 26, 2024, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 26, 2024
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$730	$730	$—
Money market funds	1,161	1,161	—
Certificates of deposit	12	—	12
Total cash and cash equivalents	1,903	1,891	12
Short-term investments:
U.S. Treasury and government debt securities	1,349	1,349	—
Total short-term investments	1,349	1,349	—
Total cash, cash equivalents and short-term investments	$3,252	$3,240	$12
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$32	$32	$—
Foreign currency exchange contracts assets (1)	$1	$—	$1
Foreign currency exchange contracts liabilities (3)	$(13)	$—	$(13)

	April 28, 2023
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$1,463	$1,463	$—
Money market funds	794	794	—
Certificates of deposit	59	—	59
Total cash and cash equivalents	2,316	2,257	59
Short-term investments:
U.S. Treasury and government debt securities	754	754	—
Total short-term investments	754	754	—
Total cash, cash equivalents and short-term investments	$3,070	$3,011	$59
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$29	$29	$—
Foreign currency exchange contracts assets (1)	$13	$—	$13
Foreign currency exchange contracts liabilities (3)	$(4)	$—	$(4)

(1)
Reported as other current assets in the consolidated balance sheets
(2)
Reported as other non-current assets in the consolidated balance sheets
(3)
Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of April 26, 2024 and April 28, 2023, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of April 26, 2024 and April 28, 2023, the fair value of our long-term debt was approximately $2,209 million and $2,206 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	April 26, 2024	April 28, 2023
3.30% Senior Notes Due September 2024	3.42%	$400	$400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,400	2,400
Unamortized discount and issuance costs		(8)	(11)
Total senior notes		2,392	2,389
Less: Current portion of long-term debt		(400)	—
Total long-term debt		$1,992	$2,389

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 26, 2024, we were in compliance with all covenants associated with the Senior Notes.

As of April 26, 2024, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2025	$400
2026	750
2027	—
2028	550
Thereafter	700
Total	$2,400

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of April 26, 2024 or April 28, 2023.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023 primarily to replace the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the basis for establishing the interest rate applicable to certain borrowings under the agreement, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 26, 2024, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

9. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of April 26, 2024, have remaining lease terms not exceeding 18 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of April 26, 2024, have remaining lease terms not exceeding 4 years. As of April 26, 2024, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Year Ended
	April 26, 2024	April 28, 2023
Operating lease cost	$53	$61
Variable lease cost	15	16
Total lease cost	$68	$77

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Year Ended
	April 26, 2024	April 28, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$50	$55
Right-of-use assets obtained in exchange for new operating lease obligations	$17	$38

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	April 26, 2024	April 28, 2023
Other non-current assets	$247	$281
Total operating lease ROU assets	$247	$281

Accrued expenses	$40	$47
Other long-term liabilities	220	248
Total operating lease liabilities	$260	$295

Weighted Average Remaining Lease Term	9.2 years	9.4 years

Weighted Average Discount Rate	3.1%	3.0%

Future minimum operating lease payments as of April 26, 2024 are as follows (in millions):

Fiscal Year	Amount
2025	$45
2026	40
2027	34
2028	29
2029	27
Thereafter	127
Total lease payments	302
Less: Interest	(42)
Total	$260

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

During fiscal 2024, the shares reserved for issuance under the Plan were increased by 13 million shares of common stock. As of April 26, 2024, 10 million shares were available for grant under the 2021 Plan.

Stock Options

Less than 1 million stock options were outstanding as of April 26, 2024 and April 28, 2023.

Additional information related to our stock options is summarized below (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Intrinsic value of exercises	$9	$7	$14
Proceeds received from exercises	$2	$1	$1
Fair value of options vested	$2	$4	$5

Restricted Stock Units

In the first quarter of fiscal 2024, due to an insufficient number of remaining shares available for issuance under the 2021 Plan, most of the awards granted in that period were subject to cash settlement upon vesting, and accounted for as liability awards. However, in the second quarter of fiscal 2024, stockholders approved an increase in the number of shares available for issuance under the 2021 Plan, and these awards, by their terms, automatically became share-settled, equity-classified awards. The modification resulted in the elimination of the $4 million liability related to these awards, with a corresponding increase to additional paid-in capital, as presented on the Statements of Stockholders' Equity for the twelve months ended April 26, 2024.

In fiscal 2024, 2023 and 2022, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of a three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the third fiscal year, following the grant date. The number of shares that will be used to calculate the settlement amount for all of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in fiscal 2024 and 2023, and for most of the PBRSUs granted in fiscal 2022, the number of shares used to calculate the settlement amount will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. For the remaining half of the PBRSUs granted in the fiscal 2024 and 2023, the number of shares used to calculate the settlement amount will depend upon the Company's billings result average over the three-year performance period. The billings result average is computed based on achievement against annual billings targets, with each target set at the beginning of the respective fiscal year, during the three-year performance period. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's Consolidated Statements of Income to the amount reported as the change in deferred revenue and financed unearned services revenue on the Consolidated Statements of Cash Flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The aggregate grant date fair value of all PBRSUs granted in fiscal 2024, 2023 and 2022 was $39 million, $28 million and $59 million, respectively, and these amounts are being recognized to compensation expense over the remaining performance/service periods.

As of April 26, 2024, April 28, 2023 and April 29, 2022, there were approximately 1 million PBRSUs outstanding.

The following table summarizes information related to RSUs, including PBRSUs (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 30, 2021	9	$47.75
Granted	5	$80.40
Vested	(3)	$48.91
Forfeited	(1)	$57.46
Outstanding as of April 29, 2022	10	$64.09
Granted	8	$59.87
Vested	(4)	$62.85
Forfeited	(2)	$61.99
Outstanding as of April 28, 2023	12	$62.08
Granted	5	$76.46
Vested	(5)	$59.32
Forfeited	(1)	$65.17
Outstanding as of April 26, 2024	11	$68.87

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Shares withheld for taxes	2	1	1
Fair value of shares withheld	$128	$84	$74

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 13, 2023, the ESPP was amended to increase the shares reserved for issuance by 3 million shares of common stock. As of April 26, 2024, 4 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Shares issued under the ESPP	2	2	3
Proceeds from issuance of shares	$99	$107	$104

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of income as follows (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Cost of product revenues	$6	$5	$4
Cost of hardware support and other services revenues	23	19	13
Sales and marketing	143	135	115
Research and development	132	111	75
General and administrative	53	42	38
Total stock-based compensation expense	$357	$312	$245

As of April 26, 2024, total unrecognized compensation expense related to our equity awards was $578 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.0 years.

Valuation Assumptions

The valuation of RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
RSUs:
Risk-free interest rate	4.9%	3.1%	0.5%
Expected dividend yield	2.6%	2.9%	2.4%
Weighted-average fair value per share granted	$76.46	$59.87	$80.40

ESPP:
Expected term in years	1.2	1.2	1.2
Risk-free interest rate	4.9%	3.9%	0.2%
Expected volatility	30%	36%	37%
Expected dividend yield	2.8%	2.9%	2.4%
Weighted-average fair value per right granted	$17.37	$21.28	$24.75

Stock Repurchase Program

As of April 26, 2024, our Board of Directors has authorized the repurchase of up to $16.1 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes activity related to the stock repurchase program for our fiscal years of 2024, 2023 and 2022 (in millions, except for per share amounts):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Number of shares repurchased	12	13	7
Average price per share	$77.87	$66.42	$84.49
Stock repurchases allocated to additional paid-in capital	$102	$45	$20
Stock repurchases allocated to retained earnings	$798	$805	$580
Remaining authorization at end of period	$502	$402	$1,252

Since the May 13, 2003 inception of our stock repurchase program through April 26, 2024, we repurchased a total of 372 million shares of our common stock at an average price of $42.04 per share, for an aggregate purchase price of $15.6 billion. On May 23, 2024 our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock.

Preferred Stock

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our fiscal 2024, 2023 and 2022 activities related to dividends on our common stock (in millions, except per share amounts).

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Dividends per share declared	$2.00	$2.00	$2.00
Dividend payments allocated to additional paid-in capital	$171	$106	$—
Dividend payments allocated to retained earnings	$245	$326	$446

On May 23, 2024, we declared a cash dividend of $0.52 per share of common stock, payable on July 24, 2024 to shareholders of record as of the close of business on July 5, 2024. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of April 30, 2021	$(27)	$(4)	$1	$—	$(30)
OCI before reclassifications, net of tax	(17)	3	(1)	8	(7)
Amounts reclassified from AOCI, net of tax	—	—	—	(7)	(7)
Total OCI	(17)	3	(1)	1	(14)
Balance as of April 29, 2022	(44)	(1)	—	1	(44)
OCI before reclassifications, net of tax	(4)	(2)	—	(6)	(12)
Amounts reclassified from AOCI, net of tax	—	—	—	5	5
Total OCI	(4)	(2)	—	(1)	(7)
Balance as of April 28, 2023	(48)	(3)	—	—	(51)
OCI before reclassifications, net of tax	(5)	(4)	—	2	(7)
Amounts reclassified from AOCI, net of tax	—	—	—	(1)	(1)
Total OCI	(5)	(4)	—	1	(8)
Balance as of April 26, 2024	$(53)	$(7)	$—	$1	$(59)

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended			Statements of Income
	April 26, 2024	April 28, 2023	April 29, 2022	Classification
Realized (gains) losses on cash flow hedges	$(1)	$5	$(7)	Net revenues
Total reclassifications	$(1)	$5	$(7)
11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 26, 2024 or April 28, 2023. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 26, 2024	April 28, 2023
Cash Flow Hedges
Forward contracts purchased	$71	$95
Balance Sheet Contracts
Forward contracts sold	$881	$965
Forward contracts purchased	$11	$96

The effect of cash flow hedges recognized in net revenues is presented in the consolidated statements of comprehensive income and Note 10 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income (expense), net on our consolidated statements of income was as follows (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$(59)	$4	$(91)

12. Restructuring Charges

In each of the first and third quarters of fiscal 2024, management approved a restructuring plan to redirect resources to highest return activities and reduce costs. Each plan included a global workforce reduction of approximately 1% for which restructuring charges, comprised of employee severance related expenses, were recorded during the first nine months of fiscal 2024. The plan initiated during the first quarter also included optimization of our global office space for our hybrid work model. In connection with that plan, we terminated certain real estate leases in various countries during the first nine months of fiscal 2024, resulting in restructuring charges primarily comprised of lease termination charges. The activities under these plans were substantially complete by the end of fiscal 2024.

In fiscal 2023, we executed, or continued to execute, restructuring plans to redirect resources to highest return activities, reduce costs and establish our international headquarters in Cork, Ireland. These plans collectively reduced our global workforce by approximately 9%, and resulted in restructuring charges comprised primarily of employee severance-related costs and legal and tax-related professional fees. Activities under these plans were substantially complete by the end of fiscal 2023.

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

Activities related to our restructuring plans are summarized as follows (in millions):

Total
Balance as of April 30, 2021	$1
Net charges	33
Cash payments	(31)
Balance as of April 29, 2022	3
Net charges	120
Cash payments	(87)
Balance as of April 28, 2023	36
Net charges	44
Cash payments	(70)
Balance as of April 26, 2024	$10

Liabilities for our restructuring activities are included in accrued expenses in our consolidated balance sheets.

13. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Domestic	$472	$420	$546
Foreign	791	646	549
Total	$1,263	$1,066	$1,095

The provision (benefit) for income taxes consists of the following (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Current:
Federal	$89	$209	$187
State	25	39	55
Foreign	110	150	60
Total current	224	398	302
Deferred:
Federal	24	(44)	(125)
State	6	(3)	(27)
Foreign	23	(559)	8
Total deferred	53	(606)	(144)
Provision (benefit) for income taxes	$277	$(208)	$158

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

In September 2010, the Danish Tax Authorities issued a decision concluding that distributions declared in 2005 and 2006 by our Danish subsidiary were subject to Danish at-source dividend withholding tax. We did not believe that our Danish subsidiary was liable for such withholding tax and filed an appeal with the Danish Tax Tribunal, which issued a ruling in favor of NetApp in December 2011. However, following escalations within the Danish judicial system over the course of numerous years, on January 9, 2023, the Danish Supreme Court ruled the 2005 dividend was subject to withholding tax while the smaller 2006 distribution would not be subject to withholding tax. The Danish Supreme Court ruling on the distributions declared in 2005 and 2006 is non-appealable. During fiscal 2023, we recorded $69 million of discrete tax expense, which includes $23 million of withholding tax and $46 million of interest.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Tax computed at federal statutory rate	$265	$224	$230
State income taxes, net of federal benefit	22	24	15
Foreign earnings in lower tax jurisdictions	(40)	(43)	(46)
Stock-based compensation	12	25	(8)
Research and development credits	(22)	(24)	(18)
Benefit for foreign derived intangible income	—	—	(49)
Global minimum tax on intangible income	46	61	1
Transition tax and related reserves	—	—	1
Tax charges (benefits) from integration of acquired companies	4	(27)	23
Tax benefit due to IP Transfer	—	(524)	—
Resolution of income tax matters (1)	(4)	71	(3)
Other	(6)	5	12
Provision (benefit) for income taxes	$277	$(208)	$158

(1)
During fiscal 2024, we recognized a tax benefit related to the lapse of statute of limitations for certain issues in our fiscal 2020 U.S. tax returns. During fiscal 2023, we recognized tax expense related to a Danish Supreme Court decision related to withholding tax on a 2005 distribution as well as tax expense related to the currently in progress IRS audit of our fiscal 2018 and 2019 U.S. tax returns. During fiscal 2022, we recognized a tax benefit related to the lapse of statute of limitations for certain issues in our fiscal 2012 and 2013 state income tax returns.

The components of our deferred tax assets and liabilities are as follows (in millions):

	April 26, 2024	April 28, 2023
Deferred tax assets:
Reserves and accruals	$126	$189
Net operating loss and credit carryforwards	129	124
Stock-based compensation	25	23
Deferred revenue and financed unearned services revenue	252	264
Acquired intangibles	499	523
Capitalized research and development (1)	141	111
Other	12	10
Gross deferred tax assets	1,184	1,244
Valuation allowance	(121)	(113)
Deferred tax assets, net of valuation allowance	1,063	1,131
Deferred tax liabilities:
Prepaids and accruals	90	94
Acquired intangibles	68	66
Property and equipment	36	50
Other	3	2
Total deferred tax liabilities	197	212
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$866	$919

(1)
As required under the Tax Cuts and Jobs Act of 2017, research and development expenditures are capitalized and amortized beginning in our fiscal 2023.

The valuation allowance increased by $8 million in fiscal 2024. The increase is mainly attributable to corresponding changes in deferred tax assets, primarily certain state tax credit carryforwards.

As of April 26, 2024, we have federal net operating loss carryforwards of approximately $10 million. In addition, we have gross state net operating loss and tax credit carryforwards of $9 million and $143 million, respectively. The majority of the state credit carryforwards are California research credits which are offset by a valuation allowance as we believe it is more likely than not that these credits will not be utilized. We also have $1 million of foreign net operating losses and $31 million of foreign tax credit carryforwards of which the majority were generated by our Dutch subsidiary and are fully offset by a valuation allowance. Certain acquired net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The state and foreign net operating loss carryforwards and credits will expire in various years from fiscal 2025 through 2042. The federal net operating loss carryforwards, the California research credit, and the Dutch foreign tax credit carryforwards do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Balance at beginning of period	$222	$220	$221
Additions based on tax positions related to the current year	7	9	11
Additions for tax positions of prior years	—	1	—
Decreases for tax positions of prior years	(2)	(5)	(2)
Settlements	(7)	(3)	(10)
Balance at end of period	$220	$222	$220

As of April 26, 2024, we had $220 million of gross unrecognized tax benefits, of which $153 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $154 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We recognized expense for increases to accrued interest and penalties related to unrecognized tax benefits in the income tax provision of approximately $11 million, $7 million and $4 million, respectively, in fiscal 2024, fiscal 2023 and fiscal 2022. Accrued interest and penalties of $33 million and $22 million were recorded in the consolidated balance sheets as of April 26, 2024 and April 28, 2023, respectively.

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

Any OECD actions adopted internationally could impact our financial results in future periods.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 26, 2024

2018 — 2024	United States — federal income tax
2018 — 2024	United States — state and local income tax
2020 — 2024	Australia
2018 — 2024	Germany
2007 — 2024	India
2018 — 2024	The Netherlands
2017 — 2024	Canada
2020 — 2024	Japan
2014 — 2024	Hong Kong
2022 — 2024	United Kingdom
2021 — 2024	France
2022 — 2024	Ireland

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

As of April 26, 2024, we continue to record a deferred tax liability related to state taxes on unremitted earnings of certain foreign entities. We estimate the unrecognized deferred tax liability related to the earnings we expect to be indefinitely reinvested to be immaterial. We will continue to monitor our plans to indefinitely reinvest undistributed earnings of foreign subsidiaries and will assess the related unrecognized deferred tax liability considering our ongoing projected global cash requirements, tax consequences associated with repatriation and any U.S. or foreign government programs designed to influence remittances.

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Numerator:
Net income	$986	$1,274	$937
Denominator:
Shares used in basic computation	208	217	223
Dilutive impact of employee equity award plans	5	3	6
Shares used in diluted computation	213	220	229
Net Income per Share:
Basic	$4.74	$5.87	$4.20
Diluted	$4.63	$5.79	$4.09

Two million and six million shares from outstanding employee equity awards were excluded from the diluted net income per share calculations for fiscal 2024 and fiscal 2023, respectively, as their inclusion would have been anti-dilutive. No potential shares from outstanding employee equity awards were excluded from the diluted net income per share calculation for fiscal 2022.

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

Hybrid Cloud offers a unified data storage portfolio of storage management and infrastructure solutions that help customers modernize their data centers. This portfolio supports structured and unstructured data with unified storage optimized for flash, disk, and cloud storage to handle data-intensive workloads and applications. Hybrid Cloud is composed of software, hardware, and related support, as well as professional and other services.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage and CloudOps services. Public Cloud includes certain reseller arrangements in which the timing of our consideration follows the end user consumption of the reseller services.

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Year Ended April 26, 2024
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,849	$—	$2,849
Support revenues	2,488	—	2,488
Professional and other services revenues	320	—	320
Public cloud revenues	—	611	611
Net revenues	5,657	611	6,268
Cost of product revenues	1,131	—	1,131
Cost of support revenues	195	—	195
Cost of professional and other services revenues	243	—	243
Cost of public cloud revenues	—	203	203
Segment cost of revenues	1,569	203	1,772
Segment gross profit	$4,088	$408	$4,496
Segment gross margin	72.3%	66.8%	71.7%
Unallocated cost of revenues[1]			63
Total gross profit			$4,433
Total gross margin			70.7%
[1] Unallocated cost of revenues are composed of $29 million of stock-based compensation expense and $34 million of amortization of intangible assets.

	Year Ended April 28, 2023
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$3,049	$—	$3,049
Support revenues	2,419	—	2,419
Professional and other services revenues	319	—	319
Public cloud revenues	—	575	575
Net revenues	5,787	575	6,362
Cost of product revenues	1,511	—	1,511
Cost of support revenues	181	—	181
Cost of professional and other services revenues	211	—	211
Cost of public cloud revenues	—	184	184
Segment cost of revenues	1,903	184	2,087
Segment gross profit	$3,884	$391	$4,275
Segment gross margin	67.1%	68.0%	67.2%
Unallocated cost of revenues[1]			66
Total gross profit			$4,209
Total gross margin			66.2%
[1] Unallocated cost of revenues are composed of $24 million of stock-based compensation expense and $42 million of amortization of intangible assets.

	Year Ended April 29, 2022
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$3,284	$—	$3,284
Support revenues	2,344	—	2,344
Professional and other services revenues	294	—	294
Public cloud revenues	—	396	396
Net revenues	5,922	396	6,318
Cost of product revenues	1,541	—	1,541
Cost of support revenues	184	—	184
Cost of professional and other services revenues	205	—	205
Cost of public cloud revenues	—	118	118
Segment cost of revenues	1,930	118	2,048
Segment gross profit	$3,992	$278	$4,270
Segment gross margin	67.4%	70.2%	67.6%
Unallocated cost of revenues[1]			50
Total gross profit			$4,220
Total gross margin			66.8%
[1] Unallocated cost of revenues are composed of $17 million of stock-based compensation expense and $33 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
United States, Canada and Latin America (Americas)	$3,193	$3,237	$3,343
Europe, Middle East and Africa (EMEA)	2,104	2,148	2,003
Asia Pacific (APAC)	971	977	972
Net revenues	$6,268	$6,362	$6,318

Effective in the first quarter of fiscal 2024, management began evaluating revenues by geographic region based on the location to which products and services are delivered, rather than based on the location from which the customer relationship is managed. Prior year numbers have been recast to conform to the current year presentation.

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $2,952 million, $3,007 million and $3,095 million during fiscal 2024, 2023 and 2022, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 26, 2024	April 28, 2023
U.S.	$1,142	$887
International	2,110	2,183
Total	$3,252	$3,070

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 26, 2024	April 28, 2023
U.S.	$378	$413
International	226	237
Total	$604	$650

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
Arrow Electronics, Inc.	22%	24%	24%
TD Synnex Corporation (previously presented as Tech Data Corporation)	22%	21%	21%

The following customers accounted for 10% or more of accounts receivable:

	April 26, 2024	April 28, 2023
Arrow Electronics, Inc.	10%	15%
TD Synnex Corporation (previously presented as Tech Data Corporation)	26%	19%

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

	Year Ended
	April 26, 2024	April 28, 2023	April 29, 2022
401(k) matching contributions	$29	$33	$31

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

	April 26, 2024	April 28, 2023
Deferred compensation plan assets	$38	$36
Deferred compensation liabilities reported as:
Accrued expenses	$6	$7
Other long-term liabilities	$32	$29

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

The funded status of our defined benefit plans, which is recognized in other long-term liabilities in our consolidated balance sheets, was as follows (in millions):

	April 26, 2024	April 28, 2023
Fair value of plan assets	$55	$44
Benefit obligations	(91)	(75)
Unfunded obligations	$(36)	$(31)

17. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of April 26, 2024, we had $0.5 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 26, 2024 and April 28, 2023, such liability amounted to $20 million and $15 million, respectively, and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of April 26, 2024, we had $0.3 billion in other purchase obligations.

Of the total $0.8 billion in purchase commitments, $0.6 billion is due in fiscal 2025, with the remainder due thereafter.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $67 million, $38 million and $59 million of receivables during fiscal 2024, 2023 and 2022, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of April 26, 2024 and April 28, 2023, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 26, 2024, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

We are subject to various legal proceedings and claims that arise in the normal course of business. We may, from time to time, receive claims that we are infringing third parties’ intellectual property rights, including claims for alleged patent infringement brought by non-practicing entities. We are currently involved in patent litigation brought by non-practicing entities and other third parties. We believe we have strong arguments that our products do not infringe and/or the asserted patents are invalid, and we intend to vigorously defend against the plaintiffs’ claims. However, there is no guarantee that we will prevail at trial and if a jury were to find that our products infringe, we could be required to pay significant monetary damages, and may cause product shipment delays or stoppages, require us to redesign our products, or require us to enter into royalty or licensing agreements.

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of April 26, 2024 related to such matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of NetApp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (the "Company") as of April 26, 2024, and April 28, 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended April 26, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 26, 2024, and April 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 26, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 26, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue — Refer to Notes 1, 6, and 15 to the Financial Statements

Critical Audit Matter Description

The Company’s contracts with customers often include the transfer of multiple products and services to the customer, such as hardware systems, software licenses, software support, hardware support, public cloud services and other services. Pursuant to accounting principles generally accepted in the United States of America, the Company is required to evaluate whether each performance obligation represents goods and services that are distinct for purposes of determining the amount and timing of revenue recognition. A good or service is distinct where the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and is distinct in the context of the contract, where the transfer of the good or service is separately identifiable from other promises in the contract. The evaluation of performance obligations can require significant judgment in certain contracts and could change the amount of revenue recognized in a given period.

We identified the evaluation of performance obligations in certain contracts as a critical audit matter because of the significant judgment management makes in evaluating such contracts and the impact of such judgment on the amount of revenue recognized in a particular period. This required a high degree of auditor judgment and an increased extent of testing.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s evaluation of performance obligations for certain contracts included the following, among others:

•
We tested the effectiveness of internal controls related to management’s review of contracts to evaluate and determine distinct performance obligations.
•
We evaluated management’s significant accounting policies related to revenue recognition for reasonableness and compliance with generally accepted accounting principles.
•
We selected a sample of certain contracts with customers and performed the following:
o
Obtained and read contract source documents, including master agreements, amendments, and other documents that were part of the contract.
o
Evaluated the terms and conditions in the contract source documents and evaluated the appropriateness of management’s application of their accounting policies in the evaluation of performance obligations.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

June 10, 2024

We have served as the Company's auditor since 1995.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of NetApp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the "Company") as of April 26, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 26, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 26, 2024, of the Company and our report dated June 10, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Raleigh, North Carolina

June 10, 2024

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

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 26, 2024, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 26, 2024, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 26, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Adoption or Termination of Trading Arrangements

On March 21, 2024, Cesar Cernuda, President of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will expire on March 31, 2025, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of up to 88,000 shares may be sold pursuant to the trading arrangement.

On March 21, 2024, The Nevens Family 1997 Trust, a trust affiliated with T. Michael Nevens, Chair of the Board of Directors of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will expire on June 18, 2025, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of up to 10,000 shares may be sold pursuant to the trading arrangement.

No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Form Equity Incentive Plan Agreements

On May 15, 2024, the Talent and Compensation Committee of the Board of Directors approved new forms of time-based restricted stock unit (RSU) and performance-based restricted stock unit (PBRSU) award agreements for all participants in the NetApp, Inc. 2021 Equity Incentive Plan, as amended (the “2021 Plan”), other than the members of the Board of Directors, to, among other things: eliminate the ability to settle awards in cash if there are not sufficient shares; provide that the performance period of PBRSUs, which vest based on total shareholder return, will commence on the date of grant; provide for full acceleration of RSUs in the event of death or disability; and provide for a number of clarifying and best practice changes.

The foregoing is a summary description of the material terms of the changes to the forms of RSU award agreements and forms of PBRSU award agreements, and is qualified in its entirety by the text of each of the forms, which are attached hereto as Exhibits 10.20, 10.21, 10.22, and 10.23 and incorporated herein by reference.

In addition, the Board of Directors amended all outstanding RSU awards under the 2021 Plan to provide for the same death and disability vesting benefits described above.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Information About Our Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 26, 2024. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2024 Annual Meeting of Stockholders, to the extent applicable.

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

We have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2024 Annual Meeting of Stockholders (provided that the information under the heading "Pay Versus Performance" shall not be deemed to be incorporated by reference herein).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2024 Annual Meeting of Stockholders.

With the exception of the information incorporated in Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, NetApp’s Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

(1) All Financial Statements

See index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is as follows:

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	September 13, 2021

3.2	Bylaws of the Company.	8-K	000-27130	3.1	November 16, 2023

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	December 12, 2012

4.2	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	December 12, 2012

4.3	Second Supplemental Indenture dated June 5, 2014, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	June 5, 2014

4.4	Third Supplemental Indenture dated September 29, 2017 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	September 29, 2017

4.5	Fourth Supplemental Indenture, dated June 22, 2020, by and between NetApp, Inc. and U.S. Bank National Association.	8-K	000-27130	4.2	June 22, 2020

4.6	Description of Capital Stock of the Company.	—	—	—	—

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	8-K	000-27130	10.1	May 31, 2023

10.2*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	May 22, 2019

10.3*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective June 20, 2018.	10-Q	000-27130	10.1	August 21, 2018

10.4*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.5*	The Company’s Employee Stock Purchase Plan, as amended effective September 13, 2023.	8-K	000-27130	10.1	September 14, 2023

10.6*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 19, 2018.	DEF 14A	000-27130	Appendix A	August 1, 2018

10.7*	Form of Restricted Stock Unit Agreement (Employees) approved for use under the Company’s 1999 Stock option Plan, effective June 2019.	10-K	000-27130	10.14	June 15, 2020

10.8*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.9*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.2	February 11, 2019

10.10*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.19	June 15, 2020

10.11*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.23	June 15, 2020

10.12*	Spotinst Inc. 2016 Equity Incentive Plan.	S-8	333-248480	99.1	August 28, 2020

10.13*	The Company's 2021 Equity Incentive Plan, effective September 13, 2023.	8-K	000-27130	10.2	September 14, 2023

10.14*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Employee), effective September 10, 2021.	10-Q	000-27130	10.1	December 2, 2021

10.15*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Senior Executive), effective September 10, 2021.	10-Q	000-27130	10.2	December 2, 2021

10.16*	Form of Restricted Stock Unit Agreement (Performance Based) under the Company's 2021 Equity Incentive Plan, effective September 10, 2021.	10-Q	000-27130	10.3	December 2, 2021

10.17*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Non-Employee Director), effective November 1, 2021.	10-Q	000-27130	10.1	March 2, 2022

10.18*	Form of Restricted Stock Unit Agreement (Performance-Based) - Billings approved for use under the Company's 2021 Equity Incentive Plan, Effective July 1, 2022.	10-K	000-27130	10.27	June 14, 2023

10.19*	Form of Restricted Stock Unit Agreement (Performance-Based) - Total Shareholder Return approved for use under the Company's 2021 Equity Incentive Plan, effective July 1, 2022.	10-K	000-27130	10.28	June 14, 2023

10.20*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Senior Executive), effective May 15, 2024.	—	—	—	—

10.21*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (VP and Below), effective May 15, 2024.	—	—	—	—

10.22*	Form of Restricted Stock Unit Agreement (Performance-Based) - Billings under the Company's 2021 Equity Incentive Plan, effective May 15, 2024.	—	—	—	—

10.23*	Form of Restricted Stock Unit Agreement (Performance-Based) - Total Shareholder Return under the Company's 2021 Equity Incentive Plan, effective May 15, 2024.	—	—	—	—

10.24*	Cognigo Research Ltd. Amended and Restated Global Share Incentive Plan (2016).	S-8	333-232187	99.1	June 18, 2019

10.25*	CloudCheckr Inc. Amended and Restated 2017 Stock Option and Grant Plan.	S-8	333-261465	99.1	December 2, 2021

10.26*	Outside Director Compensation Policy, as amended effective September 13, 2023.	10-Q	000-27130	10.3	August 29, 2023

10.27*	Amended and Restated Instaclustr US Holding, Inc. 2018 Stock Option Plan	S-8	333-265648	99.1	June 16, 2022

10.28	Amended and Restated Credit Agreement, dated as of January 22, 2021, by and among the NetApp, Inc, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	000-27130	10.1	January 22, 2021

10.29	Amendment No.1 to Amended and Restated Credit Agreement, dated as of November 17, 2021, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	000-27130	10.3	March 2, 2022

10.30	Amendment No.2 to Amended and Restated Credit Agreement, dated as of May 3, 2023, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	000-27130	10.32	June 14, 2023

10.31	Form of Dealer Agreement between the Company, as issuer, and each Dealer.	8-K	000-27130	10.2	December 12, 2016

10.32	Offer Letter for employment at the Company to César Cernuda, date March 23, 2020.	10-K	000-27130	10.58	June 15, 2020

10.33	Senior Executive Employment Contract by and between NetApp Sales Spain S.L., a subsidiary of the Company, and Cesar Cernuda, effective January 1, 2021	10-Q	000-27130	10.1	January 29, 2021

10.34	Offer Letter for employment at the Company to Michael J. Berry, dated January 30, 2020.	10-Q	000-27130	10.1	August 28, 2020

10.35	Underwriting Agreement, dated June 17, 2020, by and among the Company, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC.	8-K	000-27130	1.1	June 17, 2020

19.1	Insider Trading Policies and Procedures of the Company.	—	—	—	—

21.1	Subsidiaries of the Company.	—	—	—	—
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

97.1	Compensation Recovery Policy of the Company.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: June 10, 2024

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

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer and Director (Principal Executive Officer and Principal Operating Officer)	June 10, 2024
George Kurian

/s/ MICHAEL J. BERRY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 10, 2024
Michael J. Berry

/s/ DANIEL DE LORENZO	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 10, 2024
Daniel De Lorenzo

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 10, 2024
T. Michael Nevens

/s/ DEEPAK AHUJA	Director	June 10, 2024
Deepak Ahuja

/s/ ANDERS GUSTAFSSON	Director	June 10, 2024
Anders Gustafsson

/s/ GERALD HELD	Director	June 10, 2024
Gerald Held

/s/ KATHRYN M. HILL	Director	June 10, 2024
Kathryn M. Hill

/s/ DEBORAH KERR	Director	June 10, 2024
Deborah Kerr

/s/ CARRIE PALIN	Director	June 10, 2024
Carrie Palin

/s/ SCOTT SCHENKEL	Director	June 10, 2024
Scott Schenkel

/s/ GEORGE T. SHAHEEN	Director	June 10, 2024
George T. Shaheen