Form 10-Q
period 2024-07-26
NetApp, Inc.
filed 2024-08-28
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2024

or

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

As of August 23, 2024, there were 204,782,689 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 26, 2024	April 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,652	$1,903
Short-term investments	1,365	1,349
Accounts receivable	679	1,007
Inventories	214	186
Other current assets	411	452
Total current assets	4,321	4,897
Property and equipment, net	594	604
Goodwill	2,759	2,759
Purchased intangible assets, net	110	124
Other non-current assets	1,527	1,503
Total assets	$9,311	$9,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$437	$517
Accrued expenses	793	1,013
Current portion of long-term debt	1,149	400
Short-term deferred revenue and financed unearned services revenue	2,133	2,176
Total current liabilities	4,512	4,106
Long-term debt	1,244	1,992
Other long-term liabilities	590	585
Long-term deferred revenue and financed unearned services revenue	2,036	2,058
Total liabilities	8,382	8,741

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 205 and 206 shares issued and outstanding as of July 26, 2024 and April 26, 2024, respectively	988	997
Retained earnings	—	208
Accumulated other comprehensive loss	(59)	(59)
Total stockholders' equity	929	1,146
Total liabilities and stockholders' equity	$9,311	$9,887

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 26, 2024	July 28, 2023
Net revenues:
Product	$669	$590
Services	872	842
Net revenues	1,541	1,432
Cost of revenues:
Cost of product	269	265
Cost of services	174	171
Total cost of revenues	443	436
Gross profit	1,098	996
Operating expenses:
Sales and marketing	471	468
Research and development	252	247
General and administrative	75	74
Restructuring charges	17	26
Acquisition-related expense	1	3
Total operating expenses	816	818
Income from operations	282	178
Other income, net	17	8
Income before income taxes	299	186
Provision for income taxes	51	37
Net income	$248	$149
Net income per share:
Basic	$1.20	$0.70
Diluted	$1.17	$0.69
Shares used in net income per share calculations:
Basic	206	212
Diluted	212	216

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	July 26, 2024	July 28, 2023
Net income	$248	$149
Other comprehensive income:
Foreign currency translation adjustments	1	2
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(1)	2
Reclassification adjustments for losses (gains) included in net income	—	(1)
Other comprehensive income	—	3
Comprehensive income	$248	$152

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 26, 2024	July 28, 2023
Cash flows from operating activities:
Net income	$248	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	64
Non-cash operating lease cost	10	11
Stock-based compensation	85	87
Deferred income taxes	(17)	(6)
Other items, net	(19)	(2)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	335	332
Inventories	(29)	37
Other operating assets	49	57
Accounts payable	(77)	(56)
Accrued expenses	(221)	(89)
Deferred revenue and financed unearned services revenue	(92)	(133)
Long-term taxes payable	4	1
Other operating liabilities	2	1
Net cash provided by operating activities	341	453
Cash flows from investing activities:
Purchases of investments	(480)	(571)
Maturities, sales and collections of investments	470	379
Purchases of property and equipment	(41)	(35)
Other investing activities, net	—	(1)
Net cash used in investing activities	(51)	(228)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	55	52
Payments for taxes related to net share settlement of stock awards	(97)	(65)
Repurchase of common stock	(400)	(400)
Dividends paid	(107)	(106)
Other financing activities, net	1	(2)
Net cash used in financing activities	(548)	(521)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	—
Net change in cash, cash equivalents and restricted cash	(250)	(296)
Cash, cash equivalents and restricted cash:
Beginning of period	1,909	2,322
End of period	$1,659	$2,026

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended July 26, 2024
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 26, 2024	206	$997	$208	$(59)	$1,146
Net income	—	—	248	—	248
Issuance of common stock under employee stock award plans, net of taxes	2	(42)	—	—	(42)
Repurchase of common stock	(3)	(16)	(384)	—	(400)
Excise tax on net stock repurchases	—	(1)	—	—	(1)
Stock-based compensation	—	85	—	—	85
Cash dividends declared ($0.52 per common share)	—	(35)	(72)	—	(107)
Balances, July 26, 2024	205	$988	$—	$(59)	$929

	Three Months Ended July 28, 2023
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 28, 2023	212	$945	$265	$(51)	$1,159
Net income	—	—	149	—	149
Other comprehensive income	—	—	—	3	3
Issuance of common stock under employee stock award plans, net of taxes	2	(13)	—	—	(13)
Repurchase of common stock	(5)	(24)	(376)	—	(400)
Excise tax on net stock repurchases	—	(2)	—	—	(2)
Stock-based compensation	—	83	—	—	83
Cash dividends declared ($0.50 per common share)	—	(68)	(38)	—	(106)
Balances, July 28, 2023	209	$921	$—	$(48)	$873

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

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2025 and 2024, ending on April 25, 2025 and April 26, 2024, respectively, are each 52-week years, with 13 weeks in each quarter.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 26, 2024 contained in our Annual Report on Form 10-K. The results of operations for the three months ended July 26, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, the anticipated effects of which have been incorporated, as applicable, into management's estimates as of July 26, 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. We will adopt the new requirements for our annual periods starting in fiscal 2025 (and interim periods thereafter). We are currently evaluating the effect of this pronouncement, which we expect to result in enhanced financial statement disclosures only.

3. Goodwill and Purchased Intangible Assets, Net

Goodwill by reportable segment as of July 26, 2024 is as follows (in millions):

Amount
Hybrid Cloud	$1,714
Public Cloud	1,045
Total goodwill	$2,759

Purchased intangible assets, net are summarized below (in millions):

	July 26, 2024			April 26, 2024
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$163	$(101)	$62	$179	$(108)	$71
Customer contracts/relationships	108	(61)	47	114	(62)	52
Other purchased intangibles	3	(2)	1	6	(5)	1
Total purchased intangible assets	$274	$(164)	$110	$299	$(175)	$124

During the first three months of fiscal 2025, we retired approximately $25 million of fully amortized intangible assets.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Statements of
	July 26, 2024	July 28, 2023	Income Classification
Developed technology	$8	$9	Cost of revenues
Customer contracts/relationships	6	5	Operating expenses
Other purchased intangibles	—	1	Operating expenses
Total	$14	$15

As of July 26, 2024, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2025 (remainder)	$41
2026	39
2027	29
2028	1
Total	$110

4. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	July 26, 2024	April 26, 2024
Cash and cash equivalents	$1,652	$1,903
Restricted cash	7	6
Cash, cash equivalents and restricted cash	$1,659	$1,909

Inventories (in millions):

	July 26, 2024	April 26, 2024
Purchased components	$166	$116
Finished goods	48	70
Inventories	$214	$186

Property and equipment, net (in millions):

	July 26, 2024	April 26, 2024
Land	$46	$46
Buildings and improvements	370	367
Leasehold improvements	83	81
Computer, production, engineering and other equipment	1,120	1,101
Computer software	344	340
Furniture and fixtures	77	77
Construction-in-progress	66	70
	2,106	2,082
Accumulated depreciation and amortization	(1,512)	(1,478)
Property and equipment, net	$594	$604

Other non-current assets (in millions):

	July 26, 2024	April 26, 2024
Deferred tax assets	$913	$896
Operating lease right-of-use (ROU) assets	241	247
Other assets	373	360
Other non-current assets	$1,527	$1,503

Other non-current assets as of both July 26, 2024 and April 26, 2024 include $85 million for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

Accrued expenses (in millions):

	July 26, 2024	April 26, 2024
Accrued compensation and benefits	$346	$538
Product warranty liabilities	18	18
Operating lease liabilities	39	40
Other current liabilities	390	417
Accrued expenses	$793	$1,013

Other long-term liabilities (in millions):

	July 26, 2024	April 26, 2024
Liability for uncertain tax positions	$157	$153
Income taxes payable	100	100
Product warranty liabilities	9	9
Operating lease liabilities	216	220
Other liabilities	108	103
Other long-term liabilities	$590	$585

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services revenue balance as reported in our condensed consolidated balance sheets (in millions):

	July 26, 2024	April 26, 2024
Deferred product revenue	$57	$59
Deferred services revenue	4,065	4,123
Financed unearned services revenue	47	52
Total	$4,169	$4,234

Reported as:
Short-term	$2,133	$2,176
Long-term	2,036	2,058
Total	$4,169	$4,234

Deferred product revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria. Deferred services revenue represents customer payments made in advance for services, which include software and hardware support contracts, certain public cloud services and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 14 – Commitments and Contingencies for additional information related to these arrangements.

During the three months ended July 26, 2024 and July 28, 2023, we recognized revenue of $670 million and $658 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

Remaining performance obligations

As of July 26, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $4.5 billion. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 50% of our remaining performance obligations in the next 12 months and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our condensed consolidated balance sheets (in millions):

	July 26, 2024	April 26, 2024
Other current assets	$68	$69
Other non-current assets	99	100
Total deferred commissions	$167	$169

Other income, net (in millions):

	Three Months Ended
	July 26, 2024	July 28, 2023
Interest income	$36	$28
Interest expense	(16)	(16)
Other, net	(3)	(4)
Total other income, net	$17	$8

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 7 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Three Months Ended
	July 26, 2024	July 28, 2023
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$13	$21
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$21	$9
Interest paid	$23	$23

5. Financial Instruments and Fair Value Measurements

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

Investments

The following is a summary of our investments at their cost or amortized cost as of July 26, 2024 and April 26, 2024 (in millions):

	July 26, 2024	April 26, 2024
U.S. Treasury and government debt securities	$1,501	$1,349
Money market funds	692	1,161
Certificates of deposit	34	12
Mutual funds	43	38
Total debt and equity securities	$2,270	$2,560

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of July 26, 2024, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 26, 2024
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$790	$790	$—
Money market funds	692	692	—
Certificates of deposit	34	—	34
U.S. Treasury and government debt securities	136	136	—
Total cash and cash equivalents	1,652	1,618	34
Short-term investments:
U.S. Treasury and government debt securities	1,365	1,365	—
Total short-term investments	1,365	1,365	—
Total cash, cash equivalents and short-term investments	$3,017	$2,983	$34
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$36	$36	$—
Foreign currency exchange contracts assets (1)	$13	$—	$13
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

	April 26, 2024
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$730	$730	$—
Money market funds	1,161	1,161	—
Certificates of deposit	12	—	12
Total cash and cash equivalents	1,903	1,891	12
Short-term investments:
U.S. Treasury and government debt securities	1,349	1,349	—
Total short-term investments	1,349	1,349	—
Total cash, cash equivalents and short-term investments	$3,252	$3,240	$12
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$32	$32	$—
Foreign currency exchange contracts assets (1)	$1	$—	$1
Foreign currency exchange contracts liabilities (3)	$(13)	$—	$(13)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of July 26, 2024 and April 26, 2024, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of July 26, 2024 and April 26, 2024, the fair value of our long-term debt, which includes the current portion of long-term debt, was approximately $2,254 million and $2,209 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

6. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	July 26, 2024	April 26, 2024
3.30% Senior Notes Due September 2024	3.42%	$400	$400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,400	2,400
Unamortized discount and issuance costs		(7)	(8)
Total senior notes		2,393	2,392
Less: Current portion of long-term debt		(1,149)	(400)
Total long-term debt		$1,244	$1,992

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 26, 2024, we were in compliance with all covenants associated with the Senior Notes.

As of July 26, 2024, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2025 (remainder)	$400
2026	750
2027	—
2028	550
2029	—
Thereafter	700
Total	$2,400

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of July 26, 2024 or April 26, 2024.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of July 26, 2024, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

7. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of July 26, 2024, have remaining lease terms not exceeding 18 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of July 26, 2024, have remaining lease terms not exceeding 4 years. As of July 26, 2024, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended
	July 26, 2024	July 28, 2023
Operating lease cost	$13	$14
Variable lease cost	4	4
Total lease cost	$17	$18

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended
	July 26, 2024	July 28, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$12	$14
Right-of-use assets obtained in exchange for new operating lease obligations	$3	$9

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	July 26, 2024	April 26, 2024
Other non-current assets	$241	$247
Total operating lease ROU assets	$241	$247

Accrued expenses	$39	$40
Other long-term liabilities	216	220
Total operating lease liabilities	$255	$260

Weighted Average Remaining Lease Term	9.0 years	9.2 years

Weighted Average Discount Rate	3.2%	3.1%

Future minimum operating lease payments as of July 26, 2024, are as follows (in millions):

Fiscal Year	Amount
2025 (remainder)	$34
2026	41
2027	35
2028	31
2029	27
Thereafter	128
Total lease payments	296
Less: Interest	(41)
Total	$255

8. Stockholders’ Equity

Restricted Stock Units

We granted approximately 3 million restricted stock units (RSUs), including performance-based RSUs (PBRSUs), with a weighted average grant date fair value of $128.21 per share during the three months ended July 26, 2024.

In the three months ended July 26, 2024, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of a three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the third fiscal year, following the grant date. The number of shares that will be used to calculate the settlement amount for all of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the three months ended July 26, 2024, the number of shares used to calculate the settlement amount will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. For the remaining half of the PBRSUs granted in the three months ended July 26, 2024, the number of shares used to calculate the settlement amount will depend upon the Company's billings result average over the three-year performance period. The billings result average is computed based on achievement against annual billings targets, with each target set at the beginning of the respective fiscal year, during the three-year performance period. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's Consolidated Statements of Income to the amount reported as the change in deferred revenue and financed unearned services revenue on the Consolidated Statements of Cash Flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The aggregate grant date fair value of PBRSUs granted in the current year was $61 million, which is being recognized to compensation expense over the remaining performance / service periods.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended
	July 26, 2024	July 28, 2023
Cost of product revenues	$1	$1
Cost of services revenues	6	6
Sales and marketing	35	36
Research and development	31	32
General and administrative	12	12
Total stock-based compensation expense	$85	$87

As of July 26, 2024, total unrecognized compensation expense related to equity awards was $846 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

Stock Repurchase Program

As of July 26, 2024, our Board of Directors has authorized the repurchase of up to $17.1 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes activity related to the stock repurchase program for the three months ended July 26, 2024 (in millions, except for per share amounts):

Number of shares repurchased	3
Average price per share	$120.46
Stock repurchases allocated to additional paid-in capital	$16
Stock repurchases allocated to retained earnings	$384
Remaining authorization at end of period	$1,102

Since the May 13, 2003 inception of our stock repurchase program through July 26, 2024, we repurchased a total of 375 million shares of our common stock at an average price of $42.73 per share, for an aggregate purchase price of $16 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 26, 2024	July 28, 2023
Dividends per share declared	$0.52	$0.50
Dividend payments allocated to additional paid-in capital	$35	$68
Dividend payments allocated to retained earnings	$72	$38

On August 22, 2024, we declared a cash dividend of $0.52 per share of common stock, payable on October 23, 2024 to holders of record as of the close of business on October 4, 2024. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 26, 2024	$(53)	$(7)	$1	$(59)
Other comprehensive income (loss), net of tax	1	—	(1)	—
Total other comprehensive income (loss)	1	—	(1)	—
Balance as of July 26, 2024	$(52)	$(7)	$—	$(59)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended
	July 26, 2024	July 28, 2023	Statements of Income Classification
Realized gains on cash flow hedges	$—	$(1)	Net revenues
Total reclassifications	$—	$(1)

9. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 26, 2024 or April 26, 2024. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 26, 2024	April 26, 2024
Cash Flow Hedges
Forward contracts purchased	$108	$71
Balance Sheet Contracts
Forward contracts sold	$1,088	$881
Forward contracts purchased	$12	$11

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 8 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended
	July 26, 2024	July 28, 2023
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$13	$(4)

10. Restructuring Charges

In the first quarter of fiscal 2025, management approved a restructuring plan to redirect resources to highest return activities and reduce costs, which included a reduction of our global workforce by approximately 2%. Charges related to the plan consisted primarily of employee severance-related costs. The activities under the plan were initiated during the first quarter of fiscal 2025 and are expected to be substantially complete by the end of the second quarter of fiscal 2025.

In the first quarter of fiscal 2024, management approved a restructuring plan to redirect resources to highest return activities, and to optimize our global office space for our hybrid work model. In connection with the plan, we reduced our global workforce by approximately 1% and terminated certain real estate leases in various countries, resulting in restructuring charges comprised primarily of employee severance related expenses and lease termination charges. The activities under the plan were substantially completed by the end of fiscal 2024.

Activities related to our restructuring plans are summarized as follows (in millions):

	Three Months Ended
	July 26, 2024	July 28, 2023
Balance at beginning of period	$10	$36
Net charges	17	26
Cash payments	(9)	(31)
Balance at end of period	$18	$31

11. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 26, 2024	July 28, 2023
Effective tax rates	17.1%	19.9%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the three months ended July 26, 2024 includes an increase in discrete tax benefits related to stock compensation compared to the corresponding period of the prior year. Our effective tax rate for the three months ended July 28, 2023 includes a benefit for fiscal 2023 foreign tax credits resulting from Internal Revenue Service Notice 2023-55, which was released during the quarter, partially offset by an increase in stock compensation for which no tax benefit is recorded.

The Organisation for Economic Co-operation and Development (“OECD”) recently enacted model rules for a new global minimum tax framework known as Pillar Two. These rules have been agreed to by most OECD members. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two rules. On February 1, 2023, the FASB indicated that they believe taxes imposed under Pillar Two is an alternative minimum tax. Accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. We are currently subject to Pillar Two rules starting in our fiscal year 2025. As of July 26, 2024, Pillar Two taxes do not have a significant impact on our financial statements, particularly due to the safe harbor relief during the transition period, but we are still closely monitoring developments.

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

As of July 26, 2024, we had $221 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $158 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $157 million have been recorded in other long-term liabilities.

12. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	July 26, 2024	July 28, 2023
Numerator:
Net income	$248	$149
Denominator:
Shares used in basic computation	206	212
Dilutive impact of employee equity award plans	6	4
Shares used in diluted computation	212	216
Net Income per Share:
Basic	$1.20	$0.70
Diluted	$1.17	$0.69

One million shares from outstanding employee equity awards were excluded from the diluted net income per share calculations in each of the three months ended July 26, 2024 and July 28, 2023, as their inclusion would have been anti-dilutive.

13. Segment, Geographic, and Significant Customer Information

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Three Months Ended July 26, 2024
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$669	$—	$669
Support revenues	631	—	631
Professional and other services revenues	82	—	82
Public cloud revenues	—	159	159
Net revenues	1,382	159	1,541
Cost of product revenues	268	—	268
Cost of support revenues	50	—	50
Cost of professional and other services revenues	64	—	64
Cost of public cloud revenues	—	46	46
Segment cost of revenues	382	46	428
Segment gross profit	$1,000	$113	$1,113
Segment gross margin	72.4%	71.1%	72.2%
Unallocated cost of revenues[1]			15
Total gross profit			$1,098
Total gross margin			71.3%
[1] Unallocated cost of revenues are composed of $7 million of stock-based compensation expense and $8 million of amortization of intangible assets.

	Three Months Ended July 28, 2023
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$590	$—	$590
Support revenues	611	—	611
Professional and other services revenues	77	—	77
Public cloud revenues	—	154	154
Net revenues	1,278	154	1,432
Cost of product revenues	264	—	264
Cost of support revenues	47	—	47
Cost of professional and other services revenues	58	—	58
Cost of public cloud revenues	—	51	51
Segment cost of revenues	369	51	420
Segment gross profit	$909	$103	$1,012
Segment gross margin	71.1%	66.9%	70.7%
Unallocated cost of revenues[1]			16
Total gross profit			$996
Total gross margin			69.6%
[1] Unallocated cost of revenues are composed of $7 million of stock-based compensation expense and $9 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended
	July 26, 2024	July 28, 2023
United States, Canada and Latin America (Americas)	$763	$754
Europe, Middle East and Africa (EMEA)	513	446
Asia Pacific (APAC)	265	232
Net revenues	$1,541	$1,432

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $699 million in each of the three months ended July 26, 2024 and July 28, 2023.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	July 26, 2024	April 26, 2024
U.S.	$697	$1,142
International	2,320	2,110
Total	$3,017	$3,252

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 26, 2024	April 26, 2024
U.S.	$372	$378
International	222	226
Total	$594	$604

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 26, 2024	July 28, 2023
Arrow Electronics, Inc.	23%	24%
TD Synnex Corporation	22%	21%

The following customers accounted for 10% or more of accounts receivable as of at least one of the dates presented:

	July 26, 2024	April 26, 2024
Arrow Electronics, Inc.	6%	10%
TD Synnex Corporation	23%	26%

14. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of July 26, 2024, we had approximately $0.6 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 26, 2024 and April 26, 2024, such liability amounted to $16 million and $20 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of July 26, 2024, we had approximately $0.5 billion in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $19 million of receivables in each of the three months ended July 26, 2024 and July 28, 2023.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of July 26, 2024 and April 26, 2024, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of July 26, 2024, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of July 26, 2024 related to such matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of NetApp, Inc. ("NetApp," “we,” “us,” or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended April 26, 2024 ("2024 Annual Report on Form 10-K"), including under the heading “Risk Factors” and discussed in this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our consolidated financial statements as of and for the fiscal year ended April 26, 2024, and the notes thereto, contained in our 2024 Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Our Company

NetApp helps customers make their data infrastructure more seamless, more dynamic, and higher performing. We were incorporated in 1992 and are headquartered in San Jose, California. Building on over three decades of innovation, we combine unified data storage, integrated data services, and CloudOps solutions to make data infrastructure intelligent. Our broad portfolio addresses customer priorities: modernizing legacy infrastructure, improving resiliency against ransomware attacks, and building scalable, high-performance data pipelines for artificial intelligence (AI) workloads.

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

Stock Repurchase and Dividend Activity

During the first three months of fiscal 2025, we repurchased approximately 3 million shares of our common stock at an average price of $120.46 per share, for an aggregate purchase price of $400 million. We also declared aggregate cash dividends of $0.52 per share in that period, for which we paid $107 million.

Restructuring Events

In the first quarter of fiscal 2025, management approved a restructuring plan to redirect resources to highest return activities and reduce costs. Aggregate charges recorded from the restructuring plan in the first three months of fiscal 2025 totaled $17 million.

Results of Operations

Our fiscal year is reported as a 52- or 53-week year that ends on the last Friday in April. Fiscal years 2025 and 2024, ending on April 25, 2025 and April 26, 2024, respectively, are each 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 26, 2024	July 28, 2023
Net revenues:
Product	43%	41%
Services	57	59
Net revenues	100	100
Cost of revenues:
Cost of product	17	19
Cost of services	11	12
Gross profit	71	70
Operating expenses:
Sales and marketing	31	33
Research and development	16	17
General and administrative	5	5
Restructuring charges	1	2
Acquisition-related expense	—	—
Total operating expenses	53	57
Income from operations	18	12
Other income, net	1	1
Income before income taxes	19	13
Provision for income taxes	3	3
Net income	16%	10%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
Net revenues	$1,541	$1,432	8%

The increase in net revenues for the first quarter of fiscal 2025 compared to the corresponding period of fiscal 2024 was due to an increase in product revenues and, to a lesser extent, an increase in services revenues. Product revenues as a percentage of net revenues increased by two percentage points in the first quarter of fiscal 2025 compared to the corresponding period of fiscal 2024.

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
Product revenues	$669	$590	13%

Hybrid Cloud

In prior periods, we presented the hardware and software components of our GAAP product revenues to illustrate the significance and value of the Company’s software. Because our revenue recognition policy under GAAP defines a configured storage system, inclusive of the operating system software essential to its functionality, as a single performance obligation, hardware and software components of our product revenues are considered non-GAAP measures. Effective in fiscal 2025, we are no longer presenting the non-GAAP hardware and software components of our product revenues, as management no longer considers them to be key financial measures. The Company’s current strategy is expected to deliver investor value through growth in total revenues, including product revenues, while maintaining operational discipline to drive earnings leverage. While software continues to be the primary value driver of our products, NetApp is primarily focused on driving growth in total product revenues, through the sale of configured storage systems comprised of both hardware and software, with less focus on the pricing of each component. Additionally, the company is considering potential opportunities to simplify pricing for certain products in the future, which may eliminate the existence of separate prices for hardware and software components and/or impact our ability to allocate between them.

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

Total product revenues increased in the first quarter of fiscal 2025 compared to the corresponding period of the prior year due to higher sales of C-Series all-flash array systems.

Services Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
Services revenues	$872	$842	4%
Support	631	611	3%
Professional and other services	82	77	6%
Public cloud	159	154	3%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in the first quarter of fiscal 2025 compared to the corresponding period of the prior year as a result of a higher aggregate support contract value for our installed base.

Professional and other services revenues increased by $5 million in the first quarter of fiscal 2025 compared to the corresponding period of the prior year.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings delivered primarily as-a-service, which include cloud storage and CloudOps services.

Public Cloud revenues increased in the first quarter of fiscal 2025 compared to the corresponding period of the prior year, due to higher customer demand, driven by NetApp’s diversified cloud offerings and an overall growth in the cloud market.

Cost of Revenues

Our cost of revenues consists of:

(1) cost of product revenues, composed of (a) cost of Hybrid Cloud product revenues, which includes the costs of manufacturing and shipping our products, inventory write-downs, and warranty costs, and (b) unallocated cost of product revenues, which includes stock-based compensation, and;

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
Cost of product revenues	$269	$265	2%
Hybrid Cloud	268	264	2%
Unallocated	1	1	—%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented approximately 40% of product revenues for the first quarter of fiscal 2025 compared to 45% for the corresponding period of fiscal 2024. Materials costs represented 88% of cost of Hybrid Cloud product revenues for both the first quarter of fiscal 2025 and for the corresponding period of fiscal 2024.

Materials costs increased by $4 million in the first quarter of fiscal 2025 compared to the corresponding period of the prior year.

Hybrid Cloud product gross margins increased by approximately five percentage points in the first quarter of fiscal 2025 compared to the corresponding period of the prior year, due to lower component and freight costs.

Unallocated

Unallocated cost of product revenues were relatively flat in the first quarter of fiscal 2025 compared to the corresponding period of the prior year.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
Cost of services revenues	$174	$171	2%
Support	50	47	6%
Professional and other services	64	58	10%
Public cloud	46	51	(10)%
Unallocated	14	15	(7)%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, increased in the first quarter of fiscal 2025 compared to the corresponding period of fiscal 2024. Cost of Hybrid Cloud services revenues represented approximately 16% of Hybrid Cloud services revenues in the first quarter of fiscal 2025 compared to 15% for the corresponding period of fiscal 2024.

Hybrid Cloud support gross margins were relatively flat in the first quarter of fiscal 2025 compared to the corresponding period of the prior year. Hybrid Cloud professional and other services gross margins decreased by approximately three percentage points in the first quarter of fiscal 2025 compared to the corresponding period of fiscal 2024 due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues decreased, and Public Cloud gross margins increased by four percentage points, in the first quarter of fiscal 2025 compared to the corresponding period of fiscal 2024, due to cost optimization that included a decrease in fixed assets depreciation.

Unallocated

Unallocated cost of services revenues decreased in the first quarter of fiscal 2025 compared to the corresponding period of the prior year due to certain intangible assets becoming fully amortized during the first quarter of fiscal 2024.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the first quarter of fiscal 2025 totaled $798 million, or 52% of net revenues, reflecting a decrease of three percentage points, compared to the corresponding period of fiscal 2024, due to the increase in net revenues.

Compensation costs represent the largest component of sales and marketing, research and development and general and administrative expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in sales and marketing, research and development and general and administrative expenses, totaling $499 million in the first quarter of fiscal 2025, were relatively flat compared to the corresponding period of the prior year.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
Sales and marketing expenses	$471	$468	1%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense.

Sales and marketing expenses remained relatively flat in the first quarter of fiscal 2025 compared to the corresponding period of the prior year.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
Research and development expenses	$252	$247	2%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs.

The increase in Research and Development expenses consisted of the following (in percentage points of the total change):

Three Months Ended
Fiscal 2025 to Fiscal 2024
Compensation costs	1
Facilities and IT support costs	1
Total change	2

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
General and administrative expenses	$75	$74	1%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs.

General and administrative expenses remained relatively flat in the first quarter of fiscal 2025 compared to the corresponding period of the prior year.

Restructuring Charges (in millions, except percentages):

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
Restructuring charges	$17	$26	(35)%

In the first quarter of fiscal 2025, management approved and initiated a restructuring plan to redirect resources to highest return activities and reduce costs, which included a reduction of our global workforce by approximately 2%. Charges related to the plan consisted primarily of employee severance-related costs. The activities under the plan are expected to be substantially complete by the second quarter of fiscal 2025.

In the first quarter of fiscal 2024, management approved and initiated a restructuring plan to redirect resources to highest return activities, and to optimize our global office space for our hybrid work model. In connection with the plan, we reduced our global workforce by approximately 1% and terminated certain real estate leases in various countries, resulting in restructuring charges comprised primarily of employee severance-related expenses and lease termination charges. The workforce-related activities under the plan were substantially completed by the end of fiscal 2024.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
Acquisition-related expense	$1	$3	(67)%

Acquisition-related expenses decreased by $2 million in the first quarter of fiscal 2025 compared to the corresponding period of the prior year.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
Interest income	$36	$28	29%
Interest expense	(16)	(16)	—%
Other, net	(3)	(4)	NM
Total	$17	$8	NM

NM – Not Meaningful

Interest income increased in the first quarter of fiscal 2025 compared to the corresponding periods of the prior year, primarily due to higher yields earned on our cash and investments. Interest expense was relatively flat in the first quarter of fiscal 2025 compared to the corresponding period of fiscal 2024.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 26, 2024	July 28, 2023	% Change
Provision for income taxes	$51	$37	38%

Our effective tax rate for the three months ended July 26, 2024 includes an increase in discrete tax benefits related to stock compensation compared to the corresponding period of the prior year. Our effective tax rate for the three months ended July 28, 2023 included a benefit for increased fiscal 2023 foreign tax credits resulting from new IRS guidance released during the first quarter of fiscal 2024, partially offset by an increase in stock compensation for which no tax benefit is recorded.

As of July 26, 2024, we had $221 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $158 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $157 million have been recorded in other long-term liabilities.

Liquidity, Capital Resources and Cash Requirements

(In millions)	July 26, 2024	April 26, 2024
Cash, cash equivalents and short-term investments	$3,017	$3,252
Principal amount of debt	$2,400	$2,400

The following is a summary of our cash flow activities:

	Three Months Ended
(In millions)	July 26, 2024	July 28, 2023
Net cash provided by operating activities	$341	$453
Net cash used in investing activities	(51)	(228)
Net cash used in financing activities	(548)	(521)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	—
Net change in cash, cash equivalents and restricted cash	$(250)	$(296)

Cash Flows

As of July 26, 2024, our cash, cash equivalents and short-term investments were $3.0 billion, which represents a decrease of $235 million during the first three months of fiscal 2025. The decrease was primarily due to $400 million used for the repurchase of our common stock, $107 million used for the payment of dividends and $41 million used for purchases of property and equipment, partially offset by $341 million provided by operating activities. Our net working capital deficit was $191 million as of July 26, 2024, a reduction of $982 million when compared to April 26, 2024, primarily due to the decrease in cash, cash equivalents and short-term investments discussed above and the reclassification of $750 million principal amount of our senior notes from long-term to current liabilities.

Cash Flows from Operating Activities

During the first three months of fiscal 2025, we generated cash from operating activities of $341 million, reflecting net income of $248 million which was increased by non-cash depreciation and amortization expense of $63 million and non-cash stock-based compensation expense of $85 million, compared to $453 million of cash generated from operating activities during the first three months of fiscal 2024.

Significant changes in assets and liabilities in the first three months of fiscal 2025 included the following:

•
Accounts receivable decreased $335 million, reflecting lower billings and more favorable invoicing linearity in the first three months of fiscal 2025 compared to the last three months of fiscal 2024.
•
Accrued expenses decreased by $221 million, primarily due to employee compensation payouts related to fiscal year 2024 incentive compensation and commissions plans.
•
Deferred revenue and financed unearned services revenue decreased by $92 million, due to a decrease in deferred revenue for software and hardware support contracts.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipping linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, and the timing and amount of compensation, income taxes and other payments.

Cash Flows from Investing Activities

During the first three months of fiscal 2025, we used $10 million for the purchases of investments, net of maturities and sales, and paid $41 million for capital expenditures, as compared to the same period of fiscal 2024, in which we used $192 million for the purchases of investments, net of maturities and sales, and paid $35 million for capital expenditures.

Cash Flows from Financing Activities

During the first three months of fiscal 2025, cash flows used in financing activities totaled $548 million and included $400 million for the repurchase of approximately 3 million shares of common stock and $107 million for the payment of dividends. During the first three months of fiscal 2024, cash flows used in financing activities totaled $521 million and included $400 million for the repurchase of approximately 5 million shares of common stock and $106 million for the payment of dividends.

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

Liquidity

Our principal sources of liquidity as of July 26, 2024 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	July 26, 2024	April 26, 2024
Cash and cash equivalents	$1,652	$1,903
Short-term investments	1,365	1,349
Total	$3,017	$3,252

As of July 26, 2024 and April 26, 2024, $2.3 billion and $2.1 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.7 billion and $1.2 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 26, 2024.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 26, 2024 (in millions):

Amount
3.30% Senior Notes Due September 2024	$400
1.875% Senior Notes Due June 2025	750
2.375% Senior Notes Due June 2027	550
2.70% Senior Notes Due June 2030	700
Total	$2,400

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 6 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of July 26, 2024.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of July 26, 2024, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2025 to be between $100 million and $150 million.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. As of July 26, 2024, outstanding payments related to the transition tax are estimated to be approximately $215 million of which $115 million and $100 million are expected to be paid during fiscal 2025 and fiscal 2026, respectively. Our estimates for future transition tax payments, however, could change with further guidance or review from U.S. federal and state tax authorities or other regulatory bodies.

Dividends and Stock Repurchase Program

On August 22, 2024, we declared a cash dividend of $0.52 per share of common stock, payable on October 23, 2024, to holders of record as of the close of business on October 4, 2024.

As of July 26, 2024, our Board of Directors had authorized the repurchase of up to $17.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through July 26, 2024, we repurchased a total of 375 million shares of our common stock at an average price of $42.73 per share, for an aggregate purchase price of $16 billion. As of July 26, 2024, the remaining authorized amount for stock repurchases under this program was $1.1 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled approximately $1.1 billion at July 26, 2024.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $19 million of receivables in each of the first three months of fiscal 2025 and fiscal 2024.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of July 26, 2024 and April 26, 2024, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of July 26, 2024, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as described in our 2024 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk exposures for the three months ended July 26, 2024, as compared to those discussed in our Annual Report on Form 10-K for the year ended April 26, 2024.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 26, 2024, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A. Risk Factors.

Our future business, operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 26, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to the Company’s risk factors since our Annual Report on Form 10-K for the year ended April 26, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 26, 2024:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 27, 2024 - May 24, 2024	1,015	$107.51	372,614	$1,393
May 25, 2024 - June 21, 2024	935	$121.93	373,549	$1,279
June 22, 2024 - July 26, 2024	1,371	$129.04	374,920	$1,102
Total	3,321	$120.46

In May 2003, our Board of Directors approved a stock repurchase program. As of July 26, 2024, our Board of Directors has authorized the repurchase of up to $17.1 billion of our common stock. Since the May 13, 2003 inception of the program through July 26, 2024, we repurchased a total of 375 million shares of our common stock for an aggregate purchase price of $16 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

On June 25, 2024, Daniel De Lorenzo, Vice President, Chief Accounting Officer of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will expire on June 25, 2025, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of up to 3,853 shares may be sold pursuant to the trading arrangement.

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

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Senior Executive), effective May 15, 2024.	10-K	000-27130	10.20	June 10, 2024

10.2*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (VP and Below), effective May 15, 2024.	10-K	000-27130	10.21	June 10, 2024

10.3*	Form of Restricted Stock Unit Agreement (Performance-Based) - Billings under the Company's 2021 Equity Incentive Plan, effective May 15, 2024.	10-K	000-27130	10.22	June 10, 2024

10.4*	Form of Restricted Stock Unit Agreement (Performance-Based) - Total Shareholder Return under the Company's 2021 Equity Incentive Plan, effective May 15, 2024.	10-K	000-27130	10.23	June 10, 2024

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

*Identifies management plan or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President and Chief Financial Officer

Date: August 28, 2024