Form 10-Q
period 2025-01-24
NetApp, Inc.
filed 2025-02-27
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2025

or

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

As of February 21, 2025, there were 203,411,523 shares of the registrant’s common stock, $0.001 par value, outstanding.

TRADEMARKS

© 2025 NetApp, Inc. All Rights Reserved. No portions of this document may be reproduced without prior written consent of NetApp, Inc. NetApp, the NetApp logo, and the marks listed at http://www.netapp.com/TM are trademarks of NetApp, Inc. Other company and product names may be trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	January 24, 2025	April 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,511	$1,903
Short-term investments	750	1,349
Accounts receivable	898	1,007
Inventories	268	186
Other current assets	481	452
Total current assets	3,908	4,897
Property and equipment, net	567	604
Goodwill	2,723	2,759
Purchased intangible assets, net	49	124
Other non-current assets	1,742	1,503
Total assets	$8,989	$9,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$434	$517
Accrued expenses	941	1,013
Current portion of long-term debt	750	400
Short-term deferred revenue and financed unearned services revenue	2,070	2,176
Total current liabilities	4,195	4,106
Long-term debt	1,244	1,992
Other long-term liabilities	503	585
Long-term deferred revenue and financed unearned services revenue	2,052	2,058
Total liabilities	7,994	8,741

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value; 203 and 206 shares issued and outstanding as of January 24, 2025 and April 26, 2024, respectively	1,060	997
Retained earnings	—	208
Accumulated other comprehensive loss	(65)	(59)
Total stockholders' equity	995	1,146
Total liabilities and stockholders' equity	$8,989	$9,887

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Net revenues:
Product	$758	$747	$2,195	$2,043
Services	883	859	2,645	2,557
Net revenues	1,641	1,606	4,840	4,600
Cost of revenues:
Cost of product	330	282	906	823
Cost of services	166	173	514	520
Total cost of revenues	496	455	1,420	1,343
Gross profit	1,145	1,151	3,420	3,257
Operating expenses:
Sales and marketing	451	439	1,407	1,368
Research and development	247	249	756	758
General and administrative	74	81	226	230
Restructuring charges	9	13	38	44
Acquisition-related expense	2	3	4	9
Total operating expenses	783	785	2,431	2,409
Income from operations	362	366	989	848
Other income, net	8	16	40	35
Income before income taxes	370	382	1,029	883
Provision for income taxes	71	69	183	188
Net income	$299	$313	$846	$695
Net income per share:
Basic	$1.47	$1.52	$4.13	$3.33
Diluted	$1.44	$1.48	$4.03	$3.26
Shares used in net income per share calculations:
Basic	204	206	205	209
Diluted	208	211	210	213

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Net income	$299	$313	$846	$695
Other comprehensive loss
Foreign currency translation adjustments	(11)	2	(7)	(3)
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	—	—	1	—
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	5	(4)	2	1
Reclassification adjustments for losses (gains) included in net income	(4)	2	(2)	(2)
Other comprehensive loss	(10)	—	(6)	(4)
Comprehensive income	$289	$313	$840	$691

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	January 24, 2025	January 26, 2024
Cash flows from operating activities:
Net income	$846	$695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190	191
Non-cash operating lease cost	31	34
Stock-based compensation	291	269
Deferred income taxes	(110)	(2)
Other items, net	(25)	4
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	104	195
Inventories	(82)	37
Other operating assets	(68)	(71)
Accounts payable	(77)	3
Accrued expenses	(94)	(16)
Deferred revenue and financed unearned services revenue	(92)	(160)
Long-term taxes payable	(84)	(107)
Other operating liabilities	1	—
Net cash provided by operating activities	831	1,072
Cash flows from investing activities:
Purchases of investments	(1,288)	(1,663)
Maturities, sales and collections of investments	1,878	1,334
Purchases of property and equipment	(133)	(109)
Other investing activities, net	3	—
Net cash provided by (used in) investing activities	460	(438)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	108	100
Payments for taxes related to net share settlement of stock awards	(168)	(108)
Repurchase of common stock	(900)	(800)
Repayments and extinguishment of debt	(400)	—
Dividends paid	(319)	(312)
Net cash used in financing activities	(1,679)	(1,120)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(10)
Net change in cash, cash equivalents and restricted cash	(391)	(496)
Cash, cash equivalents and restricted cash:
Beginning of period	1,909	2,322
End of period	$1,518	$1,826

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended January 24, 2025
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, October 25, 2024	203	$947	$—	$(55)	$892
Net income	—	—	299	—	299
Other comprehensive loss	—	—	—	(10)	(10)
Issuance of common stock under employee stock award plans, net of taxes	1	17	—	—	17
Repurchase of common stock	(1)	(7)	(193)	—	(200)
Stock-based compensation	—	103	—	—	103
Cash dividends declared ($0.52 per common share)	—	—	(106)	—	(106)
Balances, January 24, 2025	203	$1,060	$—	$(65)	$995

	Three Months Ended January 26, 2024
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, October 27, 2023	206	$825	$—	$(55)	$770
Net income	—	—	313	—	313
Other comprehensive loss	—	—	—	—	—
Issuance of common stock under employee stock award plans, net of taxes	2	25	—	—	25
Repurchase of common stock	(2)	(5)	(95)	—	(100)
Stock-based compensation	—	89	—	—	89
Cash dividends declared ($0.50 per common share)	—	—	(103)	—	(103)
Balances, January 26, 2024	206	$934	$115	$(55)	$994

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended January 24, 2025
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balances, April 26, 2024	206	$997	$208	$(59)	$1,146
Net income	—	—	846	—	846
Other comprehensive loss	—	—	—	(6)	(6)
Issuance of common stock under employee stock award plans, net of taxes	4	(60)	—	—	(60)
Repurchase of common stock	(7)	(35)	(865)	—	(900)
Excise tax on net stock repurchases	—	(3)	—	—	(3)
Stock-based compensation	—	291	—	—	291
Cash dividends declared ($1.56 per common share)	—	(130)	(189)	—	(319)
Balances, January 24, 2025	203	$1,060	$—	$(65)	$995

	Nine Months Ended January 26, 2024
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 28, 2023	212	$945	$265	$(51)	$1,159
Net income	—	—	695	—	695
Other comprehensive loss	—	—	—	(4)	(4)
Issuance of common stock under employee stock award plans, net of taxes	5	(8)	—	—	(8)
Repurchase of common stock	(11)	(96)	(704)	—	(800)
Excise tax on net stock repurchases	—	(5)	—	—	(5)
Stock-based compensation	—	265	—	—	265
Modification of liability-classified awards	—	4	—	—	4
Cash dividends declared ($1.50 per common share)	—	(171)	(141)	—	(312)
Balances, January 26, 2024	206	$934	$115	$(55)	$994

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 26, 2024 contained in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 24, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, the anticipated effects of which have been incorporated, as applicable, into management's estimates as of January 24, 2025.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. We will adopt the new requirements for our annual periods starting in fiscal 2025 (and interim periods thereafter). We expect this pronouncement to result in enhanced financial statement disclosures only.

3. Goodwill and Purchased Intangible Assets, Net

Goodwill by reportable segment as of January 24, 2025 is as follows (in millions):

Amount
Hybrid Cloud	$1,714
Public Cloud	1,009
Total goodwill	$2,723

During the third quarter of fiscal year 2025, we allocated a portion of the Public Cloud goodwill to the disposal group classified as held for sale. See section entitled "Assets and liabilities held for sale" contained in Note 4 – Supplemental Financial Information, for additional information related to this reclassification.

Purchased intangible assets, net are summarized below (in millions):

	January 24, 2025			April 26, 2024
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$55	$(30)	$25	$179	$(108)	$71
Customer contracts/relationships	50	(26)	24	114	(62)	52
Other purchased intangibles	2	(2)	—	6	(5)	1
Total purchased intangible assets	$107	$(58)	$49	$299	$(175)	$124

During the first nine months of fiscal 2025, we retired approximately $25 million of fully amortized intangible assets. During the third quarter of fiscal year 2025, we also reclassified certain intangible assets as held for sale. See section entitled "Assets and liabilities held for sale" contained in Note 4 – Supplemental Financial Information, for additional information related to this reclassification.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Nine Months Ended		Statements of
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024	Income Classification
Developed technology	$8	$9	$25	$26	Cost of revenues
Customer contracts/relationships	5	5	16	16	Operating expenses
Other purchased intangibles	—	—	—	1	Operating expenses
Total	$13	$14	$41	$43

As of January 24, 2025, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2025 (remainder)	$6
2026	21
2027	21
2028	1
Total	$49

4. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	January 24, 2025	April 26, 2024
Cash and cash equivalents	$1,511	$1,903
Restricted cash	7	6
Cash, cash equivalents and restricted cash	$1,518	$1,909

Inventories (in millions):

	January 24, 2025	April 26, 2024
Purchased components	$210	$116
Finished goods	58	70
Inventories	$268	$186

Property and equipment, net (in millions):

	January 24, 2025	April 26, 2024
Land	$46	$46
Buildings and improvements	371	367
Leasehold improvements	101	81
Computer, production, engineering and other equipment	1,160	1,101
Computer software	326	340
Furniture and fixtures	67	77
Construction-in-progress	48	70
	2,119	2,082
Accumulated depreciation and amortization	(1,552)	(1,478)
Property and equipment, net	$567	$604

During the third quarter of fiscal year 2025, we reclassified certain property and equipment as held for sale. See section entitled “Assets and liabilities held for sale” contained in Note 4 – Supplemental Financial Information, for additional information related to this reclassification.

Other non-current assets (in millions):

	January 24, 2025	April 26, 2024
Deferred tax assets	$1,005	$896
Operating lease right-of-use (ROU) assets	242	247
Other assets	411	360
Other assets held for sale	84	—
Other non-current assets	$1,742	$1,503

Other non-current assets as of January 24, 2025 and April 26, 2024 include $89 million and $85 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

Accrued expenses (in millions):

	January 24, 2025	April 26, 2024
Accrued compensation and benefits	$366	$538
Product warranty liabilities	19	18
Operating lease liabilities	41	40
Other current liabilities	505	417
Other current liabilities held for sale	10	—
Accrued expenses	$941	$1,013

Other long-term liabilities (in millions):

	January 24, 2025	April 26, 2024
Liability for uncertain tax positions	$169	$153
Income taxes payable	—	100
Product warranty liabilities	9	9
Operating lease liabilities	215	220
Other liabilities	110	103
Other long-term liabilities	$503	$585

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services revenue balance as reported in our condensed consolidated balance sheets (in millions):

	January 24, 2025	April 26, 2024
Deferred product revenue	$54	$59
Deferred services revenue	4,028	4,123
Financed unearned services revenue	40	52
Total	$4,122	$4,234

Reported as:
Short-term	$2,070	$2,176
Long-term	2,052	2,058
Total	$4,122	$4,234

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

During the nine months ended January 24, 2025 and January 26, 2024, we recognized revenue of $1,737 million and $1,725 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

Remaining performance obligations

As of January 24, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $4.5 billion. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 49% of our remaining performance obligations in the next 12 months and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our condensed consolidated balance sheets (in millions):

	January 24, 2025	April 26, 2024
Other current assets	$66	$69
Other non-current assets	102	100
Total deferred commissions	$168	$169

Other income, net (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Interest income	$20	$27	$83	$80
Interest expense	(12)	(17)	(43)	(48)
Other, net	—	6	—	3
Total other income, net	$8	$16	$40	$35

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 7 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Nine Months Ended
	January 24, 2025	January 26, 2024
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$10	$14
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$287	$294
Interest paid	$53	$53

Assets and liabilities held for sale

In January 2025, we and Flexera Software LLC (“Flexera”), entered a definitive agreement for the sale of our cloud optimization and management software business known as Spot by NetApp, which forms part of our Public Cloud reportable segment. Total sale consideration consists of (i) $70 million in up-front cash consideration; and (ii) up to $49 million in cash consideration contingent upon the achievement of certain financial performance metrics during the period from January 1, 2025 through December 31, 2025. We expect to close on the sale in the fourth quarter of fiscal 2025, subject to customary regulatory approvals and other closing conditions being met. Accordingly, as of January 24, 2025, the assets and liabilities to be conveyed to Flexera as part of the sale of the business have been classified as held for sale, presented within other non-current assets and accrued expenses, respectively, on the condensed consolidated balance sheets. We expect that any gain or loss recorded upon the closing of the transaction will be immaterial to the consolidated financial statements. The major classes of assets and liabilities included as part of the disposal group classified as held for sale as of January 24, 2025 are (in millions):

Amount
Assets:
Property and equipment, net	$14
Goodwill	36
Purchased intangible assets, net	34
Total Assets	84
Liabilities:
Accrued compensation and benefits	8
Short-term deferred revenue and financed unearned service revenue	2
Total Liabilities	$10

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

Investments

The following is a summary of our investments at their cost or amortized cost as of January 24, 2025 and April 26, 2024 (in millions):

	January 24, 2025	April 26, 2024
U.S. Treasury and government debt securities	$750	$1,349
Money market funds	780	1,161
Certificates of deposit	28	12
Mutual funds	44	38
Total debt and equity securities	$1,602	$2,560

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of January 24, 2025, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	January 24, 2025
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$703	$703	$—
Money market funds	780	780	—
Certificates of deposit	28	—	28
Total cash and cash equivalents	1,511	1,483	28
Short-term investments:
U.S. Treasury and government debt securities	750	750	—
Total short-term investments	750	750	—
Total cash, cash equivalents and short-term investments	$2,261	$2,233	$28
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$37	$37	$—
Foreign currency exchange contracts assets (1)	$7	$—	$7
Foreign currency exchange contracts liabilities (3)	$—	$—	$—

	April 26, 2024
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$730	$730	$—
Money market funds	1,161	1,161	—
Certificates of deposit	12	—	12
Total cash and cash equivalents	1,903	1,891	12
Short-term investments:
U.S. Treasury and government debt securities	1,349	1,349	—
Total short-term investments	1,349	1,349	—
Total cash, cash equivalents and short-term investments	$3,252	$3,240	$12
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$32	$32	$—
Foreign currency exchange contracts assets (1)	$1	$—	$1
Foreign currency exchange contracts liabilities (3)	$(13)	$—	$(13)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of January 24, 2025 and April 26, 2024, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of January 24, 2025 and April 26, 2024, the fair value of our long-term debt, which includes the current portion of long-term debt, was approximately $1,877 million and $2,209 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

6. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	January 24, 2025	April 26, 2024
3.30% Senior Notes Due September 2024	3.42%	$—	$400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
Total principal amount		2,000	2,400
Unamortized discount and issuance costs		(6)	(8)
Total senior notes		1,994	2,392
Less: Current portion of long-term debt		(750)	(400)
Total long-term debt		$1,244	$1,992

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of January 24, 2025, we were in compliance with all covenants associated with the Senior Notes.

As of January 24, 2025, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2025 (remainder)	$—
2026	750
2027	—
2028	550
2029	—
Thereafter	700
Total	$2,000

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of January 24, 2025 or April 26, 2024.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of January 24, 2025, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

7. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of January 24, 2025, have remaining lease terms not exceeding 17 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of January 24, 2025, have remaining lease terms not exceeding 4 years. As of January 24, 2025, our automobile leases have remaining lease terms not exceeding 5 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Operating lease cost	$13	$13	$38	$41
Variable lease cost	3	3	11	11
Total lease cost	$16	$16	$49	$52

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Nine Months Ended
	January 24, 2025	January 26, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$36	$38
Right-of-use assets obtained in exchange for new operating lease obligations	$18	$15

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	January 24, 2025	April 26, 2024
Other non-current assets	$242	$247
Total operating lease ROU assets	$242	$247

Accrued expenses	$41	$40
Other long-term liabilities	215	220
Total operating lease liabilities	$256	$260

Weighted Average Remaining Lease Term	8.5 years	9.2 years

Weighted Average Discount Rate	3.3%	3.1%

Future minimum operating lease payments as of January 24, 2025, are as follows (in millions):

Fiscal Year	Amount
2025 (remainder)	$13
2026	47
2027	41
2028	34
2029	29
Thereafter	131
Total lease payments	295
Less: Interest	(39)
Total	$256

8. Stockholders’ Equity

Restricted Stock Units

We granted approximately 3 million restricted stock units (RSUs), including performance-based RSUs (PBRSUs), with a weighted average grant date fair value of $126.96 per share during the nine months ended January 24, 2025.

In the nine months ended January 24, 2025, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of a three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the third fiscal year, following the grant date. The number of shares that will be used to calculate the settlement amount for all of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the nine months ended January 24, 2025, the number of shares used to calculate the settlement amount will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. For the remaining half of the PBRSUs granted in the nine months ended January 24, 2025, the number of shares used to calculate the settlement amount will depend upon the Company's billings result average over the three-year performance period. The billings result average is computed based on achievement against annual billings targets, with each target set at the beginning of the respective fiscal year, during the three-year performance period. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's Consolidated Statements of Income to the amount reported as the change in deferred revenue and financed unearned services revenue on the Consolidated Statements of Cash Flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The aggregate grant date fair value of PBRSUs granted in the current year was $62 million, which is being recognized to compensation expense over the remaining performance / service periods.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Cost of product revenues	$2	$2	$5	$4
Cost of services revenues	6	5	18	17
Sales and marketing	44	36	122	109
Research and development	36	32	104	99
General and administrative	15	14	42	40
Total stock-based compensation expense	$103	$89	$291	$269

As of January 24, 2025, total unrecognized compensation expense related to equity awards was $672 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.0 years.

Stock Repurchase Program

In the first quarter of fiscal 2025, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock. As of January 24, 2025, our Board of Directors has authorized cumulative repurchases of up to $17.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes activity related to the stock repurchase program for the nine months ended January 24, 2025 (in millions, except for per share amounts):

Number of shares repurchased	7.4
Average price per share	$121.46
Stock repurchases allocated to additional paid-in capital	$35
Stock repurchases allocated to retained earnings	$865
Remaining authorization at end of period	$602

Since the May 13, 2003 inception of our stock repurchase program through January 24, 2025, we repurchased a total of 379 million shares of our common stock at an average price of $43.59 per share, for an aggregate purchase price of $16.5 billion.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Nine Months Ended
	January 24, 2025	January 26, 2024
Dividends per share declared	$1.56	$1.50
Dividend payments allocated to additional paid-in capital	$130	$171
Dividend payments allocated to retained earnings	$189	$141

On February 20, 2025, we declared a cash dividend of $0.52 per share of common stock, payable on April 23, 2025 to holders of record as of the close of business on April 4, 2025. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Total
Balance as of April 26, 2024	$(53)	$(7)	$—	$1	$(59)
Other comprehensive income (loss), net of tax	(7)	—	1	2	(4)
Amounts reclassified from AOCI, net of tax	—	—	—	(2)	(2)
Total other comprehensive income (loss)	(7)	—	1	—	(6)
Balance as of January 24, 2025	$(60)	$(7)	$1	$1	$(65)

The amounts reclassified out of AOCI are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024	Statements of Income Classification
Realized losses (gains) on cash flow hedges	$(4)	$2	$(2)	$(2)	Net revenues
Total reclassifications	$(4)	$2	$(2)	$(2)

9. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of January 24, 2025 or April 26, 2024. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	January 24, 2025	April 26, 2024
Cash Flow Hedges
Forward contracts purchased	$109	$71
Balance Sheet Contracts
Forward contracts sold	$553	$881
Forward contracts purchased	$12	$11

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income and Note 8 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
	Gain (Loss) Recognized into Income		Loss Recognized into Income
Foreign currency exchange contracts	$(36)	$20	$(22)	$(29)

10. Restructuring Charges

In the first nine months of fiscal 2025, management approved restructuring plans to redirect resources to highest return activities and reduce costs, which included a reduction of our global workforce by approximately 4%. This includes, in the third quarter of fiscal 2025, a plan approved related to the sale of our cloud optimization and management software business known as Spot by NetApp, resulting in the elimination of certain roles. Charges related to the plans consisted primarily of employee severance-related costs. The activities under the plans are expected to be substantially complete by the end of fiscal 2025.

In the first nine months of fiscal 2024, management executed restructuring plans to redirect resources to highest return activities, and to optimize our global office space for our hybrid work model. In connection with these plans, we reduced our global workforce by approximately 2% and terminated certain real estate leases in various countries, resulting in restructuring charges comprised primarily of employee severance related expenses and lease termination charges. The activities under these plans were substantially completed by the end of fiscal 2024.

Activities related to our restructuring plans are summarized as follows (in millions):

	Nine Months Ended
	January 24, 2025	January 26, 2024
Balance at beginning of period	$10	$36
Net charges	38	44
Cash payments	(29)	(60)
Balance at end of period	$19	$20

11. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Nine Months Ended
	January 24, 2025	January 26, 2024
Effective tax rates	17.8%	21.3%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the nine months ended January 24, 2025 includes an increase in discrete tax benefits related to stock compensation compared to the corresponding period of the prior year. Our effective tax rate for the nine months ended January 26, 2024 included benefits for fiscal 2024 foreign tax credits resulting from legislative guidance for that period, partially offset by an increase in stock compensation for which no tax benefit is recorded.

The Organisation for Economic Co-operation and Development (“OECD”) recently enacted model rules for a new global minimum tax framework known as Pillar Two. These rules have been agreed to by most OECD members. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two rules. On February 1, 2023, the FASB indicated that they believe taxes imposed under Pillar Two is an alternative minimum tax. Accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. We are currently subject to Pillar Two rules starting in our fiscal year 2025. As of January 24, 2025, Pillar Two taxes do not have a significant impact on our financial statements, particularly due to the safe harbor relief during the transition period, but we are still closely monitoring developments.

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

As of January 24, 2025, we had $228 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $169 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $169 million have been recorded in other long-term liabilities.

12. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Numerator:
Net income	$299	$313	$846	$695
Denominator:
Shares used in basic computation	204	206	205	209
Dilutive impact of employee equity award plans	4	5	5	4
Shares used in diluted computation	208	211	210	213
Net Income per Share:
Basic	$1.47	$1.52	$4.13	$3.33
Diluted	$1.44	$1.48	$4.03	$3.26

The following table presents the numbers of potential shares of common stock from outstanding employee equity awards that have been excluded from the computation of diluted net income per share, as their inclusion would have had an anti-dilutive effect, for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Employee equity award plans	—	—	—	3

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Three Months Ended January 24, 2025
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$758	$—	$758
Support revenues	621	—	621
Professional and other services revenues	88	—	88
Public cloud revenues	—	174	174
Net revenues	1,467	174	1,641
Cost of product revenues	328	—	328
Cost of support revenues	48	—	48
Cost of professional and other services revenues	63	—	63
Cost of public cloud revenues	—	41	41
Segment cost of revenues	439	41	480
Segment gross profit	$1,028	$133	$1,161
Segment gross margin	70.1%	76.4%	70.7%
Unallocated cost of revenues[1]			16
Total gross profit			$1,145
Total gross margin			69.8%
[1] Unallocated cost of revenues are composed of $8 million of stock-based compensation expense and $8 million of amortization of intangible assets.

	Three Months Ended January 26, 2024
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$747	$—	$747
Support revenues	631	—	631
Professional and other services revenues	77	—	77
Public cloud revenues	—	151	151
Net revenues	1,455	151	1,606
Cost of product revenues	280	—	280
Cost of support revenues	49	—	49
Cost of professional and other services revenues	58	—	58
Cost of public cloud revenues	—	52	52
Segment cost of revenues	387	52	439
Segment gross profit	$1,068	$99	$1,167
Segment gross margin	73.4%	65.6%	72.7%
Unallocated cost of revenues[1]			16
Total gross profit			$1,151
Total gross margin			71.7%
[1] Unallocated cost of revenues are composed of $7 million of stock-based compensation expense and $9 million of amortization of intangible assets.

	Nine Months Ended January 24, 2025
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,195	$—	$2,195
Support revenues	1,887	—	1,887
Professional and other services revenues	257	—	257
Public cloud revenues	—	501	501
Net revenues	4,339	501	4,840
Cost of product revenues	901	—	901
Cost of support revenues	149	—	149
Cost of professional and other services revenues	191	—	191
Cost of public cloud revenues	—	131	131
Segment cost of revenues	1,241	131	1,372
Segment gross profit	$3,098	$370	$3,468
Segment gross margin	71.4%	73.9%	71.7%
Unallocated cost of revenues[1]			48
Total gross profit			$3,420
Total gross margin			70.7%
[1] Unallocated cost of revenues are composed of $23 million of stock-based compensation expense and $25 million of amortization of intangible assets.

	Nine Months Ended January 26, 2024
	Hybrid Cloud	Public Cloud	Consolidated
Product revenues	$2,043	$—	$2,043
Support revenues	1,865	—	1,865
Professional and other services revenues	233	—	233
Public cloud revenues	—	459	459
Net revenues	4,141	459	4,600
Cost of product revenues	819	—	819
Cost of support revenues	146	—	146
Cost of professional and other services revenues	176	—	176
Cost of public cloud revenues	—	155	155
Segment cost of revenues	1,141	155	1,296
Segment gross profit	$3,000	$304	$3,304
Segment gross margin	72.4%	66.2%	71.8%
Unallocated cost of revenues[1]			47
Total gross profit			$3,257
Total gross margin			70.8%
[1] Unallocated cost of revenues are composed of $21 million of stock-based compensation expense and $26 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
United States, Canada and Latin America (Americas)	$833	$802	$2,458	$2,345
Europe, Middle East and Africa (EMEA)	559	567	1,615	1,538
Asia Pacific (APAC)	249	237	767	717
Net revenues	$1,641	$1,606	$4,840	$4,600

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $768 million and $744 million during the three months ended January 24, 2025 and January 26, 2024, respectively, and were $2,273 million and $2,172 million during the nine months ended January 24, 2025 and January 26, 2024, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	January 24, 2025	April 26, 2024
U.S.	$230	$1,142
International	2,031	2,110
Total	$2,261	$3,252

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	January 24, 2025	April 26, 2024
U.S.	$348	$378
International	219	226
Total	$567	$604

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Arrow Electronics, Inc.	20%	21%	21%	22%
TD Synnex Corporation	26%	21%	24%	21%

The following customers accounted for 10% or more of accounts receivable as of at least one of the dates presented:

	January 24, 2025	April 26, 2024
Arrow Electronics, Inc.	6%	10%
TD Synnex Corporation	27%	26%

14. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of January 24, 2025, we had approximately $0.5 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 24, 2025 and April 26, 2024, such liability amounted to $17 million and $20 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of January 24, 2025, we had approximately $0.6 billion in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our condensed consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $42 million and $58 million of receivables during the nine months ended January 24, 2025 and January 26, 2024, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of January 24, 2025 and April 26, 2024, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of January 24, 2025, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make material payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our condensed consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of January 24, 2025 related to such matters.

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

Stock Repurchase and Dividend Activity

During the first nine months of fiscal 2025, we repurchased approximately 7.4 million shares of our common stock at an average price of $121.46 per share, for an aggregate purchase price of $900 million. We also declared aggregate cash dividends of $1.56 per share in that period, for which we paid $319 million.

Restructuring Events

In the first nine months of fiscal 2025, we approved restructuring plans to redirect resources to highest return activities and reduce costs. Aggregate charges recorded from the restructuring plans during the third quarter and first nine months of fiscal 2025 totaled $9 million and $38 million, respectively.

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

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 24, 2025	January 26, 2024	January 24, 2025	January 26, 2024
Net revenues:
Product	46%	47%	45%	44%
Services	54	53	55	56
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	20	18	19	18
Cost of services	10	11	11	11
Gross profit	70	72	71	71
Operating expenses:
Sales and marketing	27	27	29	30
Research and development	15	16	16	16
General and administrative	5	5	5	5
Restructuring charges	1	1	1	1
Acquisition-related expense	—	—	—	—
Total operating expenses	48	49	50	52
Income from operations	22	23	20	18
Other income, net	—	1	1	1
Income before income taxes	23	24	21	19
Provision for income taxes	4	4	4	4
Net income	18%	19%	17%	15%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Net revenues	$1,641	$1,606	2%	$4,840	$4,600	5%

The increase in net revenues for the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of fiscal 2024 was due to an increase in both product revenues and services revenues. Product revenues as a percentage of net revenues decreased by one percentage point during the three months ended January 24, 2025 and increased by one percentage point during the nine months ended January 24, 2025, as compared to the corresponding periods of fiscal 2024.

Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Product revenues	$758	$747	1%	$2,195	$2,043	7%

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

Total product revenues increased in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of the prior year due to higher sales of C-Series all-flash array systems.

Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Services revenues	$883	$859	3%	$2,645	$2,557	3%
Support	621	631	(2)%	1,887	1,865	1%
Professional and other services	88	77	14%	257	233	10%
Public cloud	174	151	15%	501	459	9%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues decreased marginally in the third quarter of fiscal 2025 and increased marginally in the first nine months of fiscal 2025, compared to the corresponding periods of the prior year.

Professional and other services revenues increased by $11 million and $24 million in the third quarter and first nine months of fiscal 2025, respectively, compared to the corresponding periods of the prior year.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings delivered primarily as-a-service, which include cloud storage and CloudOps services.

Public Cloud revenues increased in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of the prior year, due to higher customer demand, driven by NetApp’s diversified cloud offerings and an overall growth in the cloud market.

Cost of Revenues

Our cost of revenues consists of:

(1) cost of product revenues, composed of (a) cost of Hybrid Cloud product revenues, which includes the costs of manufacturing and shipping our products, inventory write-downs, and warranty costs, and (b) unallocated cost of product revenues, which includes stock-based compensation; and

(2) cost of services revenues, composed of (a) cost of support revenues, which includes the costs of providing support activities for hardware and software support, global support partnership programs, and third party royalty costs, (b) cost of professional and other services revenues, (c) cost of public cloud revenues, constituting the cost of providing our Public Cloud offerings, which includes depreciation and amortization expense and third party datacenter fees, and (d) unallocated cost of services revenues, which includes stock-based compensation and amortization of intangibles.

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Cost of product revenues	$330	$282	17%	$906	$823	10%
Hybrid Cloud	328	280	17%	901	819	10%
Unallocated	2	2	—%	5	4	25%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented approximately 43% and 41% of product revenues for the third quarter and first nine months of fiscal 2025, respectively, compared to 37% and 40%, respectively, for the corresponding periods of fiscal 2024. Materials costs represented 89% of cost of Hybrid Cloud product revenues for the third quarter and first nine months of fiscal 2025, compared to 89% and 88%, respectively, for the corresponding periods of fiscal 2024.

Materials costs increased by $42 million and $80 million, respectively, in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of the prior year.

Hybrid Cloud product gross margins decreased by approximately six percentage points and one percentage point in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of the prior year due to higher component and freight costs.

Unallocated

Unallocated cost of product revenues were relatively flat in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of the prior year.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Cost of services revenues	$166	$173	(4)%	$514	$520	(1)%
Support	48	49	(2)%	149	146	2%
Professional and other services	63	58	9%	191	176	9%
Public cloud	41	52	(21)%	131	155	(15)%
Unallocated	14	14	—%	43	43	—%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, increased in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of fiscal 2024. Cost of Hybrid Cloud services revenues represented approximately 16% of Hybrid Cloud services revenues for the third quarter and first nine months of fiscal 2025 compared to 15% for the corresponding periods of fiscal 2024.

Hybrid Cloud support gross margins were relatively flat in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of the prior year. Hybrid Cloud professional and other services gross margins increased by approximately four percentage points and one percentage point, respectively, in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of fiscal 2024 due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues decreased in each the third quarter and first nine months of fiscal 2025. Public Cloud gross margins increased by eleven percentage points and eight percentage points, respectively, in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of fiscal 2024. The decrease in cost of Public Cloud revenues and improved gross margins was due to cost optimization that included a decrease in fixed assets depreciation, and the mix of offerings provided.

Unallocated

Unallocated cost of services revenues were relatively flat in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of the prior year.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the third quarter and first nine months of fiscal 2025 totaled $772 million, or 47% of net revenues, and $2,389 million, or 49% of net revenues, respectively, reflecting a decrease of one and two percentage points, respectively, compared to the corresponding periods of fiscal 2024, primarily due to the increase in net revenues.

Compensation costs represent the largest component of sales and marketing, research and development and general and administrative expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in sales and marketing, research and development and general and administrative expenses in the third quarter and first nine months of fiscal 2025, were relatively flat compared to the corresponding periods of the prior year.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Sales and marketing expenses	$451	$439	3%	$1,407	$1,368	3%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense.

The increase in sales and marketing expenses in the third quarter of fiscal 2025 compared to the corresponding period of the prior year were primarily due to higher compensation costs and higher spend on outside services.

The increase in sales and marketing expenses in the first nine months of fiscal 2025 compared to the corresponding period of the prior year were primarily due to an increase in sales commissions expenses.

Research and Development (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Research and development expenses	$247	$249	(1)%	$756	$758	—%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs.

Research and development expenses remained relatively flat in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of the prior year.

General and Administrative (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
General and administrative expenses	$74	$81	(9)%	$226	$230	(2)%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs.

General and administrative expenses decreased in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of the prior year, primarily attributable to lower spend on certain business transformation projects.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Restructuring charges	$9	$13	(31)%	$38	$44	(14)%

In the first nine months of fiscal 2025, management approved restructuring plans to redirect resources to highest return activities and reduce costs, which included a reduction of our global workforce by approximately 4%. This includes, in the third quarter of fiscal 2025, a plan approved related to the anticipated sale of our cloud optimization and management software business known as Spot by NetApp, resulting in the elimination of certain roles. Charges related to the plans consisted primarily of employee severance-related costs. The activities under the plans are expected to be substantially complete by the end of fiscal 2025.

In the first nine months of fiscal 2024, management executed restructuring plans to redirect resources to highest return activities, and to optimize our global office space for our hybrid work model. In connection with these plans, we reduced our global workforce by approximately 2% and terminated certain real estate leases in various countries, resulting in restructuring charges comprised primarily of employee severance-related expenses and lease termination charges. The activities under these plans were substantially complete by the end of fiscal 2024.

Acquisition-related Expense (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Acquisition-related expense	$2	$3	(33)%	$4	$9	(56)%

Acquisition-related expenses decreased by $1 million and $5 million, respectively, in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of the prior year.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Interest income	$20	$27	(26)%	$83	$80	4%
Interest expense	(12)	(17)	(29)%	(43)	(48)	(10)%
Other, net	—	6	NM	—	3	NM
Total	$8	$16	NM	$40	$35	NM

NM – Not Meaningful

Interest income decreased in the third quarter of fiscal 2025 primarily due to the lower average outstanding balances of our cash and investments and lower yields thereon, compared to the corresponding period of the prior year. Interest income increased in the first nine months of fiscal 2025 compared to the corresponding period of the prior year, primarily due to higher yields earned.

Interest expense decreased in the third quarter and first nine months of fiscal 2025 compared to the corresponding periods of fiscal 2024, due to the repayment of our 3.30% Senior Notes in September 2024.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Nine Months Ended
	January 24, 2025	January 26, 2024	% Change	January 24, 2025	January 26, 2024	% Change
Provision for income taxes	$71	$69	3%	$183	$188	(3)%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate. Our effective tax rate for the three and nine months ended January 24, 2025 includes an increase in discrete tax benefits related to stock compensation compared to the corresponding periods of the prior year. Our effective tax rate for the three months ended January 24, 2025 also includes an increase in discrete tax expense related to prior period adjustments compared to the corresponding period of the prior year. Our effective tax rate for the three and nine months ended January 26, 2024 included a benefit for increased fiscal 2024 foreign tax credits resulting from legislative guidance for those periods partially offset by an increase in stock compensation for which no tax benefit is recorded.

As of January 24, 2025, we had $228 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $169 million would affect our provision for income taxes if recognized. Net unrecognized tax benefits of $169 million have been recorded in other long-term liabilities.

Liquidity, Capital Resources and Cash Requirements

(In millions)	January 24, 2025	April 26, 2024
Cash, cash equivalents and short-term investments	$2,261	$3,252
Principal amount of debt	$2,000	$2,400

The following is a summary of our cash flow activities:

	Nine Months Ended
(In millions)	January 24, 2025	January 26, 2024
Net cash provided by operating activities	$831	$1,072
Net cash provided by (used in) investing activities	460	(438)
Net cash used in financing activities	(1,679)	(1,120)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(10)
Net change in cash, cash equivalents and restricted cash	$(391)	$(496)

Cash Flows

As of January 24, 2025, our cash, cash equivalents and short-term investments were $2.3 billion, which represents a decrease of $1.0 billion during the first nine months of fiscal 2025. The decrease was primarily due to $900 million used for the repurchase of our common stock, a $400 million principal repayment of our 3.30% Senior Notes due September 2024, $319 million used for the payment of dividends, $168 million used for payment of taxes related to net share settlement of stock awards and $133 million used for purchases of property and equipment, offset by $831 million provided by operating activities and $108 million in proceeds from the issuance of common stock under employee stock award plans. Our net working capital deficit was $287 million as of January 24, 2025, a reduction of $1.1 billion when compared to April 26, 2024, primarily due to the decrease in cash, cash equivalents and short-term investments discussed above and the net increase in the current portion of long-term debt after the repayment of our 3.30% Senior Notes and the reclassification of $750 million principal amount of our Senior Notes from long-term to current liabilities.

Cash Flows from Operating Activities

During the first nine months of fiscal 2025, we generated cash from operating activities of $831 million, reflecting net income of $846 million which was adjusted for non-cash depreciation and amortization expense of $190 million and non-cash stock-based compensation expense of $291 million, compared to $1.1 billion of cash generated from operating activities during the first nine months of fiscal 2024.

Significant changes in assets and liabilities in the first nine months of fiscal 2025 included the following:

•
Accounts receivable decreased $104 million, reflecting more favorable invoicing linearity in the first nine months of fiscal 2025 compared to the last nine months of fiscal 2024.
•
Inventory increased by $82 million, primarily due to higher raw materials purchases.
•
Accrued expenses decreased by $94 million, primarily due to employee compensation payments related to our fiscal 2024 incentive compensation plan accrual.
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

Cash Flows from Investing Activities

During the first nine months of fiscal 2025, we generated $590 million from maturities and sales of investments, net of purchases and paid $133 million for capital expenditures, as compared to the same period of fiscal 2024, in which we used $329 million for the purchases of investments, net of maturities and sales, and paid $109 million for capital expenditures.

We expect the sale of our Spot by NetApp business to close in the fourth quarter of fiscal 2025 resulting in estimated up-front cash proceeds of approximately $70 million before certain transaction costs and customary closing adjustments.

Cash Flows from Financing Activities

During the first nine months of fiscal 2025, cash flows used in financing activities totaled $1.7 billion and included $900 million for the repurchase of approximately 7.4 million shares of common stock, $400 million principal repayment upon maturity of our 3.30% Senior Notes due in September 2024 and $319 million for the payment of dividends. During the first nine months of fiscal 2024, cash flows used in financing activities totaled $1.1 billion and included $800 million for the repurchase of approximately 11 million shares of common stock and $312 million for the payment of dividends.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including cash, cash equivalents and short-term investments, cash generated from operations, and our ability to access capital markets and committed credit lines will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months and thereafter for the foreseeable future. We may choose to periodically raise additional debt capital based on certain conditions, including the refinancing of upcoming maturities and/or for potential strategic acquisitions and investments. Our ability to obtain this or any additional financing that we may pursue or need, will depend on, among other things, our business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. In the event our liquidity is insufficient and we are unable to enter into new financing arrangements, we may be required to curtail spending and implement additional cost saving measures and restructuring actions. We cannot be certain that we will continue to generate cash flows at or above current levels. For further discussion of factors that could affect our cash flows and liquidity requirements, see Item 1A. Risk Factors.

Liquidity

Our principal sources of liquidity as of January 24, 2025 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	January 24, 2025	April 26, 2024
Cash and cash equivalents	$1,511	$1,903
Short-term investments	750	1,349
Total	$2,261	$3,252

As of January 24, 2025 and April 26, 2024, $2.0 billion and $2.1 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $0.3 billion and $1.2 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of January 24, 2025.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of January 24, 2025 (in millions):

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of January 24, 2025.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in May 2023, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on January 22, 2026, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of January 24, 2025, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2025 to be between approximately $30 million and $60 million.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. As of January 24, 2025, the outstanding payment related to the transition tax is estimated to be approximately $100 million which is expected to be paid during fiscal 2026. Our estimates for future transition tax payments, however, could change with further guidance or review from U.S. federal and state tax authorities or other regulatory bodies.

Dividends and Stock Repurchase Program

On February 20, 2025, we declared a cash dividend of $0.52 per share of common stock, payable on April 23, 2025, to holders of record as of the close of business on April 4, 2025.

In the first quarter of fiscal 2025, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock. As of January 24, 2025, our Board of Directors had authorized cumulative repurchases of up to $17.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through January 24, 2025, we repurchased a total of 379 million shares of our common stock at an average price of $43.59 per share, for an aggregate purchase price of $16.5 billion. As of January 24, 2025, the remaining authorized amount for stock repurchases under this program was $0.6 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled approximately $1.1 billion at January 24, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk exposures for the nine months ended January 24, 2025, as compared to those discussed in our Annual Report on Form 10-K for the year ended April 26, 2024.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 24, 2025, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2025, we completed the first phase of our new global enterprise resource planning (ERP) system implementation which impacted certain processes and procedures, resulting in changes to our internal control over financial reporting. As we continue our ERP implementation, which we expect to substantially complete in fiscal 2026, additional changes are anticipated. We expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, and we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve.

With the exception of the implementation described above, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the third quarter of fiscal 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Due to the global nature of our business, risks inherent in our international operations could materially harm our business.

A significant portion of our operations are located, and a significant portion of our revenues are derived, outside of the U.S. In addition, most of our products are manufactured outside of the U.S., and we have research and development, sales and service centers overseas. Accordingly, our international operations, business and future operating results could be adversely impacted by economic, business, regulatory, social and political factors in foreign countries including, among other things, the imposition of government controls, local political or economic conditions including recessionary cycles, inflationary conditions and political uncertainty, economic sanctions, trade protections and regulations and export and import requirements, tariffs, investment restrictions, tax policies, treaties or laws, local labor conditions, transportation costs, government spending patterns, geopolitical tensions and uncertainties, acts of terrorism, international conflicts and natural disasters in areas with limited infrastructure and adverse public health developments.

Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we source and/or manufacture products, including, the impact on our suppliers and contract manufacturers who may look to pass-through additional costs imposed on them, could have a material adverse effect on our business and financial results. The U.S. government has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. For example, the Trump administration recently confirmed its intent to impose heavy tariffs on imports from several nations, including Mexico, Canada and China. If effected, these additional tariffs and policies, particularly with respect to the proposed tariffs on Mexico, could have a significant impact on our business and results of operations. Although we have historically relied on the WTO (World Trade Organization) Information Technology Agreement (“ITA”), which eliminates duties on certain information and communication technology products, there is no guarantee that the ITA can be relied upon to obtain duty-free status for products that are otherwise subject to the additional tariffs proposed by the Trump administration. The exact magnitude of any potential impact remains uncertain, as there may be further changes to tariffs and policies and, consequently, potential increased tension between the U.S. and targeted countries. Our risk exposure may increase further if any countries levy retaliatory tariffs, taxes, or other trade restrictions or penalties against the United States or U.S. companies.

Additionally, ongoing trade tensions between the U.S. and China and recent investment restrictions, such as the U.S. Outbound Investments Rule, could impact our business and operating results. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our or our contract manufacturers’ ability to source key supply chain components included in our products. As a result of Russia’s actions in Ukraine, numerous countries and organizations have imposed sanctions and export controls, while businesses, including the Company, have limited or suspended Russian operations. Russia has likewise imposed currency restrictions and regulations and may further take retaliatory trade or other actions, including the nationalization of foreign businesses. These actions could impact our supply chain, pricing, business and operating results and expose us to cyberattacks. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, and regulations related to data privacy, data protection, and cybersecurity. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors have or could have an adverse impact on our business, operating results, financial condition and cash flows.

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

Moreover, in many foreign countries, particularly in those with developing economies, it is a common business practice to engage in activities that are prohibited by NetApp's internal policies and procedures, or laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act of 1977. There can be no assurance that all our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will comply with these policies, procedures, laws and/or regulations. Any such violation could subject us to fines and other penalties, which could have a material adverse effect on our business, operating results, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended January 24, 2025:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
October 26, 2024 - November 22, 2024	540	$107.51	377,896	$737
November 23, 2024 - December 20, 2024	516	$121.93	378,412	$673
December 21, 2024 - January 24, 2025	596	$129.04	379,008	$602
Total	1,652	$121.05

In May 2003, our Board of Directors approved a stock repurchase program. As of January 24, 2025, our Board of Directors has authorized the repurchase of up to $17.1 billion of our common stock under our stock repurchase program. Since the May 13, 2003 inception of the program through January 24, 2025, we repurchased a total of 379 million shares of our common stock for an aggregate purchase price of $16.5 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

On November 29, 2024, Elizabeth O'Callahan, EVP, Chief Legal Officer of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will expire on June 26, 2026, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of up to 12,000 shares may be sold pursuant to the trading arrangement.

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

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1*	Offer Letter for employment at the Company to Wissam Jabre, dated January 9, 2025.	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

*Identifies management plan or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President and Chief Financial Officer

Date: February 27, 2025