Form 10-K
period 2025-04-25
NetApp, Inc.
filed 2025-06-09
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 25, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.6 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On May 29, 2025, 200,366,162 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 25, 2025.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “committed,” “estimate,” “intend,” “plan,” “positions,” “predict,” “seek,” “strive,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document includes:

•
our future financial and operating results;
•
our strategy;
•
our beliefs and objectives for future operations, research and development;
•
expectations regarding future product releases, growth and performance;
•
global political, economic and industry conditions and trends;
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
•
our ability to maintain our customer, partner, supplier, reseller, distributor and contract manufacturer relationships, including with public cloud providers, on favorable terms and conditions;

•
the impact of industry consolidation affecting our suppliers, competitors, partners and customers;
•
our ability to anticipate techniques used to obtain unauthorized access or to sabotage systems and to implement adequate preventative measures against cybersecurity and other security breaches on our or third parties' systems, products and services;
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
•
changes and uncertainty in U.S. government spending and demand for our products;
•
changes and uncertainty in global trade controls, including tariffs and economic sanctions;
•
our ability to resolve ongoing litigation, tax audits, government audits, inquiries and investigations in line with our expectations;
•
our ability to comply with evolving regulatory and contractual requirements, including certifications;
•
the availability of acceptable financing to support our future cash requirements;
•
valuation and liquidity of our investment portfolio;
•
foreign exchange rate impacts;
•
interest rate and inflationary pressure impacts;
•
our ability to achieve our goals related to sustainability and corporate responsibility matters; and
•
those factors discussed under the heading “Risk Factors” elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

NetApp, Inc. (NetApp, we, us, or the Company) helps customers make their data infrastructure more seamless, more dynamic, and higher performing. We were incorporated in 1992, are headquartered in San Jose, California, and provide a full range of enterprise-class software, systems and services that customers use to transform their data infrastructures across data types, workloads, and environments to realize business possibilities.

We leverage over thirty years of innovation to make data infrastructure intelligent. Our unified data storage solutions deliver flexible, simplified, and silo-free infrastructure. Our active data management capabilities focus on security, compliance, and sustainability, while our adaptive operations enhance performance, efficiency, and productivity. Our extensive portfolio integrates hybrid and multi-cloud environments, addressing key customer priorities such as modernizing legacy systems, enhancing resilience against ransomware, and developing scalable, high-performance data pipelines for artificial intelligence (AI) workloads.

NetApp empowers customers to harness their data for accelerated innovation, improved operations, and competitive advantage. Our unified data storage solutions provide the flexibility to consistently and easily store any data type and support any workload. As the only enterprise-grade storage service natively embedded in the world’s largest clouds, we power data across Amazon AWS, Microsoft Azure, and Google Cloud. Our integrated data services enable active data management, security, protection, governance, and sustainability. Additionally, our operational services support adaptive operations across infrastructure, applications, and teams. Together with our Hybrid Cloud products, these services enable customers to construct a seamless, intelligent data infrastructure across hybrid multi-cloud environments.

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
•
Scalability and agility to maximize infrastructure and application extensibility and team responsiveness.

Our strategy revolves around serving the world's most critical organizations by addressing their complex data management challenges in the age of data. We emphasize the importance of an intelligent data infrastructure that provides flexibility, security, and simplicity at scale. This infrastructure integrates seamlessly with hybrid cloud environments, modernizes application portfolios, and enhances security while ensuring efficiency and performance. NetApp’s unified storage and data management platform, along with embedded data and operational services, enables customers to unify their data for AI, recover from malicious attacks, and achieve significant productivity gains through autonomous, self-healing capabilities.

Our unique approach is built on a unified platform that combines intelligent storage and data architecture with software, AI, and APIs, creating an intelligent data fabric. This platform, exemplified by the ONTAP operating system and BlueXP control plane, provides consistent data experiences and optimized storage operations across on-premises, cloud, and edge environments. Our long history of disciplined execution and architectural excellence has positioned us as a market leader, with a strong presence in the world's leading public clouds and the ability to deliver transformative flexibility and simplicity at scale.

Our market strategy targets large and growing markets, including hybrid cloud, public cloud, flash storage, block storage, and AI. We are expanding our strong position in the unstructured data market and disrupting the mature block storage market with block-optimized flash storage. Our integration with major public cloud providers like Amazon AWS, Microsoft Azure, and Google Cloud positions us to capitalize on cloud migrations and enterprise workloads. In the AI space, we leverage our expertise in unstructured data management to support the entire AI lifecycle, from data foundations to deploying hybrid cloud architectures, ensuring rapid time-to-market and responsible AI deployment.

Product, Solutions and Services Portfolio

Our operations are organized into two segments: Hybrid Cloud and Public Cloud.

Hybrid Cloud

Hybrid Cloud provides a unified data storage portfolio of storage management and infrastructure solutions that helps customers modernize their data centers. By leveraging on-premises, private cloud and public cloud capabilities, we enable customers to modernize applications with a single solution that supports file, block, and object storage. We deliver a versatile data infrastructure solution suitable for all environments and workloads, including the strategic enterprise AI market. Our Hybrid Cloud portfolio accommodates both structured and unstructured data with unified storage optimized for flash, disk, and cloud storage, capable of handling data-intensive workloads and applications. Hybrid Cloud includes software, hardware, and related support, along with professional and other services.

Data management software

NetApp ONTAP software is our foundational technology that underpins NetApp’s critical storage solutions in the on-premises data center and in private and public clouds. ONTAP includes various data management and protection features and capabilities, including automatic ransomware protection against cyber-attacks, built-in data transport features, and storage efficiency capabilities. ONTAP provides the flexibility to design and deploy a storage environment across the broadest range of architectures – from on-premises to hybrid, private, and public clouds. It can be used in NAS, SAN, object, and container environments, as well as software-defined storage (SDS) situations.

Data integrity, security, and business continuity are at the heart of any company’s data center. With the extensive software tools and utilities delivered in ONTAP One, our all-in-one software license, customers can realize their business continuity goals with time, costs, and personnel savings. With NetApp Snapshot, customers can create and manage point-in-time file system copies with no performance impact and minimal storage consumption. This is important for continuous data protection of information in read-only, static, and immutable form. NetApp SnapCenter Backup Management software is designed to deliver high-performance backup and recovery for database and application workloads hosted on ONTAP storage. NetApp SnapMirror Data Replication software can replicate data at high speeds across environments. SnapMirror delivers robust data management capabilities for virtualization, protecting critical data while providing the flexibility to move data between locations and storage tiers, including cloud service providers. NetApp SnapLock Data Compliance software delivers high-performance disk-based data permanence for HDD and SSD deployments.

ONTAP also includes industry-leading cyber resilience solutions that are designed to maximize data protection and security and increase data governance and compliance. NetApp keeps data protected and secured by aligning with the National Institute of Standards and Technology cybersecurity framework, working to block cybersecurity threats and mitigate the high cost of downtime. The built-in, AI-powered Autonomous Ransomware Protection operates natively in the storage layer, combating evolving threats with real-time detection for rapid response and recovery.

Storage infrastructure

NetApp All-Flash FAS (AFF A-Series) is a scale-out platform built for virtualized and containerized environments, combining low-latency performance via performance-optimized flash solid state drives with best-in-class data management, built-in efficiencies, integrated data protection, multiprotocol support, and nondisruptive operations. AFF A-Series, powered by ONTAP, allows customers to connect to clouds for more data services, data tiering, caching, and disaster recovery. The AFF A-Series has a portfolio of products designed for multiple markets and price/performance considerations, from smaller channel commercial market offerings to large-scale, global enterprises.

NetApp All-Flash FAS with capacity flash (AFF C-Series) provides customers with capacity-optimized flash solid state drives which balance performance and affordability. AFF C-Series arrays, powered by ONTAP, are sustainable, scalable, and secure solutions for Tier 1 and Tier 2 applications. The AFF C-Series is ideal for transitioning from hybrid/HDD to all-flash storage; running non-latency sensitive VMware database applications and file environments; and providing a solution for secondary storage targets for disaster recovery, backup, and tiering.

NetApp All-Flash SAN Array (ASA A-Series & C-Series) is NetApp’s modern block storage with best-in-class speed, efficiency, security, sustainability, and cloud integration to accelerate virtual machines and databases. ASA arrays are also powered by NetApp ONTAP but optimized and simplified for SAN workloads. The ASA includes a 99.9999% guaranteed uptime and guaranteed 4:1 storage efficiency.

NetApp Fabric Attached Storage (FAS) series are high-capacity data storage devices powered by NetApp ONTAP. NetApp FAS Storage Arrays provide customers with a balance of performance and capacity running disk drives or hybrid-flash configurations. FAS systems are suitable for secondary storage targets for disaster recovery, backup, and tiering.

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

Public Cloud

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage, data services and operational services. As the only provider of enterprise-grade storage services natively embedded in the world’s largest public cloud providers, NetApp helps organizations harness the power of their data and applications. NetApp’s services leverage AI to maximize productivity across infrastructure and applications, boost team productivity, and reduce operations costs. These solutions and services are generally available on the leading public clouds, including Amazon AWS, Microsoft Azure, and Google Cloud.

Cloud storage

Fully managed cloud storage offerings are available natively on Microsoft Azure as Azure NetApp Files, on Amazon AWS as Amazon FSx for NetApp ONTAP, and on Google Cloud as Google Cloud NetApp Volumes.

In addition, NetApp offers NetApp Cloud Volumes ONTAP on Amazon AWS, Google Cloud, and Microsoft Azure, a cloud-based software for customers who wish to manage their own cloud storage infrastructure.

Our cloud storage services are based on the same ONTAP data management software that underpins our on-premises ONTAP storage infrastructure offerings.

Manageability

At the center of our hybrid multi-cloud storage and data service offerings is NetApp BlueXP. BlueXP is a unified control plane that enables customers to manage their entire data landscape through one single, web-based Software-as-a-Service (SaaS)-delivered control point. NetApp BlueXP combines storage and data services via its unified control plane to change how hybrid, multicloud environments are managed, optimized, and controlled. An intuitive interface and powerful automation help decrease resource waste, complexity, and the risk of managing diverse environments. It brings customers operational simplicity in a complex world. Within BlueXP are standard and optional capabilities (services) that allow customers to control their data and operations.

With BlueXP Copy and Sync, customers can migrate data to the cloud securely and efficiently. Customers can choose where to deploy primary workloads without re-architecting applications or databases. BlueXP Backup and Recovery delivers seamless and cost-effective backup and restore capabilities for protecting and archiving cloud and on-premises data managed by ONTAP. BlueXP Classification service provides data discovery, mapping, and classification driven by AI algorithms with automated controls and reporting for data privacy regulations such as the General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and more. Lastly, BlueXP Ransomware Protection provides AI-driven protection of workloads, with integrated real-time detection and ability to respond quickly to threats and recover in minutes.

Operational services

NetApp Data Infrastructure Insights (formally called “Cloud Insights”) is an infrastructure monitoring tool that gives organizations visibility into their entire infrastructure. It can monitor, troubleshoot, and optimize costs across all resources, including public clouds and private data centers. Working in conjunction with the BlueXP manageability and control plane services, customers can have deep insights into their data operations.

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

Professional and Support Services

NetApp and our certified services partners offer a comprehensive portfolio of assessment, design, implementation, migration, and proactive support services to help customers optimize the performance and efficiency of their on-premises and hybrid multicloud storage environments. Our offerings include storage-as-a-service (STaaS), strategic consulting, professional, managed, and support services.

•
NetApp Keystone is our pay-as-you-grow, STaaS offering that delivers a seamless hybrid cloud experience for those preferring operating expense consumption models to upfront capital expense or leasing. With a unified management console and monthly bill for both on-premises and cloud data storage services, Keystone lets organizations provision, monitor, and even move storage spending across their hybrid cloud environment for financial and operational flexibility.
•
NetApp strategic consulting services provide executive-level, high-touch consulting engagements to help organizations facilitate the alignment of their business and technology goals. Our proven expertise can help organizations define long-term data fabric strategies and operations models to drive IT initiatives for digital transformation.
•
NetApp’s Professional Services offer specialized expertise to minimize risks and simplify designing, implementing, migrating, and integrating NetApp hybrid cloud solutions. This enables businesses to reap the benefits of new technology investments more quickly. Our highly skilled service experts help ensure secure and optimized environments, delivering consistent, high-quality outcomes that meet customers' expectations.
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

We work with a wide range of partners for our customers, including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2025, sales through our indirect channels represented 78% of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 25, 2025, our worldwide sales and marketing functions consisted of approximately 5,100 managers, sales representatives and technical support personnel. We have offices in approximately 26 countries. Sales to customers Arrow Electronics, Inc. and TD Synnex Corporation accounted for 21% and 24% of our net revenues, respectively, in fiscal 2025. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations and net sales attributable to our geographic regions is included in Note 15 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements included in Part II, Item 8.

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

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Fremont, California; San Jose, California; Guadalajara, Mexico; Schiphol Airport, The Netherlands; Helmond, The Netherlands; Tiszaujvaros, Hungary; Taoyuan City, Taiwan; and Singapore. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We strive to have multiple suppliers qualified to provide critical components where possible and have our products manufactured in a number of locations to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, maximizing the exchange of critical information and facilitating the implementation of joint quality programs. We use contract manufacturers for the production of major subassemblies and final system configuration. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

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

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $1,012 million in fiscal 2025, $1,029 million in fiscal 2024 and $956 million in fiscal 2023. These costs consist primarily of personnel and related expenses incurred to conduct product development activities. Although we develop many of our products internally, we also acquire technology through business combinations or through third party licensing when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We operate in an industry with rapid technological advances in hardware, software, and related service offerings. Cloud, digital transformation, and AI initiatives are driving customer and solution requirements changes.

We compete with many companies in the storage and data management markets. Our hybrid cloud solutions primarily compete with legacy IT and storage vendors. Some offer a broad spectrum of products, solutions and services and others offer a more limited set of storage and data-management products, solutions or services. In the emerging AI market, we encounter both our traditional competitive set, as well as newer entrants, focused primarily on the AI model training space. Additionally, public cloud providers offer customers storage as an operating expense which competes with more traditional storage offerings that customers acquire through capital expenditures. We both partner with and compete against cloud providers with our public cloud software and services. Legacy vendors are not often encountered as competitors in the cloud storage services market.

We compete with many companies in the cloud operations marketplace, including new companies (startups) and larger software companies who target developers, and operations engineering (DevOps). Some companies have single point solutions that compete with one of our services and others are building platforms. Additionally, public cloud providers offer similar services on their own cloud.

We face ongoing product and price competition in all areas of our business, including from both branded- and generic-product competitors.

Our current and potential competitors may establish cooperative relationships among themselves or with third-parties, including some of our partners. New competitors or alliances among competitors might emerge and further increase competitive pressures.

We consider our hardware, software innovation, cloud integration, and technology partnerships key to our competitive differentiation. We believe our competitive advantage also includes the nature of the relationships we form with our customers and partners worldwide. We strive to deliver an outstanding experience in every interaction we have with our customers and partners through our product, service, and support offerings, which enables us to provide our customers with a full range of expertise before, during and after their purchases.

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

Environmental Disclosure

We believe that our commitment to helping our customers and partners succeed and to positively affecting the communities where our employees work and live supports our efforts to deliver value to our stockholders. We are committed to the reduction of greenhouse gas emissions; the efficient use of resources; and reducing, relative to the growth of the Company, the environmental impacts from our operations, products, and services, as well as complying with laws and regulations related to these areas.

We voluntarily measure, monitor, and publicly report our scope 1, scope 2, and scope 3 (partial) greenhouse gas emissions and water impacts. We seek to optimize the energy efficiency of our buildings, labs, and data centers; and we have increased our use of renewable energy, especially at our facilities in Bangalore, India (95% of the total energy consumed is renewable); Cork, Ireland (100% of electricity consumed is from renewable energy) and Wichita, Kansas (100% of the electricity consumed is produced by renewable wind energy).

At the global, regional and state levels, various laws and regulations have been implemented or are under consideration to mitigate or report on the effects of climate change. Environmental laws are complex and have tended to become more stringent over time. However, it is difficult to anticipate future regulations pertaining to environmental matters and to estimate their impacts on our operations. Additionally, we have implemented disaster recovery and business resiliency measures to mitigate the physical risks our facilities, business, and supply chain might face as a consequence of natural disasters, earthquakes, floods, droughts, and other such occurrences or severe weather/climate-related phenomena.

We are subject to international, federal, state, and local regulations regarding workplace safety and protection of the environment. Various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs, subject us to business interruptions or cause customers to cease purchasing from us. We strive to comply with all applicable environmental laws. All of our products meet the applicable requirements of the following European Union (EU) directives: Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH); Energy Related Products (ErP); and Restriction of Hazardous Substances (RoHS). We also comply with the China RoHS directive. We have a global product take-back program and an e-waste scheme to comply with the EU directive on Waste Electrical and Electronic Equipment (WEEE), and Extended Producer Responsibility (EPR) regulations in India, Singapore and California.

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

Human Capital

We take pride in, and believe our success depends on, attracting and retaining leading talent in the industry based on a culture-fit approach. From our inception, NetApp has worked to build a model company and has embraced a culture of openness and trust. Our employees are supported and encouraged to be innovative, and we communicate openly and transparently so that employees can focus on critical and impactful work that ties directly to our business strategy. We continue to invest in our global workforce to support inclusion and belonging and our employees’ well-being and development.

Belonging

We believe inclusion and belonging lead to more innovation, better access to talent and improved business outcomes. Our strategies are intended to promote a team-based culture, inclusiveness, and to achieve sustained business results.

Benefits, Wellbeing and Engagement

Our healthcare options offer competitive, comprehensive coverage for our employees and their families, including:

•
National medical plans;
•
Regional medical plans;
•
Expert advice from world-renowned doctors through our medical second opinion program;
•
National dental plans;
•
National vision plans; and
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

Giving Back. The NetApp Cares programs support our employees' efforts to make a positive difference in our communities. In fiscal 2025, NetApp employees donated over 20,900 hours to serve their communities and make an impact around the world. The NetApp Cares programs encourage employees to volunteer through individual, team or company efforts.

Board Oversight of Human Capital Management

Our Board of Directors plays an active role in overseeing the Company's human capital management strategy and programs. Our Talent and Compensation Committee provides oversight of our talent strategy and key programs related to corporate culture, workforce inclusion, talent acquisition, engagement, development and retention.

Employees

As of April 25, 2025, we had approximately 11,700 employees worldwide. None of our employees are represented by a labor union and we consider relations with our employees to be good.

Please visit our website for more detailed information regarding our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Information About Our Executive Officers

Our executive officers and their ages as of June 9, 2025, were as follows:

Name	Age	Position
George Kurian	58	Chief Executive Officer
César Cernuda	53	President
Wissam Jabre	55	Executive Vice President and Chief Financial Officer
Harvinder S. Bhela	53	Executive Vice President and Chief Product Officer
Elizabeth M. O'Callahan	56	Executive Vice President, Chief Administrative Officer, and Secretary

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

Wissam Jabre joined NetApp in March 2025 as executive vice president and chief financial officer, overseeing the worldwide finance and investor relations organizations. Mr. Jabre is an accomplished finance executive with over 20 years of experience leading finance organizations and driving value creation through disciplined operational management. Prior to joining NetApp, Mr. Jabre served as the executive vice president and CFO at Western Digital Corporation from February 2022 to February 2025, where he led the global finance organization and oversaw various critical functions. Prior to joining Western Digital, he served as the CFO of Dialog Semiconductor from March 2016 to August 2021. He has also held senior finance positions at prominent technology companies, including Advanced Micro Devices, Freescale Semiconductor (since acquired by NXP Semiconductors), and Motorola. Mr. Jabre's career began at Schlumberger, where he gained valuable experience in both engineering and finance roles. Mr. Jabre holds a B.E. in Electrical Engineering from the American University of Beirut and an MBA from Columbia Business School. He also serves on the board of directors of MKS, Inc. where he serves as a member of the audit committee.

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

Elizabeth M. O’Callahan joined NetApp in 2013 and has served as NetApp’s executive vice president, chief administrative officer, and secretary since March 2025. Prior to her appointment as chief administrative officer, Ms. O’Callahan served as executive vice president, chief legal officer, and secretary from January 2022 to February 2025, senior vice president and general counsel from May 2021 to December 2021, as vice president and deputy general counsel from May 2020 to April 2021, and as vice president, corporate legal from October 2013 to April 2020. Ms. O’Callahan has over 20 years of experience advising technology companies on a variety of matters, including corporate governance, executive compensation, securities law, employment law, mergers and acquisitions, capital markets transactions, corporate compliance and ethics, data privacy, intellectual property, crisis management, real estate, litigation and government relations. Before joining NetApp, Ms. O’Callahan served in a senior legal role at Xilinx (since acquired by AMD). She began her legal career in private practice in Silicon Valley specializing in corporate law and business litigation. Ms. O’Callahan holds a bachelor’s degree from the University of California at Los Angeles and a J.D. from Santa Clara University.

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

Item 1A. Risk Factors

The following discussion and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management's Report on Internal Control Over Financial Reporting” reflect our current judgment regarding the most significant risks we face. These risks can and will change in the future.

Risks Related to Our Business and Industry

Global economic and geopolitical conditions have adversely affected and may in the future continue to adversely affect our industry, business operations, and financial performance, including our revenue growth, profitability, financial condition and cash flows.

As a global company, our business is influenced by worldwide economic and market conditions, including, among others, inflation, slower growth, economic downturn or recession, changes in fiscal and monetary policies, higher interest and tax rates, economic uncertainty, political instability, regional conflicts, military warfare, extreme weather events and effects from climate change, natural disasters and pandemics, supply chain interruptions and shortages, changes in laws, reduced consumer confidence and spending, international trade protection measures and disputes (including economic and trade barriers, tariffs, sanctions and export controls), and the threat and potential of retaliatory trade control policies (including retaliatory tariffs). These factors, as well as the fear or anticipation of such conditions, may influence decisions and actions by our key stakeholders and the market generally, and can lead to increased volatility in the IT industry, making it difficult to predict future demand for our products and services. They can also negatively impact the availability of supplies and limit access to capital for our suppliers, customers and partners.

Any of these factors above, as well as other adverse macroeconomic conditions can significantly reduce demand for our products and negatively affect our operating results due to customer concerns about declining demand for their products, reduced asset values, fluctuating energy costs, geopolitical issues, the cost and availability of credit, and the stability of financial institutions, markets, businesses, and governments. These conditions may be widespread, and their resolution could be uncertain. If we are not able to efficiently and effectively resolve such issues in a timely manner, or if our chosen strategies are not successful, then our business, operations and financial condition could be materially adversely impacted. Consequently, these risks and conditions could materially adversely affect our future sales and operating results.

Our business may be negatively impacted by technological trends in our market or our inability to keep pace with rapid industry, technological, and market changes.

The growth in our industry and the markets we compete in is driven by the increasing demand for data, which in turn drives the need for storage and data management solutions. However, our markets could face challenges due to technology transitions, increased storage efficiency, competitive pricing dynamics, changing consumption models, and uncertain macroeconomic conditions. Additionally, the impact of generative artificial intelligence (GenAI) on the storage and data management markets and regulation thereof is still unfolding and could evolve unpredictably.

As customers undergo their information technology (IT) transformations, leveraging modern architectures and hybrid cloud environments, they seek simpler solutions and new consumption models. This shift is directing spending towards transformational projects and architectures like flash storage, hybrid cloud, cloud storage, and IT as a service. The future impact of these trends on both short- and long-term demand for our products is uncertain, and we may struggle to meet customer demand with the expected level of quality and support for new products or services.

Our business may suffer if we fail to keep pace with rapid industry, technological, or market changes, or if our products and services are not well-received in the marketplace. These factors, along with other considerations discussed in this Annual Report on Form 10-K, could lead to a decline in customer demand for our products and services, resulting in decreased revenue on a year-over-year basis, as seen in fiscal 2017, 2020, and 2024. If the overall growth rate of industry declines, if specific markets we compete in experience reduced growth, if storage consumption models change, if our new and existing products and services do not gain customer acceptance, or if we do not adapt our sales programs to market changes, our business, operating results, financial condition, and cash flows could be adversely affected.

The global nature of our business exposes us to risks that could materially harm our operations, revenues, and financial results.

A significant portion of our operations and revenues are derived from outside of the U.S., and most of our products are sourced and manufactured outside of the U.S. We also have research and development, sales, and service centers internationally. Consequently, our international operations and future financial results could be adversely affected by various economic, business, regulatory, social and political factors in foreign countries. These factors include government controls, local political or economic conditions such as recessions, economic downturns, inflation and political uncertainty, economic sanctions, trade protections and regulations, export and import requirements (including but not limited to government and regulatory authorizations), tariffs, investment restrictions, tax policies, treaties or laws, local labor conditions, transportation costs, government spending patterns, geopolitical tensions and uncertainties, acts of terrorism, international conflicts, natural disasters, and adverse public health developments.

Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we source and/or manufacture products, including the impact on our suppliers and contract manufacturers who may look to pass through additional costs imposed on them, could have a material adverse effect on our business and financial results. The U.S. government has recently enacted changes to U.S. trade policy and has signaled plans for possible additional changes. For example, the U.S. government has imposed sweeping tariffs on certain products and countries and has signaled that further tariffs may be imposed in the future. The U.S. government's tariffs policy remains fluid, with tariffs on certain countries delayed or reduced in scope, and additional tariffs likely to be forthcoming on other countries or specified products. Additional tariffs and restrictive policies, particularly with respect to the tariffs on Mexico, could have a significant impact on our business and results of operations. The exact magnitude of any potential impact remains uncertain given possible further changes in tariffs and increased tensions with U.S. trading partners targeted by tariffs or other restrictive trade policies. Our risk exposure may increase further if any countries levy retaliatory tariffs, taxes, or other trade restrictions or penalties against the United States or U.S. companies.

Additionally, ongoing trade tensions between the U.S. and China and recent investment restrictions, such as the U.S. Outbound Investment Security Program, could impact our business and operating results. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our or our contract manufacturers’ ability to source key supply chain components included in our products. As a result of Russia’s actions in Ukraine, numerous countries and organizations have imposed sanctions and export controls, while businesses, including the Company, have limited or suspended Russian operations. Russia has likewise imposed currency restrictions and regulations and may further take retaliatory trade or other actions, including the nationalization of foreign businesses. These actions could impact our supply chain, pricing, business and operating results and expose us to cyberattacks. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, and regulations related to data privacy, data protection, and cybersecurity. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors have had or could have an adverse impact on our business, operating results, financial condition and cash flows.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our operating results, financial condition and cash flows. We utilize forward and option contracts in an attempt to reduce the adverse impact of exchange rate fluctuations on certain assets and liabilities. Our hedging strategies may not be successful, and currency exchange rate fluctuations could have a material adverse effect on our operating results and cash flows. In addition, our foreign currency exposure on assets, liabilities, and cash flows that we do not hedge could have a material impact on our financial results in periods when the U.S. dollar significantly fluctuates in relation to foreign currencies.

Moreover, in many foreign countries, particularly in those with developing economies, it is a common business practice to engage in activities that are prohibited by NetApp's internal policies and procedures, or laws and regulations applicable to us. There can be no assurance that all our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will comply with these policies, procedures, laws and/or regulations. Any such violation could subject us to fines and other penalties, which could have a material adverse effect on our business, operating results, financial condition and cash flows.

The dynamic markets in which we operate and our sales and distribution structure make it challenging to forecast revenues, and any disruption could harm our business, operating results, financial condition, and cash flows.

We participate in dynamic markets and employ diverse business and sales models, which complicate revenue forecasting. We sell to a wide range of customers across various industries and geographies, both directly and through multiple channels, each with different sales cycles. Most of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs), and strategic business partners, including public cloud providers. This structure makes it particularly difficult to predict future revenue, especially within any specific fiscal quarter or year.

Our relationships with our indirect channel partners and strategic business partners are crucial to our success. The loss of one or more of our key indirect channel partners in a particular region, or the failure of our channel or strategic partners, including public cloud providers, to promote our products could negatively impact our operating results. Qualifying and developing new indirect channel partners typically requires significant time and resource investment before achieving acceptable productivity levels.

If we fail to maintain strong relationships with our indirect channel partners and strategic partners, including public cloud providers, if our partners seek to renegotiate or terminate existing contracts or agreements, or if their financial condition, business, or customer relationships weaken, if they fail to comply with legal or regulatory requirements, or if we cease to do business with them for these or other reasons, our business, operating results, financial condition and cash flows could be adversely affected.

Our business, operating results, financial condition, and cash flows could be adversely affected if we are unable to develop, introduce and gain market acceptance for new products and services while managing the transition from older ones, or if we cannot provide the expected level of quality and support for our new products and services.

Our future growth relies on the successful development and introduction of new hardware and software products and services. The complexity of storage and data management software, subsystems and appliances, as well as the challenges in estimating the engineering effort required to produce new products and services, pose significant technical and quality control risks for these new products and services. If we encounter technological challenges, customer reluctance, or other obstacles that prevent us from developing, introducing and gaining market acceptance for new products and services, or if we fail to provide the expected level of product and support quality, our business, operating results, financial condition and cash flows could be materially and adversely affected. Introducing new products and features exposes us to additional financial and operational risks. These include the ability to forecast customer preferences and demand, managing production capacity to meet the demand for new products and services and avoid excessive inventories of older products and components, manage the transition from older products and solutions, and handle the impact of customer demand for new offerings versus those being replaced.

As customers transition from older products to newer ones, delays or decisions to postpone the transition could lead to non-renewal of new offerings, impacting our ability to manage and forecast customer churn and expansion rates. Additionally, uncertainties related to the price-performance of new products compared to competitors, competitors’ responses to our new products, extended evaluation periods by customers, and our partners’ investment in selling our new products add to the inherent risks. If we do not manage these risks effectively, our business, operating results, financial condition, and cash flows could face significant adverse impacts. Furthermore, entering new or emerging markets will likely increase demands on our service and support operations and expose us to additional competition. We may struggle to provide competitive products, services and support for these market opportunities.

Our gross margins may fluctuate.

Our gross margins are influenced by a variety of factors, including macroeconomic volatility, competitive pricing, component and product design costs, inflation, foreign exchange currency fluctuations, and the volume and relative mix of revenues from product sales, software support, hardware support, and other services offerings. Factors such as increased component and labor costs, pricing and discounting pressures, changes in component costs and product prices, or shifts in revenue mix and volume from different offerings could negatively impact our revenues, gross margins or earnings.

Additionally, our gross margins are affected by the cost of any substandard materials and our sales and distribution activities, including pricing actions, rebates, sales initiatives, discount levels, and the timing of service contract renewals. Third-party component costs make up a significant portion of our product costs. We may have difficulty managing these costs if supplies of certain components, including NAND, become limited or component prices rise. Such limitations could increase our product costs.

We have experienced, and may continue to experience, negative impacts on our gross margins due to rising component costs, logistics costs, tariffs and other trade barriers, and inflationary pressures. An increase in component or design costs relative to our product prices could harm our gross margins and earnings. Failure to sustain or improve our gross margins may have a material adverse effect on our business and stock price.

Issues related to the development and use of artificial intelligence (AI), including GenAI, could lead to legal or regulatory action, damage our reputation, or otherwise materially harm our business.

As a technology company at the forefront of AI innovation, our business faces potential risks associated with the rapidly evolving regulatory landscape for AI. Governments and regulatory bodies worldwide are increasingly enacting new laws and guidelines to address the ethical, privacy, and security implications of AI technologies. Non-compliance, even if inadvertent or without our knowledge, with these emerging regulations could result in legal and financial penalties, reputational damage, and operational disruptions. Additionally, the diverse and sometimes conflicting nature of international AI regulations may pose challenges in maintaining consistent compliance across different jurisdictions. The complexity and novelty of these laws may also require investments in compliance infrastructure, including enhanced data governance frameworks, algorithmic transparency, and bias mitigation strategies.

We are increasingly building and/or leveraging AI technology in certain products, services, and business operations, and our research and development in this area is ongoing. As with many innovations, AI presents risks, challenges, and potential unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed, and AI technologies are complex and rapidly evolving. We face significant competition in the market and from other companies regarding such technologies.

We may be unsuccessful in identifying or resolving ethical and legal issues presented by the use of AI before they arise. AI-related issues, deficiencies and/or failures could result in (i) legal or regulatory action, including to enforce new legislation regulating AI in various jurisdictions where we operate, and the application of existing data protection, privacy, intellectual property, and other laws; (ii) damage to our reputation; (iii) time-consuming and costly litigation, including related to intellectual property; (iv) inability to protect our intellectual property; (v) disclosure of our confidential information or (vi) other material harm to our business. If regulation significantly delays or impedes the adoption of AI, we may not be able to meet our development goals or our sales forecasts.

Increasing competition and industry consolidation could harm our business, operating results, financial condition and cash flows.

Our markets are highly competitive, fragmented, and characterized by rapidly changing technology. We face competition from many companies, including established public companies, newer public companies with a strong focus on flash storage, and new market entrants targeting opportunities in GenAI and application data management for Kubernetes. Some competitors offer a broad range of IT products and services (full-stack vendors), while others offer a more limited set.

Technology trends, such as GenAI, hosted or public cloud storage, software as a service (SaaS), IT as a service, and flash storage are driving significant changes in storage architectures and solution requirements. Cloud service providers offer storage on demand without requiring capital expenditure, which meets rapidly evolving business needs and has altered the competitive landscape. Competitors may develop new technologies, products, or services ahead of us or establish new business models, more flexible purchase models, or disruptive technologies. By extending our offerings in flash, cloud storage, converged infrastructure, and block storage, and GenAI, we are entering new segments and facing competition from both traditional competitors and emerging competitors. The long-term potential and competitiveness of emerging vendors remains uncertain.

New competitors or alliances among existing competitors could emerge and quickly gain significant market share or buying power. Changes in customer requirements or increased industry consolidation could result in stronger competitors better able to compete. Additionally, current and potential competitors may establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers. For additional information regarding our competitors, see the section entitled “Competition” contained in Part I, Item 1 - Business of this Annual Report on Form 10-K.

Transition to consumption-based business models may adversely affect our revenues and profitability in other areas of our business, potentially harming our business, operating results, financial condition and cash flows.

We offer customers a variety of consumption models, including cloud-based storage services and storage as a service (STaaS) delivered on-premises. As these business models continue to evolve, we may face challenges in competing effectively, generating significant revenues, or maintaining the profitability of our consumption-based offerings. Additionally, the growing prevalence of cloud and SaaS delivery models offered by us and our competitors may reduce overall demand for our traditional on-premises offerings sold through a capital expenditure (capex) model, which could negatively impact our revenues and cash flow, at least in the short term. Failure to successfully execute our consumption model strategy or anticipate customer needs could lead to a decline in our revenues and our profitability could decline.

As customer demand for our consumption model offerings increases, we will encounter differences in the timing of revenue recognition compared to our traditional purchase arrangements. Revenue from traditional purchases is generally recognized in full at the time of delivery, whereas revenue from consumption model offerings is generally recognized ratably over the term of the arrangement. We incur certain expenses related to the infrastructure and marketing of our consumption model offerings before we can recognize the associated revenues.

If we are unable to attract and retain qualified personnel, our business, operating results, financial condition and cash flows could be harmed.

Our success depends on our ability to hire and retain qualified personnel to advance our corporate strategy and maintain key aspects of our corporate culture. As our future success relies on enhancing and introducing new products and features, we particularly need to attract and retain qualified engineers and technical talent, especially in emerging technology areas like AI and machine learning. To increase revenues, we must also increase the productivity of our sales force, which may require an increase in support infrastructure and personnel, to achieve adequate customer coverage.

Competition for qualified employees, particularly in the technology industry, is intense. We have periodically reduced our workforce, including restructuring plans announced in fiscal 2023, fiscal 2024, and fiscal 2025, respectively. These actions may make it more challenging to attract and retain qualified employees. Failure to hire and retain skilled management and personnel, particularly engineers, salespeople, and key executive management, could disrupt our development efforts, sales results, business relationships, and our ability to execute our business plan and strategy, adversely affecting our operating results, financial conditions and cash flows.

Many of our employees participate in our hybrid work program and work remotely on a full- or part-time basis. Changes to our office environments, including the adoption of new work models and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees, and may create challenges in attracting and retaining qualified personnel, adversely affecting our business operations and financial performance.

Additionally, many of our employees are foreign nationals relying on visas and entry permits to work legally in the U.S. and other countries, and may be dependent on licenses to work with controlled technology. Restrictions or difficulties in obtaining H-1B, L-1 and other business visas, as well as licenses to work with controlled technologies, along with compliance with new immigration and labor laws and unintended impacts from changes in immigration policy or in the enforcement of existing immigration laws and policies, could lead to unexpected labor costs and hinder our ability to retain and attract skilled professionals, negatively impacting our business, results of operations or financial conditions.

Equity grants are a crucial part of our compensation programs, supporting talent attraction and engagement and aligning employee interests with stockholders. A competitive broad-based equity compensation program is essential to compete for talent in both the hardware and software industries, where competitors offer significant equity compensation. Reducing, modifying, or eliminating our equity programs, or failing to grant equity competitively, may hinder our ability to attract and retain critical employees.

Furthermore, the structure of our sales, cash, and equity incentive compensation plans may increase the risk of losing employees at certain times, such as after the payment of periodic bonuses or the vesting of equity awards.

Our acquisitions or divestitures may not achieve the expected benefits and could increase our liabilities, disrupt our existing business, and harm our operating results, financial condition and cash flows.

As part of our strategy, we may seek to acquire other businesses and technologies to complement our current products and services, expand our market reach, or enhance our technical capabilities. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures and organizational structure. We may also divest businesses, product lines, or divisions that no longer align with our current offerings. For example, we sold our FinOps business to Flexera in fiscal 2025. Realizing the benefits we would expect to receive from a divestiture would depend on our ability to manage the separation of operations, services, products, and personnel, in addition to other risks.

Any inaccuracy in our assumptions or failures to identify and mitigate liabilities or risks associated with an acquisition or divestiture – such as differing or inadequate cybersecurity and data privacy protection controls or contractual limitations of liability – could reduce or eliminate the expected acquisition or divestiture benefits. If we fail to make acquisitions or divestitures on favorable terms, integrate or divest the subject business or assets as planned, or retain or separate key employees, our costs could increase, our operations could be disrupted, and we could face additional liabilities, investigations and litigation. This could harm our strategy, business, and operating results. Additionally, the failure to achieve expected benefits from acquisitions or divestitures may result in impairment charges for goodwill and intangible assets.

Risks Related to Our Operations

We often incur expenses before receiving related benefits, and it may be difficult to reduce expenses quickly if demand declines.

We base our expense levels partly on future revenue expectations, and a significant portion of our expenses are fixed. Reducing these fixed costs quickly can be challenging, and if our revenue falls below expectations, our operating results could be adversely impacted. During periods of uneven growth or decline, we may incur costs before realizing the anticipated benefits, which could also harm our operating results.

We have made, and will continue to make, significant investments in engineering, sales, service and support, marketing, and other functions to support and grow our business. The costs associated with these investments are likely to be recognized earlier than some of the related anticipated benefits, such as revenue growth. Additionally, the return on these investments may be lower or may develop more slowly than we expect, which could harm our business, operating results, financial condition and cash flows.

Initiatives to improve our cost structure, business processes, and systems may not achieve the expected benefits and could negatively impact our reputation, business, operating results, financial condition and cash flows.

We continuously strive to make our cost structure and business processes more efficient, including by relocating our business activities from higher-cost to lower-cost locations, outsourcing certain business processes and functions, and implementing changes to our business information systems. These efforts require significant investment of financial and human resources and substantial changes to our current operations. For example, in fiscal 2025, we continued our implementation of certain new business information systems, including a new enterprise resource planning (ERP) system to enhance and standardize our processes, improve oversight, and better serve our customers. However, any disruption during this transition could impact our ability to send and track invoices, process vendor payments, pay employees, fulfill contractual obligations, report financial results, maintain effective internal controls, or operate our business effectively.

We may also encounter difficulties in implementing new business information systems or maintaining and upgrading existing systems and software. These difficulties could lead to significant expenses or losses due to unexpected additional costs, disruption in business operations, loss of sales or profits, or delays in processing and reporting key financial information. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

Additionally, as we move operations to lower-cost jurisdictions and outsource certain business processes, we become subject to new regulatory regimes and lose control of certain aspects of our operations, increasing our dependence upon third-party systems and processes. If we fail to move operations, outsource processes, or implement new information in compliance with local laws and maintain adequate standards, controls and procedures, the quality of our products and services may suffer, and we may face increased litigation risk. These issues could adversely affect our business, operating results, and financial condition.

If we do not achieve the expected benefits of these and other transformational initiatives, our business, operating results, financial condition, and cash flows could be harmed.

We are exposed to credit risks, fluctuations in the market value of our investment portfolio, and potential adverse effects on our cash and cash equivalents if the financial institutions holding them fail.

We maintain an investment portfolio of various holdings, types, and maturities. The credit ratings and pricing of our investments can be negatively affected by factors such as volatile macroeconomic conditions, liquidity issues, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. Consequently, the value and liquidity of our investments and their returns may fluctuate significantly. Unfavorable macroeconomic conditions, rising interest rates, international trade protection measures and disputes (including economic and trade barriers, tariffs, sanctions and export controls), or other circumstances could lead to an economic slowdown or global recession, potentially causing failures of counterparties, including financial institutions, governments, and insurers. This could materially decrease the value of our investment portfolio and substantially reduce our investment returns.

We regularly maintain cash balances at large third-party financial institutions that exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 and similar regulatory insurance limits outside the United States. If a depository institution where we maintain deposits fails or faces adverse financial or credit markets conditions, we may not be able to recover all of our deposits, which adversely impacts our operating liquidity and financial performance.

Additionally, if our customers or partners experience liquidity issues due to financial institution defaults or non-performance where they hold cash assets, their ability to pay us may be impaired. This could materially affect our results of operations, including the collection of accounts receivable and cash flows.

Our initiatives and disclosures related to sustainability and corporate responsibility matters expose us to risks that could adversely affect our reputation and performance.

We have publicly announced, and may continue to establish and announce, initiatives regarding sustainability and corporate responsibility matters, as well as other related matters in our Impact Report, on our website and elsewhere. These statements, which are included in our Impact Report, on our website, in our SEC filings, and elsewhere, reflect our current plans and aspirations but are not guarantees of achievement. Implementing these initiatives and goals can be challenging and costly, and our current plans and aspirations may not all succeed or be achieved in the way and on the timelines we expect or at all. While these initiatives and goals are not a critical part of our business operations and may not significantly impact our financial performance directly, they are an important part of our business ethos and corporate culture that we believe is valued and appreciated by our investors and key stakeholders.

There is growing attention from governments, investors, customers, employees, and other stakeholders on sustainability and corporate responsibility matters, and laws and regulations regarding disclosure, reporting and diligence requirements continue to evolve. We may face scrutiny from stakeholders regarding the scope or nature of our sustainability and corporate responsibility initiatives or any changes to these initiatives. In addition, state attorneys general and other governmental authorities may take action against certain sustainability and corporate responsibility policies or practices, and we may become subject to restrictions on sustainability and corporate responsibility initiatives. Incomplete or inaccurate sustainability and corporate responsibility-related data, failure to achieve sustainability and corporate responsibility goals, or government enforcement actions or litigation relating to sustainability and corporate responsibility initiatives could negatively impact our ability to attract or retain employees, our attractiveness as an investment or business partner, and ultimately our business, financial performance, and growth.

Risks Related to Our Customers and Sales

A portion of our revenues is generated by large, recurring purchases from various customers, resellers and distributors.

A significant portion of our net revenues rely on sales to a limited number of customers and distributors. We typically do not enter into binding long-term purchase commitments with our customers, resellers, and distributors, meaning there is no guarantee that we will continue to receive large, recurring orders from them. For instance, our reseller agreements generally do not require minimum purchases, and our customers, resellers, and distributors can stop purchasing and marketing our products at any time. The loss, cancellation, or delay of purchases has previously impacted our revenues and could again in the future.

Any deterioration in the financial stability of our customers, resellers, and distributors, or their ability to obtain credit to finance purchases of our products, could significantly adversely affect our results of operations and cash flow. If any of our key customers, resellers, or distributors changes its pricing practices, reduces the size or frequency of its orders, or stops purchasing our products altogether, our operating results, financial condition, and cash flows could be materially adversely impacted. Additionally, major customers may seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which could negatively impact our business, cash flow, and operating results.

If we are unable to maintain and develop relationships with strategic partners, our revenues may be harmed.

Our growth strategy relies on developing and maintaining strategic partnerships with major third-party software and hardware vendors to integrate our products into their products and co-market them. Many of our strategic partners are industry leaders that provide us with expanded access to market segments where we do not directly participate. Strategic partnerships with public cloud providers and other cloud service vendors are particularly critical to the success of our cloud-based business.

However, there is intense competition for attractive strategic partners, and these relationships may not be exclusive, may not generate significant revenues, and may be terminated on short notice. Some of our partners also collaborate with our competitors, which can increase the availability of competing solutions and hinder our ability to grow these relationships. Additionally, some partners, especially large and diversified technology companies, including major cloud providers, are also our competitors, complicating our relationships.

If we are unable to establish new or maintain current partnerships, if our strategic partners prioritize their relationships with other vendors in the storage industry, if our strategic partners seek to renegotiate or terminate our agreements, or if our strategic partners increasingly compete with us, we could experience lower-than-expected revenues, delays in product development, and other adverse effects on our business, operating results, financial condition and cash flows.

Our success depends upon our ability to effectively plan and manage our resources and periodically restructure our business, which may adversely affect our business, operating results, financial condition, and cash flows.

To successfully offer our products and services in a rapidly evolving market, we need effective planning, forecasting, and management processes that allow us to scale and adjust our business in response to changing market opportunities and conditions.

In fiscal 2024 and fiscal 2025, we reorganized our sales resources, including changes and additions to our sales leadership team, to gain operational efficiencies and better align our resources with customer and market opportunities. However, such reorganization and ongoing adjustments to our go-to-market model could disrupt our sales cycles in the short- or long-term, may not yield the desired efficiencies and benefits, and could harm our operating results, financial condition, and cash flows.

We have undertaken, and may in the future undertake, initiatives that include reorganizing our workforce, restructuring, discontinuing certain products, acquisitions and dispositions of businesses, reducing facilities, or a combination of these actions, which could result in restructuring charges. Rapid changes in the size, alignment, or organization of our workforce, including our business unit structure, structure of our sales team, and sales account coverage, could impair our ability to develop, sell and deliver products and services as planned, or hinder our ability to achieve our business and financial objectives. Charges associated with these activities could harm our operating results.

Our ability to achieve the anticipated cost savings and other benefits from these initiatives depends on many estimates and assumptions, which are subject to uncertainties. If our estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business, financial condition, and results of operations could be adversely affected.

Reduced U.S. government demand could materially harm our business, operating results, financial condition and cash flows.

The U.S. government is an important customer for us, but its demand is uncertain due to political and budgetary fluctuations and constraints. Uncertainty related to the U.S. government budget and debt levels, changes to governmental agency structure, compliance with new initiatives and executive orders, and reductions in force have increased demand uncertainty for our products. Changes in administration may also lead to programs and initiatives moving in or out of favor, which may lead to varied perception of our company in the U.S. government market and may negatively impact our sales to the U.S. government. Additionally, the U.S. government, like other customers, may evaluate competing products and delay purchases during technology transitions in the storage industry. If the U.S. government or its agencies reduce or shift their IT spending patterns, our revenues and operating results may be adversely affected.

Selling our products to the U.S. government, whether directly or through channel partners, subjects us to specific regulatory and contractual requirements, which may change or increase at short notice. Some of these requirements may extend past the specific nature and products of the arrangement and impact our broader corporate policies, initiatives and employee resources. Failure to comply with these requirements by either us or our channel partners could lead to investigations, fines, and other penalties (including the loss of such government contracts), harming our operating results and financial condition. For example, the U.S. Department of Justice (DOJ) has previously pursued claims and settlements with IT vendors, including us and our competitors and channel partners, under the False Claims Act and other statutes related to violations of regulatory and contractual requirements, which may include such areas as pricing and discount practices, cybersecurity, or procurement integrity. These actions, in addition to potential fines and other penalties as well as potential government audits and investigations, could also result in suspension or disbarment from future government contracts. Additionally, government certification requirements may change and, in doing so, restrict our ability to sell into the government sector until we have attained revised certifications (or are able to make the required certifications to the government). We could also be harmed by claims of non-compliance with these requirements by us or our channel partners. Any of these outcomes could materially adversely affect our business, operating results, financial condition and cash flows. In response to evolving and increasing security threats, the U.S. government has imposed additional requirements on IT vendors, including us. These requirements range from software development security (e.g., the Executive Order on Improving the Nation’s Cybersecurity (EO 14028), issued in May 2021, to require attestation to minimum requirements for our software development framework), to supply chain security (e.g., Section 5949 of the FY23 National Defense Authorization Act (NDAA) prohibits us from including in our products or using in our corporate environment certain semiconductor products and services), to cybersecurity (e.g., the U.S. Department of Defense’s Cybersecurity Maturity Model Certification (CMMC) program). Failure to meet these requirements as they apply to us and our products may result in delays or inability to execute contracts with customers, particularly with government entities.

If we do not achieve forecasted sales orders in any quarter, our operating results, financial condition and cash flows could be harmed.

We derive a significant amount of our revenues in any given quarter from orders booked in the same quarter. These orders typically follow intra-quarter seasonality patterns, with a significant portion occurring toward the end of the quarter. If we fail to achieve the forecasted level, timing, and mix of orders in line with our quarterly targets and historical patterns, or if we experience cancellations of significant orders, our operating results, financial condition and cash flows could be adversely affected.

We are exposed to the credit and non-payment risk of our customers, resellers and distributors, especially during times of economic uncertainty and tight credit markets, which could result in material losses.

Most of our sales to customers are on an open credit basis, with typical payment terms of 30 days. During periods of economic uncertainty, when access to liquidity may be limited, we may experience increased losses as more customers become unable to pay their obligations to us, either in full or in part. Additionally, some customers have entered into recourse and non-recourse financing leasing arrangements using third-party leasing companies. Under recourse leases, which typically last three years or less, we remain liable for the unpaid remaining lease payments to the third-party leasing companies if the end-user customer defaults.

Our exposure to credit risks from our customers increases during economic uncertainty or volatility. This risk may further increase if our customers, their customers, or their lease financing sources are adversely affected by global economic conditions.

Risks Related to Our Products and Services

Any disruption to our supply chain could materially harm our business, operating results, financial condition and cash flows.

We do not manufacture certain components used in our products. We rely on third parties to manufacture critical components and handle associated logistics. Our lack of direct control over these elements, combined with the diverse international geographic locations of our manufacturing partners and suppliers, creates significant risks for us, including:

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

•
Geopolitical disputes, acts of terrorism, cyber attacks and hacktivism disrupting our supply chain;
•
Impacts on our supply chain from adverse public health developments;
•
Business, regulatory compliance, legal compliance, litigation, trade controls and financial concerns affecting our suppliers or their ability to manufacture and ship components in the quantities, quality and manner as required; and
•
Disruptions due to floods, earthquakes, storms, fires and other natural disasters, especially those caused by climate change, and particularly in countries with limited infrastructure and disaster recovery resources.

These risks have subjected us, and could in the future subject us, to supply constraints, price increases, and minimum purchase requirements, which could harm our business, operating results, financial condition, and cash flows. The risks associated with our outsourced manufacturing model are particularly acute when we transition products to new facilities or manufacturers, introduce and increase volumes of new products, or qualify new contract manufacturers or suppliers. During these times, our ability to manage relationships among ourselves, our manufacturing partners, and our component suppliers, becomes critical. New manufacturers, products, components, or facilities create increased costs and risk that we will fail to deliver high quality products in the required volumes to our customers. Any failure of a manufacturer or component supplier to meet our quality, quantity or delivery requirements in a cost-effective manner will harm our business, including customer relationships and as a result could harm our operating results, financial condition and cash flows. Additionally, disruption to our manufacturing operations, or those of our contract manufacturers, could significantly impact our ability to supply our customers and could produce a near-term severe impact on the Company.

We rely on a limited number of suppliers for critical product components.

We depend on a limited number of suppliers for drives and other components used in assembling our products, including some single-source suppliers. This reliance has subjected us, and could in the future subject us, to price rigidity, periodic supply constraints, and challenges in producing our products with the required quality and quantities. Consolidation among suppliers, particularly within the semiconductor and storage media industries, has led to price volatility and supply constraints. When industry supply is constrained or the supply chain is disrupted, our suppliers may allocate volumes away from us and to our competitors, who depend on many of the same suppliers as we do. As a result, our business, operating results, financial condition and cash flows may be adversely affected.

If a material cybersecurity or other security breach impacts our services, systems, supply chain, or end-user customer systems, or if stored data is improperly accessed, our business could suffer significant harm.

We store and transmit, and sell products and services that store and transmit, personal, sensitive and proprietary data related to our products, our employees, customers, clients, partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and internet infrastructure and bandwidth), and their respective customers. This data includes intellectual property, records, and personal information. It is critical to our business strategy that our infrastructure, products, and services remain secure and are perceived as secure by customers, clients, and partners.

There are numerous and evolving cybersecurity and privacy risks, including criminal hacking (eCrime), state-sponsored intrusions, industrial espionage, hacktivism, insider threats, inadvertent disclosure, ransomware attacks, social-engineering, exploitation of unpatched or unmanaged vulnerabilities, cyber-attacks to the Company’s service providers, suppliers or vendors, technological vulnerabilities, or destruction or other misuse of data that could harm the Company, operations or our competitive position. In some cases, these types of attacks have been successful. Increasing use of AI in techniques employed by threat actors will continue to increase the risk of successful attacks, while also providing opportunities for improved attack detection and prevention capabilities. Our information systems and data have been specifically targeted by various threat actors, including nation-state affiliated threat actors, and we expect that our information systems and data will continue to be targeted in the future. Cybersecurity incidents or other security breaches have in the past and could in the future result in: (1) unauthorized access to, or loss or unauthorized use, alteration, or disclosure of, personal, sensitive and/or proprietary data; (2) litigation, indemnity obligations, government investigations and proceedings, regulatory fines and penalties, and other possible liabilities; (3) revenue loss; (4) negative publicity and damage to our reputation; and (5) disruptions to our internal and external operations.

These outcomes could damage our reputation, harm our business, and lead to significant liabilities. Additionally, a cybersecurity incident or loss of personal information has in the past and could in the future result in remediation costs, disruption of internal operations, increased cybersecurity protection costs, significant fines, and/or lost revenues.

Our clients and their customers use our platforms to transmit and store sensitive data. We do not generally have the ability to review the information or content they upload and store, nor do we control the substance of this information or content. If our employees, clients, partners, or their respective customers use our platforms for the transmission or storage of sensitive information, or our supply-chain cybersecurity is compromised and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities.

Security industry experts and U.S. government officials continue to emphasize risks to our industry. Cyber-attacks and security breaches continue to increase, and of particular concern are supply-chain attacks against software development and breaches of technology service providers. We anticipate that cyberattacks will continue to increase in the future given cyber warfare has become a consistent lever within geopolitical conflicts and increasingly leverages hacktivism. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Future cyber-attacks or incidents could persist undetected in our environments for a period of time. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches. While we conduct diligence on these third parties, our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been or will not be compromised. Many jurisdictions require companies to notify regulators or individuals of data security incidents involving certain types of personal data. These mandatory disclosures regarding security incidents often lead to widespread negative publicity. The risk of reputational harm may be magnified by the rapid dissemination of information online. Any security incident, loss of data, or other security breach, whether actual or perceived, or whether impacting us or our third-party service providers, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their support contracts or their SaaS subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

If a data center or other third-party who relies on our products experiences a disruption in service or a loss of data, such disruption could be attributed to the quality of our products.

Our clients, including data centers, SaaS providers, cloud computing services and internet infrastructure and bandwidth providers, rely on our products for their data storage needs. These clients may authorize third-party technology providers to access their data on our systems. Errors or wrongdoing by clients, their customers, or third-party technology providers resulting in actual or perceived security breaches may result in such actual or perceived breaches being attributed to us.

A failure to meet our customers’ and partners’ expectations regarding security and confidentiality, due to disruptions in services provided by third-party vendors or the loss or alteration of data stored by such vendors, could cause financial or reputational harm to our business. This harm could occur if the disruption or data loss is caused by, or perceived to be caused by, defects in our products. The risk of reputational harm may be magnified by the rapid dissemination of information over the internet, including through news articles, blogs, social media, and other online communication forums and services. This could affect our ability to retain clients and attract new business.

Additionally, our operations and select cloud services rely on third-party cloud providers. Interruptions due to technical failures such as hardware or software issues or connectivity problems, security incidents, compliance changes, operational challenges and natural disasters could reduce revenue due to the cloud services’ metered billing and could pose reputational risks. Moreover, dependence on key cloud infrastructure providers carries systemic risks, as we could face amplified reputational damage if observability features fail during client outages.

Failure to comply with new and existing laws and regulations related to privacy, data protection, AI and information security could cause harm to our reputation, result in liability (including regulatory penalties and litigation), and adversely impact our business.

Our business is increasingly subject to regulation by various federal, state and international governmental agencies responsible for enacting and enforcing laws and regulations relating to privacy, data protection, and information security. For example, since the EU’s General Data Protection Regulation became effective in 2018, the Court of Justice of the EU has issued rulings that have impacted how multinational companies must implement that law and the European Commission (EC) has published new regulatory requirements relating to cross-border data transfers. NetApp relies on compliance methods such as Standard Contractual Clauses (SCCs) to transfer personal data of individuals located in the European Economic Area (EEA) to other countries. In June 2021, the EC imposed new SCC requirements which impose certain contractual and operational requirements on NetApp and its contracting parties, including requirements related to government access transparency, enhanced data subject rights, and broader third-party assessments to ensure safeguards necessary to protect personal data transferred from NetApp or its partners to countries outside the EEA, requiring NetApp to revise customer and vendor agreements. Other global governments have adopted new privacy and data protection laws implementing similarly comprehensive regulatory frameworks.

The interpretation and application of many privacy, data protection, and information security laws and regulations, along with industry standards, are uncertain. These laws, regulations, or standards may be interpreted and applied in ways that are inconsistent with our data management practices or product features. Additionally, government certification requirements for products like ours may change and, in doing so, restrict our ability to sell into the government sector until we have attained revised certifications. Any failure, or perceived failure, by us or our business partners to comply with relevant laws, regulations, contractual commitments, required certifications, self-regulatory standards, or our policies could subject us to claims, investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal liability, penalties, or injunctions.

As a technology provider, our customers expect us to demonstrate compliance with privacy, data protection, and information security laws and regulations. Our inability, or perceived inability, to do so may adversely impact sales of our products and services, especially to customers in highly regulated industries. We have invested resources in complying with new laws and regulations and may need to make additional significant changes to our business operations, which could adversely affect our revenue and overall business. Non-compliance could harm our reputation and brand, incur significant costs, materially affect our financial and operating results, and require modifications to our products or business practices.

Our business could face stricter obligations, greater fines, and private causes of action under new privacy, data protection, and information security laws and regulations, including the GDPR, which provides for penalties of up to 20 million Euros or four percent of our total worldwide annual turnover of the preceding financial year (whichever is higher), the California Consumer Privacy Act, the California Privacy Rights Act, and other similar U.S. state-based regulations, as well as new and emerging privacy laws globally.

As NetApp provides technology services to EU financial institutions, the Digital Operational Resilience Act (DORA) imposes financial and legal risks. These include compliance costs for enhancing cybersecurity, performing resilience testing, requiring comprehensive documentation, increased audits, and detailed reporting. Stricter contractual obligations will be imposed by financial institution clients, necessitating more robust incident reporting and data protection measures. Non-compliance could result in legal liabilities, suspension of services and reputational damage. Additionally, NetApp must ensure that its subcontractors and suppliers also comply with DORA requirements, further increasing the complexity and potential liability.

If our products or services are defective, or are perceived to be defective, including as a result of improper use or maintenance, our operating results and customer relationships may be harmed.

Our products and services are complex. We have experienced in the past, and expect to experience in the future, quality issues impacting certain products, and we could experience reliability issues with services we provide, including security vulnerabilities, software bugs, hardware failure in networked storage appliances, incompatibility issues with customer systems or other applications, performance deficiencies causing slow data retrieval or processing, firmware or software updates causing system instability, compliance with various product certifications, and data breaches due to flaws in the product design. Such quality and reliability issues may be due to, for example, our own designs or processes, the designs or processes of our suppliers, and/or flaws in third-party software used in our products. These types of risks are most acute when we are introducing new products. Quality or reliability issues have and could again in the future cause customers to experience outages or disruptions in service, data loss or data corruption. If we fail to remedy a product defect or flaw, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, loss of revenue, inventory costs or product reengineering expenses and higher ongoing warranty and service costs, and these occurrences could have a material impact on our gross margins, business and operating results. In addition, we exercise little control over how our customers use or maintain our products and services, and in some cases improper usage or maintenance could impair the performance of our products and services, which could lead to a perception of a quality or reliability issue. Customers may experience losses that may result from or are alleged to result from defects or flaws in our products and services, which could subject us to claims for damages, including consequential damages.

Changes in regulations relating to our products or their components, or the manufacture, sourcing, distribution or use thereof, may harm our business, operating results, financial condition and cash flows.

The laws and regulations governing the manufacturing, sourcing, distribution and use of our products have become increasingly complex and stringent. For example, in addition to various environmental laws relating to carbon emissions, the use and discharge of hazardous materials, and the use of certain minerals originating from identified conflict zones, many governments, including the U.S., the United Kingdom, and Australia, have adopted regulations to address the risk of human trafficking in supply chains, which govern how workers are recruited and managed.

We incur costs to comply with these requirements. Given the complexity of our supply chain, we may face reputational harm if our customers or other stakeholders conclude that we are unable to verify sufficiently the origins of the minerals used in the products we sell or the actions of our suppliers with respect to workers. As the laws and regulations governing our products continue to expand and change, our costs are likely to rise, and the failure to comply with any such laws and regulations could subject us to business interruptions, litigation risks and reputational harm.

Any violation of U.S. export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered could have a material and adverse effect on our business, operating results, financial condition and cash flows.

Due to the global nature of our business, we are subject to import and export restrictions and regulations, including the Export Administration Regulations administered by the Commerce Department’s Bureau of Industry and Security (BIS) and the trade and economic sanctions regulations administered by the Treasury Department’s Office of Foreign Assets Control (OFAC). The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products and services to certain countries, entities, and persons, including most recently to Russia, Belarus and regions of Ukraine. These regulations have caused us to temporarily stop selling or servicing our products temporarily in restricted areas.

Violators of export control and sanctions laws may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and suspension or debarment from selling products to the federal government. Our products could be diverted by third parties (including potentially our channel partners) to countries or end users under sanctions / embargo orders, despite our precautions.

If we were ever found to have violated U.S. export control laws or any trade-related laws or regulations, even if inadvertent or without our knowledge, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition. Even if we were not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm. Such collateral consequences could have a material adverse impact on our business, operating results, financial condition and cash flows.

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

We expect that companies in the enterprise storage and data management, and cloud storage, operational and workload services markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, and any such infringement claims discussed above, could be time consuming, result in costly litigation, cause suspension of product shipments or product shipment delays, require us to redesign our products, or require us to enter into royalty or licensing agreements, any of which could materially and adversely affect our operating results, financial condition and cash flows. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

We rely on software from third parties, and a failure to properly manage our use of third-party software could result in increased costs or loss of revenue.

Many of our products are designed to include software licensed from third parties. Such third-party software includes software licensed from commercial suppliers and software licensed under public or open-source licenses. We have internal processes to manage our use of such third-party software. However, if we fail to adequately manage our use of third-party software, then we may be subject to copyright infringement or other third-party claims. If we are non-compliant with a license for commercial software, then we may be required to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open-source software licensed under certain “copyleft” licenses, the license itself may require, or a court-imposed remedy for non-compliant use of the open-source software may require, that proprietary portions of our own software be publicly disclosed or licensed. Additionally, contract proposals, negotiations and software proposals are complex and frequently involve lengthy bidding and selection processes. We may not be able to negotiate extensions to our current third-party licenses when due for renewal or continue to secure such licenses under commercially reasonable terms. Each of the foregoing could result in a loss of intellectual property rights, increased costs, damage to our reputation and/or a loss of revenue.

In addition, many of our products use open-source software. Such open-source software generally does not provide any warranty or contractual protection and may be susceptible to compromise and supply-chain attacks by threat actors. Further, open-source software or third-party software may contain vulnerabilities, which may or may not be known at the time of our inclusion of the software in a product. If a vulnerability in such software is successfully exploited, we could be subject to damages including remediation costs, reputational damage, and lost revenues.

Our failure to adjust to emerging standards may harm our business.

Emerging standards may adversely affect the UNIX®, Windows® and World Wide Web server markets upon which we depend. For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceutical and government market segments, industries that are subject to various evolving governmental regulations, certifications and controls with respect to data access, reliability and permanence in the U.S. and in the other countries in which we operate. If our products do not meet and continue to comply with these evolving governmental regulations in this regard, customers in these market and geographical segments will not purchase our products, and we may not be able to expand our product offerings in these market and geographical segments at the rates which we have forecasted.

Risks Related to Our Securities

Our stock price is subject to volatility.

Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our stock, changes in our capital structure, including issuance of additional debt, changes in our credit ratings, our ability to pay dividends and to continue to execute our stock repurchase program as planned and market trends and economic volatility unrelated to our performance.

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

As of April 25, 2025, we had $3.3 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2025, 2027, 2030, 2032 and 2035. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results, financial condition and cash flows will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

We depend on the ability of our personnel, inventories, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, world health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. For example, the COVID-19 pandemic impeded the mobility of our personnel, inventories, equipment and products and disrupted our business operations. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, droughts, hurricanes, tornadoes, earthquakes, and volcanoes; power or water loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. As a result of climate change, we expect the frequency and impact of such natural disasters or other material disruptions to increase. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. Our headquarters is located in Northern California, an area susceptible to earthquakes and wildfires. If any significant disaster were to occur there, our ability to operate our business and our operating results, financial condition and cash flows could be adversely impacted.

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

Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project (BEPS) recommendation and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. As a result, many of these changes, if enacted in whole or in part, could increase our worldwide effective tax rate and harm our operating results, financial condition, and cash flows. Implementation of the BEPS inclusive framework (Inclusive Framework), including potential incremental taxes under a new global minimum tax framework known as Pillar Two, is effective in most jurisdictions for fiscal years beginning on or after January 1, 2024. We are currently subject to Pillar Two rules starting in our fiscal year 2025 and could potentially be subject to additional taxes under the Inclusive Framework. Amount B under Pillar One of the Inclusive Framework is related to standardized returns for baseline marketing and distribution activities. Amount B is applicable to NetApp beginning in fiscal 2026 and we could be subject to higher controlled profit requirements for some of our global distribution entities which could increase our global tax burden.

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

We may not be able to maintain appropriate internal financial reporting controls and procedures.

We cannot be assured that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, including in connection with our new ERP system, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under the Sarbanes-Oxley Act and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations, or cause investors to lose confidence in our reported financial information, which could cause a decline in the market price of our stock and we could be subject to sanctions or investigations by the SEC or other regulatory authorities including equivalent foreign authorities. Further, irrespective of the controls that we adopt, we cannot be assured that we will not experience fraudulent financial reporting in the future, including earnings mismanagement, recording fictitious revenues, improper asset valuation, understating liabilities or expenses, inadequate disclosure, reserve manipulation, misuse of judgments in financial reporting, concealing fraud or illegal activities, information tampering, and insider trading based on non-public information about the Company's financials.

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

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. In particular, the Company follows an incident escalation process that is incorporated into its incident and risk management processes. In the event the Company identifies a cybersecurity incident, its senior management, consisting of the Chief Financial Officer, Chief Information Security Officer (CISO), Chief Administrative Officer, and Executive Vice President of Business Technology and Operations review the facts and circumstances involved in such cybersecurity incident, or series of related cybersecurity incidents.

The Company partners with third parties to assess the effectiveness of its cybersecurity prevention and response systems and processes, including third-party review of the Company’s Information Security Management System for ISO 27001 controls, assessment of the Company’s cloud products and managed services according to the American Institute of CPAs (AICPA) Service Organization Control (SOC) Audit Type II, and new product validation as part of the Company’s secure development lifecycle. The Company additionally engages third-party providers in support of endpoint detection and responses, data loss prevention efforts, and incident management efforts.

To date, the Company is not aware of cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For additional discussion of cybersecurity risks and potential related impacts on the Company, refer to the risk factors in Part I, Item 1A. “Risk Factors,” including “If a material cybersecurity or other security breach impacts our services, systems, supply chain, or end-user customer systems, or if stored data is improperly accessed, our business could suffer significant harm.”

Governance

NetApp's Board of Directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. The Audit Committee of the Board of Directors oversees the Company’s risk management program, which focuses on the most significant risks the Company faces in the short-, intermediate-, and long-term timeframes. The Company’s CISO regularly updates each of the Board of Directors and the Audit Committee at least twice a year. Such updates include a review of cybersecurity risks affecting the Company, related metrics, and any incidents or issues that require attention from the Board of Directors.

The CISO provides leadership, strategic direction, and oversight for NetApp’s Global Security Risk and Compliance functions and security program. Global Security executives oversee management of risks and track projects progress, remediations, and any issues related to cybersecurity risks.

NetApp’s CISO is responsible for leading the assessment and management of cybersecurity risks. The current CISO has over 30 years of experience in IT and information security, including over 16 years with NetApp in roles of increasing seniority, and is a

Certified Information Security Auditor, Certified Information Security Manager with ISACA and a Certified Information Systems Security Professional with ISC2. The CISO stays informed on information security risks through regular meetings on key cybersecurity projects and KPIs. Updates are communicated to the Global Security Steering Committee, which provides quarterly reports to the Board of Directors and to the Audit Committee.

Item 2. Properties

We owned or leased, domestically and internationally, the following properties as of April 25, 2025.

We own approximately 0.8 million square feet of facilities in Research Triangle Park (RTP), North Carolina. In addition, we own 65 acres of undeveloped land. The RTP site supports research and development, global services and sales and marketing.

We own approximately 0.7 million square feet of facilities in Bangalore, India on 14 acres of land. The Bangalore site supports research and development, finance and global services.

We lease approximately 0.3 million square feet of office space for our corporate headquarters located in San Jose, California. The San Jose site supports research and development, corporate general administration, sales and marketing, global services and operations.

We lease approximately 0.7 million square feet in other sales offices and research and development facilities throughout the U.S. and internationally. We expect that our existing facilities and those being developed worldwide are suitable and adequate for our requirements over at least the next two years.

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

	Fiscal 2025		Fiscal 2024
	High	Low	High	Low
First Quarter	$135.01	$100.24	$80.53	$61.54
Second Quarter	$134.37	$112.87	$80.02	$71.25
Third Quarter	$135.45	$112.86	$91.76	$70.82
Fourth Quarter	$127.78	$71.84	$112.48	$83.80

Holders

As of May 29, 2025 there were 403 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.52 per outstanding common share in each quarter of fiscal 2025 for an aggregate of $424 million and $0.50 per outstanding common share in each quarter of fiscal 2024 and fiscal 2023 for an aggregate of $416 million and $432 million, respectively. In the first quarter of fiscal 2026, the Company declared a cash dividend of $0.52 per share of common stock, payable on July 23, 2025 to shareholders of record as of the close of business on July 3, 2025.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index for the five years ended April 25, 2025. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among NetApp, Inc., the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index*

*$100 invested on April 24, 2020 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and each of the indexes.

	April 2020	April 2021	April 2022	April 2023	April 2024	April 2025
NetApp, Inc.	$100.00	$179.71	$180.39	$159.78	$263.63	$234.64
S&P 500 Index	$100.00	$149.89	$150.21	$154.21	$191.56	$210.35
S&P 500 Information Technology Index	$100.00	$159.07	$162.08	$175.17	$245.24	$272.40
S&P 1500 Technology Hardware & Equipment Index	$100.00	$177.82	$202.33	$214.81	$227.56	$271.36

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 25, 2025:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 25, 2025 - February 21, 2025	248	$121.03	379,256	$572
February 22, 2025 - March 21, 2025	246	$101.53	379,502	$547
March 22, 2025 - April 25, 2025	2,314	$84.28	381,816	$352
Total	2,808	$89.03

In May 2003, our Board of Directors approved a stock repurchase program. As of April 25, 2025, our Board of Directors had authorized the repurchase of up to $17.1 billion of our common stock, and on May 22, 2025, authorized an additional $1.1 billion. Since inception of the program through April 25, 2025, we repurchased a total of 382 million shares of our common stock for an aggregate purchase price of $16.8 billion. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

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

Executive Overview

Our Company

NetApp helps customers make their data infrastructure more seamless, more dynamic, and higher performing. We were incorporated in 1992, are headquartered in San Jose, California, and provide a full range of enterprise-class software, systems and services that customers use to transform their data infrastructures across data types, workloads, and environments to realize business possibilities.

We leverage over thirty years of innovation to make data infrastructure intelligent. Our unified data storage solutions deliver flexible, simplified, and silo-free infrastructure. Our active data management capabilities focus on security, compliance, and sustainability, while our adaptive operations enhance performance, efficiency, and productivity. Our extensive portfolio integrates hybrid and multi-cloud environments, addressing key customer priorities such as modernizing legacy systems, enhancing resilience against ransomware, and developing scalable, high-performance data pipelines for artificial intelligence (AI) workloads.

NetApp empowers customers to harness their data for accelerated innovation, improved operations, and competitive advantage. Our unified data storage solutions provide the flexibility to consistently and easily store any data type and support any workload. As the only enterprise-grade storage service natively embedded in the world’s largest clouds, we power data across Amazon AWS, Microsoft Azure, and Google Cloud. Our integrated data services enable active data management, security, protection, governance, and sustainability. Additionally, our operational services support adaptive operations across infrastructure, applications, and teams. Together with our Hybrid Cloud products, these services enable customers to construct a seamless, intelligent data infrastructure across hybrid multi-cloud environments.

Our operations are organized into two segments: Hybrid Cloud and Public Cloud.

Hybrid Cloud offers a unified data storage portfolio of storage management and infrastructure solutions that helps customers modernize their data centers. Our Hybrid Cloud portfolio accommodates both structured and unstructured data with unified storage optimized for flash, disk, and cloud storage, capable of handling data-intensive workloads and applications. Hybrid Cloud includes software, hardware, and related support, along with professional and other services.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage, data services, and operational services. These services are generally available on the leading public clouds, including Amazon AWS, Microsoft Azure, and Google Cloud.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of key financial metrics for each of the last three fiscal years (in millions, except per share amounts and percentages):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Net revenues	$6,572	$6,268	$6,362
Gross profit	$4,613	$4,433	$4,209
Gross margin	70%	71%	66%
Income from operations	$1,337	$1,214	$1,018
Income from operations as a percentage of net revenues	20%	19%	16%
Provision (benefit) for income taxes	$197	$277	$(208)
Net income	$1,186	$986	$1,274
Diluted net income per share	$5.67	$4.63	$5.79
Net cash provided by operating activities	$1,506	$1,685	$1,107

	April 25, 2025	April 26, 2024
Deferred revenue and financed unearned services revenue	$4,536	$4,234

•
Net revenues: Our net revenues increased approximately 5% in fiscal 2025 compared to fiscal 2024, due to increases in both product revenues and services revenues.
•
Gross margin: Our gross margin decreased less than one percentage point in fiscal 2025 compared to fiscal 2024, due to the decrease in gross margins on product revenues.
•
Income from operations as a percentage of net revenues: Our income from operations as a percentage of net revenues increased by one percentage point in fiscal 2025 compared to fiscal 2024, primarily due to higher net revenues.
•
Provision (benefit) for income taxes: Our provision for income taxes decreased in fiscal 2025 compared to fiscal 2024 primarily as a result of differences in discrete tax impacts in each year.
•
Net income and Diluted net income per share: The increase in both net income and diluted net income per share in fiscal 2025 compared to fiscal 2024 reflect the factors discussed above.

Stock Repurchase Program and Dividend Activity

During fiscal 2025, we repurchased 10.2 million shares of our common stock at an average price of $112.55 per share, for an aggregate purchase price of $1.2 billion. We also declared aggregate cash dividends of $2.08 per share in fiscal 2025, for which we paid a total of $424 million.

Restructuring Events

During fiscal 2025, we executed several restructuring plans and recognized expenses totaling $83 million consisting primarily of employee severance-related costs.

Senior Notes Issuance

In March 2025, we issued $625 million aggregate principal amount of 5.50% Senior Notes due 2032 and $625 million aggregate principal amount of 5.70% Senior Notes due 2035, for which we received total proceeds of $1.24 billion, net of discount and issuance costs.

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2025, 2024 and 2023, which ended on April 25, 2025, April 26, 2024 and April 28, 2023, respectively, are all 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain Consolidated Statements of Income data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2025	2024	2023
Revenues:
Product	46%	45%	48%
Services	54	55	52
Net revenues	100	100	100
Cost of revenues:
Cost of product	20	18	24
Cost of services	10	11	10
Gross profit	70	71	66
Operating expenses:
Sales and marketing	28	29	29
Research and development	15	16	15
General and administrative	5	5	4
Restructuring charges	1	1	2
Acquisition-related expense	—	—	—
Total operating expenses	50	51	50
Income from operations	20	19	16
Other income, net	1	1	1
Income before income taxes	21	20	17
Provision (benefit) for income taxes	3	4	(3)
Net income	18%	16%	20%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Fiscal Year
	2025	2024	% Change	2023	% Change
Net revenues	$6,572	$6,268	5%	$6,362	(1)%

The increase in net revenues for fiscal 2025 compared to fiscal 2024 was due to an increase in both product revenues and services revenues. Product revenues as a percentage of net revenues increased by approximately one percentage point in fiscal 2025 compared to fiscal 2024, while services revenues as a percentage of net revenues decreased by approximately one percentage point.

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

Sales through our indirect channels represented 78%, 76% and 78% of net revenues in fiscal 2025, 2024 and 2023, respectively.

The following customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Fiscal Year
	2025	2024	2023
Arrow Electronics, Inc.	21%	22%	24%
TD Synnex Corporation (previously presented as Tech Data Corporation)	24%	22%	21%

Product Revenues (in millions, except percentages):

	Fiscal Year
	2025	2024	% Change	2023	% Change
Product revenues	$3,040	$2,849	7%	$3,049	(7)%

Hybrid Cloud

In prior years, we presented the hardware and software components of our GAAP product revenues to illustrate the significance and value of the Company’s software. Because our revenue recognition policy under GAAP defines a configured storage system, inclusive of the operating system software essential to its functionality, as a single performance obligation, hardware and software components of our product revenues are considered non-GAAP measures. Effective in fiscal 2025, we are no longer presenting the non-GAAP hardware and software components of our product revenues, as management no longer considers them to be key financial measures. Our current strategy is expected to deliver investor value through growth in total revenues, including product revenues, while maintaining operational discipline to drive earnings leverage. While software continues to be the primary value driver of our products, NetApp is primarily focused on driving growth in total product revenues, through the sale of configured storage systems comprised of both hardware and software, with less focus on the pricing of each component. Additionally, we are considering potential opportunities to simplify pricing for certain products in the future, which may eliminate the existence of separate prices for hardware and software components and/or impact our ability to allocate between them.

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

Total product revenues increased in fiscal 2025 compared to fiscal 2024, primarily due to higher sales of C-Series all-flash array systems, partially offset by a decrease in sales of hybrid systems.

Total product revenues decreased in fiscal 2024 compared to fiscal 2023, primarily due to lower sales of hybrid systems due to softening customer demand, partially offset by an increase in sales of C-Series all-flash array systems.

Services Revenues (in millions, except percentages):

	Fiscal Year
	2025	2024	% Change	2023	% Change
Services revenues	$3,532	$3,419	3%	$3,313	3%
Support	2,512	2,488	1%	2,419	3%
Professional and other services	355	320	11%	319	—%
Public cloud	665	611	9%	575	6%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased marginally in fiscal 2025 compared to fiscal 2024 and increased in fiscal 2024 compared to fiscal 2023 as a result of a higher aggregate support contract value for our installed base.

Professional and other services revenues increased in fiscal 2025 compared to fiscal 2024 primarily due to an increase in revenues from our Keystone storage-as-a-service offering and remained relatively flat in fiscal 2024 compared to fiscal 2023.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings delivered primarily as-a-service, which include cloud storage, data services and operational services.

Public Cloud revenues increased in fiscal 2025 and fiscal 2024 compared to the respective prior years primarily due to customer demand for NetApp’s diversified cloud offerings, coupled with overall growth in the cloud market.

Revenues by Geographic Area:

	Fiscal Year
	2025	2024	2023
United States, Canada and Latin America (Americas)	51%	51%	51%
Europe, Middle East and Africa (EMEA)	34%	34%	34%
Asia Pacific (APAC)	15%	15%	15%

Percentages may not add due to rounding

Americas revenues consist of sales to Americas commercial and United States (U.S.) public sector markets. Demand across geographies was relatively consistent for each fiscal year presented.

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

Cost of Product Revenues (in millions, except percentages):

	Fiscal Year
	2025	2024	% Change	2023	% Change
Cost of product revenues	$1,284	$1,137	13%	$1,517	(25)%
Hybrid Cloud	1,278	1,131	13%	1,511	(25)%
Unallocated	6	6	—%	6	—%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 42%, 40% and 50% of Hybrid Cloud product revenues in fiscal 2025, 2024 and 2023, respectively. Materials costs represented 89%, 88% and 94% of cost of Hybrid Cloud product revenues in fiscal 2025, 2024 and 2023, respectively.

Materials costs increased by $140 million in fiscal 2025 compared to fiscal 2024 primarily reflecting the increase in product revenues.

Hybrid Cloud product gross margins decreased by approximately two percentage points in fiscal 2025 compared to fiscal 2024 primarily due to higher component costs.

Materials costs decreased by $418 million in fiscal 2024 compared to fiscal 2023 reflecting lower component and freight costs as a result of supply chain improvements. Materials costs were also impacted by the decrease in product revenues in fiscal 2024.

Hybrid Cloud product gross margins increased by approximately ten percentage points in fiscal 2024 compared to fiscal 2023 primarily due to lower component and freight costs.

Unallocated

Unallocated cost of product revenues were consistent for each fiscal year presented.

Cost of Services Revenues (in millions, except percentages):

	Fiscal Year
	2025	2024	% Change	2023	% Change
Cost of services revenues	$675	$698	(3)%	$636	10%
Support	197	195	1%	181	8%
Professional and other services	261	243	7%	211	15%
Public cloud	165	203	(19)%	184	10%
Unallocated	52	57	(9)%	60	(5)%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, increased in fiscal 2025 and fiscal 2024 compared to the respective prior years reflecting the increase in Hybrid Cloud services revenues. Cost of Hybrid Cloud services revenues represented 16%, 16% and 14% of Hybrid Cloud services revenues in fiscal 2025, 2024 and 2023, respectively.

Hybrid Cloud support gross margins were similar in fiscal 2025, fiscal 2024 and fiscal 2023. Hybrid Cloud professional and other services gross margins increased by approximately two percentage points in fiscal 2025 compared to fiscal 2024 while they decreased by approximately ten percentage points in fiscal 2024 compared to fiscal 2023 primarily due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues decreased in fiscal 2025 compared to fiscal 2024, while Public Cloud gross margins increased by eight percentage points in fiscal 2025 compared to fiscal 2024. The decrease in cost of Public Cloud revenues and improved gross margins was due to cost optimization that included a decrease in fixed assets depreciation and the mix of offerings provided.

Cost of Public Cloud revenues increased in fiscal 2024 compared to fiscal 2023, reflecting the increase in Public Cloud revenues. Public Cloud gross margins decreased by one percentage point in fiscal 2024 compared to fiscal 2023 primarily due to the mix of offerings provided.

Unallocated

Unallocated cost of services revenues decreased in fiscal 2025 compared to fiscal 2024 due to the derecognition of certain intangible assets as a result of the sale of our cloud optimization and management software business known as Spot by NetApp during the fourth quarter of fiscal 2025. Unallocated cost of services revenues decreased in fiscal 2024 compared to fiscal 2023 due to certain intangible assets becoming fully amortized during the first quarter of fiscal 2024.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for fiscal 2025 totaled $3,188 million, or 49% of net revenues, representing a decrease of one percentage point compared to fiscal 2024.

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

Total compensation costs included in sales and marketing, research and development and general and administrative expenses in fiscal 2025 were relatively flat compared to fiscal 2024.

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

Sales and Marketing (in millions, except percentages):

	Fiscal Year
	2025	2024	% Change	2023	% Change
Sales and marketing expenses	$1,865	$1,828	2%	$1,829	—%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense.

The increase in sales and marketing expenses in fiscal 2025 compared to fiscal 2024 was primarily due to an increase in sales commission expenses.

All primary components of sales and marketing expenses were relatively consistent in fiscal 2024 compared to fiscal 2023.

Research and Development (in millions, except percentages):

	Fiscal Year
	2025	2024	% Change	2023	% Change
Research and development expenses	$1,012	$1,029	(2)%	$956	8%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs.

The decrease in research and development expenses in fiscal 2025 compared to fiscal 2024 was primarily due to lower compensation costs.

The increase in research and development expenses in fiscal 2024 compared to fiscal 2023 was primarily due to higher compensation costs, attributable to higher incentive compensation expense and stock-based compensation expense, partially offset by lower salaries expense, reflecting a decrease in average headcount of 5%.

General and Administrative (in millions, except percentages):

	Fiscal Year
	2025	2024	% Change	2023	% Change
General and administrative expenses	$311	$308	1%	$265	16%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs.

General and administrative expenses remained relatively flat in fiscal 2025 compared to fiscal 2024.

The increase in general and administrative expenses in fiscal 2024 compared to fiscal 2023 was attributable to increases in all components of compensation costs, but predominately incentive compensation expense. Professional and legal fees and outside services expense was also slightly higher in fiscal 2024 due to higher spending on certain business transformation projects.

Restructuring Charges (in millions, except percentages):

	Fiscal Year
	2025	2024	% Change	2023	% Change
Restructuring charges	$83	$44	89%	$120	(63)%

In an effort to reduce our cost structure and redirect resources to our highest return activities, in fiscal 2025, 2024 and 2023, we initiated a number of business realignment plans designed to streamline our business and focus on key strategic opportunities. These plans resulted in aggregate charges of $83 million, $44 million, and $120 million, respectively, consisting primarily of employee severance-related costs. Additionally, the aggregate charges for fiscal 2025 and fiscal 2024 included optimization of our global office space for our hybrid work model. See Note 12 – Restructuring Charges of the Notes to Consolidated Financial Statements included in Part II, Item 8 for more details regarding our restructuring plans.

Acquisition-related Expense (in millions, except percentages):

	Fiscal Year
	2025	2024	% Change	2023	% Change
Acquisition-related expense	$5	$10	(50)%	$21	(52)%

We incurred $5 million, $10 million and $21 million of acquisition-related expenses, primarily consisting of legal and consulting fees, in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, associated with our acquisitions and subsequent integrations.

Other Income, Net (in millions, except percentages)

The components of other income, net were as follows:

	Fiscal Year
	2025	2024	% Change	2023	% Change
Interest income	$112	$112	—%	$69	62%
Interest expense	(64)	(64)	—%	(67)	(4)%
Other, net	(2)	1	NM	46	NM
Total	$46	$49	(6)%	$48	2%

NM - Not Meaningful

Interest income and interest expense in fiscal 2025 were relatively flat compared to fiscal 2024. Each component of other income, net was relatively flat in fiscal 2025 compared to fiscal 2024.

Interest income increased in fiscal 2024 compared to fiscal 2023 primarily due to higher yields earned on our cash and investments.

Interest expense decreased in fiscal 2024 compared to fiscal 2023 due to the extinguishment of certain senior notes in the second quarter of fiscal 2023.

Other, net for fiscal 2023 includes $22 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. Other, net for fiscal 2023 also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of $59 million. The remaining difference in Other, net for fiscal 2024 compared to fiscal 2023 is primarily due to differences in foreign exchange gains and losses.

Provision (Benefit) for Income Taxes (in millions, except percentages):

Our provision (benefit) for income taxes and effective tax rates were as follows:

	Fiscal Year
	2025	2024	% Change	2023	% Change
Provision (benefit) for income taxes	$197	$277	(29)%	$(208)	(233)%
Effective tax rate	14.2%	21.9%	NM	(19.5)%	NM

NM - Not Meaningful

The differences in the effective tax rates between fiscal years were primarily due to fiscal 2025 benefits related to the Internal Revenue Service (“IRS”) examination of our fiscal 2018 and fiscal 2019 U.S. income tax returns and fiscal 2023 benefits resulting from an intra-entity asset transfer of certain IP, partially offset by discrete tax expense recorded as a result of the Danish Supreme Court ruling received January 9, 2023.

During the fourth quarter of fiscal 2025, the IRS substantially completed the examination of our fiscal 2018 and fiscal 2019 U.S. income tax returns, and we recognized a tax benefit of $36 million attributable to the release of related tax reserves.

During fiscal 2023, we completed an intra-entity asset transfer of certain IP to our international headquarters (the “IP Transfer”). The transaction resulted in a step-up of tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the financial statement basis of such intangible assets, which resulted in the recognition of a discrete tax benefit and related deferred tax asset of $524 million during the second quarter of fiscal 2023. Management applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset. With the assistance of third-party valuation specialists, the fair value of the IP was determined principally based on the present value of projected cash flows related to the IP which reflects management’s assumptions regarding projected revenues, earnings before interest and taxes, and a discount rate. The tax-deductible amortization related to the transferred IP rights will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely. The deferred tax asset and the tax benefit were measured based on the enacted tax rates expected to apply in the years the asset is expected to be realized. We expect to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset quarterly. Any Organisation for Economic Co-operation and Development’s actions adopted internationally could impact our financial results in future periods. The impact of the transaction to net cash provided by or used in operating, investing and financing activities on the consolidated statements of cash flows during fiscal 2023 was not material.

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

Liquidity, Capital Resources and Cash Requirements

(In millions)	April 25, 2025	April 26, 2024
Cash, cash equivalents and short-term investments	$3,846	$3,252
Principal amount of debt	$3,250	$2,400

The following is a summary of our cash flow activities:

	Fiscal Year
(In millions)	2025	2024
Net cash provided by operating activities	$1,506	$1,685
Net cash provided by (used in) investing activities	147	(735)
Net cash used in financing activities	(828)	(1,344)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15	(19)
Net change in cash, cash equivalents and restricted cash	$840	$(413)

As of April 25, 2025, our cash, cash equivalents and short-term investments totaled $3.8 billion, reflecting an increase of $594 million from April 26, 2024. The increase was primarily due to $1.24 billion of net proceeds from the issuance of Senior Notes and $1.5 billion of cash generated from operating activities, partially offset by $1.2 billion used to repurchase shares of our common stock, a $400 million principal repayment of our 3.30% Senior Notes due September 2024, $424 million used for the payment of dividends, and $168 million in purchases of property and equipment. Net working capital was $1.2 billion as of April 25, 2025, an increase of $398 million when compared to April 26, 2024, primarily due to the increases in cash, cash equivalents and short-term investments discussed above.

Cash Flows from Operating Activities

During fiscal 2025, cash provided by operating activities reflected net income of $1.2 billion which was increased for non-cash depreciation and amortization expense of $243 million and non-cash stock-based compensation expense of $386 million.

Significant changes in assets and liabilities during fiscal 2025 included the following:

•
Accounts receivable increased by $219 million, primarily reflecting higher billing in the fourth quarter of fiscal 2025 compared to the fourth quarter of fiscal 2024.
•
Deferred revenue and financed unearned services revenue increased by $208 million, primarily due to an increase in deferred revenue for software and hardware support contracts.
•
Long-term taxes payable decreased by $207 million, primarily due to settlements associated with certain IRS tax examinations and changes in prior period tax positions.

During fiscal 2024, cash provided by operating activities reflected net income of $1.0 billion which was increased for non-cash depreciation and amortization expense of $255 million and non-cash stock-based compensation expense of $357 million.

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

Cash Flows from Investing Activities

During fiscal 2025, we generated $245 million primarily from maturities and sales of investments, net of purchases, and paid $168 million for capital expenditures. Additionally, we received proceeds of $70 million from the sale of our Spot by NetApp business.

During fiscal 2024, we used $580 million for the purchases of investments, net of maturities and sales, and $155 million for capital expenditures.

Cash Flows from Financing Activities

During fiscal 2025, we used $1.2 billion for the repurchase of 10.2 million shares of common stock, $424 million for the payment of dividends and $400 million principal repayment upon maturity, partially offset by $1.24 billion of net proceeds from the issuance of Senior Notes.

During fiscal 2024, we used $900 million for the repurchase of 11.5 million shares of common stock, and $416 million for the payment of dividends.

Key factors that that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including cash, cash equivalents and short-term investments, cash generated from operations, and our ability to access capital markets and committed credit lines will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months and thereafter for the foreseeable future. We may choose to periodically raise additional debt capital based on certain conditions, including the refinancing of upcoming maturities and/or for potential strategic acquisitions and investments. Our ability to obtain this or any additional financing that we may pursue or need, will depend on, among other things, our business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. In the event our liquidity is insufficient and we are unable to enter into new financing arrangements, we may be required to curtail spending and implement additional cost saving measures and restructuring actions. We cannot be certain that we will continue to generate cash flows at or above current levels. For further discussion of factors that could affect our cash flows and liquidity requirements, see Item 1A. Risk Factors.

Liquidity

Our principal sources of liquidity as of April 25, 2025 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	April 25, 2025	April 26, 2024
Cash and cash equivalents	$2,742	$1,903
Short-term investments	1,104	1,349
Total	$3,846	$3,252

As of April 25, 2025 and April 26, 2024, $2.5 billion and $2.1 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.3 billion and $1.2 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 25, 2025.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 25, 2025 (in millions):

Amount
1.875% Senior Notes Due June 2025	$750
2.375% Senior Notes Due June 2027	550
2.70% Senior Notes Due June 2030	700
5.50% Senior Notes Due June 2032	625
5.70% Senior Notes Due June 2035	625
Total	$3,250

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 8 – Financing Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8.

In March 2025, we issued $625 million aggregate principal amount of 5.50% Senior Notes due 2032 and $625 million aggregate principal amount of 5.70% Senior Notes due 2035, for which we received total proceeds of $1.24 billion, net of discount and issuance costs. Interest on these Senior Notes is payable semi-annually in March and September.

On September 30, 2024, upon maturity, we repaid our 3.30% Senior Notes due September 2024 for an aggregate amount of $407 million, comprised of the principal and unpaid interest.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of April 25, 2025.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in March 2025, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on March 5, 2030, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 25, 2025, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for fiscal 2026 to be between $175 million and $225 million.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. As of April 25, 2025, a final transition tax payment of $178 million remains outstanding and is expected to be paid during fiscal 2026. During fiscal 2025, transition tax payments totaled $115 million.

Dividends and Stock Repurchase Program

On May 22, 2025, we declared a cash dividend of $0.52 per share of common stock, payable on July 23, 2025 to holders of record as of the close of business on July 3, 2025.

As of April 25, 2025, our Board of Directors had authorized the repurchase of up to $17.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. Since the May 13, 2003 inception of this program through April 25, 2025, we repurchased a total of 382 million shares of our common stock at an average price of $43.93 per share, for an aggregate purchase price of $16.8 billion. As of April 25, 2025, the remaining authorized amount for stock repurchases under this program was $0.4 billion. On May 22, 2025 our Board of Directors authorized the repurchase of an additional $1.1 billion of our common stock.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled $1.0 billion at April 25, 2025, of which $0.6 billion is due in fiscal 2026, with the remainder due thereafter.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. We sold $65 million and $67 million of receivables during fiscal 2025 and 2024, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of April 25, 2025 and April 26, 2024, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid payments under such arrangements. As of April 25, 2025, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

		•	If the actual materials demand is significantly lower than our forecast, we may be required to increase our recorded liabilities for estimated losses on non-cancelable purchase commitments.

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of one of our reporting units may exceed its fair value. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2025, we performed a qualitative assessment of goodwill impairment by evaluating relevant factors to determine whether it is more likely than not that the fair value of each of our reporting units is less than their carrying values. As a result of the qualitative assessment, we determined the quantitative test was not necessary and there was no impairment of goodwill.

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

Interest Rate Risk

Fixed Income Investments — As of April 25, 2025, we had fixed income debt investments of $2.0 billion and certificates of deposit of $24 million. Our fixed income debt investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These fixed income debt investments, which consist primarily of U.S. Treasury and government debt securities, and our certificates of deposit are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 25, 2025 would have resulted in a decrease in the fair value of our fixed-income securities of $3 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of April 25, 2025 we have outstanding $3.3 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 8 – Financing Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 25, 2025, no amounts were outstanding under the credit facility.

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

Item 8. Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

	April 25, 2025	April 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,742	$1,903
Short-term investments	1,104	1,349
Accounts receivable	1,246	1,007
Inventories	186	186
Other current assets	573	452
Total current assets	5,851	4,897
Property and equipment, net	563	604
Goodwill	2,723	2,759
Purchased intangible assets, net	43	124
Other non-current assets	1,643	1,503
Total assets	$10,823	$9,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$511	$517
Accrued expenses	1,122	1,013
Current portion of long-term debt	750	400
Short-term deferred revenue and financed unearned services revenue	2,279	2,176
Total current liabilities	4,662	4,106
Long-term debt	2,485	1,992
Other long-term liabilities	379	585
Long-term deferred revenue and financed unearned services revenue	2,257	2,058
Total liabilities	9,783	8,741

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.001 par value, 5 shares authorized; no shares issued or outstanding as of April 25, 2025 or April 26, 2024	—	—
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 201 and 206 shares issued and outstanding as of April 25, 2025 and April 26, 2024, respectively	1,106	997
Retained earnings	—	208
Accumulated other comprehensive loss	(66)	(59)
Total stockholders' equity	1,040	1,146
Total liabilities and stockholders' equity	$10,823	$9,887

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Revenues:
Product	$3,040	$2,849	$3,049
Services	3,532	3,419	3,313
Net revenues	6,572	6,268	6,362
Cost of revenues:
Cost of product	1,284	1,137	1,517
Cost of services	675	698	636
Total cost of revenues	1,959	1,835	2,153
Gross profit	4,613	4,433	4,209
Operating expenses:
Sales and marketing	1,865	1,828	1,829
Research and development	1,012	1,029	956
General and administrative	311	308	265
Restructuring charges	83	44	120
Acquisition-related expense	5	10	21
Total operating expenses	3,276	3,219	3,191
Income from operations	1,337	1,214	1,018
Other income, net	46	49	48
Income before income taxes	1,383	1,263	1,066
Provision (benefit) for income taxes	197	277	(208)
Net income	$1,186	$986	$1,274
Net income per share:
Basic	$5.81	$4.74	$5.87
Diluted	$5.67	$4.63	$5.79
Shares used in net income per share calculations:
Basic	204	208	217
Diluted	209	213	220

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Net income	$1,186	$986	$1,274
Other comprehensive loss
Foreign currency translation adjustments	(3)	(5)	(4)
Defined benefit obligations:
Defined benefit obligation adjustments	(2)	(4)	(2)
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	1	—	—
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(2)	2	(6)
Reclassification adjustments for (gains) losses included in net income	(1)	(1)	5
Other comprehensive loss	(7)	(8)	(7)
Comprehensive income	$1,179	$978	$1,267

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Cash flows from operating activities:
Net income	$1,186	$986	$1,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243	255	248
Non-cash operating lease cost	41	45	52
Stock-based compensation	386	357	312
Deferred income taxes	(100)	53	(606)
Other items, net	—	(13)	(67)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(219)	(33)	260
Inventories	(1)	(18)	37
Other operating assets	(87)	(62)	(63)
Accounts payable	(8)	123	(207)
Accrued expenses	62	113	(103)
Deferred revenue and financed unearned services revenue	208	(14)	46
Long-term taxes payable	(207)	(106)	(76)
Other operating liabilities	2	(1)	—
Net cash provided by operating activities	1,506	1,685	1,107
Cash flows from investing activities:
Purchases of investments	(1,782)	(2,635)	(1,269)
Maturities, sales and collections of investments	2,027	2,055	550
Purchases of property and equipment	(168)	(155)	(239)
Acquisition of businesses, net of cash acquired	—	—	(491)
Other investing activities, net	70	—	59
Net cash provided by (used in) investing activities	147	(735)	(1,390)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	108	100	108
Payments for taxes related to net share settlement of stock awards	(199)	(127)	(84)
Repurchase of common stock	(1,150)	(900)	(850)
Issuances of debt, net of issuance costs	1,240	—	—
Repayments and extinguishment of debt	(400)	—	(250)
Dividends paid	(424)	(416)	(432)
Other financing activities, net	(3)	(1)	(5)
Net cash used in financing activities	(828)	(1,344)	(1,513)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15	(19)	(1)
Net change in cash, cash equivalents and restricted cash	840	(413)	(1,797)
Cash, cash equivalents and restricted cash:
Beginning of period	1,909	2,322	4,119
End of period	$2,749	$1,909	$2,322

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 29, 2022	220	$760	$122	$(44)	$838
Net income	—	—	1,274	—	1,274
Other comprehensive loss	—	—	—	(7)	(7)
Issuance of common stock under employee stock award plans, net of taxes	5	24	—	—	24
Repurchase of common stock	(13)	(45)	(805)	—	(850)
Stock-based compensation	—	312	—	—	312
Cash dividends declared ($2.00 per common share)	—	(106)	(326)	—	(432)
Balances, April 28, 2023	212	945	265	(51)	1,159
Net income	—	—	986	—	986
Other comprehensive loss	—	—	—	(8)	(8)
Issuance of common stock under employee stock award plans, net of taxes	6	(27)	—	—	(27)
Repurchase of common stock	(12)	(102)	(798)	—	(900)
Excise tax on net stock repurchases	—	(5)	—	—	(5)
Stock-based compensation	—	353	—	—	353
Modification of liability-classified awards	—	4	—	—	4
Cash dividends declared ($2.00 per common share)	—	(171)	(245)	—	(416)
Balances, April 26, 2024	206	997	208	(59)	1,146
Net income	—	—	1,186	—	1,186
Other comprehensive loss	—	—	—	(7)	(7)
Issuance of common stock under employee stock award plans, net of taxes	5	(91)	—	—	(91)
Repurchase of common stock	(10)	(50)	(1,100)	—	(1,150)
Excise tax on net stock repurchases	—	(6)	—	—	(6)
Stock-based compensation	—	386	—	—	386
Cash dividends declared ($2.08 per common share)	—	(130)	(294)	—	(424)
Balances, April 25, 2025	201	$1,106	$—	$(66)	$1,040

See accompanying notes to consolidated financial statements.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business — NetApp, Inc. (we, us, NetApp, or the Company) helps customers make their data infrastructure more seamless, more dynamic, and higher performing. We provide a full range of enterprise-class software, systems and services that customers use to transform their data infrastructures across data types, workloads, and environments to realize business possibilities.

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2025, 2024 and 2023, which ended on April 25, 2025, April 26, 2024 and April 28, 2023, respectively, are all 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months and periods of those fiscal years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, the anticipated effects of which have been incorporated, as applicable, into management’s estimates as of and for the year ended April 25, 2025.

Cash Equivalents — We consider all highly liquid debt investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Available-for-Sale Investments — We classify our investments in debt securities as available-for-sale investments. Debt securities primarily consist of U.S. Treasury and government debt securities and certificates of deposit. These investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of debt securities sold. These investments are recorded in the consolidated balance sheets at fair value.

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

Business Combinations — We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values, with the exception of contract assets and liabilities, which we recognize in accordance with our revenue recognition policy as if we had originally executed the customer contract. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date values of the assets acquired and liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income.

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

2. Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the effect of this pronouncement on our disclosures.

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

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. We adopted this standard for our annual period beginning fiscal year 2025 on a retrospective basis to all periods presented. The adoption of this standard did not result in a significant change to our consolidated financial statement disclosures. See Note 15 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements for our reportable segment disclosures.

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

4. Business Combinations

Fiscal 2023 Acquisition

Instaclustr Acquisition

On May 20, 2022, we acquired all the outstanding shares of privately-held Instaclustr US Holding, Inc. (Instaclustr) for $498 million. Instaclustr is a leading platform provider of fully managed open-source database, pipeline and workflow applications delivered as-a-service.

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

5. Goodwill and Purchased Intangible Assets, Net

Goodwill activity is summarized as follows (in millions):

Amount
Balance as of April 28, 2023	$2,759
Additions	—
Balance as of April 26, 2024	2,759
Additions	—
Derecognition	(36)
Balance as of April 25, 2025	$2,723

During fiscal 2025, we derecognized a portion of the Public Cloud goodwill in connection with the sale of our cloud optimization and management software business known as Spot by NetApp, which formed part of our Public Cloud reportable segment. See "Gains/losses on the sale or derecognition of assets" section contained in Note 6 – Supplemental Financial Information for additional information related to this derecognition.

Goodwill by reportable segment as of April 25, 2025 is as follows (in millions):

Amount
Hybrid Cloud	$1,714
Public Cloud	1,009
Total goodwill	$2,723

Purchased intangible assets, net are summarized below (in millions):

	April 25, 2025			April 26, 2024
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$55	$(33)	$22	$179	$(108)	$71
Customer contracts/relationships	50	(29)	21	114	(62)	52
Other purchased intangibles	2	(2)	—	6	(5)	1
Total purchased intangible assets	$107	$(64)	$43	$299	$(175)	$124

During fiscal 2025, we retired $25 million of fully amortized intangible assets. We also derecognized certain intangible assets, net in connection with the sale of our Spot by NetApp business. See "Gains/losses on the sale or derecognition of assets" section contained in Note 6 – Supplemental Financial Information for additional information related to this derecognition.

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statements of
	April 25, 2025	April 26, 2024	April 28, 2023	Income Classifications
Developed technology	$28	$34	$42	Cost of revenues
Customer contracts/relationships	19	22	24	Operating expenses
Other purchased intangibles	—	1	2	Operating expenses
Total	$47	$57	$68

As of April 25, 2025, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2026	$21
2027	21
2028	1
2029	—
Total	$43

6. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our consolidated statements of cash flows:

	April 25, 2025	April 26, 2024
Cash and cash equivalents	$2,742	$1,903
Restricted cash	7	6
Cash, cash equivalents and restricted cash	$2,749	$1,909

Inventories (in millions):

	April 25, 2025	April 26, 2024
Purchased components	$81	$116
Finished goods	105	70
Inventories	$186	$186

Property and equipment, net (in millions):

	April 25, 2025	April 26, 2024
Land	$46	$46
Buildings and improvements	374	367
Leasehold improvements	103	81
Computer, production, engineering and other equipment	1,172	1,101
Computer software	329	340
Furniture and fixtures	62	77
Construction-in-progress	49	70
	2,135	2,082
Accumulated depreciation and amortization	(1,572)	(1,478)
Property and equipment, net	$563	$604

During fiscal 2025, we derecognized certain property and equipment, net in connection with the sale of our Spot by NetApp business. See "Gains/losses on the sale or derecognition of assets" section below for additional information related to this derecognition.

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Depreciation and amortization expense	$196	$198	$181

Other non-current assets (in millions):

	April 25, 2025	April 26, 2024
Deferred tax assets	$994	$896
Operating lease ROU assets	241	247
Other assets	408	360
Other non-current assets	$1,643	$1,503

Other non-current assets as of April 25, 2025 and April 26, 2024 include $92 million and $85 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

Accrued expenses (in millions):

	April 25, 2025	April 26, 2024
Accrued compensation and benefits	$513	$538
Product warranty liabilities	18	18
Operating lease liabilities	40	40
Other current liabilities	551	417
Accrued expenses	$1,122	$1,013

Other long-term liabilities (in millions):

	April 25, 2025	April 26, 2024
Liability for uncertain tax positions	$45	$153
Income taxes payable	—	100
Product warranty liabilities	9	9
Operating lease liabilities	216	220
Other liabilities	109	103
Other long-term liabilities	$379	$585

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services revenue balance as reported in our consolidated balance sheets (in millions):

	April 25, 2025	April 26, 2024
Deferred product revenue	$66	$59
Deferred services revenue	4,428	4,123
Financed unearned services revenue	42	52
Total	$4,536	$4,234

Reported as:

Short-term	$2,279	$2,176
Long-term	2,257	2,058
Total	$4,536	$4,234

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

During the years ended April 25, 2025 and April 26, 2024, we recognized revenue of $2,176 million and $2,218 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

Remaining performance obligations

As of April 25, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $5.0 billion. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 49% of our remaining performance obligations in the next 12 months and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our consolidated balance sheets (in millions):

	April 25, 2025	April 26, 2024
Other current assets	$64	$69
Other non-current assets	104	100
Total deferred commissions	$168	$169

During the years ended April 25, 2025 and April 26, 2024, we recognized amortization expense from deferred commissions of $123 million and $101 million, respectively, and there were no impairment charges recognized.

Other income, net (in millions):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Interest income	$112	$112	$69
Interest expense	(64)	(64)	(67)
Other, net	(2)	1	46
Total other income, net	$46	$49	$48

Other, net for fiscal 2023 includes $22 million of other income for non-refundable, up-front payments from customers in Russia for support contracts, which we were not able to fulfill due to imposed sanctions and for which we have no remaining legal obligation to perform. Other, net for fiscal 2023 also includes a $32 million gain recognized on our sale of a minority equity interest in a privately held company for proceeds of $59 million.

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 9 – Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$14	$16	$12
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$412	$357	$386
Interest paid	$53	$59	$65

Gains/losses on the sale or derecognition of assets

In January 2025, we and Flexera Software LLC entered into a definitive agreement for the sale of our cloud optimization and management software business known as Spot by NetApp, which formed part of our Public Cloud reportable segment. Total sale consideration consists of (i) $70 million in up-front cash consideration and (ii) up to $49 million in cash consideration contingent upon the achievement of certain financial performance metrics during the period from January 1, 2025 through December 31, 2025. The transaction closed on March 3, 2025, and we received the up-front cash consideration, recognized $20 million for contingent consideration in other current assets, derecognized the assets and liabilities conveyed to Flexera, and recorded certain transaction costs. No material gain or loss was recorded to our consolidated statements of income.

The major classes of assets and liabilities derecognized on the transaction close date are (in millions):

Amount
Assets:
Property and equipment, net	$13
Goodwill	36
Purchased intangible assets, net	34
Total Assets	83
Liabilities:
Short-term deferred revenue and financed unearned service revenue	1

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

Investments

The following is a summary of our investments at their cost or amortized cost as of April 25, 2025 and April 26, 2024 (in millions):

	April 25, 2025	April 26, 2024
U.S. Treasury and government debt securities	$2,025	$1,349
Money market funds	1,126	1,161
Certificates of deposit	24	12
Mutual funds	41	38
Total debt and equity securities	$3,216	$2,560

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of April 25, 2025, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 25, 2025
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$671	$671	$—
Money market funds	1,126	1,126	—
Certificates of deposit	24	—	24
U.S. Treasury and government debt securities	921	921	—
Total cash and cash equivalents	2,742	2,718	24
Short-term investments:
U.S. Treasury and government debt securities	1,104	1,104	—
Total short-term investments	1,104	1,104	—
Total cash, cash equivalents and short-term investments	$3,846	$3,822	$24
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$34	$34	$—
Foreign currency exchange contracts assets (1)	$29	$—	$29
Foreign currency exchange contracts liabilities (3)	$(2)	$—	$(2)

	April 26, 2024
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$730	$730	$—
Money market funds	1,161	1,161	—
Certificates of deposit	12	—	12
Total cash and cash equivalents	1,903	1,891	12
Short-term investments:
U.S. Treasury and government debt securities	1,349	1,349	—
Total short-term investments	1,349	1,349	—
Total cash, cash equivalents and short-term investments	$3,252	$3,240	$12
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$32	$32	$—
Foreign currency exchange contracts assets (1)	$1	$—	$1
Foreign currency exchange contracts liabilities (3)	$(13)	$—	$(13)

(1)
Reported as other current assets in the consolidated balance sheets
(2)
Reported as other non-current assets in the consolidated balance sheets
(3)
Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of April 25, 2025 and April 26, 2024, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of April 25, 2025 and April 26, 2024, the fair value of our long-term debt, including the current portion, was $3,143 million and $2,209 million, respectively. These fair values of our long-term debt were based on observable market prices in a less active market.

8. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	April 25, 2025	April 26, 2024
3.30% Senior Notes Due September 2024	3.42%	$—	$400
1.875% Senior Notes Due June 2025	2.03%	750	750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
5.50% Senior Notes Due June 2032	5.71%	625	—
5.70% Senior Notes Due June 2035	5.90%	625	—
Total principal amount		3,250	2,400
Unamortized discount and issuance costs		(15)	(8)
Total senior notes		3,235	2,392
Less: Current portion of long-term debt		(750)	(400)
Total long-term debt		$2,485	$1,992

Senior Notes

In March 2025, we issued $625 million aggregate principal amount of 5.50% Senior Notes due 2032 and $625 million aggregate principal amount of 5.70% Senior Notes due 2035, for which we received total proceeds of $1.24 billion, net of discount and issuance costs. Interest on these Senior Notes is payable semi-annually in March and September.

On September 30, 2024, upon maturity, we repaid the 3.30% Senior Notes due September 2024 for an aggregate amount of $407 million, comprised of the principal and unpaid interest.

Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 25, 2025, we were in compliance with all covenants associated with the Senior Notes.

As of April 25, 2025, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2026	$750
2027	—
2028	550
2029	—
Thereafter	1,950
Total	$3,250

Commercial Paper Program and Credit Facility

We have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of April 25, 2025 or April 26, 2024.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in March 2025, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on March 5, 2030, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 25, 2025, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

9. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of April 25, 2025, have remaining lease terms not exceeding 17 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of April 25, 2025, have remaining lease terms not exceeding 4 years. As of April 25, 2025, our automobile leases have remaining lease terms not exceeding 5 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Year Ended
	April 25, 2025	April 26, 2024
Operating lease cost	$51	$53
Variable lease cost	15	15
Total lease cost	$66	$68

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Year Ended
	April 25, 2025	April 26, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$48	$50
Right-of-use assets obtained in exchange for new operating lease obligations	$25	$17

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	April 25, 2025	April 26, 2024
Other non-current assets	$241	$247
Total operating lease ROU assets	$241	$247

Accrued expenses	$40	$40
Other long-term liabilities	216	220
Total operating lease liabilities	$256	$260

Weighted Average Remaining Lease Term	8.5 years	9.2 years

Weighted Average Discount Rate	3.4%	3.1%

Future minimum operating lease payments as of April 25, 2025 are as follows (in millions):

Fiscal Year	Amount
2026	$47
2027	42
2028	36
2029	31
2030	29
Thereafter	111
Total lease payments	296
Less: Interest	(40)
Total	$256

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

During fiscal 2025, the shares reserved for issuance under the Plan were increased by 3 million shares of common stock. As of April 25, 2025, 11 million shares were available for grant under the 2021 Plan.

Restricted Stock Units

In fiscal 2025, 2024 and 2023, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of a three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the third fiscal year, following the grant date. The number of shares that will be used to calculate the settlement amount for all of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in fiscal 2025 and 2024, and for most of the PBRSUs granted in fiscal 2023, the number of shares used to calculate the settlement amount will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. For the remaining half of the PBRSUs granted in the fiscal 2025 and 2024, the number of shares used to calculate the settlement amount will depend upon the Company's billings result average over the three-year performance period. The billings result average is computed based on achievement against annual billings targets, with each target set at the beginning of the respective fiscal year, during the three-year performance period. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's Consolidated Statements of Income to the amount reported as the change in deferred revenue and financed unearned services revenue on the Consolidated Statements of Cash Flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The aggregate grant date fair value of all PBRSUs granted in fiscal 2025, 2024 and 2023 was $67 million, $39 million and $28 million, respectively, and these amounts are being recognized to compensation expense over the remaining performance/service periods.

As of April 25, 2025, April 26, 2024 and April 28, 2023, there were approximately 1 million PBRSUs outstanding.

The following table summarizes information related to RSUs, including PBRSUs (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 29, 2022	10	$64.09
Granted	8	$59.87
Vested	(4)	$62.85
Forfeited	(2)	$61.99
Outstanding as of April 28, 2023	12	$62.08
Granted	5	$76.46
Vested	(5)	$59.32
Forfeited	(1)	$65.17
Outstanding as of April 26, 2024	11	$68.87
Granted	4	$123.45
Vested	(5)	$72.07
Forfeited	(2)	$78.21
Outstanding as of April 25, 2025	8	$91.30

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Shares withheld for taxes	2	2	1
Fair value of shares withheld	$199	$128	$84

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. On September 13, 2023, the ESPP was amended to increase the shares reserved for issuance by 3 million shares of common stock. As of April 25, 2025, 2 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 25, 2025	April 26, 2024
Shares issued under the ESPP	2	2
Proceeds from issuance of shares	$108	$99

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of income as follows (in millions):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Cost of product revenues	$6	$6	$5
Cost of hardware support and other services revenues	24	23	19
Sales and marketing	162	143	135
Research and development	135	132	111
General and administrative	59	53	42
Total stock-based compensation expense	$386	$357	$312

As of April 25, 2025, total unrecognized compensation expense related to our equity awards was $573 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.0 years.

Valuation Assumptions

The valuation of RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
RSUs:
Risk-free interest rate	4.6%	4.9%	3.1%
Expected dividend yield	1.8%	2.6%	2.9%
Weighted-average fair value per share granted	$123.45	$76.46	$59.87

ESPP:
Expected term in years	1.2	1.2	1.2
Risk-free interest rate	5.2%	4.9%	3.9%
Expected volatility	31%	30%	36%
Expected dividend yield	1.7%	2.8%	2.9%
Weighted-average fair value per right granted	$29.70	$17.37	$21.28

Stock Repurchase Program

As of April 25, 2025, our Board of Directors has authorized the repurchase of up to $17.1 billion of our common stock. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes activity related to the stock repurchase program for our fiscal years of 2025, 2024 and 2023 (in millions, except for per share amounts):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Number of shares repurchased	10.2	11.5	12.8
Average price per share	$112.55	$77.87	$66.42
Stock repurchases allocated to additional paid-in capital	$50	$102	$45
Stock repurchases allocated to retained earnings	$1,100	$798	$805
Remaining authorization at end of period	$352	$502	$402

Since the May 13, 2003 inception of our stock repurchase program through April 25, 2025, we repurchased a total of 382 million shares of our common stock at an average price of $43.93 per share, for an aggregate purchase price of $16.8 billion. On May 22, 2025 our Board of Directors authorized the repurchase of an additional $1.1 billion of our common stock.

Preferred Stock

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our fiscal 2025, 2024 and 2023 activities related to dividends on our common stock (in millions, except per share amounts).

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Dividends per share declared	$2.08	$2.00	$2.00
Dividend payments allocated to additional paid-in capital	$130	$171	$106
Dividend payments allocated to retained earnings	$294	$245	$326

On May 22, 2025, we declared a cash dividend of $0.52 per share of common stock, payable on July 23, 2025 to shareholders of record as of the close of business on July 3, 2025. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component, net of tax, are summarized below (in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Obligation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of April 29, 2022	$(44)	$(1)	$—	$1	$(44)
Other comprehensive loss, net of tax	(4)	(2)	—	(6)	(12)
Amounts reclassified from AOCI, net of tax	—	—	—	5	5
Total other comprehensive loss	(4)	(2)	—	(1)	(7)
Balance as of April 28, 2023	(48)	(3)	—	—	(51)
Other comprehensive income (loss), net of tax	(5)	(4)	—	2	(7)
Amounts reclassified from AOCI, net of tax	—	—	—	(1)	(1)
Total other comprehensive income (loss), net of tax	(5)	(4)	—	1	(8)
Balance as of April 26, 2024	(53)	(7)	—	1	(59)
Other comprehensive income (loss), net of tax	(3)	(2)	1	(2)	(6)
Amounts reclassified from AOCI, net of tax	—	—	—	(1)	(1)
Total other comprehensive income (loss), net of tax	(3)	(2)	1	(3)	(7)
Balance as of April 25, 2025	$(56)	$(9)	$1	$(2)	$(66)

The amounts reclassified out of AOCI are as follows (in millions):

	Year Ended			Statements of Income
	April 25, 2025	April 26, 2024	April 28, 2023	Classification
Realized (gains) losses on cash flow hedges	$(1)	$(1)	$5	Net revenues
Total reclassifications	$(1)	$(1)	$5

11. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 25, 2025 or April 26, 2024. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 25, 2025	April 26, 2024
Cash Flow Hedges
Forward contracts purchased	$81	$71
Balance Sheet Contracts
Forward contracts sold	$790	$881
Forward contracts purchased	$—	$11

The effect of cash flow hedges recognized in net revenues is presented in the consolidated statements of comprehensive income and Note 10 – Stockholders’ Equity.

The effect of derivative instruments not designated as hedging instruments recognized in other income, net on our consolidated statements of income was as follows (in millions):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$38	$(59)	$4

12. Restructuring Charges

In the fourth quarter of fiscal 2025, management approved a restructuring plan to redirect resources to the highest return activities and reduce costs. Charges related to the plan consisted primarily of employee severance-related costs and lease termination charges. The activities under the plan are expected to be substantially completed by the end of the first quarter of fiscal 2026.

In the first nine months of fiscal 2025, management approved restructuring plans to redirect resources to the highest return activities and reduce costs, which included in the third quarter of fiscal 2025, a plan approved related to the sale of our cloud optimization and management software business known as Spot by NetApp. Charges related to the plans consisted primarily of employee severance-related costs. The activities under these plans were substantially complete by the end of fiscal 2025.

In fiscal 2024, management approved restructuring plans to redirect resources to the highest return activities and reduce costs. Charges related to the plans consisted primarily of employee severance-related costs. One of the plans also included termination of certain real estate leases in various countries, resulting in lease termination charges. The activities under these plans were substantially complete by the end of fiscal 2024.

In fiscal 2023, we executed, or continued to execute, restructuring plans to redirect resources to the highest return activities, reduce costs and establish our international headquarters in Cork, Ireland. These plans resulted in restructuring charges comprised primarily of employee severance-related costs and legal and tax-related professional fees. Activities under these plans were substantially complete by the end of fiscal 2023.

Activities related to our restructuring plans are summarized as follows (in millions):

Total
Balance as of April 29, 2022	$3
Net charges	120
Cash payments	(87)
Balance as of April 28, 2023	36
Net charges	44
Cash payments	(70)
Balance as of April 26, 2024	10
Net charges	83
Cash payments	(42)
Balance as of April 25, 2025	$51

Liabilities for our restructuring activities are included in accrued expenses in our consolidated balance sheets.

13. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Domestic	$606	$472	$420
Foreign	777	791	646
Total	$1,383	$1,263	$1,066

The provision (benefit) for income taxes consists of the following (in millions):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Current:
Federal	$131	$89	$209
State	38	25	39
Foreign	128	110	150
Total current	297	224	398
Deferred:
Federal	(102)	24	(44)
State	(16)	6	(3)
Foreign	18	23	(559)
Total deferred	(100)	53	(606)
Provision (benefit) for income taxes	$197	$277	$(208)

During the fourth quarter of fiscal 2025, the Internal Revenue Service (“IRS”) substantially completed the examination of our fiscal 2018 and fiscal 2019 U.S. income tax returns, and we recognized a tax benefit of $36 million attributable to the release of related tax reserves.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Tax computed at federal statutory rate	$290	$265	$224
State income taxes, net of federal benefit	14	22	24
Foreign earnings in lower tax jurisdictions	(14)	(40)	(43)
Stock-based compensation	(21)	12	25
Research and development credits	(31)	(22)	(24)
Benefit for foreign derived intangible income	(28)	—	—
Global minimum tax on intangible income	12	46	61
Tax charges (benefits) from integration of acquired companies	1	4	(27)
Tax benefit due to IP Transfer	—	—	(524)
Resolution of income tax matters (1)	(39)	(4)	71
Other	13	(6)	5
Provision (benefit) for income taxes	$197	$277	$(208)

(1)
During fiscal 2025, we recognized a tax benefit related to the IRS examination of our fiscal 2018 and fiscal 2019 U.S. income tax returns. During fiscal 2024, we recognized a tax benefit related to the lapse of statute of limitations for certain issues in our fiscal 2020 U.S. tax returns. During fiscal 2023, we recognized tax expense related to a Danish Supreme Court decision related to withholding tax on a 2005 distribution as well as tax expense related to the IRS examination of our fiscal 2018 and 2019 U.S. tax returns.

The components of our deferred tax assets and liabilities are as follows (in millions):

	April 25, 2025	April 26, 2024
Deferred tax assets:
Reserves and accruals	$188	$126
Net operating loss and credit carryforwards	138	129
Stock-based compensation	25	25
Deferred revenue and financed unearned services revenue	250	252
Acquired intangibles	483	499
Capitalized research and development (1)	198	141
Other	6	12
Gross deferred tax assets	1,288	1,184
Valuation allowance	(119)	(121)
Deferred tax assets, net of valuation allowance	1,169	1,063
Deferred tax liabilities:
Prepaids and accruals	87	90
Acquired intangibles	84	68
Property and equipment	26	36
Other	6	3
Total deferred tax liabilities	203	197
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$966	$866

(1)
As required under the Tax Cuts and Jobs Act of 2017, research and development expenditures are capitalized and amortized beginning in our fiscal 2023.

The valuation allowance decreased by $2 million in fiscal 2025. The decrease is mainly attributable to corresponding changes in deferred tax assets, primarily certain state tax credit carryforwards.

As of April 25, 2025, we have federal net operating loss carryforwards of $9 million. In addition, we have gross state net operating loss and tax credit carryforwards of $4 million and $146 million, respectively. The majority of the state credit carryforwards are California research credits which are offset by a valuation allowance as we believe it is more likely than not that these credits will not be utilized. We also have $9 million of U.S. foreign tax credit carryforwards and $33 million of foreign tax credit carryforwards of which the majority were generated by our Dutch subsidiary and are fully offset by a valuation allowance. Certain acquired net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The state and foreign net operating loss carryforwards and credits will expire in various years from fiscal 2026 through 2042. The federal net operating loss carryforwards, the California research credit, and the Dutch foreign tax credit carryforwards do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Balance at beginning of period	$220	$222	$220
Additions based on tax positions related to the current year	8	7	9
Additions for tax positions of prior years	4	—	1
Decreases for tax positions of prior years	(25)	(2)	(5)
Settlements	(139)	(7)	(3)
Balance at end of period	$68	$220	$222

As of April 25, 2025, we had $68 million of gross unrecognized tax benefits, of which $45 million has been recorded in other long-term liabilities. Unrecognized tax benefits of $47 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We recognized expense for increases to accrued interest and penalties related to unrecognized tax benefits in the income tax provision of $4 million, $11 million and $7 million, respectively, in fiscal 2025, fiscal 2024 and fiscal 2023. Accrued interest and penalties of $8 million and $33 million were recorded in the consolidated balance sheets as of April 25, 2025 and April 26, 2024, respectively.

The Organisation for Economic Co-operation and Development (“OECD”) recently enacted model rules for a new global minimum tax framework known as Pillar Two. These rules have been agreed to by most OECD members. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two rules. On February 1, 2023, the FASB indicated that they believe taxes imposed under Pillar Two is an alternative minimum tax. Accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. We are currently subject to Pillar Two rules starting in our fiscal year 2025. As of April 25, 2025, Pillar Two taxes do not have a significant impact on our financial statements, particularly due to the safe harbor relief during the transition period, but we are still closely monitoring developments.

The tax years that remain subject to examination for our major tax jurisdictions are shown below:

Fiscal Years Subject to Examination for Major Tax Jurisdictions at April 25, 2025

2022 — 2025	United States — federal income tax
2020 — 2025	United States — state and local income tax
2020 — 2025	Australia
2018 — 2025	Germany
2007 — 2025	India
2019 — 2025	The Netherlands
2018 — 2025	Canada
2020 — 2025	Japan
2019 — 2025	Cyprus
2022 — 2025	United Kingdom
2023 — 2025	France
2022 — 2025	Ireland

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

As of April 25, 2025, we continue to record a deferred tax liability related to state taxes on unremitted earnings of certain foreign entities. We estimate the unrecognized deferred tax liability related to the earnings we expect to be indefinitely reinvested to be immaterial. We will continue to monitor our plans to indefinitely reinvest undistributed earnings of foreign subsidiaries and will assess the related unrecognized deferred tax liability considering our ongoing projected global cash requirements, tax consequences associated with repatriation and any U.S. or foreign government programs designed to influence remittances.

14. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Numerator:
Net income	$1,186	$986	$1,274
Denominator:
Shares used in basic computation	204	208	217
Dilutive impact of employee equity award plans	5	5	3
Shares used in diluted computation	209	213	220
Net Income per Share:
Basic	$5.81	$4.74	$5.87
Diluted	$5.67	$4.63	$5.79

The following table presents the numbers of potential shares of common stock from outstanding employee equity awards that have been excluded from the computation of diluted net income per share, as their inclusion would have had an anti-dilutive effect, for the periods presented (in millions):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Employee equity award plans	1	2	6

15. Segment, Geographic, and Significant Customer Information

Our operations are organized into two segments: Hybrid Cloud and Public Cloud. The two segments are based on the information reviewed by our Chief Operating Decision Maker (CODM), who is the Chief Executive Officer, to evaluate results and allocate resources. The CODM measures performance of each segment based on segment revenue and segment gross profit by comparing actual revenue and gross profit results to historical results and previously forecasted financial information. We do not allocate to our segments certain cost of revenues which we manage at the corporate level. These unallocated costs include stock-based compensation and amortization of intangible assets. We do not allocate assets to our segments.

Hybrid Cloud offers a unified data storage portfolio of storage management and infrastructure solutions that helps customers modernize their data centers. This portfolio accommodates both structured and unstructured data with unified storage optimized for flash, disk, and cloud storage, capable of handling data-intensive workloads and applications. Hybrid Cloud includes software, hardware, and related support, along with professional and other services.

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage, data services, and operational services. Public Cloud includes certain reseller arrangements in which the timing of our consideration follows the end user consumption of the reseller services.

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Year Ended April 25, 2025
	Hybrid Cloud	Public Cloud	Total
Product revenues	$3,040	$—	$3,040
Support revenues	2,512	—	2,512
Professional and other services revenues	355	—	355
Public cloud revenues	—	665	665
Net revenues	5,907	665	6,572
Cost of product revenues	1,278	—	1,278
Cost of support revenues	197	—	197
Cost of professional and other services revenues	261	—	261
Cost of public cloud revenues	—	165	165
Segment cost of revenues	1,736	165	1,901
Segment gross profit	$4,171	$500	$4,671
Segment gross margin	70.6%	75.2%	71.1%
Unallocated cost of revenues[1]			58
Total gross profit			$4,613
Total gross margin			70.2%
[1] Unallocated cost of revenues are composed of $30 million of stock-based compensation expense and $28 million of amortization of intangible assets.

	Year Ended April 26, 2024
	Hybrid Cloud	Public Cloud	Total
Product revenues	$2,849	$—	$2,849
Support revenues	2,488	—	2,488
Professional and other services revenues	320	—	320
Public cloud revenues	—	611	611
Net revenues	5,657	611	6,268
Cost of product revenues	1,131	—	1,131
Cost of support revenues	195	—	195
Cost of professional and other services revenues	243	—	243
Cost of public cloud revenues	—	203	203
Segment cost of revenues	1,569	203	1,772
Segment gross profit	$4,088	$408	$4,496
Segment gross margin	72.3%	66.8%	71.7%
Unallocated cost of revenues[1]			63
Total gross profit			$4,433
Total gross margin			70.7%
[1] Unallocated cost of revenues are composed of $29 million of stock-based compensation expense and $34 million of amortization of intangible assets.

	Year Ended April 28, 2023
	Hybrid Cloud	Public Cloud	Total
Product revenues	$3,049	$—	$3,049
Support revenues	2,419	—	2,419
Professional and other services revenues	319	—	319
Public cloud revenues	—	575	575
Net revenues	5,787	575	6,362
Cost of product revenues	1,511	—	1,511
Cost of support revenues	181	—	181
Cost of professional and other services revenues	211	—	211
Cost of public cloud revenues	—	184	184
Segment cost of revenues	1,903	184	2,087
Segment gross profit	$3,884	$391	$4,275
Segment gross margin	67.1%	68.0%	67.2%
Unallocated cost of revenues[1]			66
Total gross profit			$4,209
Total gross margin			66.2%
[1] Unallocated cost of revenues are composed of $24 million of stock-based compensation expense and $42 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
United States, Canada and Latin America (Americas)	$3,347	$3,193	$3,237
Europe, Middle East and Africa (EMEA)	2,204	2,104	2,148
Asia Pacific (APAC)	1,021	971	977
Net revenues	$6,572	$6,268	$6,362

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $3,092 million, $2,952 million and $3,007 million during fiscal 2025, 2024 and 2023, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 25, 2025	April 26, 2024
U.S.	$1,320	$1,142
International	2,526	2,110
Total	$3,846	$3,252

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 25, 2025	April 26, 2024
U.S.	$344	$378
International	219	226
Total	$563	$604

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
Arrow Electronics, Inc.	21%	22%	24%
TD Synnex Corporation (previously presented as Tech Data Corporation)	24%	22%	21%

The following customers accounted for 10% or more of accounts receivable:

	April 25, 2025	April 26, 2024
Arrow Electronics, Inc.	10%	10%
TD Synnex Corporation	27%	26%

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

	Year Ended
	April 25, 2025	April 26, 2024	April 28, 2023
401(k) matching contributions	$30	$29	$33

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

	April 25, 2025	April 26, 2024
Deferred compensation plan assets	$41	$38
Deferred compensation liabilities reported as:
Accrued expenses	$7	$6
Other long-term liabilities	$34	$32

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

The funded status of our defined benefit plans, which is recognized in other long-term liabilities in our consolidated balance sheets, was as follows (in millions):

	April 25, 2025	April 26, 2024
Fair value of plan assets	$66	$55
Benefit obligations	(106)	(91)
Unfunded obligations	$(40)	$(36)

17. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of April 25, 2025, we had $0.4 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 25, 2025 and April 26, 2024, such liability amounted to $22 million and $20 million, respectively, and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of April 25, 2025, we had $0.6 billion in other purchase obligations.

Of the total $1.0 billion in purchase commitments, $0.6 billion is due in fiscal 2026, with the remainder due thereafter.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $65 million, $67 million and $38 million of receivables during fiscal 2025, 2024 and 2023, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery to the end-user customer, if all other revenue recognition criteria have been met.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. Where we provide a guarantee for recourse leases and collectability is probable, we account for these transactions as sales type leases. If collectability is not probable, the cash received is recorded as a deposit liability and revenue is deferred until the arrangement is deemed collectible. For leases that we are not a party to, other than providing recourse, we recognize revenue when control is transferred. As of April 25, 2025 and April 26, 2024, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of April 25, 2025, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make payments under these arrangements is remote. The portion of the financial arrangement that represents unearned services revenue is included in deferred revenue and financed unearned services revenue in our consolidated balance sheets.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of April 25, 2025 related to such matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of NetApp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and its subsidiaries (the "Company") as of April 25, 2025, and April 26, 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended April 25, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 25, 2025, and April 26, 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 25, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 25, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

June 9, 2025

We have served as the Company's auditor since 1995.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of NetApp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the "Company") as of April 25, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 25, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 25, 2025, of the Company and our report dated June 9, 2025, expressed an unqualified opinion on those financial statements.

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

June 9, 2025

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

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 25, 2025, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 25, 2025, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 25, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Adoption or Termination of Trading Arrangements

No directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Information About Our Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 25, 2025. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2025 Annual Meeting of Stockholders, to the extent applicable.

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

We have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regards to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2025 Annual Meeting of Stockholders (provided that the information under the heading "Pay Versus Performance" shall not be deemed to be incorporated by reference herein).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is as follows:

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	September 13, 2021

3.2	Bylaws of the Company.	8-K	000-27130	3.1	November 16, 2023

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	December 12, 2012

4.2	First Supplemental Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	December 12, 2012

4.3	Second Supplemental Indenture dated June 5, 2014, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	June 5, 2014

4.4	Third Supplemental Indenture dated September 29, 2017 by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.2	September 29, 2017

4.5	Fourth Supplemental Indenture, dated June 22, 2020, by and between NetApp, Inc. and U.S. Bank National Association.	8-K	000-27130	4.2	June 22, 2020

4.6	Fifth Supplemental Indenture, dated March 17, 2025, by and between NetApp, Inc. and U.S. Bank National Association.	8-K	000-27130	4.2	March 17, 2025

4.7	Description of Capital Stock of the Company.	10-K	000-27130	4.6	June 10, 2024

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	8-K	000-27130	10.1	May 31, 2023

10.2*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	May 22, 2019

10.3*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective June 20, 2018.	10-Q	000-27130	10.1	August 21, 2018

10.4*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.5*	The Company’s Employee Stock Purchase Plan, as amended effective September 13, 2023.	8-K	000-27130	10.1	September 14, 2023

10.6*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 19, 2018.	DEF 14A	000-27130	Appendix A	August 1, 2018

10.7*	Form of Restricted Stock Unit Agreement (Employees) approved for use under the Company’s 1999 Stock option Plan, effective June 2019.	10-K	000-27130	10.14	June 15, 2020

10.8*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.9*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan.	10-Q	000-27130	10.2	February 11, 2019

10.10*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.19	June 15, 2020

10.11*	Form of Restricted Stock Unit Agreement (Performance-Based) Total Stockholder Return approved for use under the Company’s 1999 Stock Option Plan, effective June 2019.	10-K	000-27130	10.23	June 15, 2020

10.12*	Spotinst Inc. 2016 Equity Incentive Plan.	S-8	333-248480	99.1	August 28, 2020

10.13*	NetApp, Inc. 2021 Equity Incentive Plan, as amended effective September 11, 2024	8-K	000-27130	10.1	September 12, 2024

10.14*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Employee), effective September 10, 2021.	10-Q	000-27130	10.1	December 2, 2021

10.15*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Senior Executive), effective September 10, 2021.	10-Q	000-27130	10.2	December 2, 2021

10.16*	Form of Restricted Stock Unit Agreement (Performance Based) under the Company's 2021 Equity Incentive Plan, effective September 10, 2021.	10-Q	000-27130	10.3	December 2, 2021

10.17*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Non-Employee Director), effective November 1, 2021.	10-Q	000-27130	10.1	March 2, 2022

10.18*	Form of Restricted Stock Unit Agreement (Performance-Based) - Billings approved for use under the Company's 2021 Equity Incentive Plan, Effective July 1, 2022.	10-K	000-27130	10.27	June 14, 2023

10.19*	Form of Restricted Stock Unit Agreement (Performance-Based) - Total Shareholder Return approved for use under the Company's 2021 Equity Incentive Plan, effective July 1, 2022.	10-K	000-27130	10.28	June 14, 2023

10.20*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Senior Executive), effective May 15, 2024.	10-K	000-27130	10.20	June 10, 2024

10.21*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (VP and Below), effective May 15, 2024.	10-K	000-27130	10.21	June 10, 2024

10.22*	Form of Restricted Stock Unit Agreement (Performance-Based) - Billings under the Company's 2021 Equity Incentive Plan, effective May 15, 2024.	10-K	000-27130	10.22	June 10, 2024

10.23*	Form of Restricted Stock Unit Agreement (Performance-Based) - Total Shareholder Return under the Company's 2021 Equity Incentive Plan, effective May 15, 2024.	10-K	000-27130	10.23	June 10, 2024

10.24*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan.	—	—	—	—

10.25*	Form of Restricted Stock Unit Agreement (Performance-Based) under the Company's 2021 Equity Incentive Plan.	—	—	—	—

10.26*	Cognigo Research Ltd. Amended and Restated Global Share Incentive Plan (2016).	S-8	333-232187	99.1	June 18, 2019

10.27*	CloudCheckr Inc. Amended and Restated 2017 Stock Option and Grant Plan.	S-8	333-261465	99.1	December 2, 2021

10.28*	Outside Director Compensation Policy, as amended effective September 13, 2023.	10-Q	000-27130	10.3	August 29, 2023

10.29*	Amended and Restated Instaclustr US Holding, Inc. 2018 Stock Option Plan	S-8	333-265648	99.1	June 16, 2022

10.30	Amended and Restated Credit Agreement, dated as of January 22, 2021, by and among the NetApp, Inc, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	000-27130	10.1	January 22, 2021

10.31	Amendment No.1 to Amended and Restated Credit Agreement, dated as of November 17, 2021, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	000-27130	10.3	March 2, 2022

10.32	Amendment No.2 to Amended and Restated Credit Agreement, dated as of May 3, 2023, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	000-27130	10.32	June 14, 2023

10.33	Second Amended and Restated Credit Agreement, dated as of March 5, 2025, by and among NetApp, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	000-27130	10.1	March 5, 2025

10.34	Form of Dealer Agreement between the Company, as issuer, and each Dealer.	8-K	000-27130	10.2	December 12, 2016

10.35	Offer Letter for employment at the Company to César Cernuda, date March 23, 2020.	10-K	000-27130	10.58	June 15, 2020

10.36	Senior Executive Employment Contract by and between NetApp Sales Spain S.L., a subsidiary of the Company, and Cesar Cernuda, effective January 1, 2021	10-Q	000-27130	10.1	January 29, 2021

10.37	Offer Letter for employment at the Company to Michael J. Berry, dated January 30, 2020.	10-Q	000-27130	10.1	August 28, 2020

10.38	Offer Letter for employment at the Company to Wissam Jabre, dated January 9, 2025.	10-Q	000-27130	10.1	February 27, 2025

10.39	Underwriting Agreement, dated June 17, 2020, by and among the Company, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC.	8-K	000-27130	1.1	June 17, 2020

10.40	Underwriting Agreement, dated March 12, 2025, by and among NetApp, Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC.	8-K	000-27130	1.1	March 17, 2025

19.1	Insider Trading Policies and Procedures of the Company.	—	—	—	—

21.1	Subsidiaries of the Company.	—	—	—	—
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

24.1	Power of Attorney (see signature page).	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

97.1	Compensation Recovery Policy of the Company.	10-K	000-27130	97.1	June 10, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
George Kurian
Chief Executive Officer and Director (Principal Executive Officer and Principal Operating Officer)

Date: June 9, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Kurian and Wissam Jabre, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer and Director (Principal Executive Officer and Principal Operating Officer)	June 9, 2025
George Kurian

/s/ WISSAM JABRE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 9, 2025
Wissam Jabre

/s/ DANIEL DE LORENZO	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 9, 2025
Daniel De Lorenzo

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 9, 2025
T. Michael Nevens

/s/ DEEPAK AHUJA	Director	June 9, 2025
Deepak Ahuja

/s/ ANDERS GUSTAFSSON	Director	June 9, 2025
Anders Gustafsson

/s/ GERALD HELD	Director	June 9, 2025
Gerald Held

/s/ DEBORAH KERR	Director	June 9, 2025
Deborah Kerr

/s/ CARRIE PALIN	Director	June 9, 2025
Carrie Palin

/s/ FRANK PELZER	Director	June 9, 2025
Frank Pelzer

/s/ SCOTT SCHENKEL	Director	June 9, 2025
Scott Schenkel

/s/ JUNE YANG	Director	June 9, 2025
June Yang