Form 10-Q
period 2025-07-25
NetApp, Inc.
filed 2025-08-27
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 2025

or

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

As of August 22, 2025, there were 199,618,386 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 25, 2025	April 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,085	$2,742
Short-term investments	1,239	1,104
Accounts receivable	787	1,246
Inventories	133	186
Other current assets	443	573
Total current assets	4,687	5,851
Property and equipment, net	570	563
Goodwill	2,734	2,723
Purchased intangible assets, net	37	43
Other non-current assets	1,651	1,643
Total assets	$9,679	$10,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$404	$511
Accrued expenses	895	1,122
Current portion of long-term debt	—	750
Short-term deferred revenue and financed unearned services revenue	2,270	2,279
Total current liabilities	3,569	4,662
Long-term debt	2,485	2,485
Other long-term liabilities	394	379
Long-term deferred revenue and financed unearned services revenue	2,256	2,257
Total liabilities	8,704	9,783

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 200 and 201 shares issued and outstanding as of July 25, 2025 and April 25, 2025, respectively	1,015	1,106
Retained earnings	—	—
Accumulated other comprehensive loss	(40)	(66)
Total stockholders' equity	975	1,040
Total liabilities and stockholders' equity	$9,679	$10,823

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 25, 2025	July 26, 2024
Revenues:
Product	$654	$669
Services	905	872
Net revenues	1,559	1,541
Cost of revenues:
Cost of product	302	269
Cost of services	159	174
Total cost of revenues	461	443
Gross profit	1,098	1,098
Operating expenses:
Sales and marketing	461	471
Research and development	242	252
General and administrative	84	75
Restructuring charges	2	17
Acquisition-related expense	—	1
Total operating expenses	789	816
Income from operations	309	282
Other (expense) income, net	(5)	17
Income before income taxes	304	299
Provision for income taxes	71	51
Net income	$233	$248
Net income per share:
Basic	$1.16	$1.20
Diluted	$1.15	$1.17
Shares used in net income per share calculations:
Basic	201	206
Diluted	203	212

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	July 25, 2025	July 26, 2024
Net income	$233	$248
Other comprehensive income
Foreign currency translation adjustments	26	1
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	(1)	—
Unrealized losses on cash flow hedges:
Unrealized holding losses arising during the period	(1)	(1)
Reclassification adjustments for losses included in net income	2	—
Other comprehensive income	26	—
Comprehensive income	$259	$248

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 25, 2025	July 26, 2024
Cash flows from operating activities:
Net income	$233	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	63
Non-cash operating lease cost	11	10
Stock-based compensation	83	85
Deferred income taxes	9	(17)
Other items, net	46	(19)
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	466	335
Inventories	54	(29)
Other operating assets	110	49
Accounts payable	(107)	(77)
Accrued expenses	(240)	(221)
Deferred revenue and financed unearned services revenue	(48)	(92)
Long-term taxes payable	2	4
Other operating liabilities	3	2
Net cash provided by operating activities	673	341
Cash flows from investing activities:
Purchases of investments	(741)	(480)
Maturities, sales and collections of investments	598	470
Purchases of property and equipment	(53)	(41)
Other investing activities, net	15	—
Net cash used in investing activities	(181)	(51)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	54	55
Payments for taxes related to net share settlement of stock awards	(57)	(97)
Repurchase of common stock	(300)	(400)
Repayments and extinguishment of debt	(750)	—
Dividends paid	(104)	(107)
Other financing activities, net	—	1
Net cash used in financing activities	(1,157)	(548)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	8
Net change in cash, cash equivalents and restricted cash	(658)	(250)
Cash, cash equivalents and restricted cash:
Beginning of period	2,749	1,909
End of period	$2,091	$1,659

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended July 25, 2025
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 25, 2025	201	$1,106	$—	$(66)	$1,040
Net income	—	—	233	—	233
Other comprehensive income	—	—	—	26	26
Issuance of common stock under employee stock award plans, net of taxes	2	(3)	—	—	(3)
Repurchase of common stock	(3)	(67)	(233)	—	(300)
Stock-based compensation	—	83	—	—	83
Cash dividends declared ($0.52 per common share)	—	(104)	—	—	(104)
Balances, July 25, 2025	200	$1,015	$—	$(40)	$975

	Three Months Ended July 26, 2024
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 26, 2024	206	$997	$208	$(59)	$1,146
Net income	—	—	248	—	248
Issuance of common stock under employee stock award plans, net of taxes	2	(42)	—	—	(42)
Repurchase of common stock	(3)	(16)	(384)	—	(400)
Excise tax on net stock repurchases	—	(1)	—	—	(1)
Stock-based compensation	—	85	—	—	85
Cash dividends declared ($0.52 per common share)	—	(35)	(72)	—	(107)
Balances, July 26, 2024	205	$988	$—	$(59)	$929

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

NetApp, Inc. (we, us, our, NetApp, or the Company) helps customers make their data infrastructure more seamless, more dynamic, and higher performing. We provide a full range of enterprise-class software, systems and services that customers use to transform their data infrastructures across data types, workloads, and environments to realize business possibilities.

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2026 and 2025, ending on April 24, 2026 and April 25, 2025, respectively, are each 52-week years, with 13 weeks in each quarter.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 25, 2025 contained in our Annual Report on Form 10-K. The results of operations for the three months ended July 25, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, the anticipated effects of which have been incorporated, as applicable, into management's estimates as of July 25, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. While retrospective application is permitted, we will adopt this standard in our Form 10-K for the year ending April 24, 2026 on a prospective basis. We are currently assessing the effect of the adoption of this standard on our disclosures.

3. Goodwill and Purchased Intangible Assets, Net

Goodwill by reportable segment as of July 25, 2025 is as follows (in millions):

	Hybrid Cloud	Public Cloud	Total
Balance as of April 25, 2025	$1,714	$1,009	$2,723
Impact of foreign currency translation	—	11	11
Balance as of July 25, 2025	$1,714	$1,020	$2,734

Purchased intangible assets, net are summarized below (in millions):

	July 25, 2025			April 25, 2025
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$55	$(36)	$19	$55	$(33)	$22
Customer contracts/relationships	50	(32)	18	50	(29)	21
Other purchased intangibles	2	(2)	—	2	(2)	—
Total purchased intangible assets	$107	$(70)	$37	$107	$(64)	$43

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Statements of
	July 25, 2025	July 26, 2024	Income Classifications
Developed technology	$3	$8	Cost of revenues
Customer contracts/relationships	3	6	Operating expenses
Total	$6	$14

As of July 25, 2025, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2026 (remainder)	$15
2027	21
2028	1
Total	$37

4. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	July 25, 2025	April 25, 2025
Cash and cash equivalents	$2,085	$2,742
Restricted cash	6	7
Cash, cash equivalents and restricted cash	$2,091	$2,749

Inventories (in millions):

	July 25, 2025	April 25, 2025
Purchased components	$66	$81
Finished goods	67	105
Inventories	$133	$186

Property and equipment, net (in millions):

	July 25, 2025	April 25, 2025
Land	$46	$46
Buildings and improvements	374	374
Leasehold improvements	106	103
Computer, production, engineering and other equipment	1,194	1,172
Computer software	331	329
Furniture and fixtures	64	62
Construction-in-progress	55	49
	2,170	2,135
Accumulated depreciation and amortization	(1,600)	(1,572)
Property and equipment, net	$570	$563

Other non-current assets (in millions):

	July 25, 2025	April 25, 2025
Deferred tax assets	$985	$994
Operating lease right-of-use (ROU) assets	244	241
Other assets	422	408
Other non-current assets	$1,651	$1,643

Other non-current assets as of July 25, 2025 and April 25, 2025 include $93 million and $92 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

Accrued expenses (in millions):

	July 25, 2025	April 25, 2025
Accrued compensation and benefits	$332	$513
Product warranty liabilities	17	18
Operating lease liabilities	41	40
Other current liabilities	505	551
Accrued expenses	$895	$1,122

Other long-term liabilities (in millions):

	July 25, 2025	April 25, 2025
Liability for uncertain tax positions	$48	$45
Product warranty liabilities	9	9
Operating lease liabilities	219	216
Other liabilities	118	109
Other long-term liabilities	$394	$379

Deferred revenue and financed unearned services revenue

The following table summarizes the components of our deferred revenue and financed unearned services revenue balance as reported in our condensed consolidated balance sheets (in millions):

	July 25, 2025	April 25, 2025
Deferred product revenue	$69	$66
Deferred services revenue	4,417	4,428
Financed unearned services revenue	40	42
Total	$4,526	$4,536

Reported as:

Short-term	$2,270	$2,279
Long-term	2,256	2,257
Total	$4,526	$4,536

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

During the three months ended July 25, 2025 and July 26, 2024, we recognized revenue of $714 million and $670 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

Remaining performance obligations

As of July 25, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $4.9 billion. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 49% of our remaining performance obligations in the next 12 months and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our condensed consolidated balance sheets (in millions):

	July 25, 2025	April 25, 2025
Other current assets	$65	$64
Other non-current assets	103	104
Total deferred commissions	$168	$168

Other (expense) income, net (in millions):

	Three Months Ended
	July 25, 2025	July 26, 2024
Interest income	$36	$36
Interest expense	(29)	(16)
Other, net	(12)	(3)
Total other (expense) income, net	$(5)	$17

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 7 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Three Months Ended
	July 25, 2025	July 26, 2024
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$12	$13
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$11	$21
Interest paid	$23	$23

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

Investments

The following is a summary of our investments at their cost or amortized cost as of July 25, 2025 and April 25, 2025 (in millions):

	July 25, 2025	April 25, 2025
U.S. Treasury and government debt securities	$1,239	$2,025
Money market funds	1,419	1,126
Certificates of deposit	33	24
Mutual funds	48	41
Total debt and equity securities	$2,739	$3,216

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of July 25, 2025, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	July 25, 2025
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$633	$633	$—
Money market funds	1,419	1,419	—
Certificates of deposit	33	—	33
Total cash and cash equivalents	2,085	2,052	33
Short-term investments:
U.S. Treasury and government debt securities	1,239	1,239	—
Total short-term investments	1,239	1,239	—
Total cash, cash equivalents and short-term investments	$3,324	$3,291	$33
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$42	$42	$—
Foreign currency exchange contracts assets (1)	$16	$—	$16
Foreign currency exchange contracts liabilities (3)	$(4)	$—	$(4)

	April 25, 2025
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$671	$671	$—
Money market funds	1,126	1,126	—
Certificates of deposit	24	—	24
U.S. Treasury and government debt securities	921	921	—
Total cash and cash equivalents	2,742	2,718	24
Short-term investments:
U.S. Treasury and government debt securities	1,104	1,104	—
Total short-term investments	1,104	1,104	—
Total cash, cash equivalents and short-term investments	$3,846	$3,822	$24
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$34	$34	$—
Foreign currency exchange contracts assets (1)	$29	$—	$29
Foreign currency exchange contracts liabilities (3)	$(2)	$—	$(2)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of July 25, 2025 and April 25, 2025, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of July 25, 2025 and April 25, 2025, the fair value of our long-term debt, which includes the current portion of long-term debt, was $2,443 million and $3,143 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

6. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	July 25, 2025	April 25, 2025
1.875% Senior Notes Due June 2025	2.03%	$—	$750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
5.50% Senior Notes Due June 2032	5.71%	625	625
5.70% Senior Notes Due June 2035	5.90%	625	625
Total principal amount		2,500	3,250
Unamortized discount and issuance costs		(15)	(15)
Total senior notes		2,485	3,235
Less: Current portion of long-term debt		—	(750)
Total long-term debt		$2,485	$2,485

Senior Notes

On June 23, 2025, upon maturity, we repaid the 1.875% Senior Notes due June 2025 for an aggregate amount of $757 million, comprised of the principal and unpaid interest.

Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness. Interest on our Senior Notes is payable semi-annually.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 25, 2025, we were in compliance with all covenants associated with the Senior Notes.

As of July 25, 2025, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2026	$—
2027	—
2028	550
2029	—
2030	—
Thereafter	1,950
Total	$2,500

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of July 25, 2025 or April 25, 2025.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in March 2025, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on March 5, 2030, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of July 25, 2025, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

7. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of July 25, 2025, have remaining lease terms not exceeding 16 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of July 25, 2025, have remaining lease terms not exceeding 4 years. As of July 25, 2025, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended
	July 25, 2025	July 26, 2024
Operating lease cost	$13	$13
Variable lease cost	4	4
Total lease cost	$17	$17

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended
	July 25, 2025	July 26, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$12	$12
ROU assets obtained in exchange for new operating lease obligations	$8	$3

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	July 25, 2025	April 25, 2025
Other non-current assets	$244	$241
Total operating lease ROU assets	$244	$241

Accrued expenses	$41	$40
Other long-term liabilities	219	216
Total operating lease liabilities	$260	$256

Weighted Average Remaining Lease Term	8.2 years	8.5 years

Weighted Average Discount Rate	3.5%	3.4%

Future minimum operating lease payments as of July 25, 2025, are as follows (in millions):

Fiscal Year	Amount
2026 (remainder)	$37
2027	45
2028	39
2029	35
2030	30
Thereafter	114
Total lease payments	300
Less: Interest	(40)
Total	$260

8. Stockholders’ Equity

Restricted Stock Units

We granted 3 million restricted stock units (RSUs), including performance-based RSUs (PBRSUs), with a weighted average grant date fair value of $103.99 per share during the three months ended July 25, 2025.

In the three months ended July 25, 2025, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of a three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the third fiscal year, following the grant date. The number of shares that will be used to calculate the settlement amount for all of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the three months ended July 25, 2025, the number of shares used to calculate the settlement amount will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. For the remaining half of the PBRSUs granted in the three months ended July 25, 2025, the number of shares used to calculate the settlement amount will depend upon the Company's billings result average over the three-year performance period. The billings result average is computed based on achievement against annual billings targets, with each target set at the beginning of the respective fiscal year, during the three-year performance period. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's Consolidated Statements of Income to the amount reported as the change in deferred revenue and financed unearned services revenue on the Consolidated Statements of Cash Flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The aggregate grant date fair value of PBRSUs granted in the current year was $51 million, which is being recognized to compensation expense over the remaining performance / service periods.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended
	July 25, 2025	July 26, 2024
Cost of product revenues	$1	$1
Cost of hardware support and other services revenues	6	6
Sales and marketing	34	35
Research and development	25	31
General and administrative	17	12
Total stock-based compensation expense	$83	$85

As of July 25, 2025, total unrecognized compensation expense related to equity awards was $845 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.4 years.

Stock Repurchase Program

In the first quarter of fiscal 2026, our Board of Directors authorized the repurchase of an additional $1.1 billion of our common stock. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes activity related to the stock repurchase program for the three months ended July 25, 2025 (in millions, except for per share amounts):

Number of shares repurchased	3.0
Average price per share	$99.76
Stock repurchases allocated to additional paid-in capital	$67
Stock repurchases allocated to retained earnings	$233
Remaining authorization at end of period	$1,152

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 25, 2025	July 26, 2024
Dividends per share declared	$0.52	$0.52
Dividend payments allocated to additional paid-in capital	$104	$35
Dividend payments allocated to retained earnings	$—	$72

On August 21, 2025, we declared a cash dividend of $0.52 per share of common stock, payable on October 22, 2025 to holders of record as of the close of business on October 3, 2025. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

9. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 25, 2025 or April 25, 2025. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 25, 2025	April 25, 2025
Cash Flow Hedges
Forward contracts purchased	$119	$81
Balance Sheet Contracts
Forward contracts sold	$1,533	$790

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income.

The effect of derivative instruments not designated as hedging instruments recognized in other (expense) income, net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended
	July 25, 2025	July 26, 2024
	Gain Recognized into Income
Foreign currency exchange contracts	$18	$13

10. Restructuring Charges

In the first quarter of fiscal 2026, we incurred charges related to a restructuring plan previously approved by management in the fourth quarter of fiscal 2025 to redirect resources to the highest return activities and reduce costs. The activities under the plan were substantially completed by the end of the first quarter of fiscal 2026.

In the first quarter of fiscal 2025, management approved a restructuring plan to redirect resources to highest return activities and reduce costs. The activities under the plan were substantially completed by the end of fiscal 2025.

Activities related to our restructuring plans are summarized as follows (in millions):

	Three Months Ended
	July 25, 2025	July 26, 2024
Balance at beginning of period	$51	$10
Net charges	2	17
Cash payments	(37)	(9)
Balance at end of period	$16	$18

11. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 25, 2025	July 26, 2024
Effective tax rates	23.4%	17.1%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate which is offset by non-deductible stock-based compensation and state taxes. Our effective tax rate for the three months ended July 25, 2025 includes a decrease in discrete tax benefits related to stock-based compensation compared to the corresponding period of the prior year.

On July 4, 2025, the reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (OBBB), was signed into law in the United States. The OBBB contains several changes to corporate taxation including the extension of key provisions of the 2017 Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in our fiscal year 2026 and others phased in through our fiscal year 2027. We are still in the process of evaluating the impact of the OBBB on our financial statements, but an estimate of the financial impact has been included in our operating results for the three months ended July 25, 2025. The OBBB did not have a material impact to our income tax provision for the three months ended July 25, 2025.

We are currently subject to Pillar Two rules relating to a global minimum tax enacted by The Organisation for Economic Co-operation and Development (OECD). As of July 25, 2025, Pillar Two taxes do not have a significant impact on our financial statements, particularly due to the safe harbor relief during the transition period, but we are still closely monitoring developments.

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

As of July 25, 2025, we had $69 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $48 million of net unrecognized tax benefits would affect our provision for income taxes if recognized and have been recorded in other long-term liabilities.

12. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	July 25, 2025	July 26, 2024
Numerator:
Net income	$233	$248
Denominator:
Shares used in basic computation	201	206
Dilutive impact of employee equity award plans	2	6
Shares used in diluted computation	203	212
Net Income per Share:
Basic	$1.16	$1.20
Diluted	$1.15	$1.17

The following table presents the numbers of potential shares of common stock from outstanding employee equity awards that have been excluded from the computation of diluted net income per share, as their inclusion would have had an anti-dilutive effect, for the periods presented (in millions):

	Three Months Ended
	July 25, 2025	July 26, 2024
Employee equity award plans	—	1

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Three Months Ended July 25, 2025

	Hybrid Cloud	Public Cloud	Total
Product revenues	$654	$—	$654
Support revenues	647	—	647
Professional and other services revenues	97	—	97
Public cloud revenues	—	161	161
Net revenues	1,398	161	1,559
Cost of product revenues	301	—	301
Cost of support revenues	50	—	50
Cost of professional and other services revenues	68	—	68
Cost of public cloud revenues	—	32	32
Segment cost of revenues	419	32	451
Segment gross profit	$979	$129	$1,108
Segment gross margin	70.0%	80.1%	71.1%
Unallocated cost of revenues[1]			10
Total gross profit			$1,098
Total gross margin			70.4%
[1] Unallocated cost of revenues are composed of $7 million of stock-based compensation expense and $3 million of amortization of intangible assets.

	Three Months Ended July 26, 2024
	Hybrid Cloud	Public Cloud	Total
Product revenues	$669	$—	$669
Support revenues	631	—	631
Professional and other services revenues	82	—	82
Public cloud revenues	—	159	159
Net revenues	1,382	159	1,541
Cost of product revenues	268	—	268
Cost of support revenues	50	—	50
Cost of professional and other services revenues	64	—	64
Cost of public cloud revenues	—	46	46
Segment cost of revenues	382	46	428
Segment gross profit	$1,000	$113	$1,113
Segment gross margin	72.4%	71.1%	72.2%
Unallocated cost of revenues[1]			15
Total gross profit			$1,098
Total gross margin			71.3%
[1] Unallocated cost of revenues are composed of $7 million of stock-based compensation expense and $8 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended
	July 25, 2025	July 26, 2024
United States, Canada and Latin America (Americas)	$791	$763
Europe, Middle East and Africa (EMEA)	503	513
Asia Pacific (APAC)	265	265
Net revenues	$1,559	$1,541

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $746 million and $699 million during the three months ended July 25, 2025 and July 26, 2024, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	July 25, 2025	April 25, 2025
U.S.	$514	$1,320
International	2,810	2,526
Total	$3,324	$3,846

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	July 25, 2025	April 25, 2025
U.S.	$346	$344
International	224	219
Total	$570	$563

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 25, 2025	July 26, 2024
Arrow Electronics, Inc.	23%	23%
TD Synnex Corporation	21%	22%

The following customers accounted for 10% or more of accounts receivable as of at least one of the dates presented:

	July 25, 2025	April 25, 2025
Arrow Electronics, Inc.	6%	10%
TD Synnex Corporation	15%	27%

14. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of July 25, 2025, we had $0.7 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 25, 2025 and April 25, 2025, such liability amounted to $24 million and $22 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of July 25, 2025, we had $0.6 billion in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution. We sold $10 million and $19 million of receivables during the three months ended July 25, 2025 and July 26, 2024, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of July 25, 2025 and April 25, 2025, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of July 25, 2025, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make material payments under these arrangements is remote.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of July 25, 2025 related to such matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of NetApp, Inc. ("NetApp," “we,” “us,” "our," or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended April 25, 2025 ("2025 Annual Report on Form 10-K"), including under the heading “Risk Factors” and discussed in this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our consolidated financial statements as of and for the fiscal year ended April 25, 2025, and the notes thereto, contained in our 2025 Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Stock Repurchase and Dividend Activity

During the first three months of fiscal 2026, we repurchased 3.0 million shares of our common stock at an average price of $99.76 per share, for an aggregate purchase price of $300 million. We also declared aggregate cash dividends of $0.52 per share in that period, for which we paid $104 million.

Senior Notes Repayment

On June 23, 2025, upon maturity, we repaid the 1.875% Senior Notes due June 2025 for an aggregate amount of $757 million, comprised of the principal and unpaid interest.

Results of Operations

Our fiscal year is reported as a 52- or 53-week year that ends on the last Friday in April. Fiscal years 2026 and 2025, ending on April 24, 2026 and April 25, 2025, respectively, are each 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 25, 2025	July 26, 2024
Revenues:
Product	42%	43%
Services	58	57
Net revenues	100	100
Cost of revenues:
Cost of product	19	17
Cost of services	10	11
Gross profit	70	71
Operating expenses:
Sales and marketing	30	31
Research and development	16	16
General and administrative	5	5
Restructuring charges	—	1
Acquisition-related expense	—	—
Total operating expenses	51	53
Income from operations	20	18
Other income, net	—	1
Income before income taxes	19	19
Provision for income taxes	5	3
Net income	15%	16%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2025	July 26, 2024	% Change
Net revenues	$1,559	$1,541	1%

The increase in net revenues for the first quarter of fiscal 2026 compared to the corresponding period of the prior year was due to an increase in services revenues, partially offset by a decrease in product revenues. Product revenues as a percentage of net revenues decreased by one percentage point in the first quarter of fiscal 2026 compared to the corresponding period of fiscal 2025. Fluctuations in foreign currency exchange rates favorably impacted net revenues percent growth by approximately one percentage point in the first quarter of fiscal 2026, compared to the corresponding period of fiscal 2025.

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2025	July 26, 2024	% Change
Product revenues	$654	$669	(2)%

Hybrid Cloud

Product revenues are derived through the sale of our Hybrid Cloud solutions and consist of sales of configured all-flash array systems (including All-Flash FAS A-Series and All-Flash FAS C-Series with capacity flash) and hybrid systems, which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, StorageGrid, OEM products, and add-on optional software.

Total product revenues decreased in the first quarter of fiscal 2026 compared to the corresponding period of the prior year primarily due to lower sales of hybrid systems, partially offset by higher sales of all-flash array systems and the favorable impact from foreign exchange rate fluctuations.

Services Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2025	July 26, 2024	% Change
Services revenues	$905	$872	4%
Support	647	631	3%
Professional and other services	97	82	18%
Public cloud	161	159	1%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased marginally in the first quarter of fiscal 2026 compared to the corresponding period of the prior year, partly due to the favorable impact from foreign exchange rate fluctuations.

Professional and other services revenues increased in the first quarter of fiscal 2026 compared to the corresponding period of the prior year primarily due to an increase in revenues from our Keystone storage-as-a-service offering.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings delivered primarily as-a-service, which include cloud storage, data services and operational services.

Public Cloud revenues increased marginally in the first quarter of fiscal 2026 compared to the corresponding period of the prior year, due to higher customer demand, driven by NetApp’s diversified cloud offerings and overall growth in the cloud market, partially offset by the loss of revenue from our Spot by NetApp business which we sold in the fourth quarter of fiscal 2025.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2025	July 26, 2024	% Change
Cost of product revenues	$302	$269	12%
Hybrid Cloud	301	268	12%
Unallocated	1	1	—%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 46% of product revenues for the first quarter of fiscal 2026, compared to 40% for the corresponding period of the prior year. Materials costs represented 89% of cost of Hybrid Cloud product revenues for the first quarter of fiscal 2026, compared to 88% for the corresponding period of the prior year.

Materials costs increased by $30 million in the first quarter of fiscal 2026 compared to the corresponding period of the prior year.

Hybrid Cloud product gross margins decreased by six percentage points in the first quarter of fiscal 2026 compared to the corresponding period of the prior year primarily due to higher component costs.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended
	July 25, 2025	July 26, 2024	% Change
Cost of services revenues	$159	$174	(9)%
Support	50	50	—%
Professional and other services	68	64	6%
Public cloud	32	46	(30)%
Unallocated	9	14	(36)%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, increased in the first quarter of fiscal 2026 compared to the corresponding period of the prior year. Cost of Hybrid Cloud services revenues represented 16% of Hybrid Cloud services revenues for both the first quarter of fiscal 2026 and the corresponding period of the prior year.

Hybrid Cloud support gross margins were relatively flat in the first quarter of fiscal 2026 compared to the corresponding period of the prior year. Hybrid Cloud professional and other services gross margins increased by eight percentage points in the first quarter of fiscal 2026 compared to the corresponding period of the prior year due primarily to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues decreased and gross margins increased by nine percentage points in the first quarter of fiscal 2026 compared to the corresponding period of the prior year. The decrease in cost of Public Cloud revenues and improved gross margins was due to cost optimization that included a decrease in fixed assets depreciation, and the mix of offerings provided which was impacted by the sale of our Spot by NetApp business in the fourth quarter of fiscal 2025.

Unallocated

Unallocated cost of services revenues decreased in the first quarter of fiscal 2026 compared to the corresponding period of the prior year, due to lower intangible asset amortization expense from the derecognition of certain intangible assets as a result of the sale of our Spot by NetApp business during the fourth quarter of fiscal 2025.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the first quarter of fiscal 2026 totaled $787 million, or 50% of net revenues, reflecting a decrease of two percentage points compared to the corresponding period of the prior year, primarily due to the increase in net revenues.

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in sales and marketing, research and development and general and administrative expenses in the first quarter of fiscal 2026 were relatively flat compared to the corresponding period of the prior year, despite the unfavorable impact from fluctuations in foreign currency exchange rates.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 25, 2025	July 26, 2024	% Change
Sales and marketing expenses	$461	$471	(2)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense.

The decrease in sales and marketing expenses in the first quarter of fiscal 2026 compared to the corresponding period of the prior year was primarily due to lower compensation costs and lower spend on outside services.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 25, 2025	July 26, 2024	% Change
Research and development expenses	$242	$252	(4)%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs.

Research and development expenses decreased in the first quarter of fiscal 2026 compared to the corresponding period of the prior year, primarily attributable to lower compensation costs.

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 25, 2025	July 26, 2024	% Change
General and administrative expenses	$84	$75	12%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs.

General and administrative expenses increased in the first quarter of fiscal 2026 compared to the corresponding period of the prior year, primarily attributable to higher compensation costs.

Restructuring Charges (in millions, except percentages):

	Three Months Ended
	July 25, 2025	July 26, 2024	% Change
Restructuring charges	$2	$17	(88)%

In the first quarter of fiscal 2026, we incurred charges related to a restructuring plan previously approved by management in the fourth quarter of fiscal 2025 to redirect resources to the highest return activities and reduce costs. The activities under the plan were substantially completed by the end of the first quarter of fiscal 2026.

In the first quarter of fiscal 2025, management approved a restructuring plan to redirect resources to highest return activities and reduce costs. The activities under the plan were substantially completed by the end of fiscal 2025.

Other (Expense) Income, Net (in millions, except percentages)

The components of other (expense) income, net were as follows:

	Three Months Ended
	July 25, 2025	July 26, 2024	% Change
Interest income	$36	$36	—%
Interest expense	(29)	(16)	81%
Other, net	(12)	(3)	NM
Total	$(5)	$17	(129)%

NM – Not Meaningful

Interest expense increased in the first quarter of fiscal 2026 compared to the corresponding period of the prior year due to a higher average outstanding aggregate principal amount of Senior Notes, with a higher average coupon rate.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 25, 2025	July 26, 2024	% Change
Provision for income taxes	$71	$51	39%
Effective tax rate	23.4%	17.1%	NM

NM – Not Meaningful

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate which is offset by non-deductible stock-based compensation and state taxes. Our effective tax rate for the three months ended July 25, 2025 includes a decrease in discrete tax benefits related to stock-based compensation compared to the corresponding period of the prior year.

As of July 25, 2025, we had $69 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $48 million of net unrecognized tax benefits would affect our provision for income taxes if recognized and have been recorded in other long-term liabilities.

Liquidity, Capital Resources and Cash Requirements

(In millions)	July 25, 2025	April 25, 2025
Cash, cash equivalents and short-term investments	$3,324	$3,846
Principal amount of debt	$2,500	$3,250

The following is a summary of our cash flow activities:

	Three Months Ended
(In millions)	July 25, 2025	July 26, 2024
Net cash provided by operating activities	$673	$341
Net cash used in investing activities	(181)	(51)
Net cash used in financing activities	(1,157)	(548)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	8
Net change in cash, cash equivalents and restricted cash	$(658)	$(250)

Cash Flows

As of July 25, 2025, our cash, cash equivalents and short-term investments were $3.3 billion, which represents a decrease of $522 million during the first three months of fiscal 2026. The decrease was primarily due to a $750 million principal repayment of our 1.875% Senior Notes due June 2025, $300 million used for the repurchase of our common stock, $104 million used for the payment of dividends, and $53 million used for purchases of property and equipment, partially offset by $673 million provided by operating activities. Our working capital was $1.1 billion as of July 25, 2025, reflecting a decrease of $71 million when compared to April 25, 2025.

Cash Flows from Operating Activities

During the first three months of fiscal 2026, cash provided by operating activities reflected net income of $233 million which was increased for non-cash depreciation and amortization expense of $51 million and non-cash stock-based compensation expense of $83 million. During the first three months of fiscal 2025, cash provided by operating activities reflected net income of $248 million which was increased for non-cash depreciation and amortization expense of $63 million and non-cash stock-based compensation expense of $85 million.

Significant changes in assets and liabilities in the first three months of fiscal 2026 included the following:

•
Accounts receivable decreased $466 million, reflecting lower billings and more favorable invoicing linearity in the first quarter of fiscal 2026 compared to the fourth quarter of fiscal 2025.
•
Accrued expenses decreased by $240 million, primarily due to employee compensation payments related to our fiscal 2025 incentive compensation plan accrual.
•
Accounts payable decreased by $107 million, reflecting lower purchases and the timing of payments to our suppliers in the first quarter of fiscal 2026 compared to the fourth quarter of fiscal 2025.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipping linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, and the timing and amount of compensation, income taxes and other payments.

Cash Flows from Investing Activities

During the first three months of fiscal 2026, we used $143 million for purchases of investments, net of maturities and sales, and paid $53 million for capital expenditures, as compared to the same period of fiscal 2025, in which we used $10 million for the purchases of investments, net of maturities and sales, and paid $41 million for capital expenditures.

Cash Flows from Financing Activities

During the first three months of fiscal 2026, we used $750 million for the principal repayment upon maturity of our 1.875% Senior Notes due in June 2025, $300 million for the repurchase of 3.0 million shares of common stock, and $104 million for the payment of dividends. During the first three months of fiscal 2025, we used $400 million for the repurchase of 3.3 million shares of common stock and $107 million for the payment of dividends.

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

Liquidity

Our principal sources of liquidity as of July 25, 2025 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	July 25, 2025	April 25, 2025
Cash and cash equivalents	$2,085	$2,742
Short-term investments	1,239	1,104
Total	$3,324	$3,846

As of July 25, 2025 and April 25, 2025, $2.8 billion and $2.5 billion , respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $514 million and $1.3 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counter-parties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 25, 2025.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 25, 2025 (in millions):

Amount
2.375% Senior Notes Due June 2027	$550
2.70% Senior Notes Due June 2030	700
5.50% Senior Notes Due June 2032	625
5.70% Senior Notes Due June 2035	625
Total	$2,500

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 6 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

On June 23, 2025, upon maturity, we repaid our 1.875% Senior Notes due June 2025 for an aggregate amount of $757 million, comprised of the principal and unpaid interest.

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of July 25, 2025.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in March 2025, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on March 5, 2030, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of July 25, 2025, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2026 to be between $125 million and $175 million.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. As of July 25, 2025, a final transition tax payment of $179 million remained outstanding and was paid during the second quarter of fiscal 2026.

Dividends and Stock Repurchase Program

On August 21, 2025, we declared a cash dividend of $0.52 per share of common stock, payable on October 22, 2025, to holders of record as of the close of business on October 3, 2025.

In the first quarter of fiscal 2026, our Board of Directors authorized the repurchase of an additional $1.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. As of July 25, 2025, the remaining authorized amount for stock repurchases under this program was $1.2 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled $1.3 billion at July 25, 2025.

Financing Guarantees

We have and continue to enter into financing and leasing contracts through the ordinary course of business. These arrangements and related financing guarantees are described in Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1. There has been no material change in our financing guarantees as described in our 2025 Annual Report on Form 10-K.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as described in our 2025 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk exposures for the three months ended July 25, 2025, as compared to those discussed in our Annual Report on Form 10-K for the year ended April 25, 2025.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 25, 2025, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A. Risk Factors.

Our future business, operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 25, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to the Company’s risk factors since our Annual Report on Form 10-K for the year ended April 25, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 25, 2025:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
April 26, 2025 - May 23, 2025	1,360	$95.25	383,176	$1,323
May 24, 2025 - June 20, 2025	1,020	$102.07	384,196	$1,219
June 21, 2025 - July 25, 2025	627	$105.77	384,823	$1,152
Total	3,007	$99.76

In May 2003, our Board of Directors approved a stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

On June 26, 2025, Daniel De Lorenzo, Vice President, Chief Accounting Officer of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will expire on September 25, 2026, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of up to 3,308 shares may be sold pursuant to the trading arrangement.

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

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan.	10-K	000-27130	10.24	June 9, 2025

10.2*	Form of Restricted Stock Unit Agreement (Performance-Based) under the Company's 2021 Equity Incentive Plan.	10-K	000-27130	10.25	June 9, 2025

10.3*	Offer Letter for employment at the Company to Syam Nair, dated June 18, 2025.	—	—	—	—

10.4*	The Company's Amended and Restated Executive Compensation Plan, as amended effective August 26, 2025.	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

*Identifies management plan or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ WISSAM JABRE
Wissam Jabre
Executive Vice President and Chief Financial Officer

Date: August 27, 2025