Form 10-Q
period 2025-10-24
NetApp, Inc.
filed 2025-11-25
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 2025

or

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

As of November 21, 2025, there were 198,060,348 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	October 24, 2025	April 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,072	$2,742
Short-term investments	942	1,104
Accounts receivable	988	1,246
Inventories	127	186
Other current assets	525	573
Total current assets	4,654	5,851
Property and equipment, net	568	563
Goodwill	2,731	2,723
Purchased intangible assets, net	31	43
Other non-current assets	1,646	1,643
Total assets	$9,630	$10,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$436	$511
Accrued expenses	890	1,122
Current portion of long-term debt	—	750
Short-term deferred revenue and financed unearned services revenue	2,144	2,279
Total current liabilities	3,470	4,662
Long-term debt	2,486	2,485
Other long-term liabilities	387	379
Long-term deferred revenue and financed unearned services revenue	2,301	2,257
Total liabilities	8,644	9,783

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 198 and 201 shares issued and outstanding as of October 24, 2025 and April 25, 2025, respectively	1,036	1,106
Retained earnings	—	—
Accumulated other comprehensive loss	(50)	(66)
Total stockholders' equity	986	1,040
Total liabilities and stockholders' equity	$9,630	$10,823

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Revenues:
Product	$788	$768	$1,442	$1,437
Services	917	890	1,822	1,762
Net revenues	1,705	1,658	3,264	3,199
Cost of revenues:
Cost of product	321	307	623	576
Cost of services	157	174	316	348
Total cost of revenues	478	481	939	924
Gross profit	1,227	1,177	2,325	2,275
Operating expenses:
Sales and marketing	465	485	926	956
Research and development	251	257	493	509
General and administrative	89	77	173	152
Restructuring charges	23	12	25	29
Acquisition-related expense	—	1	—	2
Total operating expenses	828	832	1,617	1,648
Income from operations	399	345	708	627
Other (expense) income, net	(6)	15	(11)	32
Income before income taxes	393	360	697	659
Provision for income taxes	88	61	159	112
Net income	$305	$299	$538	$547
Net income per share:
Basic	$1.53	$1.47	$2.69	$2.67
Diluted	$1.51	$1.42	$2.66	$2.59
Shares used in net income per share calculations:
Basic	199	204	200	205
Diluted	202	210	202	211

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Net income	$305	$299	$538	$547
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	3	14	4
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	1	1	—	1
Unrealized losses on cash flow hedges:
Unrealized holding losses arising during the period	—	(2)	(1)	(3)
Reclassification adjustments for losses included in net income	1	2	3	2
Other comprehensive income (loss)	(10)	4	16	4
Comprehensive income	$295	$303	$554	$551

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	October 24, 2025	October 25, 2024
Cash flows from operating activities:
Net income	$538	$547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	126
Non-cash operating lease cost	21	21
Stock-based compensation	185	188
Deferred income taxes	19	(69)
Other items, net	75	35
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable	261	138
Inventories	60	(132)
Other operating assets	(8)	(107)
Accounts payable	(73)	36
Accrued expenses	(277)	(84)
Deferred revenue and financed unearned services revenue	(107)	(164)
Long-term taxes payable	3	(91)
Other operating liabilities	—	2
Net cash provided by operating activities	800	446
Cash flows from investing activities:
Purchases of investments	(1,185)	(882)
Maturities, sales and collections of investments	1,340	1,479
Purchases of property and equipment	(102)	(86)
Other investing activities, net	15	2
Net cash provided by investing activities	68	513
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	54	55
Payments for taxes related to net share settlement of stock awards	(87)	(132)
Repurchase of common stock	(550)	(700)
Repayments and extinguishment of debt	(750)	(400)
Dividends paid	(207)	(213)
Net cash used in financing activities	(1,540)	(1,390)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	9
Net change in cash, cash equivalents and restricted cash	(670)	(422)
Cash, cash equivalents and restricted cash:
Beginning of period	2,749	1,909
End of period	$2,079	$1,487

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended October 24, 2025
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, July 25, 2025	200	$1,015	$—	$(40)	$975
Net income	—	—	305	—	305
Other comprehensive loss	—	—	—	(10)	(10)
Issuance of common stock under employee stock award plans, net of taxes	—	(30)	—	—	(30)
Repurchase of common stock	(2)	(10)	(240)	—	(250)
Excise tax on net stock repurchases	—	(3)	—	—	(3)
Stock-based compensation	—	102	—	—	102
Cash dividends declared ($0.52 per common share)	—	(38)	(65)	—	(103)
Balances, October 24, 2025	198	$1,036	$—	$(50)	$986

	Three Months Ended October 25, 2024
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, July 26, 2024	205	$988	$—	$(59)	$929
Net income	—	—	299	—	299
Other comprehensive income	—	—	—	4	4
Issuance of common stock under employee stock award plans, net of taxes	1	(35)	—	—	(35)
Repurchase of common stock	(3)	(12)	(288)	—	(300)
Excise tax on net stock repurchases	—	(2)	—	—	(2)
Stock-based compensation	—	103	—	—	103
Cash dividends declared ($0.52 per common share)	—	(95)	(11)	—	(106)
Balances, October 25, 2024	203	$947	$—	$(55)	$892

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended October 24, 2025
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 25, 2025	201	$1,106	$—	$(66)	$1,040
Net income	—	—	538	—	538
Other comprehensive income	—	—	—	16	16
Issuance of common stock under employee stock award plans, net of taxes	2	(33)	—	—	(33)
Repurchase of common stock	(5)	(77)	(473)	—	(550)
Excise tax on net stock repurchases	—	(3)	—	—	(3)
Stock-based compensation	—	185	—	—	185
Cash dividends declared ($1.04 per common share)	—	(142)	(65)	—	(207)
Balances, October 24, 2025	198	$1,036	$—	$(50)	$986

	Six Months Ended October 25, 2024
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 26, 2024	206	$997	$208	$(59)	$1,146
Net income	—	—	547	—	547
Other comprehensive income	—	—	—	4	4
Issuance of common stock under employee stock award plans, net of taxes	3	(77)	—	—	(77)
Repurchase of common stock	(6)	(28)	(672)	—	(700)
Excise tax on net stock repurchases	—	(3)	—	—	(3)
Stock-based compensation	—	188	—	—	188
Cash dividends declared ($1.04 per common share)	—	(130)	(83)	—	(213)
Balances, October 25, 2024	203	$947	$—	$(55)	$892

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 25, 2025 contained in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 24, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, the anticipated effects of which have been incorporated, as applicable, into management's estimates as of October 24, 2025.

2. Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, with early adoption permitted. Adoption of this ASU can be applied prospectively; or following a modified transition approach that is based on the status of each project and whether software costs were capitalized before adoption; or retrospectively. We are currently evaluating the effect of this pronouncement on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the effect of this pronouncement on our disclosures.

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

3. Goodwill and Purchased Intangible Assets, Net

Goodwill by reportable segment as of October 24, 2025 is as follows (in millions):

	Hybrid Cloud	Public Cloud	Total
Balance as of April 25, 2025	$1,714	$1,009	$2,723
Impact of foreign currency translation	—	8	8
Balance as of October 24, 2025	$1,714	$1,017	$2,731

Purchased intangible assets, net are summarized below (in millions):

	October 24, 2025			April 25, 2025
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$55	$(39)	$16	$55	$(33)	$22
Customer contracts/relationships	50	(35)	15	50	(29)	21
Other purchased intangibles	2	(2)	—	2	(2)	—
Total purchased intangible assets	$107	$(76)	$31	$107	$(64)	$43

Amortization expense for purchased intangible assets is summarized below (in millions):

	Three Months Ended		Six Months Ended		Statements of
	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024	Income Classifications
Developed technology	$3	$9	$6	$17	Cost of revenues
Customer contracts/relationships	3	5	6	11	Operating expenses
Total	$6	$14	$12	$28

As of October 24, 2025, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2026 (remainder)	$9
2027	21
2028	1
Total	$31

4. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	October 24, 2025	April 25, 2025
Cash and cash equivalents	$2,072	$2,742
Restricted cash	7	7
Cash, cash equivalents and restricted cash	$2,079	$2,749

Inventories (in millions):

	October 24, 2025	April 25, 2025
Purchased components	$43	$81
Finished goods	84	105
Inventories	$127	$186

Property and equipment, net (in millions):

	October 24, 2025	April 25, 2025
Land	$46	$46
Buildings and improvements	377	374
Leasehold improvements	106	103
Computer, production, engineering and other equipment	1,210	1,172
Computer software	333	329
Furniture and fixtures	63	62
Construction-in-progress	57	49
	2,192	2,135
Accumulated depreciation and amortization	(1,624)	(1,572)
Property and equipment, net	$568	$563

Other non-current assets (in millions):

	October 24, 2025	April 25, 2025
Deferred tax assets	$975	$994
Operating lease right-of-use (ROU) assets	236	241
Other assets	435	408
Other non-current assets	$1,646	$1,643

Other non-current assets as of October 24, 2025 and April 25, 2025 include $94 million and $92 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

Accrued expenses (in millions):

	October 24, 2025	April 25, 2025
Accrued compensation and benefits	$425	$513
Product warranty liabilities	17	18
Operating lease liabilities	42	40
Other current liabilities	406	551
Accrued expenses	$890	$1,122

Other long-term liabilities (in millions):

	October 24, 2025	April 25, 2025
Liability for uncertain tax positions	$49	$45
Product warranty liabilities	9	9
Operating lease liabilities	211	216
Other liabilities	118	109
Other long-term liabilities	$387	$379

Deferred revenue and financed unearned services revenue

Deferred revenue primarily represents customer payments made in advance for services, which include software and hardware support contracts, certain public cloud services and other services. Financed unearned services revenue represents undelivered services for which cash has been received under certain third-party financing arrangements. See Note 14 – Commitments and Contingencies for additional information related to these arrangements.

During the six months ended October 24, 2025 and October 25, 2024, we recognized revenue of $1,324 million and $1,264 million, respectively, that was included in the deferred revenue and financed unearned services revenue balance at the beginning of the respective periods.

Remaining performance obligations

As of October 24, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $4.9 billion. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue approximately 47% of our remaining performance obligations in the next 12 months and the remainder thereafter.

Deferred commissions (in millions):

The following table summarizes deferred commissions balances as reported in our condensed consolidated balance sheets:

	October 24, 2025	April 25, 2025
Other current assets	$64	$64
Other non-current assets	109	104
Total deferred commissions	$173	$168

Other (expense) income, net (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Interest income	$27	$27	$63	$63
Interest expense	(26)	(15)	(55)	(31)
Other, net	(7)	3	(19)	—
Total other (expense) income, net	$(6)	$15	$(11)	$32

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 7 ─ Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Six Months Ended
	October 24, 2025	October 25, 2024
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$9	$16
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$285	$222
Interest paid	$58	$30

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

Investments

The following is a summary of our investments at their cost or amortized cost as of October 24, 2025 and April 25, 2025 (in millions):

	October 24, 2025	April 25, 2025
U.S. Treasury and government debt securities	$942	$2,025
Money market funds	1,370	1,126
Certificates of deposit	27	24
Mutual funds	49	41
Total debt and equity securities	$2,388	$3,216

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of October 24, 2025, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	October 24, 2025
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$675	$675	$—
Money market funds	1,370	1,370	—
Certificates of deposit	27	—	27
Total cash and cash equivalents	2,072	2,045	27
Short-term investments:
U.S. Treasury and government debt securities	942	942	—
Total short-term investments	942	942	—
Total cash, cash equivalents and short-term investments	$3,014	$2,987	$27
Other items:
Mutual funds (1)	$6	$6	$—
Mutual funds (2)	$43	$43	$—
Foreign currency exchange contracts assets (1)	$1	$—	$1
Foreign currency exchange contracts liabilities (3)	$(25)	$—	$(25)

	April 25, 2025
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$671	$671	$—
Money market funds	1,126	1,126	—
Certificates of deposit	24	—	24
U.S. Treasury and government debt securities	921	921	—
Total cash and cash equivalents	2,742	2,718	24
Short-term investments:
U.S. Treasury and government debt securities	1,104	1,104	—
Total short-term investments	1,104	1,104	—
Total cash, cash equivalents and short-term investments	$3,846	$3,822	$24
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$34	$34	$—
Foreign currency exchange contracts assets (1)	$29	$—	$29
Foreign currency exchange contracts liabilities (3)	$(2)	$—	$(2)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of October 24, 2025 and April 25, 2025, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of October 24, 2025 and April 25, 2025, the fair value of our long-term debt, which includes the current portion of long-term debt, was $2,504 million and $3,143 million, respectively. The fair value of our long-term debt was based on observable market prices in a less active market.

6. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	October 24, 2025	April 25, 2025
1.875% Senior Notes Due June 2025	2.03%	$—	$750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
5.50% Senior Notes Due March 2032	5.71%	625	625
5.70% Senior Notes Due March 2035	5.90%	625	625
Total principal amount		2,500	3,250
Unamortized discount and issuance costs		(14)	(15)
Total senior notes		2,486	3,235
Less: Current portion of long-term debt		—	(750)
Total long-term debt		$2,486	$2,485

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of October 24, 2025, we were in compliance with all covenants associated with the Senior Notes.

As of October 24, 2025, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2026	$—
2027	—
2028	550
2029	—
2030	—
Thereafter	1,950
Total	$2,500

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of October 24, 2025 or April 25, 2025.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in March 2025, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on March 5, 2030, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of October 24, 2025, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

7. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of October 24, 2025, have remaining lease terms not exceeding 16 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of October 24, 2025, have remaining lease terms not exceeding 3 years. As of October 24, 2025, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Operating lease cost	$13	$12	$26	$25
Variable lease cost	3	4	7	8
Total lease cost	$16	$16	$33	$33

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Six Months Ended
	October 24, 2025	October 25, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$24	$24
ROU assets obtained in exchange for new operating lease obligations	$11	$6

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	October 24, 2025	April 25, 2025
Other non-current assets	$236	$241
Total operating lease ROU assets	$236	$241

Accrued expenses	$42	$40
Other long-term liabilities	211	216
Total operating lease liabilities	$253	$256

Weighted Average Remaining Lease Term	8.0 years	8.5 years

Weighted Average Discount Rate	3.5%	3.4%

Future minimum operating lease payments as of October 24, 2025, are as follows (in millions):

Fiscal Year	Amount
2026 (remainder)	$26
2027	46
2028	40
2029	35
2030	30
Thereafter	114
Total lease payments	291
Less: Interest	(38)
Total	$253

8. Stockholders’ Equity

Restricted Stock Units

We granted 4 million restricted stock units (RSUs), including performance-based RSUs (PBRSUs), with a weighted average grant date fair value of $105.45 per share during the six months ended October 24, 2025.

In the six months ended October 24, 2025, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of a three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the third fiscal year, following the grant date. The number of shares that will be used to calculate the settlement amount for all of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in the six months ended October 24, 2025, the number of shares used to calculate the settlement amount will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. For the remaining half of the PBRSUs granted in the six months ended October 24, 2025, the number of shares used to calculate the settlement amount will depend upon the Company's billings result average over the three-year performance period. The billings result average is computed based on achievement against annual billings targets, with each target set at the beginning of the respective fiscal year, during the three-year performance period. Billings for purposes of measuring the performance of these PBRSUs means the total obtained by adding net revenues as reported on the Company's condensed consolidated statements of income to the amount reported as the change in deferred revenue and financed unearned services revenue on the condensed consolidated statements of cash flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The aggregate grant date fair value of PBRSUs granted in the current year was $62 million, which is being recognized to compensation expense over the remaining performance / service periods.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Cost of product revenues	$2	$2	$3	$3
Cost of services revenues	5	6	11	12
Sales and marketing	42	43	76	78
Research and development	34	37	59	68
General and administrative	19	15	36	27
Total stock-based compensation expense	$102	$103	$185	$188

As of October 24, 2025, total unrecognized compensation expense related to equity awards was $790 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.3 years.

Stock Repurchase Program

In the first quarter of fiscal 2026, our Board of Directors authorized the repurchase of an additional $1.1 billion of our common stock. Under our stock repurchase program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes activity related to the stock repurchase program for the six months ended October 24, 2025 (in millions, except for per share amounts):

Number of shares repurchased	5.2
Average price per share	$106.05
Stock repurchases allocated to additional paid-in capital	$77
Stock repurchases allocated to retained earnings	$473
Remaining authorization at end of period	$902

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Six Months Ended
	October 24, 2025	October 25, 2024
Dividends per share declared	$1.04	$1.04
Dividend payments allocated to additional paid-in capital	$142	$130
Dividend payments allocated to retained earnings	$65	$83

On November 20, 2025, we declared a cash dividend of $0.52 per share of common stock, payable on January 21, 2026 to holders of record as of the close of business on January 2, 2026. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by us to be legally authorized under the laws of the state in which we are incorporated.

9. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of October 24, 2025 or April 25, 2025. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	October 24, 2025	April 25, 2025
Cash Flow Hedges
Forward contracts purchased	$129	$81
Balance Sheet Contracts
Forward contracts sold	$1,437	$790

The gain (loss) of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income.

The effect of derivative instruments not designated as hedging instruments recognized in other (expense) income, net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
	Gain (Loss) Recognized into Income		Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$(27)	$1	$(9)	$14

10. Restructuring Charges

In the first six months of fiscal 2026, we incurred charges related to a restructuring plan previously approved by management in the fourth quarter of fiscal 2025, as well as a restructuring plan approved by management in the second quarter of fiscal 2026 to redirect resources to the highest return activities and reduce costs. The activities under these plans are expected to be substantially complete by the end of fiscal 2026.

In the first six months of fiscal 2025, management approved restructuring plans to redirect resources to the highest return activities and reduce costs. The activities under these plans were substantially completed by the end of fiscal 2025.

Activities related to our restructuring plans are summarized as follows (in millions):

	Six Months Ended
	October 24, 2025	October 25, 2024
Balance at beginning of period	$51	$10
Net charges	25	29
Cash payments	(44)	(22)
Balance at end of period	$32	$17

11. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Six Months Ended
	October 24, 2025	October 25, 2024
Effective tax rates	22.8%	17.0%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate which is offset by non-deductible stock-based compensation and state taxes. Our effective tax rate for the six months ended October 24, 2025 includes a decrease in discrete tax benefits related to stock-based compensation compared to the corresponding period of the prior year.

On July 4, 2025, the reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (OBBB), was signed into law in the United States. The OBBB contains several changes to corporate taxation including the extension of key provisions of the 2017 Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in our fiscal year 2026 and others phased in through our fiscal year 2027. We are still in the process of evaluating the impact of the OBBB on our financial statements, but an estimate of the tax benefit has been included in our operating results for the six months ended October 24, 2025. The OBBB did not have a material impact to our income tax provision for the six months ended October 24, 2025.

We are currently subject to Pillar Two rules relating to a global minimum tax enacted by The Organisation for Economic Co-operation and Development (OECD). As of October 24, 2025, Pillar Two taxes did not have a significant impact on our financial statements, particularly due to the safe harbor relief during the transition period, but we are still closely monitoring developments.

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

As of October 24, 2025, we had $70 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $49 million of net unrecognized tax benefits would affect our provision for income taxes if recognized and have been recorded in other long-term liabilities.

12. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Numerator:
Net income	$305	$299	$538	$547
Denominator:
Shares used in basic computation	199	204	200	205
Dilutive impact of employee equity award plans	3	6	2	6
Shares used in diluted computation	202	210	202	211
Net Income per Share:
Basic	$1.53	$1.47	$2.69	$2.67
Diluted	$1.51	$1.42	$2.66	$2.59

No potential shares from outstanding employee equity awards were omitted from the calculation of diluted net income per share for the three and six month periods ending on October 24, 2025, and October 25, 2024, respectively.

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions, except percentages):

	Three Months Ended October 24, 2025
	Hybrid Cloud	Public Cloud	Total
Product revenues	$788	$—	$788
Support revenues	647	—	647
Professional and other services revenues	99	—	99
Public cloud revenues	—	171	171
Net revenues	1,534	171	1,705
Cost of product revenues	319	—	319
Cost of support revenues	51	—	51
Cost of professional and other services revenues	69	—	69
Cost of public cloud revenues	—	29	29
Segment cost of revenues	439	29	468
Segment gross profit	$1,095	$142	$1,237
Segment gross margin	71.4%	83.0%	72.6%
Unallocated cost of revenues[1]			10
Total gross profit			$1,227
Total gross margin			72.0%
[1] Unallocated cost of revenues are composed of $7 million of stock-based compensation expense and $3 million of amortization of intangible assets.

	Three Months Ended October 25, 2024
	Hybrid Cloud	Public Cloud	Total
Product revenues	$768	$—	$768
Support revenues	635	—	635
Professional and other services revenues	87	—	87
Public cloud revenues	—	168	168
Net revenues	1,490	168	1,658
Cost of product revenues	305	—	305
Cost of support revenues	51	—	51
Cost of professional and other services revenues	64	—	64
Cost of public cloud revenues	—	44	44
Segment cost of revenues	420	44	464
Segment gross profit	$1,070	$124	$1,194
Segment gross margin	71.8%	73.8%	72.0%
Unallocated cost of revenues[1]			17
Total gross profit			$1,177
Total gross margin			71.0%
[1] Unallocated cost of revenues are composed of $8 million of stock-based compensation expense and $9 million of amortization of intangible assets.

	Six Months Ended October 24, 2025
	Hybrid Cloud	Public Cloud	Total
Product revenues	$1,442	$—	$1,442
Support revenues	1,294	—	1,294
Professional and other services revenues	196	—	196
Public cloud revenues	—	332	332
Net revenues	2,932	332	3,264
Cost of product revenues	620	—	620
Cost of support revenues	101	—	101
Cost of professional and other services revenues	137	—	137
Cost of public cloud revenues	—	61	61
Segment cost of revenues	858	61	919
Segment gross profit	$2,074	$271	$2,345
Segment gross margin	70.7%	81.6%	71.8%
Unallocated cost of revenues[1]			20
Total gross profit			$2,325
Total gross margin			71.2%
[1] Unallocated cost of revenues are composed of $14 million of stock-based compensation expense and $6 million of amortization of intangible assets.

	Six Months Ended October 25, 2024
	Hybrid Cloud	Public Cloud	Total
Product revenues	$1,437	$—	$1,437
Support revenues	1,266	—	1,266
Professional and other services revenues	169	—	169
Public cloud revenues	—	327	327
Net revenues	2,872	327	3,199
Cost of product revenues	573	—	573
Cost of support revenues	101	—	101
Cost of professional and other services revenues	128	—	128
Cost of public cloud revenues	—	90	90
Segment cost of revenues	802	90	892
Segment gross profit	$2,070	$237	$2,307
Segment gross margin	72.1%	72.5%	72.1%
Unallocated cost of revenues[1]			32
Total gross profit			$2,275
Total gross margin			71.1%
[1] Unallocated cost of revenues are composed of $15 million of stock-based compensation expense and $17 million of amortization of intangible assets.

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended		Six Months Ended
	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
United States, Canada and Latin America (Americas)	$863	$862	$1,654	$1,625
Europe, Middle East and Africa (EMEA)	572	543	1,075	1,056
Asia Pacific (APAC)	270	253	535	518
Net revenues	$1,705	$1,658	$3,264	$3,199

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $820 million and $807 million during the three months ended October 24, 2025 and October 25, 2024, respectively, and were $1,566 million and $1,506 million during the six months ended October 24, 2025 and October 25, 2024, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	October 24, 2025	April 25, 2025
U.S.	$716	$1,320
International	2,298	2,526
Total	$3,014	$3,846

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	October 24, 2025	April 25, 2025
U.S.	$346	$344
International	222	219
Total	$568	$563

Significant Customers

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Arrow Electronics, Inc.	21%	21%	22%	22%
TD Synnex Corporation	22%	24%	22%	23%

The following customers accounted for 10% or more of accounts receivable:

	October 24, 2025	April 25, 2025
Arrow Electronics, Inc.	*	10%
TD Synnex Corporation	24%	27%
* Customer accounted for less than 10% of accounts receivable.

14. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of October 24, 2025, we had $0.7 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 24, 2025 and April 25, 2025, such liability amounted to $21 million and $22 million, respectively, and is included in accrued expenses in our condensed consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of October 24, 2025, we had $0.5 billion in other purchase obligations.

Financing Guarantees

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third party financing institutions within 10 days of the contracts’ dates of execution. We sold $16 million and $26 million of receivables during the six months ended October 24, 2025 and October 25, 2024, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user.

Some of the leasing arrangements described above have been financed on a recourse basis through third-party financing institutions. Under the terms of recourse leases, which are generally three years or less, we remain liable for the aggregate unpaid remaining lease payments to the third-party leasing companies in the event of end-user customer default. These arrangements are generally collateralized by a security interest in the underlying assets. As of October 24, 2025 and April 25, 2025, the aggregate amount by which such contingencies exceeded the associated liabilities was not significant. To date, we have not experienced significant losses under our lease financing programs or other financing arrangements.

We have entered into service contracts with certain of our end-user customers that are supported by third-party financing arrangements. If a service contract is terminated as a result of our non-performance under the contract or our failure to comply with the terms of the financing arrangement, we could, under certain circumstances, be required to acquire certain assets related to the service contract or to pay the aggregate unpaid financing payments under such arrangements. As of October 24, 2025, we have not been required to make any payments under these arrangements, and we believe the likelihood of having to acquire a material amount of assets or make material payments under these arrangements is remote.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of October 24, 2025 related to such matters.

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

Stock Repurchase and Dividend Activity

During the first six months of fiscal 2026, we repurchased 5.2 million shares of our common stock at an average price of $106.05 per share, for an aggregate purchase price of $550 million. We also declared aggregate cash dividends of $1.04 per share in that period, for which we paid $207 million.

Restructuring Events

In the first six months of fiscal 2026, we approved a restructuring plan to redirect resources to highest return activities and reduce costs. Aggregate charges recorded from restructuring plans during the second quarter and first six months of fiscal 2026 totaled $23 million and $25 million, respectively.

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

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 24, 2025	October 25, 2024	October 24, 2025	October 25, 2024
Revenues:
Product	46%	46%	44%	45%
Services	54	54	56	55
Net revenues	100	100	100	100
Cost of revenues:
Cost of product	19	19	19	18
Cost of services	9	10	10	11
Gross profit	72	71	71	71
Operating expenses:
Sales and marketing	27	29	28	30
Research and development	15	16	15	16
General and administrative	5	5	5	5
Restructuring charges	1	1	1	1
Acquisition-related expense	—	—	—	—
Total operating expenses	49	50	50	52
Income from operations	23	21	22	20
Other income, net	—	1	—	1
Income before income taxes	23	22	21	21
Provision for income taxes	5	4	5	4
Net income	18%	18%	16%	17%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Net revenues	$1,705	$1,658	3%	$3,264	$3,199	2%

The increase in net revenues for the second quarter and first six months of fiscal 2026 compared to the corresponding periods of fiscal 2025 was due to an increase in both product and services revenues. Product revenues as a percentage of net revenues remained relatively flat in the second quarter of fiscal 2026 and decreased one percentage point during the first six months of fiscal 2026, as compared to the corresponding periods of fiscal 2025. Fluctuations in foreign currency exchange rates favorably impacted net revenues percentage growth by approximately one percentage point in the second quarter and first six months of fiscal 2026, compared to the corresponding periods of fiscal 2025.

Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Product revenues	$788	$768	3%	$1,442	$1,437	—%

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

Total product revenues increased in the second quarter of fiscal 2026 compared to the corresponding period of the prior year primarily due to higher sales of all-flash array systems and the favorable impact from foreign exchange rate fluctuations.

Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Services revenues	$917	$890	3%	$1,822	$1,762	3%
Support	647	635	2%	1,294	1,266	2%
Professional and other services	99	87	14%	196	169	16%
Public cloud	171	168	2%	332	327	2%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased marginally in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year, primarily due to the favorable impact from foreign exchange rate fluctuations.

Professional and other services revenues increased in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year primarily due to an increase in revenues from our Keystone storage-as-a-service offering.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings delivered primarily as-a-service, which include cloud storage, data services and operational services.

Public Cloud revenues increased marginally in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year, due to higher customer demand, driven by NetApp’s diversified cloud offerings and overall growth in the cloud market, partially offset by the loss of revenue from our Spot by NetApp business which we sold in the fourth quarter of fiscal 2025.

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

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Cost of product revenues	$321	$307	5%	$623	$576	8%
Hybrid Cloud	319	305	5%	620	573	8%
Unallocated	2	2	—%	3	3	—%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 40% and 43% of product revenues for the second quarter and first six months of fiscal 2026, respectively, compared to 40% for the corresponding periods of the prior year. Materials costs represented 91% and 90% of cost of Hybrid Cloud product revenues for the second quarter and first six months of fiscal 2026, respectively, compared to 89% for the corresponding periods of the prior year.

Materials costs increased by $18 million and $48 million in the second quarter and first six months of fiscal 2026, respectively, compared to the corresponding periods of the prior year.

Hybrid Cloud product gross margins decreased one percentage point in the second quarter and three percentage points in the first six months of fiscal 2026 compared to the corresponding periods of the prior year primarily due to higher component costs.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Cost of services revenues	$157	$174	(10)%	$316	$348	(9)%
Support	51	51	—%	101	101	—%
Professional and other services	69	64	8%	137	128	7%
Public cloud	29	44	(34)%	61	90	(32)%
Unallocated	8	15	(47)%	17	29	(41)%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, increased in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year. Cost of Hybrid Cloud services revenues represented 16% of Hybrid Cloud services revenues for both the second quarter and first six months of fiscal 2026 and the corresponding periods of the prior year.

Hybrid Cloud support gross margins were relatively flat in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year. Hybrid Cloud professional and other services gross margins increased by four percentage points in the second quarter of fiscal 2026 and six percentage points in the first six months of 2026 compared to the corresponding periods of the prior year due primarily to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues decreased and gross margins increased by nine percentage points in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year. The decrease in cost of Public Cloud revenues and improved gross margins was due to cost optimization that included a decrease in fixed assets depreciation, and the mix of offerings provided which was impacted by the sale of our Spot by NetApp business in the fourth quarter of fiscal 2025.

Unallocated

Unallocated cost of services revenues decreased in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year, due to lower intangible asset amortization expense from the derecognition of certain intangible assets as a result of the sale of our Spot by NetApp business during the fourth quarter of fiscal 2025.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the second quarter and first six months of fiscal 2026 totaled $805 million, or 47% of net revenues, and $1,592 million, or 49% of net revenues, respectively, each reflecting a decrease of two percentage points compared to the corresponding periods of the prior year, primarily due to the increase in net revenues.

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in sales and marketing, research and development and general and administrative expenses in the second quarter and first six months of fiscal 2026 were relatively flat compared to the corresponding periods of the prior year.

Sales and Marketing (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Sales and marketing expenses	$465	$485	(4)%	$926	$956	(3)%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense.

The decrease in sales and marketing expenses in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year was primarily due to lower compensation costs and lower commissions expenses.

Research and Development (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Research and development expenses	$251	$257	(2)%	$493	$509	(3)%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs.

Research and development expenses decreased in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year, primarily attributable to lower compensation costs and lower spend on engineering projects.

General and Administrative (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
General and administrative expenses	$89	$77	16%	$173	$152	14%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs.

General and administrative expenses increased in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year, primarily attributable to higher compensation costs and higher spend on professional services.

Restructuring Charges (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Restructuring charges	$23	$12	92%	$25	$29	(14)%

In the first six months of fiscal 2026, we incurred charges related to a restructuring plan previously approved by management in the fourth quarter of fiscal 2025, as well as a restructuring plan approved by management in the second quarter of fiscal 2026 to redirect resources to the highest return activities and reduce costs. The activities under these plans are expected to be substantially complete by the end of fiscal 2026.

In the first six months of fiscal 2025, management approved restructuring plans to redirect resources to the highest return activities and reduce costs. The activities under these plans were substantially completed by the end of fiscal 2025.

Other (Expense) Income, Net (in millions, except percentages)

The components of other (expense) income, net were as follows:

	Three Months Ended			Six Months Ended
	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Interest income	$27	$27	—%	$63	$63	—%
Interest expense	(26)	(15)	73%	(55)	(31)	77%
Other, net	(7)	3	NM	(19)	—	NM
Total	$(6)	$15	(140)%	$(11)	$32	(134)%

NM – Not Meaningful

Interest expense increased in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year due to a higher average outstanding aggregate principal amount of Senior Notes, with a higher average coupon rate.

The differences in Other, net in the second quarter and first six months of fiscal 2026 compared to the corresponding periods of the prior year are primarily due to fluctuations in foreign exchange gains and losses year-over-year.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended			Six Months Ended
	October 24, 2025	October 25, 2024	% Change	October 24, 2025	October 25, 2024	% Change
Provision for income taxes	$88	$61	44%	$159	$112	42%
Effective tax rate	22.4%	16.9%	NM	22.8%	17.0%	NM

NM – Not Meaningful

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate which is offset by non-deductible stock-based compensation and state taxes. Our effective tax rate for the three and six months ended October 24, 2025 includes a decrease in discrete tax benefits related to stock-based compensation compared to the corresponding periods of the prior year.

As of October 24, 2025, we had $70 million of gross unrecognized tax benefits. Inclusive of penalties, interest and certain income tax benefits, $49 million of net unrecognized tax benefits would affect our provision for income taxes if recognized and have been recorded in other long-term liabilities.

Liquidity, Capital Resources and Cash Requirements

(In millions)	October 24, 2025	April 25, 2025
Cash, cash equivalents and short-term investments	$3,014	$3,846
Principal amount of debt	$2,500	$3,250

The following is a summary of our cash flow activities:

	Six Months Ended
(In millions)	October 24, 2025	October 25, 2024
Net cash provided by operating activities	$800	$446
Net cash provided by investing activities	68	513
Net cash used in financing activities	(1,540)	(1,390)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	9
Net change in cash, cash equivalents and restricted cash	$(670)	$(422)

Cash Flows

As of October 24, 2025, our cash, cash equivalents and short-term investments were $3.0 billion, which represents a decrease of $832 million during the first six months of fiscal 2026. The decrease was primarily due to a $750 million principal repayment of our 1.875% Senior Notes due June 2025, $550 million used for the repurchase of our common stock, $207 million used for the payment of dividends, and $102 million used for purchases of property and equipment, partially offset by $800 million provided by operating activities. Our working capital was $1.2 billion as of October 24, 2025, relatively flat compared to April 25, 2025.

Cash Flows from Operating Activities

During the first six months of fiscal 2026, cash provided by operating activities reflected net income of $538 million which was increased for non-cash depreciation and amortization expense of $103 million and non-cash stock-based compensation expense of $185 million. During the first six months of fiscal 2025, cash provided by operating activities reflected net income of $547 million which was increased for non-cash depreciation and amortization expense of $126 million and non-cash stock-based compensation expense of $188 million.

Significant changes in assets and liabilities in the first six months of fiscal 2026 included the following:

•
Accounts receivable decreased by $261 million, reflecting lower billings in the first six months of fiscal 2026 compared to the last six months of fiscal 2025.
•
Accrued expenses decreased by $277 million, primarily due to employee compensation payments related to our fiscal 2025 incentive compensation plan accrual.
•
Deferred revenue and financed unearned services revenue decreased by $107 million, reflecting a decrease in deferred revenue for support contracts.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipping linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, and the timing and amount of compensation, income taxes and other payments.

Cash Flows from Investing Activities

During the first six months of fiscal 2026, we generated $155 million from maturities and sales of investments, net of purchases, and paid $102 million for capital expenditures, as compared to the same period of fiscal 2025, in which we generated $597 million from maturities and sales of investments, net of purchases, and paid $86 million for capital expenditures.

Cash Flows from Financing Activities

During the first six months of fiscal 2026, we used $750 million for the principal repayment upon maturity of our 1.875% Senior Notes due in June 2025, $550 million for the repurchase of 5.2 million shares of common stock, and $207 million for the payment of dividends. During the first six months of fiscal 2025, we used $700 million for the repurchase of 5.8 million shares of common stock and $213 million for the payment of dividends.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including cash, cash equivalents and short-term investments, cash generated from operations, and our ability to access capital markets and committed credit lines will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months and thereafter for the foreseeable future. We may choose to periodically raise additional debt capital based on certain conditions, including the refinancing of upcoming maturities and/or for potential strategic acquisitions and investments. Our ability to obtain this, or any additional financing that we may pursue or need, will depend on, among other things, our business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. In the event our liquidity is insufficient and we are unable to enter into new financing arrangements, we may be required to curtail spending and implement additional cost saving measures and restructuring actions. We cannot be certain that we will continue to generate cash flows at or above current levels. For further discussion of factors that could affect our cash flows and liquidity requirements, see Item 1A. Risk Factors.

Liquidity

Our principal sources of liquidity as of October 24, 2025 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our commercial paper program and related credit facility.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	October 24, 2025	April 25, 2025
Cash and cash equivalents	$2,072	$2,742
Short-term investments	942	1,104
Total	$3,014	$3,846

As of October 24, 2025 and April 25, 2025, $2.3 billion and $2.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $716 million and $1.3 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counterparties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of October 24, 2025.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of October 24, 2025 (in millions):

Amount
2.375% Senior Notes Due June 2027	$550
2.70% Senior Notes Due June 2030	700
5.50% Senior Notes Due March 2032	625
5.70% Senior Notes Due March 2035	625
Total	$2,500

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

Commercial Paper Program and Credit Facility

We have a commercial paper program (the Program), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of October 24, 2025.

In connection with the Program, we have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in March 2025, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on March 5, 2030, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of October 24, 2025, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects over the next few years through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the network storage industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements. We anticipate capital expenditures for the remainder of fiscal 2026 to be between $90 million and $140 million.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. A final transition tax payment of $179 million was paid during the second quarter of fiscal 2026.

Dividends and Stock Repurchase Program

On November 20, 2025, we declared a cash dividend of $0.52 per share of common stock, payable on January 21, 2026, to holders of record as of the close of business on January 2, 2026.

In the first quarter of fiscal 2026, our Board of Directors authorized the repurchase of an additional $1.1 billion of our common stock under our stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. As of October 24, 2025, the remaining authorized amount for stock repurchases under this program was $902 million.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled $1.2 billion as of October 24, 2025.

Financing Guarantees

We enter into financing and leasing contracts through the ordinary course of business. These arrangements and related financing guarantees are described in Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1. There has been no material change in our financing guarantees as described in our 2025 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk exposures for the six months ended October 24, 2025, as compared to those discussed in our Annual Report on Form 10-K for the year ended April 25, 2025.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 24, 2025, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the second quarter of fiscal 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended October 24, 2025:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
July 26, 2025 - August 22, 2025	735	$106.13	385,558	$1,074
August 23, 2025 - September 19, 2025	625	$118.18	386,183	$1,000
September 20, 2025 - October 24, 2025	819	$119.86	387,002	$902
Total	2,179	$114.75

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

No directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), during the quarterly period covered by this report.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1*	The Company's Amended and Restated Executive Compensation Plan, as amended, effective August 26, 2025	10-Q	000-27130	10.4	August 27, 2025

10.2*	NetApp, Inc. Employee Stock Purchase Plan, as amended effective September 11, 2025.	8-K	000-27130	10.1	September 15, 2025

10.3*	NetApp, Inc. 2021 Equity Incentive Plan, as amended effective September 11, 2025.	8-K	000-27130	10.2	September 15, 2025

10.4*	NetApp, Inc. 2021 Outside Director Compensation Policy, as amended effective September 10, 2025.	8-K	000-27130	10.3	September 15, 2025

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

*Identifies management plan or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ WISSAM JABRE
Wissam Jabre
Executive Vice President and Chief Financial Officer

Date: November 25, 2025