Form 10-K
period 2026-04-24
NetApp, Inc.
filed 2026-06-05
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 24, 2026

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of October 24, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $17.1 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for other purposes.

On May 28, 2026, 195,919,927 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 24, 2026.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements (and their underlying assumptions) included in this document that refer, directly or indirectly, to future events or outcomes and, as such, are inherently not factual, but rather reflect only our current projections for the future. Consequently, forward-looking statements usually include words such as “committed,” “estimate,” “intend,” “plan,” “positions,” “predict,” “forecast,” “seek,” “strive,” “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “believe,” or similar words, in each case, intended to refer to future events or circumstances. A non-comprehensive list of the topics including forward-looking statements in this document includes:

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
•
our ability to maintain our gross margins, including managing component costs;
•
general global political, macroeconomic, social, health and market conditions;
•
our ability to effectively plan and manage our resources and restructure our business in response to changing market conditions and market demand;
•
our ability to anticipate and manage trends related to the development, regulation and use of artificial intelligence (AI), including generative AI, which impacts the adoption of Intelligent Data Infrastructure, and to comply with emerging laws and standards affecting AI usage;
•
disruptions in our supply chain, which could limit our ability to ship products to our customers in the timelines and amounts and at the prices forecasted;

•
our ability to maintain our customer, partner, supplier, reseller, distributor and contract manufacturer relationships, including with public cloud providers, on favorable terms and conditions;
•
the impact of new competitors and industry consolidation affecting our suppliers, markets, partners, and customers;
•
our ability to anticipate techniques used to obtain unauthorized access or to sabotage systems and to implement adequate preventative measures against cybersecurity and other security breaches on our or third parties' systems, products and services;
•
our ability to successfully recruit and retain qualified personnel and to manage our investment in people, processes and systems;
•
our ability to effectively integrate and realize the forecasted benefits of acquired businesses, products, services and technologies;
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

PART I

Item 1. Business

Overview

NetApp, Inc. (NetApp, we, us, or the Company), headquartered in San Jose, California, is a global leader in Intelligent Data Infrastructure. Since our founding in 1992, we have transformed from a pioneering storage hardware provider into a software-driven, cloud-centric data infrastructure company. Our flagship ONTAP® data management software, together with a comprehensive portfolio of all-flash, hybrid-flash, and cloud-native solutions, forms the backbone of digital transformation for thousands of enterprises worldwide. NetApp empowers organizations to manage, protect, and leverage data across on-premises, hybrid, and multi-cloud environments. We are well positioned to enable Intelligent Data Infrastructure for our customers and help them realize the full promise of artificial intelligence (AI) providing solutions that connect, protect, and activate data across every data environment—on-premises, in the cloud, and at the edge.

Market Position & Strategic Focus

NetApp operates at the intersection of major industry megatrends—rapid data growth, multi-cloud adoption, and the rise of AI—which are creating unprecedented challenges and opportunities for organizations as they seek to securely manage and leverage growing data estates. Well positioned to address these complexities, NetApp empowers Intelligent Data Infrastructure for our customers through our solutions, which seamlessly connect, manage and protect data across any environment. Our first-party native integration with all major hyperscalers—Amazon Web Services (AWS), Microsoft Azure, and Google Cloud—combined with decades of data management leadership, uniquely enables customers to harness these shifts for competitive advantage.

Our strategy is anchored in four key focus areas:

Modernizing Data Infrastructure: We help organizations modernize their data infrastructure to deliver greater performance, efficiency, and agility. Our industry-leading hybrid-flash and all-flash storage solutions, powered by ONTAP®, provide the foundation for mission-critical workloads, while our hybrid multi-cloud capabilities enable seamless data mobility and management across diverse environments. By simplifying operations and reducing total cost of ownership, we empower customers to accelerate their digital transformation journeys.

Enabling Resilient and Secure Operations: As cyber threats and regulatory requirements intensify, NetApp’s integrated security and data protection capabilities have become essential for enterprises worldwide. Our solutions offer robust ransomware protection, automated data backup and recovery, disaster recovery, and comprehensive governance features. We continue to innovate in cyber resilience, helping customers safeguard their most valuable digital assets and maintain business continuity.

Optimizing Cloud Strategies: NetApp is uniquely positioned as the only enterprise data infrastructure provider natively integrated with all major public cloud providers. Our unified approach enables customers to manage, protect, and move data seamlessly across on-premises and cloud environments. We deliver flexible consumption models, predictable costs, and the agility to scale workloads as business needs evolve.

Accelerating AI Adoption: The rise of AI and machine learning is transforming industries, and NetApp is well positioned to help customers with these next-generation workloads. Our AI-ready infrastructure solutions, including the NetApp AI Data Engine and validated reference architectures with partners like NVIDIA, help organizations streamline data pipelines, accelerate model training, and derive actionable insights from their data.

Competitive Differentiators

NetApp’s sustained success is built on several enduring competitive strengths that set us apart in the market:

Deep Cloud Integration: Our native integration with AWS, Microsoft Azure, and Google Cloud provides customers with significant flexibility, unified management, and consistent data services across any environment.

Proven Data Management Leadership: ONTAP® is recognized globally for its reliability, scalability, and advanced data services. Decades of innovation have established NetApp as a trusted partner for enterprises’ most critical data workloads.

Comprehensive Security and Resilience: NetApp’s built-in security features, including advanced ransomware protection and automated compliance controls, help customers safeguard data in an increasingly complex threat landscape.

Strong Ecosystem Partnerships: Collaborations with technology leaders such as NVIDIA, Cisco, Microsoft, and a broad network of channel partners enable us to deliver integrated, best-in-class solutions tailored to diverse customer needs.

Customer-Centric Innovation: Our commitment to continuous innovation is driven by close collaboration with our customers. We invest in R&D to anticipate emerging trends, enhance our portfolio, and deliver solutions that address real-world business challenges.

Operational Excellence and Financial Discipline: Our focus on operational efficiency and disciplined execution has resulted in strong margins, robust cash flow, and the ability to invest in future growth while delivering consistent value to shareholders.

Data as the Foundation for AI Transformation

Artificial intelligence is reshaping industries, driving innovation, and unlocking new sources of value for organizations worldwide. At the heart of every successful AI initiative lies data—vast, diverse, and increasingly distributed across the enterprise. As businesses seek to harness AI for competitive advantage, the ability to manage, secure, and activate data becomes paramount.

AI models and workflows rely on high-quality, well-governed data to deliver meaningful insights and outcomes. Yet, in most organizations, data is scattered across multiple silos: on-premises data centers, edge locations, and an array of public and private clouds. This fragmentation creates significant challenges in data distribution, security, governance, and hybrid/multicloud workflows.

NetApp is well positioned to help enterprises overcome these challenges and realize the full promise of AI. We power Intelligent Data Infrastructure for our customers with our solutions that connect, protect, and activate data across every environment—on-premises, at the edge, and in any cloud. With NetApp data infrastructure and the AI Data Engine, customers can aggregate, curate, and govern their data estate, making it AI-ready—no matter where it resides. Our robust security features, including advanced ransomware protection and automated compliance controls, empower organizations to maintain data integrity and privacy at scale. Through validated reference architectures and partnerships with leaders like NVIDIA and Microsoft, we accelerate AI pipeline development, supporting faster time to insight and greater business impact.

NetApp helps customers harness the power of their data – securely, efficiently, and at scale – in the era of data and AI through our focus on these strategic growth areas and leveraging our core competitive advantages. We remain dedicated to driving innovation, delivering exceptional customer outcomes, and sustaining long-term value creation for all stakeholders.

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

Data management software

NetApp ONTAP software is our foundational technology that underpins NetApp’s critical storage solutions in the on-premises data center and in private and public clouds. ONTAP includes various data management and protection features and capabilities, including autonomous ransomware detection to protect against cyber-attacks, built-in data transport features, and storage efficiency capabilities. ONTAP provides the flexibility to design and deploy a storage environment across the broadest range of architectures – from on-premises to hybrid, private, and public clouds. It can be used in NAS, SAN, object, and container environments, as well as software-defined storage (SDS) situations.

Data integrity, security, and business continuity are at the heart of any company’s data center. With the extensive software tools and utilities delivered in ONTAP One, our all-in-one software license, customers can realize their business continuity goals with time, costs, and personnel savings. With NetApp Snapshot technology, customers can create and manage point-in-time file system copies with no performance impact and minimal storage consumption. This is important for continuous data protection of information in read-only, static, and immutable form. NetApp SnapCenter backup management software is designed to deliver high-performance backup and recovery for database and application workloads hosted on ONTAP storage. NetApp SnapMirror data replication software can replicate data at high speeds across environments. SnapMirror delivers robust data management capabilities for virtualization, protecting critical data while providing the flexibility to move data between locations and storage tiers, including cloud service providers. NetApp SnapLock data compliance software delivers high-performance disk-based data permanence for hard disk drive (HDD) and solid state drive (SSD) deployments.

ONTAP also includes industry-leading cyber resilience capabilities that are designed to maximize data protection and security and increase data governance and compliance. NetApp keeps data protected and secured by aligning with the National Institute of Standards and Technology cybersecurity framework, working to block cybersecurity threats and mitigate the high cost of downtime. The built-in, AI-powered Autonomous Ransomware Protection operates natively in the storage layer, combating evolving threats with real-time detection for rapid response and recovery.

NetApp AI Data Engine software simplifies and secures the entire AI data pipeline with integrated data discovery, curation, policy-driven guardrails, and real-time vectorization for GenAI, Retrieval-Augmented Generation (RAG), agentic AI, and AI factories. It provides efficiencies intended to make AI affordable, while integrating with popular AI tools and cloud platforms and simplifying and securing the AI data pipeline with a storage-integrated solution.

Storage infrastructure

NetApp AFF A-Series and C-Series are scale-out unified storage built for virtualized and containerized environments, combining flash solid state drives with best-in-class data management, built-in efficiencies, integrated data protection, multiprotocol support, and nondisruptive operations. The AFF family, powered by ONTAP, allows customers to connect to clouds for more data services, data tiering, caching, and disaster recovery. AFF A-Series delivers exceptional low-latency performance via performance-optimized media. AFF C-Series provides customers with capacity-optimized flash solid state drives which balance performance and affordability, making it ideal for transitioning from hybrid/HDD to all-flash storage and running non-latency sensitive VMware database applications and file environments. Both the AFF A-Series and C-Series have a portfolio of products designed for multiple markets and price/performance considerations, from smaller channel commercial market offerings to large-scale, global enterprises.

NetApp ASA A-Series and C-Series are NetApp’s modern block-optimized all-flash arrays with high-performance, efficiency, security, sustainability, and cloud integration to accelerate virtual machines and databases. ASA arrays are also powered by NetApp ONTAP but optimized and simplified for SAN workloads. The ASA includes a 100% guaranteed uptime and guaranteed 4:1 storage efficiency.

NetApp AFX is disaggregated scale-out storage built for the AI-powered enterprise. NetApp AFX combines extreme performance and scale with the reliability of enterprise-proven NetApp ONTAP software. AFX is built on ONTAP, benefiting from over three decades of world-class software and hardware engineering with enterprise-proven data management and security, and integrating seamlessly into enterprise data centers. AFX integrates with the NetApp AI Data Engine to accelerate AI pipelines by consolidating fragmented tools into a unified, ONTAP-integrated solution with real-time metadata, inline vectorization, and semantic search.

NetApp FAS is high-capacity hybrid flash storage powered by NetApp ONTAP. NetApp FAS Storage Arrays provide customers with a balance of performance and capacity running disk drives or hybrid-flash configurations. FAS systems are suitable for secondary storage targets for disaster recovery, backup, and tiering.

NetApp E/EF series is built for dedicated, high-bandwidth applications that need simple, fast SAN storage with enterprise-grade reliability. The E-Series is available as a hybrid-flash array, while the EF-Series is all-flash. Built on the SANtricity storage operating system, the E/EF-Series storage appliances are designed for performance-sensitive workloads like real-time analytics, high-performance computing, and databases. EF-Series storage coupled with Lustre parallel file system delivers ultra‑high‑throughput, low‑latency shared storage that scales performance for the most demanding high-performance-computing and AI workloads, for example acting as high-speed scratch space in neocloud environments.

NetApp StorageGRID is high-performance, scalable object storage for large archives, media repositories, and web data stores. Using the industry-standard object APIs like the Amazon Simple Storage Service (S3), StorageGRID is provided as a NetApp-branded storage system and as a software-defined solution on third-party hardware.

Public Cloud

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage, data services and operational services. As the only provider of enterprise-grade storage services natively embedded in the world’s largest public cloud providers, NetApp helps organizations harness the power of their data and applications. NetApp’s services leverage AI to maximize productivity across infrastructure and applications, boost team productivity, and reduce operations costs. These solutions and services are generally available on the leading public clouds, including AWS, Microsoft Azure, and Google Cloud.

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

Manageability

Our hybrid multi-cloud storage and data service offerings can all be controlled centrally via the NetApp Console. The NetApp Console is a unified control plane that enables customers to manage their entire data landscape through one single, web-based Software-as-a-Service (SaaS)-delivered control point, with an intuitive interface and powerful automation to help decrease resource waste, complexity, and the risk of managing diverse environments. It brings customers operational simplicity in a complex world.

The NetApp Console also provides a single location to manage standard and optional capabilities (data services) that allow customers to control their data and operations. For example, with the NetApp Copy and Sync service, customers can migrate data to the cloud securely and efficiently. Customers can choose where to deploy primary workloads without re-architecting applications or databases. The NetApp Backup and Recovery service delivers seamless and cost-effective backup and restore capabilities for protecting and archiving cloud and on-premises data managed by ONTAP. The NetApp Classification service provides data discovery, mapping, and classification driven by AI algorithms with automated controls and reporting for data privacy regulations such as the General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and more. Lastly, the NetApp Ransomware Resilience service provides AI-driven protection of workloads, with integrated real-time detection of attacks and data exfiltration and ability to respond quickly to threats and recover in minutes within an isolated recovery environment.

Operational services

NetApp Data Infrastructure Insights (formerly called “Cloud Insights”) is an infrastructure monitoring tool that gives organizations visibility into their entire infrastructure. It can monitor, troubleshoot, and optimize costs across all resources, including public clouds and private data centers. Working in conjunction with the NetApp Console for manageability and control plane services, customers can have deep insights into their data operations.

Instaclustr provides fully managed open-source databases, pipelines, and workflow applications delivered as a service. Instaclustr helps organizations deliver cloud-native applications at scale by operating and supporting the data infrastructure through its SaaS services for those designing and building around open-source technologies while not wanting to maintain that infrastructure themselves.

Professional and Support Services

NetApp and our certified services partners offer a comprehensive portfolio of services to help customers create a data infrastructure strategy designed to accelerate innovation and deliver business outcomes like enhanced operational efficiency, lower cost of ownership, improved data resiliency and business continuity and future-proofing their data infrastructure. We use our expertise to help envision, deploy, and operate customers' data management solutions. We have incorporated AI to deliver proactive and predictive intelligence for optimizing the management of solutions across the data lifecycle.

•
NetApp Keystone is a subscription-based, Storage-as-a-Service (STaaS) offering that delivers the NetApp portfolio as a flexible service across on-premises and cloud. With a unified management console, Keystone allows organizations to provision, monitor, and manage storage spending across their hybrid cloud environment, delivering both financial and operational flexibility.
•
NetApp’s Professional Services offer specialized expertise to minimize risks and simplify planning, deploying, and integrating of NetApp solutions, on premises and in the cloud. Our comprehensive offerings are designed to help customers achieve faster time to value. Our highly skilled service experts help ensure customer environments are structured to achieve business results like data reliability, improved security posture and cost optimization.
•
NetApp Managed Services deliver customizable service management solutions for both on-premises and cloud operations and support seamless and efficient service delivery. Managed Services with Keystone helps customers enhance the performance and resilience of their NetApp Keystone subscriptions. NetApp Ransomware Protection and Recovery Service helps proactively safeguard customer data and enable rapid recovery with 24/7/365 alert monitoring, remediation, and software administration.
•
NetApp Customer Success and Support portfolio offers a wide range of AI-enabled, proactive and predictive support solutions that drive value realization and customer outcomes. The services may include strategic advice, onboarding facilitation and management, training, lifecycle planning, and monitoring, as well as proactive and preventative issue resolution.

Sales, Principal Markets, and Distribution Channels

We market and sell our products and services in numerous countries throughout the world. Our sales efforts are organized around the evolving needs of our current and potential customers, and our marketing initiatives reflect this focus. NetApp uses a multichannel distribution strategy. We sell our products, solutions and services through a direct sales force and an ecosystem of partners, including the leading cloud providers. Our marketing is focused on building our brand reputation, creating market awareness, communicating customer advantages and generating demand for our sales force and channel partners.

Our diversified customer base spans industry segments and vertical markets such as energy, financial services, government, technology, internet, life sciences, healthcare services, manufacturing, media, entertainment, animation, video postproduction and telecommunications. NetApp focuses primarily on the enterprise storage and data management, cloud storage and cloud operations markets. We design our products to meet the evolving requirements of a hybrid, multicloud world, driven by artificial intelligence, digital transformation and cloud initiatives.

Our partnerships with the industry’s leading cloud, infrastructure, consulting, application, and reseller partners are created with one goal in mind: the success of our customers. Global enterprises, local businesses, and government agencies look to NetApp and our ecosystem of partners to help maximize the business value of their IT and cloud investments.

We work with a wide range of partners for our customers, including technology partners, value-added resellers, system integrators, OEMs, service providers and distributors. During fiscal 2026, sales through our indirect channels represented the majority of our net revenues. Our global partner ecosystem is critical to NetApp’s growth and success. We are continually strengthening existing partnerships and investing in new ones to ensure we are meeting the evolving needs of our customers.

As of April 24, 2026, our worldwide sales and marketing functions consisted of approximately 5,000 managers, sales representatives and technical support personnel. We have offices in over 20 countries. Sales to two of our major customers accounted for 43% of our net revenues in fiscal 2026. Information about sales to and accounts receivables from our major customers, segment disclosures, foreign operations and net sales attributable to our geographic regions is included in Note 14 – Segment, Geographic, and Significant Customer Information of the Notes to Consolidated Financial Statements included in Part II, Item 8.

Seasonality

We have historically experienced a sequential decline in revenues in the first quarter of our fiscal year, as the sales organization spends time developing new business after higher close rates in the fourth quarter, and because sales to European customers are typically weaker during the summer months. We derive a substantial amount of our revenue in any given quarter from customer orders booked in the same quarter. Customer orders and revenues typically follow intra-quarter seasonality patterns weighted toward the end of the quarter. As recurring services and cloud revenue increase as a percentage of our total revenues, historical seasonal patterns may become less pronounced.

Backlog

We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. Orders are generally placed by customers on an as-needed basis. A substantial portion of our products is sold on the basis of standard purchase orders that are cancelable prior to shipment without penalty. In certain circumstances, purchase orders are subject to change with respect to timing of fulfillment, quantity of product or timing of delivery resulting from changes in customer requirements or supply chain constraints. Our business is characterized by seasonal and intra-quarter variability in demand, as well as short lead times and product delivery schedules. Accordingly, backlog may vary materially quarter to quarter and at any given time may not be a meaningful indicator of future revenue.

Manufacturing and Supply Chain

We have outsourced manufacturing operations to third parties located in Fremont, California; San Jose, California; Laredo, Texas; Guadalajara, Mexico; Helmond, The Netherlands; Tiszaujvaros, Hungary; Taoyuan, Taiwan; and Singapore. These operations include materials procurement, commodity management, component engineering, test engineering, manufacturing engineering, product assembly, product assurance, quality control, final test, and global logistics. We rely on a limited number of suppliers for materials, as well as several key subcontractors for the production of certain subassemblies and finished systems. We strive to have multiple suppliers qualified to provide critical components where possible and have our products manufactured in a number of locations to mitigate our supply chain risk. Our strategy has been to develop close relationships with our suppliers, maximizing the exchange of critical information and facilitating the implementation of joint quality programs. We use contract manufacturers for the production of major subassemblies and final system configuration. This manufacturing strategy minimizes capital investments and overhead expenditures while creating flexibility for rapid expansion.

We are certified to the International Organization for Standardization (ISO) 9001:2015 and ISO 14001:2015 certification standards. We have been Tier 2 certified under the U.S. Customs and Border Protection’s (CBP) Customs Trade Partnership Against Terrorism (CTPAT) program since January 2015 and have been a member of the Responsible Business Alliance (RBA) since 2013.

Research and Development

Our research and development (R&D) team delivers innovation to help customers make their data intelligent. Our R&D structure supports the execution and acceleration of our strategies and roadmaps across product groups. We use our expertise and shared intellectual property to develop cloud services and hybrid-cloud solutions that help customers adapt to changing business imperatives. Most of our R&D efforts are dedicated to the ongoing development and enhancement of the software that powers our solutions.

Our R&D priorities are defined by how we can help organizations realize operational simplicity, cyber resilience and security, AI innovation, and infrastructure savings and agility. We design our products and services with AI and cloud connectivity in mind, including our capabilities for cyber resiliency, tiering, disaster recovery, replication, bursting, and migration.

We conduct research and development activities in various locations throughout the world. Total research and development expenses were $991 million in fiscal 2026, $1,012 million in fiscal 2025 and $1,029 million in fiscal 2024. These costs consist primarily of personnel and related expenses incurred to conduct product development activities. Although we develop many of our products internally, we also acquire technology through business combinations or through third-party licensing when appropriate. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Competition

We operate in markets characterized by rapid technological change, evolving customer requirements, and frequent introductions of new products, services, and business models. Customer demand continues to be influenced by cloud adoption, digital transformation initiatives, cybersecurity requirements, and increasing use of artificial intelligence and data‑driven applications.

We compete in the storage, data management, and AI data pipeline markets, including on-premises infrastructure, hybrid cloud environments, and public cloud services. Our offerings compete with a wide range of vendors that provide data storage systems, data management software, and related services. Some competitors offer broad portfolios spanning multiple infrastructure and software categories, while others focus on specific technologies, workloads, or delivery models.

In hybrid and on‑premises environments, we compete against solutions that customers purchase through capital expenditures, as well as alternatives that emphasize consumption‑based or subscription models. In public cloud environments, customers may choose native cloud services that are consumed as operating expenses. We both partner with and compete against cloud service providers through our cloud‑based software and services offerings.

We also compete in software-defined and cloud operations markets with solutions that address data mobility, orchestration, observability, automation, security, and application lifecycle management. Competition in these areas includes established technology providers as well as newer market entrants, including startups, and offerings introduced by cloud service providers as part of their broader platforms.

The emergence of artificial intelligence workloads has introduced additional competitive dynamics, particularly in areas related to data readiness, performance, scalability, and integration with compute and cloud ecosystems. In these markets, competition includes both established infrastructure vendors and newer entrants focused on AI-oriented use cases and architectures.

Competition in our markets is intense and includes factors such as product functionality, performance, reliability, security, ease of use, integration capabilities, pricing and total cost of ownership, delivery models, and quality of customer support and services. We also face competition from alternative architectures or approaches that may reduce or eliminate demand for some of our offerings.

In addition, our current or potential competitors may form strategic alliances or partnerships among themselves or with third parties, including some of our own partners, which could increase competitive pressures. New competitors, technologies, or business models may also emerge.

We believe our enduring competitive advantage is built on a foundation of strategic differentiation and deep customer-centricity. We will continue to lead by:

•
Driving Relentless Innovation: Our differentiation is rooted in our sustained commitment to hardware and software innovation, deep cloud integration, and a rich ecosystem of technology partnerships.

•
Delivering a Strong Customer Experience: We forge lasting relationships with our customers and partners. Our goal is to provide an outstanding experience at every touchpoint, offering a full range of expertise before, during, and after their initial purchase. This holistic approach is a cornerstone of our competitive strategy and our key to winning in the market.

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

We voluntarily measure, monitor, and publicly report our scope 1, scope 2, and scope 3 (partial) greenhouse gas emissions, waste and water impacts. We seek to optimize the energy efficiency of our buildings, labs, and data centers; and we have increased our use of renewable energy, especially at our facilities in Bangalore, India (95% of the total energy consumed is renewable); Cork, Ireland (100% of electricity consumed is from renewable energy) and Wichita, Kansas (100% of the electricity consumed is produced by renewable wind energy).

At the global, regional and state levels, various laws and regulations have been implemented or are under consideration to mitigate or report on the effects of climate change and other environmental topics. Environmental laws are complex and have tended to become more stringent over time. However, it is difficult to anticipate future regulations pertaining to environmental matters and to estimate their impacts on our operations. Additionally, we have implemented disaster recovery and business resiliency measures to mitigate the physical risks our facilities, business, and supply chain might face as a consequence of natural disasters, earthquakes, floods, droughts, and other such occurrences or severe weather/climate-related phenomena.

We are subject to international, federal, state, and local regulations regarding workplace safety and protection of the environment. Various international, federal, state, and local provisions regulate the use and discharge of certain hazardous materials used in the manufacture of our products. Failure to comply with environmental regulations in the future could cause us to incur substantial costs, subject us to business interruptions or cause customers to cease purchasing from us. We strive to comply with all applicable environmental laws. All of our products meet the applicable requirements of the following European Union (EU) directives: Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH); Energy Related Products (ErP); and Restriction of Hazardous Substances (RoHS). We also comply with the China RoHS directive. We have a global product take-back program and an e-waste scheme to comply with the EU directive on Waste Electrical and Electronic Equipment (WEEE), and Extended Producer Responsibility (EPR) regulations in India, Singapore and California. In addition, EPR regulations continue to expand in scope and to new jurisdictions globally, and the European Union's Packaging and Packaging Waste Regulation (PPWR), which entered into force in February 2025, will introduce additional packaging and EPR obligations beginning in August 2026.

We maintain an environmental management system that provides the framework for setting, monitoring, and continuously improving our environmental goals and objectives. As part of ISO 14001 requirements, we set local environmental performance goals, such as reducing energy consumption per square foot and minimizing waste generated on site, ensuring these goals support our broader corporate strategy. We also conduct periodic reviews and third-party audits, and we monitor environmental legislation and requirements to remain compliant with applicable laws - both in our operations and for our products.

Human Capital

We take pride in, and believe our success depends on, attracting and retaining leading talent in the industry based on a culture-fit approach. From our inception, NetApp has worked to build a model company and has embraced a culture of openness and trust. Our employees are encouraged to be innovative, and we communicate openly and transparently so that employees can focus on critical and impactful work that ties directly to our business strategy. We continue to invest in our global workforce to support inclusion and belonging and our employees’ well-being and development.

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

Flexible Work. We take a hybrid‑first approach to work, grounded in the belief that how and where we work should support strong outcomes, meaningful collaboration, and sustained performance. Our flexible hybrid model gives employees, in partnership with their managers and teams, the ability to balance flexibility with intentional time together - recognizing that some roles require regular in‑person presence or are tied to specific locations based on business needs. We use digital‑first tools and workflows to enable productivity and flexibility, wherever work happens. At the same time, we believe there is unique value in coming together in person - to build relationships, strengthen trust, and foster collaboration and innovation. Our offices serve as hubs for connection and teamwork, creating opportunities for people to learn from one another and do their best work together.

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

Giving Back. The NetApp Cares programs support our employees' efforts to make a positive difference in our communities, which we believe contributes to our culture by enhancing employee engagement and team building. In fiscal 2026, NetApp employees donated over 28,000 hours to serve their communities and make an impact around the world. The NetApp Cares programs encourage employees to volunteer through individual, team or company efforts.

Board Oversight of Human Capital Management

Our Board of Directors plays an active role in overseeing the Company's human capital management strategy and programs. Our Talent and Compensation Committee provides oversight of our talent strategy and key programs related to corporate culture, workforce inclusion, talent acquisition, engagement, development and retention.

Employees

As of April 24, 2026, we had approximately 11,700 employees worldwide. None of our employees are represented by a labor union and we consider relations with our employees to be good.

Please visit our website for more detailed information regarding our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Information About Our Executive Officers

Our executive officers and their ages as of June 5, 2026, were as follows:

Name	Age	Position
George Kurian	59	Chief Executive Officer
César Cernuda	54	President
Wissam Jabre	56	Executive Vice President and Chief Financial Officer
Syam Nair	54	Executive Vice President and Chief Product Officer
Elizabeth M. O'Callahan	57	Executive Vice President, Chief Administrative Officer, and Secretary

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

Wissam Jabre joined NetApp in March 2025 as Executive Vice President and Chief Financial Officer, overseeing the global finance organization. Mr. Jabre is an accomplished finance executive with over 20 years of experience leading finance organizations and driving value creation through disciplined operational execution. Prior to joining NetApp, Mr. Jabre served as Executive Vice President and CFO at Western Digital Corporation from February 2022 to February 2025, where he led the successful separation of the company into two independent public companies, Western Digital and Sandisk. Prior to joining Western Digital, he served as CFO at Dialog Semiconductor from March 2016 until its acquisition by Renesas Electronics in August 2021. He also held senior finance leadership roles at prominent technology companies, including Advanced Micro Devices, Freescale Semiconductor (since acquired by NXP Semiconductors), and Motorola. Mr. Jabre's career began at Schlumberger, where he gained valuable experience across both engineering and finance. He holds a B.E. in Electrical Engineering from the American University of Beirut and an MBA from Columbia Business School. Mr. Jabre serves on the Board of Directors of MKS, Inc. where he is a member of the Audit Committee. He is a CFA® charterholder.

Syam Nair joined NetApp in June 2025 as Chief Product Officer where he leads the Company’s product and engineering teams to accelerate innovation in hybrid cloud and AI offerings and advance NetApp’s strategic vision for data-driven business growth. He brings over 25 years of experience in scaling cloud platforms and driving hyper-growth. Mr. Nair has experience incubating new technologies from the ground up and leading large teams through transformations at scale. During his tenure at Microsoft, he was part of the leadership team that built and expanded globally distributed Azure data services. At Salesforce, he led innovations including Salesforce Data Cloud, the next generation Agentic platform. Prior to joining NetApp, Mr. Nair doubled the scale of the world’s largest inline security cloud as Chief Technology Officer and Executive Vice President of Research & Development at Zscaler. He holds a master’s degree in computer science and applications engineering from Goa University in India and an MBA in strategy and leadership from Indiana University – Kelley School of Business.

Elizabeth M. O’Callahan joined NetApp in 2013 and has served as NetApp’s Executive Vice President, Chief Administrative Officer, and Secretary since March 2025. Prior to her appointment as Chief Administrative Officer, Ms. O’Callahan served as Executive Vice President, Chief Legal Officer, and Secretary from January 2022 to February 2025 and in various legal leadership roles from October 2013 to December 2021. She has over 20 years of experience at technology companies leading teams responsible for a variety of legal and employment matters, including corporate and employment legal, compensation, compliance and ethics, data privacy and intellectual property, crisis management, litigation and government relations. Before joining NetApp, Ms. O’Callahan served in a senior legal role at Xilinx (since acquired by AMD). She began her legal career in private practice in Silicon Valley specializing in corporate law and business litigation. Ms. O’Callahan holds a bachelor’s degree from the University of California at Los Angeles and a J.D. from Santa Clara University.

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

We also use the Investor Relations section of our website and our social media channels as tools to disclose important information about the Company and comply with our disclosure obligations under Regulation Fair Disclosure.

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

Risks Related to Our Business and Industry

Global economic and geopolitical conditions may adversely affect our industry, business operations, and financial performance, including our revenue growth, profitability, financial condition and cash flows.

As a global company, our business is influenced by worldwide economic and market conditions, including, among others, rising inflation, slower growth, economic downturns or recessions, changes in fiscal and monetary policies, higher interest and tax rates, economic uncertainty, political instability, ongoing international and regional conflicts (including conflicts in the Middle East), warfare, extreme weather events and effects from climate change, natural disasters and pandemics, supply chain interruptions and shortages, changes in laws and regulations, reduced consumer confidence and spending, international trade protection measures and disputes (including economic and trade barriers, tariffs, sanctions and export controls), rapid technological changes, and the threat and potential of trade control policies and retaliatory trade control policies (including retaliatory tariffs). These factors, as well as the fear or anticipation of such conditions, may influence decisions and actions by our key stakeholders and the market generally, and can lead to increased volatility in the information technology (IT) industry, making it difficult to predict future demand for our products and services. They can also negatively impact the availability of supplies and limit access to capital for our suppliers, customers and partners.

Any of these factors above, as well as other adverse macroeconomic conditions, can significantly reduce demand for our products and negatively affect our operating results. These conditions may be widespread, and their resolution could be uncertain. If we are not able to efficiently and effectively manage our business in the face of such issues in a timely manner, or if our chosen strategies are not successful, then our business, operations and financial condition could be materially adversely impacted.

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

The rapid emergence of generative artificial intelligence (GenAI), including agentic AI, is reshaping demand patterns for storage and data management infrastructure in ways that are still evolving. Our ability to keep pace with the changing requirements of these technologies, and to adapt our products and go-to-market strategies accordingly, is critical to maintaining our competitive position. If we fail to do so, or if the pace of AI infrastructure investment shifts in ways we do not anticipate, our business, operating results, financial condition, and cash flows could be adversely affected.

AI technologies increasingly require seamless data management across hybrid and multi-cloud environments. If we were unable to effectively deliver our solutions across these fragmented environments to address customers’ AI challenges, customers may turn to alternative providers, which could adversely affect our competitive position and revenue.

As customers undertake IT transformations, leveraging modern architectures and hybrid cloud environments, they seek simpler solutions and new consumption models. This shift is directing spending towards transformational projects and architectures like flash storage, hybrid cloud, cloud storage, and IT-as-a-service. The future impact of these trends on both short- and long-term demand for our products is uncertain, and we may struggle to meet customer demand with the expected level of quality and support for new products or services.

Our business may suffer if we fail to keep pace with rapid industry, technological, or market changes, or if our products and services are not well-received in the marketplace. These factors, along with other considerations discussed in this Annual Report on Form 10-K, could lead to a decline in customer demand for our products and services, resulting in decreased revenue on a year-over-year basis, as seen in fiscal 2024. If the overall growth rate of our industry declines, specific markets we compete in experience reduced growth, storage consumption models change, our new and existing products and services do not gain customer acceptance, or we do not adapt our sales programs to market changes, our business, operating results, financial condition, and cash flows could be adversely affected.

The global nature of our business exposes us to risks that could materially harm our operations, revenues, and financial results.

A significant portion of our operations are located and revenues are derived from outside of the U.S., and most of our products are sourced and manufactured outside of the U.S. We also have research and development, sales, and service centers internationally. Consequently, our international operations and future financial results could be adversely affected by various economic, business, regulatory, social and political factors in foreign countries, such as government controls, export and import requirements (including but not limited to government and regulatory authorizations), investment restrictions, tax policies, treaties or laws, local labor conditions, transportation costs, government spending patterns, environmental protection regulations (including new laws and regulations related to climate change and sustainability marketing claims) and adverse public health developments.

Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we source and/or manufacture products, including the impact on our suppliers and contract manufacturers who may look to pass through additional costs imposed on them, could have a material adverse effect on our business and financial results. The U.S. government continues to enact changes to U.S. trade policy and has signaled plans for possible additional changes, including future withdrawal from or material modification of certain international trade agreements such as the United States-Mexico-Canada Agreement, imposing tariffs on certain products, as well as imposing tariffs on goods originating in certain countries. The U.S. government's tariffs policy remains fluid, and additional tariffs or restrictive policies could have a significant impact on our business and results of operations. The exact magnitude of any potential impact remains uncertain given increased tensions among trading partners. Our risk exposure may increase further as U.S. trading partners consider imposing retaliatory tariffs, taxes, or other trade restrictions.

Additionally, ongoing trade tensions between the U.S. and China and recent investment restrictions, such as the U.S. Outbound Investment Security Program, could impact our business and operating results. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our ability, or the ability of our contract manufacturers, to source key supply chain components included in our products. In addition, due to the global nature of our business, we are subject to complex legal and regulatory requirements in the U.S. and the foreign jurisdictions in which we operate and sell our products, including antitrust and anti-competition laws, and regulations related to data privacy, data protection, and cybersecurity. We are also subject to the potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights than U.S. laws. Such factors have had or could have an adverse impact on our business, operating results, financial condition and cash flows.

We face exposure to adverse movements in foreign currency exchange rates as a result of our international operations, which may change over time as business practices evolve. We utilize forward and option contracts in an attempt to reduce the adverse impact of exchange rate fluctuations on certain assets and liabilities. Our hedging strategies may not be successful, and currency exchange rate fluctuations could have a material adverse effect on our operating results and cash flows. In addition, our foreign currency exposure on assets, liabilities, and cash flows that we do not hedge could have a material impact on our financial results in periods when the U.S. dollar significantly fluctuates in relation to foreign currencies.

Moreover, in many foreign countries, particularly in those with developing economies, it is a common business practice to engage in activities that are prohibited by NetApp's internal policies and procedures, or laws and regulations applicable to us. If our employees, contractors, agents, or companies to which we outsource certain of our business operations fail to comply with these policies, procedures, laws and/or regulations, we may be subject to fines and other penalties, which could have an adverse effect on our business.

The dynamic markets in which we operate and our sales and distribution structure make it challenging to forecast revenues, and any disruption to our partner relationships could harm our business, operating results, financial condition, and cash flows.

We participate in dynamic markets and employ diverse business and sales models, which complicate revenue forecasting. We sell to a wide range of customers across various industries and geographies, both directly and through multiple channels, each with different sales cycles. Our historical patterns of revenue seasonality within a fiscal year and linearity within a fiscal quarter may not hold true going forward and may be affected by pricing changes we announce or implement, macroeconomic conditions, or other factors. Most of our sales are made and/or fulfilled indirectly through channel partners, including value-added resellers, systems integrators, distributors, original equipment manufacturers (OEMs), and strategic business partners, including public cloud providers. This structure makes it particularly difficult to predict future revenue, especially within any specific fiscal quarter or year.

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

Our future growth relies on the successful development and introduction of new hardware and software products and services. The complexity of storage and data management software, subsystems and appliances, as well as the challenges in estimating the engineering effort required to produce new products and services, pose significant technical and quality control risks for these new products and services. If we encounter technological challenges, customer reluctance, or other obstacles that prevent us from developing, introducing and gaining market acceptance for new products and services, or if we fail to provide the expected level of product and support quality, our business, operating results, financial condition and cash flows could be materially adversely affected. Introducing new products and features exposes us to additional financial and operational risks, including the ability to forecast customer preferences and demand, managing production capacity to meet the demand for new products and services and avoid excessive inventories of older products and components, managing the transition from older products and solutions, and handling the impact of customer demand for new offerings versus those being replaced.

As customers transition from older products to newer ones, delays or decisions to postpone the transition could reduce customer uptake of new offerings, impacting our ability to manage and forecast customer churn and expansion rates. Additionally, uncertainties related to the price-performance of new products compared to competitors, competitors’ responses to our new products, extended evaluation periods by customers, and our partners’ investment in selling our new products add to the inherent risks. If we do not manage these risks effectively, our business, operating results, financial condition, and cash flows could face significant adverse impacts. Furthermore, entering new or emerging markets will likely increase demands on our service and support operations and expose us to additional competition. We may struggle to provide competitive products, services and support for these market opportunities.

Our gross margins may fluctuate.

Our gross margins are influenced by a variety of factors, including macroeconomic volatility, competitive pricing, customer price sensitivity, component and product design costs, inflation, foreign exchange currency fluctuations, and the volume and relative mix of revenues from product sales, software support, hardware support, and other services offerings. Factors such as increased component, labor, and transportation costs, cost of any substandard materials, pricing and discounting pressures, changes in product prices, or shifts in revenue mix and volume from different offerings could negatively impact our revenues, gross margins or earnings.

Additionally, our gross margins are affected by our sales and distribution activities, including pricing actions, rebates, sales initiatives, discount levels, and the timing of service contract renewals. Third-party component costs make up a significant portion of our product costs. These costs are difficult to manage if supplies of certain components, including NAND, become limited relative to demand or component prices rise significantly.

We have experienced, and may continue to experience, negative impacts on our gross margins due to rising component costs, logistics costs, tariffs and other trade barriers, and inflationary pressures. For example, we have experienced inflationary pressure and supply chain constraints beginning in the second half of fiscal 2026, resulting in increased costs for memory and other components, which have affected our gross margins. An increase in component or design costs relative to our product prices could continue to harm our gross margins. Failure to sustain or improve our gross margins may have a material adverse effect on our business and stock price.

Issues related to the development and use of artificial intelligence (AI), could lead to legal or regulatory action, damage our reputation, or otherwise materially harm our business.

As a technology company at the forefront of AI innovation, our business faces potential risks associated with the rapidly evolving regulatory landscape for AI. Governments and regulatory bodies worldwide are increasingly enacting new laws and guidelines to address the ethical, privacy, and security implications of AI technologies. Non-compliance with these emerging regulations, even if inadvertent or without our knowledge, could result in legal and financial penalties, reputational damage, and operational disruptions. Additionally, the diverse and sometimes conflicting nature of international AI regulations may pose challenges in maintaining consistent compliance across different jurisdictions. The complexity and novelty of these laws may also require investments in compliance infrastructure, including enhanced data governance frameworks, algorithmic transparency, and bias mitigation strategies.

We are increasingly building and/or deploying AI technology in certain products, services, and business operations, and our research and development in this area is ongoing. As with many innovations, AI presents risks, challenges, and potential unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed, biased, or produce inaccurate outputs, which could result in public controversy or loss of customer trust. Furthermore, AI technologies are complex and rapidly evolving and could expose us to an increased risk of cybersecurity threats and incidents. Our usage of third-party AI technologies introduces challenges, including with respect to vendor management, oversight, and integration, that may increase our risk exposure. We face significant competition in the market and from other companies regarding AI technologies.

We may be unsuccessful in identifying or resolving ethical and legal issues presented by the use of AI before they arise. AI-related issues, deficiencies and/or failures could result in (i) legal or regulatory action, including to enforce new legislation regulating AI in various jurisdictions where we operate, and the application of existing data protection, privacy, intellectual property, and other laws; (ii) damage to our reputation; (iii) time-consuming and costly litigation, including related to intellectual property; (iv) inability to protect our intellectual property, including the inability to claim intellectual property ownership over content or source code generated using AI; (v) disclosure of our confidential information, including the inadvertent input of proprietary, sensitive, or customer data into publicly available third-party AI training models; or (vi) other material harm to our business. If regulation significantly delays or impedes the adoption of AI, we may not be able to meet our development goals or our sales forecasts.

Increasing competition or industry consolidation could harm our business, operating results, financial condition and cash flows.

Our markets are highly competitive, fragmented, and characterized by rapidly changing technology. We face competition from many companies, including established public companies, newer public companies focused on flash storage, and new market entrants targeting the AI opportunity. Some competitors offer a broad range of IT products and services (full-stack vendors), while others offer a more limited set.

Customer demand continues to be influenced by cloud adoption, digital transformation initiatives, cybersecurity requirements, and increasing use of artificial intelligence and data-driven applications, driving significant changes in storage architectures and solution requirements. The emergence of artificial intelligence workloads has introduced additional competitive dynamics, particularly in areas related to data readiness, performance, scalability, and integration with compute and cloud ecosystems. Additionally, cloud service providers offer storage on demand without requiring capital expenditure, which meets rapidly evolving business needs and has altered the competitive landscape. We also face competition from alternative architectures or approaches that may reduce or eliminate demand for some of our offerings.

Competitors may develop new technologies, products, or services ahead of us or establish new business models, more flexible purchase models, or disruptive technologies. By extending our offerings in flash, cloud storage, converged infrastructure, and block storage, and GenAI, we are entering new segments and facing competition from both traditional competitors and emerging competitors. The long-term potential and competitiveness of emerging vendors remain uncertain.

New competitors or alliances among existing competitors could emerge and quickly gain significant market share or buying power. Changes in customer requirements or increased industry consolidation could result in stronger competitors who are better able to compete against us. Additionally, current and potential competitors may establish cooperative relationships among themselves or with third parties, including some of our partners or suppliers. For additional information regarding our competitors, see the section entitled “Competition” contained in Part I, Item 1 - Business of this Annual Report on Form 10-K.

Transition to consumption-based business models may adversely affect our revenues and profitability in other areas of our business, potentially harming our business, operating results, financial condition and cash flows.

We offer customers a variety of consumption models, including cloud-based storage services and storage-as-a-service (STaaS) delivered on-premises. As these business models continue to evolve, we may face challenges in competing effectively, generating significant revenues, or maintaining the profitability of our consumption-based offerings. Additionally, the growing prevalence of cloud and software-as-a-service (SaaS) delivery models offered by us and our competitors may reduce overall demand for our traditional on-premises offerings sold through a capital expenditure (capex) model, which could negatively impact our revenues and cash flow, at least in the short term. Failure to successfully execute our consumption model strategy or anticipate customer needs could lead to a decline in our revenues and our profitability could decline.

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

Competition for qualified employees, particularly in the technology industry, is intense. Higher compensation costs to retain and recruit qualified employees may not be offset by innovation, improved productivity or increased sales. We have periodically reduced our workforce, including restructuring plans announced in fiscal 2024, fiscal 2025, and fiscal 2026. These actions may make it more challenging to attract and retain qualified employees. Failure to hire and retain skilled management and personnel, particularly engineers, salespeople, and key executive management, could disrupt our development efforts, sales results, business relationships, and our ability to execute our business plan and strategy, adversely affecting our operating results, financial condition and cash flows.

Many of our employees participate in our hybrid work program and work remotely on a part-time basis. Changes to our office environments, including the adoption of new work models and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees, and may create challenges in attracting and retaining qualified personnel, adversely affecting our business operations and financial performance.

Additionally, many of our employees are foreign nationals relying on visas and entry permits to work legally in the U.S. and other countries, and may be dependent on licenses to work with controlled technology. Restrictions or difficulties in obtaining H-1B, L-1 and other business visas, as well as licenses to work with controlled technologies, along with compliance with new immigration and labor laws and unintended impacts from changes in immigration policy or in the enforcement of existing immigration laws and policies, could lead to unexpected labor costs and hinder our ability to retain and attract skilled professionals, negatively impacting our business, results of operations, financial condition or cash flows.

A competitive broad-based equity compensation program is essential to compete for talent in both the hardware and software industries, where competitors offer significant equity compensation. If we cannot obtain shareholder approval to offer additional stock-based awards to our employees, or if our stock price declines significantly, our ability to hire and retain employees may be adversely affected. Furthermore, the structure of our sales, cash, and equity incentive compensation plans may increase the risk of losing employees at certain times, such as after the payment of periodic bonuses or the vesting of equity awards.

Our acquisitions or divestitures may not achieve the expected benefits and could increase our liabilities, disrupt our existing business, and harm our operating results, financial condition and cash flows.

As part of our strategy, we may seek to acquire other businesses and technologies to complement our current products and services, expand our market reach, or enhance our technical capabilities. The benefits we have received, and expect to receive, from these and other acquisitions depend on our ability to successfully conduct due diligence, negotiate the terms of the acquisition and integrate the acquired business into our systems, procedures, and organizational structure. We may also divest businesses, product lines, or divisions that no longer align with our current offerings or strategy. For example, we sold Spot by NetApp, our cloud optimization and management software business, to Flexera Software LLC in fiscal 2025. Realizing the benefits we forecast to receive from a divestiture depends on our ability to manage the separation of operations, services, products, and personnel, in addition to other risks.

Any inaccuracy in our assumptions or failures to identify and mitigate liabilities or risks associated with an acquisition or divestiture, such as differing or inadequate cybersecurity and data privacy protection controls or contractual limitations of liability, could reduce or eliminate the expected acquisition or divestiture benefits. If we fail to make acquisitions or divestitures on favorable terms, integrate or divest the subject business or assets as planned, or retain or separate key employees, our costs could increase, our operations could be disrupted, and we could face additional liabilities, investigations and litigation. This could harm our strategy, business, and operating results. Additionally, the failure to achieve expected benefits from acquisitions or divestitures may result in impairment charges for goodwill and intangible assets.

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

We have made, and will continue to make, significant investments in engineering, sales, service and support, marketing, and other functions to support and grow our business. The costs associated with these investments are likely to be recognized earlier than some of the related anticipated benefits, such as revenue growth. Additionally, the return on these investments may be lower or may develop more slowly than we expect, which could harm our business, operating results, financial condition, and cash flows.

Initiatives to improve our cost structure, business processes, and systems may not achieve the expected benefits and could negatively impact our reputation, business, operating results, financial condition and cash flows.

We continuously strive to make our cost structure and business processes more efficient, which includes relocating our business activities from higher-cost to lower-cost locations, outsourcing certain business processes and functions, and implementing changes to our business information systems. These efforts require significant investment of financial and human resources and substantial changes to our current operations. For example, we continue to implement certain new business information systems, which included implementing the final phase of a new enterprise resource planning system in the third quarter of fiscal 2026 to enhance and standardize our processes, improve oversight, and better serve our customers. Disruptions during this transition have impacted and may continue to impact our ability to efficiently process customer orders and issue invoices, and may impact our ability to process vendor payments, pay employees, fulfill contractual obligations, report financial results, maintain effective internal controls, or operate our business effectively.

We may encounter difficulties in implementing new business information systems or maintaining and upgrading existing systems and software. These difficulties could lead to significant expenses or losses due to unexpected additional costs, disruption in business operations, loss of sales or profits, or delays in processing and reporting key financial information. As a result, our business, results of operations, financial condition, and prospects could be materially adversely affected.

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

If we are unable to maintain and develop relationships with strategic partners, our ability to innovate may be diminished and our revenues may be harmed.

Our growth strategy relies on developing and maintaining strategic partnerships with major third-party software and hardware vendors to integrate our products into their products and co-market them. Many of our strategic partners are industry leaders that provide us with expanded access to market segments where we do not directly participate. Strategic partnerships with public cloud providers and other cloud service vendors are particularly critical to the success of our cloud-based business, and partnerships with AI vendors are critical for our continued innovation.

There is intense competition for attractive strategic partners. These relationships may not be exclusive, may not generate significant revenues, and may be terminated on short notice. Some of our partners also collaborate with our competitors, which can increase the availability of competing solutions and hinder our ability to grow these relationships. Additionally, some partners, especially large and diversified technology companies, including major cloud providers, are also our competitors, complicating our relationships.

If we are unable to establish new or maintain current partnerships, our strategic partners prioritize their relationships with other vendors in the storage industry, our partners are unsuccessful in providing the services we need, our strategic partners seek to renegotiate or terminate our agreements, or our strategic partners increasingly compete with us, we could experience lower-than-expected revenues, delays in product development, and other adverse effects on our business, operating results, financial condition and cash flows.

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

In fiscal 2025 and fiscal 2026, we reorganized our sales resources, including changes and additions to our sales leadership team, to gain operational efficiencies and better align our resources with customer and market opportunities. However, such reorganization and ongoing adjustments to our go-to-market model could disrupt our sales cycles in the short- or long-term, may not yield the desired efficiencies and benefits, and could harm our business, operating results, financial condition, and cash flows.

We have undertaken, and may in the future undertake, initiatives that include reorganizing our workforce, restructuring, discontinuing certain products, acquisitions and dispositions of businesses, exiting or entering geographic markets, reducing facilities, or a combination of these actions, which could result in restructuring charges. Rapid changes in the size, alignment, or organization of our workforce, including our business unit structure, structure of our sales team, and sales account coverage, could impair our ability to develop, sell and deliver products and services as planned, or hinder our ability to achieve our business and financial objectives. Charges associated with these activities could harm our operating results.

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

The U.S. government is an important customer for us, but its demand is uncertain due to political and budgetary fluctuations and constraints. In each of fiscal 2024, 2025 and 2026, revenues from the U.S. public sector markets (including the U.S. federal government and U.S. state governments, local municipalities and educational institutions) represented 11%, 11% and 10% of our net revenues, respectively. Uncertainty related to the U.S. government budget and debt levels, changes to governmental agency structure, compliance with new initiatives and executive orders, and reductions in force have increased demand uncertainty for our products.

Additionally, we have faced, and may in the future face, a prolonged U.S. government shutdown, which could lead to program cancellations or disruptions, delays in funding authorizations or appropriations and limitations on the U.S. government's ability make timely payments, which could in turn harm our business and financial condition. Programs and initiatives may change or move in or out of favor, which may lead to varied perception of our company in the U.S. government market and may negatively impact our sales to the U.S. government. Additionally, the U.S. government, like other customers, may evaluate competing products and delay purchases during technology transitions in the storage industry. If the U.S. government or its agencies reduce or shift their IT spending patterns, our revenues and operating results may be adversely affected.

Selling our products to the U.S. government through channel partners, subjects us to specific regulatory and contractual requirements, which may change or increase at short notice. Some of these requirements may extend past the specific nature and products of the arrangement and impact our broader corporate policies, initiatives and employee resources. Failure to comply with these requirements by either us or our channel partners could lead to investigations, fines, and other penalties (including the loss of access to such government contracts), harming our operating results and financial condition. For example, the U.S. Department of Justice (DOJ) has previously pursued claims and settlements with IT vendors, including us and our competitors and channel partners, under the False Claims Act and other statutes related to violations of regulatory and contractual requirements, which may include such areas as pricing and discount practices, cybersecurity, or procurement integrity. These actions, in addition to potential fines and other penalties as well as potential government audits and investigations, could also result in suspension or disbarment from future government contracts. Additionally, government certification requirements may change and, in doing so, restrict our ability to sell into the government sector until we have attained revised certifications (or are able to make the required certifications to the government). We could also be harmed by claims of non-compliance with these requirements by us or our channel partners. Any of these outcomes could materially adversely affect our business, operating results, financial condition and cash flows.

In response to evolving and increasing security threats, the U.S. government has imposed, and may impose in the future, requirements relating to product security, supply chain security, and cyber/information security that have impacted, and may in the future impact NetApp. Failure to meet these requirements as they apply to us and our products may result in delays or inability to sell our products to government entities.

We are exposed to the credit and non-payment risk of our customers, resellers and distributors, especially during times of economic uncertainty and tight credit markets, which could result in material losses.

Most of our sales to customers are on an open credit basis, with typical payment terms of 30 days. During periods of economic uncertainty, when access to liquidity may be limited, we may experience increased losses as more customers become unable to pay their obligations to us, either in full or in part. Our exposure to credit risks from our customers increases during economic uncertainty or volatility. This risk may further increase if our customers or their customers are adversely affected by global economic conditions.

Risks Related to Our Products and Services

Any disruption to our supply chain could materially harm our business, operating results, financial condition and cash flows.

We rely on third parties to manufacture the components used in our products and handle associated logistics. Our lack of direct control over these elements, combined with the diverse international geographic locations of our manufacturing partners and suppliers, creates significant risks for us, including:

•
Limited number of suppliers for certain components;
•
No guarantees of supply and limited ability to control the quality, quantity and cost of our products or components;
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

These risks have subjected us, and could in the future subject us, to supply constraints, price increases, and minimum purchase requirements, which could harm our business, operating results, financial condition, and cash flows. For example, we experienced inflationary pressure and supply chain constraints beginning in the second half of fiscal 2026, resulting in increased costs for memory and other components, which have adversely affected our gross margin. Additionally, the ongoing conflict in the Middle East has disrupted our ability to fulfill customer orders in the region on a timely basis. The risks associated with our outsourced manufacturing model are particularly acute when we transition products to new facilities or manufacturers, introduce and increase volumes of new products, or qualify new contract manufacturers or suppliers. New manufacturers, products, components, or facilities create increased costs and risk that we will fail to deliver high quality products in the required volumes to our customers. Any failure of a manufacturer or component supplier to meet our quality, quantity or delivery requirements in a cost-effective manner will harm our business, including customer relationships and as a result could harm our operating results, financial condition and cash flows. Additionally, any disruption to our supply chain, including disruption to our manufacturing operations, or those of our contract manufacturers, could significantly impact our ability to fulfill customer orders on a timely basis, adversely impacting customer satisfaction and relationships, and could produce a near-term severe impact on the Company.

We rely on a limited number of suppliers for critical product components.

We depend on a limited number of suppliers for drives and other components used in assembling our products, including some single-source suppliers. This reliance has subjected us, and could in the future subject us, to price rigidity, periodic supply constraints, and challenges in producing our products with the required quality and quantities. Consolidation among suppliers, particularly within the semiconductor and storage media industries, has led to price volatility and supply constraints. When industry demand is high, supply is constrained, or the supply chain is disrupted, our suppliers may allocate volumes away from us and to others, including our competitors, who depend on many of the same suppliers as we do. As a result, our business, operating results, financial condition and cash flows may be adversely affected.

If a material cybersecurity or other security breach impacts our services, systems, supply chain, or end-user customer systems, or if stored data is improperly accessed, our business could suffer significant harm.

We store and transmit, and sell products and services that store and transmit, personal, sensitive and proprietary data related to our products, our employees, customers, partners (including third-party vendors such as data centers and providers of SaaS, cloud computing, and internet infrastructure and bandwidth), and their respective customers. This data includes intellectual property, records, and personal information. It is critical to our business strategy that our infrastructure, products, and services remain secure and are perceived as secure by customers, and partners.

There are numerous and evolving cybersecurity and privacy risks, including criminal hacking (eCrime), state-sponsored intrusions, industrial espionage, hacktivism, insider threats, inadvertent disclosure, ransomware attacks, social-engineering, phishing, spear-phishing, exfiltration, exploitation of unpatched or unmanaged vulnerabilities, cyber-attacks to the Company’s service providers, suppliers or vendors, technological vulnerabilities, or destruction or other misuse of data that could harm the Company, operations or our competitive position. In some cases, these types of attacks have been successful. Increasing use of AI, such as Anthropic's Claude Mythos, in techniques employed by threat actors will continue to increase the risk of successful attacks that may overwhelm our protection systems faster than we can effectively respond. Our information systems and data have been specifically targeted by various threat actors, including nation-state affiliated threat actors, and we expect that our information systems and data will continue to be targeted in the future. Cybersecurity incidents or other security breaches have in the past and could in the future result in unauthorized access to, or loss or unauthorized use, alteration, or disclosure of, personal, sensitive and/or proprietary data; litigation, indemnity obligations, government investigations and proceedings, regulatory fines and penalties, and other possible liabilities; remediation costs and increased cybersecurity protection and insurance costs; revenue loss; negative publicity and damage to our reputation; and disruptions to our internal and external operations.

Our customers and their customers use our solutions to transmit and store sensitive data. We do not generally have the ability to review the information or content they upload and store, nor do we control the substance of this information or content. If our employees, customers, partners, or their respective customers use our solutions for the transmission or storage of sensitive information, or our supply-chain cybersecurity is compromised and our security measures are breached as a result of third-party action, employee error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities.

Cyber-attacks and security breaches continue to increase, and of particular concern are supply-chain attacks against software development and breaches of technology service providers. We anticipate that cyberattacks will continue to increase in the future given cyber warfare has become a consistent lever within geopolitical conflicts and increasingly leverages hacktivism. We may not be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Future cyber-attacks or incidents could persist undetected in our environments for a period of time. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. In addition, supply-chain attacks have increased in frequency and severity, and third parties’ infrastructure in our supply chain or our third-party partners’ supply chains may become compromised. A cybersecurity incident at a third-party service provider could result in unauthorized access to or disclosure of personal data for which NetApp has protection obligations, potentially triggering breach notification requirements across multiple jurisdictions and exposing NetApp to regulatory enforcement actions, fines, and litigation.

Many jurisdictions require companies to notify regulators or individuals of data security incidents involving certain types of personal data. In addition, regulatory requirements, including SEC cybersecurity disclosure rules, may require us to publicly disclose material cybersecurity incidents within specified timeframes. These mandatory disclosures regarding security incidents often lead to widespread negative publicity which may affect our stock price. The risk of reputational harm may be magnified by the rapid dissemination of information online. Any security incident, loss of data, or other security breach, whether actual or perceived, or whether impacting us or our third-party service providers, could harm our reputation, erode customer confidence in the effectiveness of our data security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their support contracts or their SaaS subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

The limitations of liability in our contracts may not be enforceable or adequate or otherwise protect us from any such liabilities or damages with respect to any particular claim. Our existing general liability insurance coverage, cybersecurity insurance coverage and coverage for errors and omissions may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims, or our insurers may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results, financial condition and cash flows.

If a data center or other third-party who relies on our products experiences a disruption in service or a loss of data, such disruption could be attributed to the quality of our products.

Our customers, including data centers, SaaS providers, cloud computing services and internet infrastructure and bandwidth providers, rely on our products for their data storage needs. These customers may authorize third-party technology providers to access their data on our systems. Errors or wrongdoing by our customers, their customers, or third-party technology providers resulting in actual or perceived security breaches may result in such actual or perceived breaches being attributed to us.

A failure to meet our customers’ and partners’ expectations regarding security and confidentiality, due to disruptions in services provided by third-party vendors or the loss or alteration of data stored by such vendors, could cause financial or reputational harm to our business, which could affect our ability to attract or retain customers.

Additionally, our operations and select cloud services rely on third-party cloud providers, and interruptions due to technical failures such as hardware or software issues or connectivity problems, security incidents, compliance changes, operational challenges and natural disasters could reduce our revenue due to the cloud services’ metered billing. Moreover, our concentration on a limited number of key cloud infrastructure providers carries heightened systemic risks, as a significant disruption to any of these providers could simultaneously impact multiple aspects of our operations and service delivery.

Failure to comply with new and existing laws and regulations related to privacy, data protection, AI and information security could cause harm to our reputation, result in liability (including regulatory penalties and litigation), and adversely impact our business.

Our business is increasingly subject to regulation by various federal, state and international governmental agencies responsible for enacting and enforcing laws and regulations relating to privacy, data protection, and information security. For example, since the GDPR became effective in 2018, the Court of Justice of the EU has issued rulings that have impacted how multinational companies must implement that law and the European Commission (EC) has published new regulatory requirements relating to cross-border data transfers. NetApp relies on compliance methods such as Standard Contractual Clauses (SCCs) to transfer personal data of individuals located in the European Economic Area (EEA) to other countries. In June 2021, the EC imposed new SCC requirements which impose certain contractual and operational requirements on NetApp and its contracting parties, including requirements related to government access transparency, enhanced data subject rights, and broader third-party assessments to ensure safeguards necessary to protect personal data transferred from NetApp or its partners to countries outside the EEA, requiring NetApp to revise customer and vendor agreements. Other governments have adopted new privacy and data protection laws implementing similarly comprehensive regulatory frameworks.

The interpretation and application of many privacy, data protection, and information security laws and regulations, along with industry standards, are uncertain. These laws, regulations, or standards may be interpreted and applied in ways that are inconsistent with our data management practices or product features. Additionally, government certification requirements for products like ours may change and, in doing so, restrict our ability to sell into the government sector until we have attained revised certifications. Any failure, or perceived failure, by us or our business partners to comply with relevant laws, regulations, contractual commitments, required certifications, self-regulatory standards, or our policies could subject us to claims, investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal liability, penalties, or injunctions. In addition, our reliance on third-party cloud providers also introduces data residency and data sovereignty risks, as data may be stored or processed in jurisdictions with differing or conflicting privacy and data protection requirements. Changes in local data localization laws or government access demands directed at our cloud providers could require costly operational changes or restrict our ability to deliver services in certain markets.

As a technology provider, our customers expect us to demonstrate compliance with privacy, data protection, and information security laws and regulations. Our inability, or perceived inability, to do so may adversely impact sales of our products and services, especially to customers in highly regulated industries. Compliance with new and evolving laws and regulations, including further regulatory or judicial developments, may require significant changes to our business operations and additional investment, which could adversely affect our revenue and overall business. Non-compliance could harm our reputation and brand, incur significant costs, materially affect our financial and operating results, and require modifications to our products or business practices.

Our business could face stricter obligations, greater fines, and private causes of action under new privacy, data protection, and information security laws and regulations, including the GDPR, which provides for penalties of up to 20 million Euros or four percent of our total worldwide annual turnover of the preceding financial year (whichever is higher), the California Consumer Privacy Act, the California Privacy Rights Act, and a growing number of comprehensive privacy laws enacted by various U.S. states, many of which impose varying and potentially conflicting obligations, as well as new and emerging privacy laws globally. Regulatory enforcement of privacy, data protection, and information security laws have intensified globally, with regulators imposing increasingly significant fines and pursuing enforcement actions against technology companies. This trend increases the likelihood and potential magnitude of regulatory penalties for non-compliance.

As we provide technology services to EU financial institutions, the Digital Operational Resilience Act (DORA) imposes financial and legal risks. These include compliance costs for enhancing cybersecurity, performing resilience testing, requiring comprehensive documentation, increased audits, and detailed reporting. Stricter contractual obligations will be imposed by financial institution clients, necessitating more robust incident reporting and data protection measures. Non-compliance could result in legal liabilities, suspension of services and reputational damage. Additionally, we must ensure that our subcontractors and suppliers also comply with DORA requirements, further increasing the complexity and potential liability. In addition, in the EU, various cyber resilience related laws (for example, the EU Cyber Resilience Act and the Network and Information Systems Directive 2) have been enacted and will be applied in phases. These frameworks essentially oblige those doing business in the EU to implement robust cybersecurity standards with respect to the products and services they provide. The EU has also enacted a comprehensive law regulating the development and use of AI systems, the EU AI Act, which came into force on August 1, 2024, and will generally become fully applicable after a two-year transitional period, with certain obligations taking effect at a later time. The EU AI Act imposes enhanced requirements on certain “high-risk” AI systems, including obligations relating to risk management, data governance, documentation, human oversight and conformity assessments, and also establishes transparency obligations that apply to a broad range of AI systems. Beyond the EU, other jurisdictions are enacting or proposing AI-specific legislation and regulatory frameworks, including in the United States at both the federal and state level, and in other international markets. These emerging requirements may impose additional or conflicting obligations on our development and deployment of AI technologies, increasing compliance complexity and cost. All of these regulations require ongoing and significant investment in compliance infrastructure, and non-compliance could result in substantial fines, operational disruptions, loss of customer contracts, and reputational harm.

If our products or services are defective, or are perceived to be defective, including as a result of improper use or maintenance, our operating results and customer relationships may be harmed.

Our products and services are complex. We have experienced in the past, and expect to experience in the future, quality issues impacting certain products, and reliability issues with services we provide, including security vulnerabilities, software bugs, hardware failure in networked storage appliances, incompatibility issues with customer systems or other applications, performance deficiencies causing slow data retrieval or processing, firmware or software updates causing system instability, compliance with various product certifications, and data breaches due to flaws in the product design. Such quality and reliability issues may be caused by our own designs or processes, the designs or processes of our suppliers, and/or flaws in third-party software used in our products, or other reasons. These types of risks are most acute when we are introducing new products. Quality or reliability issues have and could again in the future cause customers to experience outages or disruptions in service, data loss or data corruption. If we fail to remedy a product defect or flaw, we may experience a failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, loss of revenue, inventory costs or product reengineering expenses and higher ongoing warranty and service costs, and these occurrences could have a material impact on our gross margins, business and operating results. In addition, we exercise little control over how our customers use or maintain our products and services, and in some cases improper usage or maintenance could impair the performance of our products and services, which could lead to a perception of a quality or reliability issue. Customers have experienced, and may in the future experience, losses that result from or are alleged to result from defects or flaws in our products and services, and we have been, and may in the future be, subjected to claims for damages, including consequential damages.

Changes in regulations relating to our products or their components, or the manufacture, sourcing, distribution or use thereof, may harm our business, operating results, financial condition and cash flows.

The laws and regulations governing the manufacturing, sourcing, distribution and use of our products have become increasingly complex and stringent and costly to comply with. For example, in addition to various environmental laws relating to carbon emissions, the use and discharge of hazardous materials, and the use of certain minerals originating from identified conflict zones, many governments, including the U.S., the United Kingdom, and Australia, have adopted regulations to address the risk of human trafficking in supply chains, which govern how workers are recruited and managed.

Given the complexity of our supply chain, we may face reputational harm if our customers or other stakeholders conclude that we are unable to verify sufficiently the origins of the minerals used in the products we sell or the actions of our suppliers with respect to workers. As the laws and regulations governing our products continue to expand and change, our costs are likely to rise, and failure to comply with any such laws and regulations could subject us to business interruptions, litigation risks, and reputational harm.

Any violation of U.S. or international customs or export control laws and other laws affecting the countries in which our products and services may be sold, distributed, or delivered could have a material adverse effect on our business, operating results, financial condition and cash flows.

Due to the global nature of our business, we are subject to customs and export restrictions and regulations, including the Export Administration Regulations administered by the Commerce Department’s Bureau of Industry and Security (BIS), customs regulations overseen by U.S. Customs and Border Protection, and the trade and economic sanctions regulations administered by the Treasury Department’s Office of Foreign Assets Control (OFAC). The U.S., through the BIS and OFAC, places restrictions on the sale or export of certain products, technology and services to certain countries, entities, and persons. These regulations have caused us to stop selling or servicing our products to entities, parties, and regions designated as restricted by the authorities. In addition, the U.S. has continued to expand and refine export controls, in particular with respect to China, as well as related to semiconductors and other critical technologies. We are also subject to the customs and export control laws and regulations of other jurisdictions in which we operate or sell our products and services. These laws may impose additional compliance obligations, restrict the sale or distribution of our products and services in certain markets, and may conflict with the U.S. laws. Changes in any of these laws, whether in the U.S. or internationally, may occur with limited advance notice, and may increase our operating costs or limit the products or services we are able to sell or how we sell them in certain geographies.

Violators of export control and sanctions laws may be subject to significant penalties, which may include significant monetary fines, criminal proceedings against them and their officers and employees, a denial of export privileges, and under U.S. law, suspension or debarment from selling products to the U.S. federal government. Our products could be diverted by third parties (including potentially our channel partners) to countries or end users under sanctions or embargo orders, despite our precautions.

If we were ever found to have violated U.S. or international export control laws or any trade-related laws or regulations, even if inadvertent or without our knowledge, we may be subject to various penalties available under the laws, any of which could have a material and adverse impact on our business, operating results and financial condition. Even if we were not found to have violated such laws, the political and media scrutiny surrounding any governmental investigation of us could cause us significant expense and reputational harm. Such collateral consequences could have a material adverse impact on our business, operating results, financial condition and cash flows.

Our failure to protect our intellectual property could harm our business, operating results, financial condition and cash flows.

Our success depends significantly upon developing, maintaining and protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions with employees, resellers, strategic partners and customers, to protect our proprietary rights. We currently have multiple U.S. and international patent applications pending and multiple U.S. and international patents issued. The pending applications may not be approved, and our existing and future patents may be challenged. If such challenges are brought, the patents may be invalidated. We may not be able to develop proprietary products or technologies that are patentable, and patents issued to us may not provide us with any competitive advantages and may be challenged by third parties. Further, the patents of others may materially and adversely affect our ability to do business. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive position. Litigation may be necessary to protect our proprietary technology, which may be time-consuming and costly. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the U.S. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar technology, duplicate our products, or design around patents issued to us or other intellectual property rights of ours. Individuals may improperly take our intellectual property after terminating their employment or other engagements with us, which could lead to intellectual property leakage to competitors and a loss of our competitive advantages.

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

Patent litigation is particularly common in our industry, and we expect infringement claims to continue to increase as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We have been, and continue to be, in active patent litigations with non-practicing entities. There is no guarantee that, in patent or other types of intellectual property litigation, we will prevail at trial or be able to settle at a reasonable cost. If a court determined that our products infringe, we could be required to pay significant monetary damages and be subject to non-monetary relief that could cause product shipment delays, require us to redesign our products, affect our ability to supply or service our customers, or require us to enter into compulsory royalty or licensing agreements. Any such claims could be time-consuming, result in costly litigation, and could materially and adversely affect our operating results, financial condition and cash flows. In addition, such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

We rely on software from third parties and open-source software, and a failure to properly manage our use of such software could result in increased costs or loss of revenue.

Many of our products are designed to include software licensed from third parties. Such third-party software includes software licensed from commercial suppliers and software licensed under public or open-source licenses. If we fail to adequately manage our use of third-party software, we may be subject to copyright infringement or other third-party claims. If we are non-compliant with a license for commercial software, we may be required to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open-source software licensed under certain “copyleft” licenses, the license itself may require, or a court-imposed remedy for non-compliant use of the open-source software may require, that proprietary portions of our own software be publicly disclosed or licensed. Additionally, contract proposals, negotiations and software proposals are complex and frequently involve lengthy bidding and selection processes. We may not be able to negotiate extensions to our current third-party licenses when due for renewal or continue to secure such licenses under commercially reasonable terms. Each of the foregoing could result in a loss of intellectual property rights, increased costs, damage to our reputation, or a loss of revenue.

In addition, many of our products use open-source software, which generally does not provide any warranty or contractual protection and may be susceptible to compromise and supply-chain attacks by threat actors. Further, open-source or third-party software may contain vulnerabilities, which may or may not be known at the time of our inclusion of the software in a product. If a vulnerability in such software is successfully exploited, we could be subject to damages including remediation costs, reputational damage, or lost revenue.

Our failure to adjust to emerging standards may harm our business.

Emerging standards may adversely affect the UNIX®, Windows® and World Wide Web server markets upon which we depend. For example, we provide our open access data retention solutions to customers within the financial services, healthcare, pharmaceutical and government market segments, industries that are subject to various evolving governmental regulations, certifications and controls with respect to data access, reliability and permanence in the U.S. and in the other countries in which we operate. If our products do not meet and continue to comply with these evolving governmental regulations, customers in these market and geographical segments may not purchase our products, and we may not be able to expand our product offerings in these market and geographical segments at the rates which we forecasted.

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

Our quarterly operating results may fluctuate and differ materially from our forecasts, which could harm our stock price.

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

If our operating results fall below our forecasts and the expectations of public market analysts and investors, the trading price of our stock may decline.

There are risks associated with our outstanding and future indebtedness.

As of April 24, 2026, we had $2.5 billion aggregate principal amount of outstanding indebtedness for our senior notes that mature at specific dates in calendar years 2027, 2030, 2032 and 2035. We may incur additional indebtedness in the future under existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or borrow sufficient funds in the future to service or refinance our debt, our business, operating results, financial condition and cash flows may be harmed. If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, the lenders could terminate their commitments to loan money, and we could be forced into bankruptcy or liquidation. Any downgrades from credit rating agencies may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Further, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

General Risk Factors

Our business could be materially and adversely affected as a result of natural disasters, terrorist acts or other catastrophic events.

We depend on the ability of our personnel, inventory, equipment and products to move reasonably unimpeded around the world. Any political, military, terrorism, global trade, pandemic, widespread health or other issue that hinders this movement or restricts the import or export of materials could lead to significant business disruptions. Furthermore, any economic failure or other material disruption caused by natural disasters, including fires, floods, droughts, hurricanes, tornadoes, earthquakes, and volcanoes; power or water loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. As a result of climate change, we expect the frequency and impact of such natural disasters or other material disruptions to increase. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or directly impact our marketing, manufacturing, financial and logistics functions, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected. Our headquarters is located in Northern California, an area susceptible to earthquakes and wildfires. If any significant disaster were to occur there, our ability to operate our business and our operating results, financial condition and cash flows could be adversely impacted.

We could be subject to additional income tax liabilities.

Our effective tax rate is influenced by a variety of factors, many of which are outside of our control, including fluctuations in our earnings and financial results in the various countries and states in which we do business, changes to the tax laws in such jurisdictions and the outcome of income tax audits. Changes to any of these factors could materially impact our operating results, financial condition and cash flows.

We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. For example, in July 2025, the One Big Beautiful Bill Act was enacted, which introduced significant changes to U.S. tax law, including permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. Future changes in domestic or international tax laws and regulations or a change in how we manage and structure our international operations could adversely affect our ability to continue realizing these tax benefits. More broadly, our effective tax rate could also be adversely affected by changes in, or reinterpretations of, applicable tax laws and regulations, which could result in higher tax liabilities on our pre-tax income and cash balances. Changes in how we manage and structure our business and operations could similarly expose us to additional tax obligations. Any of the foregoing could harm our operating results and financial condition. We continue to evaluate the impacts of changes in tax laws and regulations on our business.

Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project (BEPS) recommendation and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. We operate in jurisdictions that participate in the BEPS inclusive framework (Inclusive Framework), which is implementing measures such as the global minimum tax framework known as Pillar Two and standardized profit requirements for baseline marketing and distribution activities under Amount B of Pillar One. These rules, along with the continued expansion of the Inclusive Framework to additional jurisdictions or any changes to the scope or requirements of these frameworks, could increase our worldwide effective tax rate and adversely affect our operating results, financial condition, and cash flows.

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

Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, including in connection with our ERP system, could result in significant deficiencies or material weaknesses in our internal control over financial reporting, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under the Sarbanes-Oxley Act and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations, or cause investors to lose confidence in our reported financial information, which could cause a decline in the market price of our stock and we could be subject to sanctions or investigations by the SEC or other regulatory authorities including equivalent foreign authorities. Further, irrespective of the controls that we adopt, we cannot be assured that we will not experience fraudulent financial reporting in the future.

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

To date, the Company is not aware of cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For additional discussion of cybersecurity risks and potential related impacts on the Company, refer to the risk factors in Part I, Item 1A – “Risk Factors,” including “If a material cybersecurity or other security breach impacts our services, systems, supply chain, or end-user customer systems, or if stored data is improperly accessed, our business could suffer significant harm.”

Governance

NetApp's Board of Directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. The Audit Committee of the Board of Directors oversees the Company’s risk management program, which focuses on the most significant risks the Company faces in the short-, intermediate-, and long-term timeframes. The Company’s CISO presents cybersecurity updates to the Audit Committee at least twice a year, and has a standing quarterly private session to update the Audit Committee on any relevant matters, as needed. Such updates include a review of cybersecurity risks affecting the Company, related metrics, and any incidents or issues that require attention from the Audit Committee or Board of Directors. Additionally, the Board of Directors receives a presentation at least annually regarding key developments and topics in cybersecurity from management along with a third party cybersecurity expert.

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

Item 2. Properties

Our corporate headquarters are located in San Jose, California. We own and lease office facilities and research and development facilities throughout the United States and internationally, primarily in Asia, Europe and North America. We do not consider any of our facilities to be material for disclosure purposes.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

	Fiscal 2026		Fiscal 2025
	High	Low	High	Low
First Quarter	$110.32	$86.70	$135.01	$100.24
Second Quarter	$126.66	$100.56	$134.37	$112.87
Third Quarter	$119.72	$93.69	$135.45	$112.86
Fourth Quarter	$113.78	$94.46	$127.78	$71.84

Holders

As of May 28, 2026, there were 387 holders of record of our common stock.

Dividends

The Company paid cash dividends of $0.52 per outstanding common share in each quarter of fiscal 2026 and fiscal 2025 for an aggregate of $413 million and $424 million, respectively, and paid cash dividends of $0.50 per outstanding common share in each quarter of fiscal 2024 for an aggregate of $416 million. On May 21, 2026, the Company declared a cash dividend of $0.52 per share of common stock, payable on July 29, 2026 to shareholders of record as of the close of business on July 10, 2026. Decisions regarding future dividends are within the discretion of our Board of Directors, and depend on a number of factors, including, general business and economic conditions, and other factors which are discussed in the “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, of an investment of $100 for the Company, the S&P 500 Index, the S&P 500 Information Technology Index and the S&P 1500 Technology Hardware & Equipment Index for the five years ended April 24, 2026. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among NetApp, Inc., the S&P 500 Index, the S&P 500 Information Technology Index, and the S&P 1500 Technology Hardware & Equipment Index*

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
04/30/2021
04/29/2022
04/28/2023
04/26/2024
04/25/2025
04/24/2026
NetApp, Inc.
S&P 500
S&P 500 Information Technology
S&P 1500 Technology Hardware & Equipment

*$100 invested on April 30, 2021 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company's common stock and each of the indexes.

	April 2021	April 2022	April 2023	April 2024	April 2025	April 2026
NetApp, Inc.	$100.00	$100.38	$88.91	$146.70	$130.57	$163.57
S&P 500 Index	$100.00	$100.21	$102.88	$127.80	$140.33	$184.25
S&P 500 Information Technology Index	$100.00	$101.89	$110.13	$154.18	$171.25	$260.29
S&P 1500 Technology Hardware & Equipment Index	$100.00	$113.78	$120.80	$127.97	$152.61	$234.04

We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. See Item 1A. – Risk Factors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended April 24, 2026:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions)
January 24, 2026 - February 20, 2026	599	$100.33	389,407	$642
February 21, 2026 - March 20, 2026	634	$100.30	390,041	$579
March 21, 2026 - April 24, 2026	749	$102.33	390,790	$502
Total	1,982	$101.07

In May 2003, our Board of Directors approved a stock repurchase program. Under this program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. On May 21, 2026, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock. For further information, see Note 9 - Stockholders' Equity of the Notes to Consolidated Financial Statements included in Part II, Item 8.

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

Executive Overview

Our Company

NetApp is a global leader in Intelligent Data Infrastructure, empowering organizations to realize the full potential of their data in a rapidly evolving digital world. Headquartered in San Jose, California, and serving customers in approximately 150 countries, NetApp delivers innovative solutions that enable seamless data management, protection, and mobility across on-premises, hybrid, and multi-cloud environments.

Our flagship ONTAP® data management software, together with a comprehensive portfolio of all-flash, hybrid-flash, and cloud-native offerings, forms the foundation for customers’ digital transformation initiatives. NetApp’s deep integration with all major public cloud providers—AWS, Microsoft Azure, and Google Cloud—enables our customers to run critical workloads anywhere, with consistent performance, security, and governance.

NetApp's strategic focus is on modernizing data infrastructure, enabling resilient and secure operations, optimizing cloud strategies, and accelerating artificial intelligence (AI) adoption. Through continued investment in innovation, we have expanded our portfolio to include advanced AI-ready infrastructure, Storage-as-a-Service (Keystone), and robust cyber resilience solutions. Our partnerships with leading technology companies and a global ecosystem of channel partners further extend our reach and solution capabilities.

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

Public Cloud offers a portfolio of products delivered primarily as-a-service, including related support. This portfolio includes cloud storage, data services, and operational services. These services are generally available on the leading public clouds, including AWS, Microsoft Azure, and Google Cloud.

Global Business Environment

Supply Chain

Inflationary pressures and supply chain constraints have impacted our operations beginning in the second half of fiscal 2026. We have experienced increased costs for memory and other components, which have affected our gross margins, and we expect costs will remain elevated, or continue to increase, in the near term. Additionally, the tight supply environment for specific products, which is anticipated to persist, could pose challenges in meeting customer demand for those products.

To address these challenges, we have implemented several strategic actions:

•
We raised our pricing in the fourth quarter of fiscal 2026, in line with market trends. We expect to continue adjusting prices as necessary to offset rising costs and remain aligned with the market. While we aim to match supplier costs with our pricing to customers, we recognize the need to give customers time to adjust to these changes.
•
We are leveraging our relationships with multiple suppliers where available to enable component availability and manage costs effectively. This strategy helps us maintain competitive positions in the market from a pricing standpoint. Our history of successful supplier management positions us well to navigate these challenges.
•
We continue to offer a wide range of solutions to meet various customer needs and priorities. This includes competitive storage options, all-flash solutions, hybrid-flash solutions, public cloud solutions, and our Keystone Storage-as-a-Service offering. By providing diverse options, we aim to align with our customers’ budget priorities and deliver the best value offerings.

These actions are part of our ongoing efforts to mitigate the impact of inflation and supply chain constraints on our operating results. We will continue to monitor these trends and uncertainties and adjust our strategies as needed to maintain our financial performance.

Financial Results and Key Performance Metrics Overview

The following table provides an overview of key financial metrics for the years indicated (in millions, except per share amounts and percentages):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Net revenues	$6,925	$6,572	$6,268
Gross profit	$4,899	$4,613	$4,433
Gross margin	71%	70%	71%
Income from operations	$1,674	$1,337	$1,214
Income from operations as a percentage of net revenues	24%	20%	19%
Provision for income taxes	$372	$197	$277
Net income	$1,276	$1,186	$986
Diluted net income per share	$6.35	$5.67	$4.63
Net cash provided by operating activities	$2,067	$1,506	$1,685

	April 24, 2026	April 25, 2025
Deferred revenue	$4,845	$4,536

•
Net revenues: Our net revenues increased 5% in fiscal 2026 compared to fiscal 2025, due to increases in both product revenues and services revenues.
•
Gross margin: Our gross margin increased less than one percentage point in fiscal 2026 compared to fiscal 2025, due to the increase in gross margins on services revenues, partially offset by lower gross margins on product revenues.
•
Income from operations as a percentage of net revenues: Our income from operations as a percentage of net revenues increased by four percentage points in fiscal 2026 compared to fiscal 2025, primarily due to higher net revenues.
•
Provision for income taxes: Our provision for income taxes increased in fiscal 2026 compared to fiscal 2025 primarily due to benefits related to the Internal Revenue Service ("IRS") examination of our fiscal 2018 and 2019 U.S. income tax returns in the prior year.
•
Net income and Diluted net income per share: The increase in both net income and diluted net income per share in fiscal 2026 compared to fiscal 2025 reflect the factors discussed above.

Stock Repurchase Program and Dividend Activity

During fiscal 2026, we repurchased 9.0 million shares of our common stock at an average price of $105.89 per share, for an aggregate purchase price of $950 million. We also declared aggregate cash dividends of $2.08 per share in fiscal 2026, for which we paid a total of $413 million.

Restructuring Events

During fiscal 2026, we executed a restructuring plan and recognized expenses totaling $21 million consisting primarily of employee severance-related costs related to the current year and prior year plans.

Senior Notes Repayment

On June 23, 2025, upon maturity, we repaid the 1.875% Senior Notes due June 2025 for an aggregate amount of $757 million, comprised of the principal and unpaid interest.

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2026, 2025 and 2024, which ended on April 24, 2026, April 25, 2025 and April 26, 2024, respectively, are all 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Revenues:
Product	46%	46%	45%
Services	54	54	55
Net revenues	100	100	100
Cost of revenues:
Cost of product	20	20	18
Cost of services	9	10	11
Gross profit	71	70	71
Operating expenses:
Sales and marketing	27	28	29
Research and development	14	15	16
General and administrative	5	5	5
Restructuring charges	—	1	1
Acquisition-related expense	—	—	—
Total operating expenses	47	50	51
Income from operations	24	20	19
Other (expense) income, net	—	1	1
Income before income taxes	24	21	20
Provision for income taxes	5	3	4
Net income	18%	18%	16%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Year Ended
	April 24, 2026	April 25, 2025	% Change	April 26, 2024	% Change
Net revenues	$6,925	$6,572	5%	$6,268	5%

The increase in net revenues for fiscal 2026 compared to fiscal 2025 was due to an increase in both product revenues and services revenues. Product and services revenues as a percentage of net revenues remained relatively flat in fiscal 2026 as compared to fiscal 2025. Fluctuations in foreign currency exchange rates favorably impacted net revenues percentage growth year-over-year by two percentage points.

The increase in net revenues for fiscal 2025 compared to fiscal 2024 was due to an increase in both product revenues and services revenues. Product revenues as a percentage of net revenues increased by one percentage point in fiscal 2025 compared to fiscal 2024, while services revenues as a percentage of net revenues decreased by one percentage point.

Two customers, each of which is a distributor, accounted for 10% or more of net revenues:

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Customer A	22%	21%	22%
Customer B	21%	24%	22%

Product Revenues (in millions, except percentages):

	Year Ended
	April 24, 2026	April 25, 2025	% Change	April 26, 2024	% Change
Product revenues	$3,194	$3,040	5%	$2,849	7%

Hybrid Cloud

Product revenues are derived through the sale of our Hybrid Cloud solutions and consist of sales of configured all-flash array systems (including AFF A-Series and AFF C-Series with capacity flash) and hybrid systems (including FAS), which are bundled hardware and software products, as well as add-on flash, disk and/or hybrid storage and related OS, StorageGrid, OEM products and add-on optional software.

Total product revenues increased in fiscal 2026 compared to fiscal 2025, primarily due to higher sales of all-flash array systems and the favorable impact from foreign exchange rate fluctuations. Product revenues in fiscal 2026 also benefited from the execution of a multi-year enterprise agreement.

Total product revenues increased in fiscal 2025 compared to fiscal 2024, primarily due to higher sales of all-flash array systems, partially offset by a decrease in sales of hybrid systems.

Services Revenues (in millions, except percentages):

	Year Ended
	April 24, 2026	April 25, 2025	% Change	April 26, 2024	% Change
Services revenues	$3,731	$3,532	6%	$3,419	3%
Support	2,636	2,512	5%	2,488	1%
Professional and other services	407	355	15%	320	11%
Public cloud	688	665	3%	611	9%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in fiscal 2026 compared to fiscal 2025 primarily due to a higher aggregate support contract value for our installed base and the favorable impact from foreign exchange rate fluctuations. Support revenues increased marginally in fiscal 2025 compared to fiscal 2024.

Professional and other services revenues increased in fiscal 2026 and fiscal 2025 compared to the respective prior years primarily reflecting higher revenues from our Keystone Storage-as-a-Service offering.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings delivered primarily as-a-service, which include cloud storage, data services and operational services.

Public Cloud revenues increased in fiscal 2026 and fiscal 2025 compared to the respective prior years primarily due to higher customer demand, driven by NetApp’s diversified cloud offerings and overall growth in the cloud market. The smaller increase in fiscal 2026 reflects the loss of revenue from our Spot by NetApp business which we sold in the fourth quarter of fiscal 2025.

Hybrid Cloud Segment Net Revenues by Storage Category (in millions, except percentages):

The following table presents Hybrid Cloud segment net revenues by storage category for the periods indicated:

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Hybrid Cloud segment net revenues	$6,237	$5,907	$5,657
All-flash revenues as a percentage of Hybrid Cloud segment net revenues	67%	64%	58%
Hybrid-flash and other revenues as a percentage of Hybrid Cloud segment net revenues	33%	36%	42%

Percentages may not add due to rounding

The increases in all-flash revenues (comprised of all-flash product and related service revenues) as a percentage of total Hybrid Cloud segment net revenues for fiscal 2026 and fiscal 2025 as compared to the respective prior years reflect growing customer demand for our all-flash storage solutions, aided by all-flash market expansion.

Net Revenues by Geographic Area:

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
United States, Canada and Latin America (Americas)	51%	51%	51%
Americas Commercial	41%	40%	40%
U.S. Public Sector	10%	11%	11%
Europe, Middle East and Africa (EMEA)	34%	34%	34%
Asia Pacific (APAC)	15%	15%	15%

Percentages may not add due to rounding

Sales to United States (U.S.) public sector markets includes revenue from the U.S. federal government and U.S. state governments, local municipalities and education institutions. Demand across geographies was relatively consistent for each fiscal year presented.

Cost of Revenues

Our cost of revenues consists of:

(1) cost of product revenues, composed of (a) cost of Hybrid Cloud product revenues, which includes the costs of manufacturing and shipping our products, inventory write-downs, and warranty costs, and (b) unallocated cost of product revenues, which includes stock-based compensation, and;

(2) cost of services revenues, composed of (a) cost of support revenues, which includes the costs of providing support activities for hardware and software support, global support partnership programs, and third-party royalty costs, (b) cost of professional and other services revenues, constituting the cost of delivering such services which includes depreciation expense, (c) cost of public cloud revenues, constituting the cost of providing our Public Cloud offerings which includes depreciation and amortization expense and third-party datacenter fees, and (d) unallocated cost of services revenues, which includes stock-based compensation and amortization of intangibles.

Cost of Product Revenues (in millions, except percentages):

	Year Ended
	April 24, 2026	April 25, 2025	% Change	April 26, 2024	% Change
Cost of product revenues	$1,401	$1,284	9%	$1,137	13%
Hybrid Cloud	1,395	1,278	9%	1,131	13%
Unallocated	6	6	—%	6	—%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 44%, 42% and 40% of Hybrid Cloud product revenues in fiscal 2026, 2025 and 2024, respectively. Materials costs represented 91%, 89% and 88% of cost of Hybrid Cloud product revenues in fiscal 2026, 2025 and 2024, respectively.

Materials costs increased by $126 million in fiscal 2026 compared to fiscal 2025 primarily reflecting the increase in product revenues and higher component costs. Materials costs increased by $140 million in fiscal 2025 compared to fiscal 2024 primarily reflecting the increase in product revenues.

Hybrid Cloud product gross margins decreased by two percentage points in fiscal 2026 compared to fiscal 2025 primarily due to higher component costs, partially offset by the favorable impact from a multi-year enterprise agreement. Hybrid Cloud product gross margins decreased by two percentage points in fiscal 2025 compared to fiscal 2024 primarily due to higher component costs.

In response to rising component costs, we raised our prices in the fourth quarter of fiscal 2026, which we expect to support product gross margins in early fiscal 2027. We expect to continue adjusting our pricing as necessary to align with any significant changes in component costs.

Unallocated

Unallocated cost of product revenues were consistent for each fiscal year presented.

Cost of Services Revenues (in millions, except percentages):

	Year Ended
	April 24, 2026	April 25, 2025	% Change	April 26, 2024	% Change
Cost of services revenues	$625	$675	(7)%	$698	(3)%
Support	198	197	1%	195	1%
Professional and other services	281	261	8%	243	7%
Public cloud	113	165	(32)%	203	(19)%
Unallocated	33	52	(37)%	57	(9)%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services, increased in fiscal 2026 and fiscal 2025 compared to the respective prior years reflecting the increase in Hybrid Cloud services revenues. Cost of Hybrid Cloud services revenues represented 16% of Hybrid Cloud services revenues in fiscal 2026, 2025 and 2024.

Hybrid Cloud support gross margins were similar in fiscal 2026, fiscal 2025 and fiscal 2024. Hybrid Cloud professional and other services gross margins increased by five percentage points in fiscal 2026 compared to fiscal 2025 and by two percentage points in fiscal 2025 compared to fiscal 2024 primarily due to the mix of services provided in each year.

Public Cloud

Cost of Public Cloud revenues decreased, while Public Cloud gross margins increased by eight percentage points, in fiscal 2026 and fiscal 2025 compared to the respective prior years. These fluctuations were due to cost optimization that included a decrease in fixed assets depreciation, and the mix of offerings provided which was impacted by the sale of our Spot by NetApp business in the fourth quarter of fiscal 2025.

Unallocated

Unallocated cost of services revenues decreased in fiscal 2026 and fiscal 2025 compared to the respective prior years due to the derecognition of certain intangible assets resulting from the sale of our Spot by NetApp business during the fourth quarter of fiscal 2025.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for fiscal 2026 totaled $3,204 million, or 46% of net revenues, representing a decrease of three percentage points compared to fiscal 2025, primarily due to an increase in net revenues. While fluctuations in foreign currency exchange rates favorably impacted net revenues in fiscal 2026 compared to fiscal 2025, they adversely impacted sales and marketing, research and development and general and administrative expenses.

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

Total compensation costs included in sales and marketing, research and development and general and administrative expenses remained relatively flat in fiscal 2026, 2025 and 2024.

Sales and Marketing (in millions, except percentages):

	Year Ended
	April 24, 2026	April 25, 2025	% Change	April 26, 2024	% Change
Sales and marketing expenses	$1,869	$1,865	—%	$1,828	2%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense.

Sales and marketing expenses in fiscal 2026 were relatively flat compared to fiscal 2025. The increase in sales and marketing expenses in fiscal 2025 compared to fiscal 2024 was primarily due to an increase in sales commission expenses.

Research and Development (in millions, except percentages):

	Year Ended
	April 24, 2026	April 25, 2025	% Change	April 26, 2024	% Change
Research and development expenses	$991	$1,012	(2)%	$1,029	(2)%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs.

The decrease in research and development expenses in fiscal 2026 compared to fiscal 2025 was primarily attributable to lower compensation costs and lower spend on engineering projects. The decrease in research and development expenses in fiscal 2025 compared to fiscal 2024 was primarily due to lower compensation costs.

General and Administrative (in millions, except percentages):

	Year Ended
	April 24, 2026	April 25, 2025	% Change	April 26, 2024	% Change
General and administrative expenses	$344	$311	11%	$308	1%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs.

The increase in general and administrative expenses in fiscal 2026 compared to fiscal 2025 was primarily due to increases in all components of compensation costs, predominately salaries and stock-based compensation expense, and higher spend on professional services. General and administrative expenses remained relatively flat in fiscal 2025 compared to fiscal 2024.

Restructuring Charges (in millions, except percentages):

	Year Ended
	April 24, 2026	April 25, 2025	% Change	April 26, 2024	% Change
Restructuring charges	$21	$83	(75)%	$44	89%

In an effort to reduce our cost structure and redirect resources to our highest return activities, in fiscal 2026, 2025 and 2024, we initiated a number of business realignment plans designed to streamline our business and focus on key strategic opportunities. These plans resulted in aggregate charges of $21 million, $83 million, and $44 million, respectively, consisting primarily of employee severance-related costs. Additionally, the aggregate charges for fiscal 2025 and fiscal 2024 included optimization of our global office space for our hybrid work model. See Note 11 – Restructuring Charges of the Notes to Consolidated Financial Statements included in Part II, Item 8 for more details regarding our restructuring plans.

Other (Expense) Income, Net (in millions, except percentages)

The components of other (expense) income, net were as follows:

	Year Ended
	April 24, 2026	April 25, 2025	% Change	April 26, 2024	% Change
Interest income	$113	$112	1%	$112	—%
Interest expense	(109)	(64)	70%	(64)	—%
Other, net	(30)	(2)	NM	1	NM
Total	$(26)	$46	(157)%	$49	(6)%

NM - Not Meaningful

Interest income in fiscal 2026 was relatively flat compared to fiscal 2025. Interest expense increased in fiscal 2026 compared to fiscal 2025 due to a higher average outstanding aggregate principal amount of Senior Notes, with a higher average coupon rate. The difference in Other, net in fiscal 2026 compared to fiscal 2025 is primarily due to fluctuations in foreign exchange gains and losses year-over-year.

Each component of other (expense) income, net was relatively flat in fiscal 2025 compared to fiscal 2024.

Provision for Income Taxes (in millions, except percentages):

Our provision for income taxes and effective tax rates were as follows:

	Year Ended
	April 24, 2026	April 25, 2025	% Change	April 26, 2024	% Change
Provision for income taxes	$372	$197	89%	$277	(29)%
Effective tax rate	22.6%	14.2%	NM	21.9%	NM

NM - Not Meaningful

The differences in the effective tax rates between fiscal years were primarily due to fiscal 2025 benefits related to the Internal Revenue Service (“IRS”) substantially completing the examination of our fiscal 2018 and fiscal 2019 U.S. income tax returns, which resulted in the recognition of a tax benefit of $36 million attributable to the release of related tax reserves.

Liquidity, Capital Resources and Cash Requirements

(In millions)	April 24, 2026	April 25, 2025
Cash, cash equivalents and short-term investments	$3,584	$3,846
Principal amount of debt	$2,500	$3,250

The following is a summary of our cash flow activities:

	Year Ended
(In millions)	April 24, 2026	April 25, 2025
Net cash provided by operating activities	$2,067	$1,506
Net cash (used in) provided by investing activities	(595)	147
Net cash used in financing activities	(2,147)	(828)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	15
Net change in cash, cash equivalents and restricted cash	$(674)	$840

As of April 24, 2026, our cash, cash equivalents and short-term investments totaled $3.6 billion, reflecting a decrease of $262 million from April 25, 2025. The decrease was primarily due to a $750 million principal repayment of our 1.875% Senior Notes due June 2025, $950 million used for the repurchase of our common stock, $413 million used for the payment of dividends, and $198 million used for purchases of property and equipment, partially offset by $2.1 billion provided by operating activities. Net working capital was $1.8 billion as of April 24, 2026, an increase of $566 million compared to April 25, 2025.

Cash Flows from Operating Activities

During fiscal 2026, cash provided by operating activities reflected net income of $1.3 billion which was increased for non-cash depreciation and amortization expense of $200 million and non-cash stock-based compensation expense of $382 million.

Significant changes in assets and liabilities during fiscal 2026 included the following:

•
Deferred revenue increased by $281 million, primarily due to an increase in deferred revenue for software and hardware support contracts.

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
•
Deferred revenue increased by $208 million, primarily due to an increase in deferred revenue for software and hardware support contracts.
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

Cash Flows from Investing Activities

During fiscal 2026, we used $412 million for the purchases of investments, net of maturities and sales, and paid $198 million for capital expenditures.

During fiscal 2025, we generated $245 million primarily from maturities and sales of investments, net of purchases, and paid $168 million for capital expenditures. Additionally, we received proceeds of $70 million from the sale of our Spot by NetApp business.

Cash Flows from Financing Activities

During fiscal 2026, we used $950 million for the repurchase of 9.0 million shares of common stock, $413 million for the payment of dividends and $750 million principal repayment upon maturity.

During fiscal 2025, we used $1.2 billion for the repurchase of 10.2 million shares of common stock, $424 million for the payment of dividends and $400 million principal repayment upon maturity, partially offset by $1.24 billion of net proceeds from the issuance of Senior Notes.

Key factors that could affect our cash flows include changes in our revenue mix and profitability, our ability to effectively manage our working capital, in particular, accounts receivable, accounts payable and inventories, the timing and amount of stock repurchases and payment of cash dividends, the impact of foreign exchange rate changes, our ability to effectively integrate acquired products, businesses and technologies and the timing of repayments of our debt. Based on past performance and our current business outlook, we believe that our sources of liquidity, including cash, cash equivalents and short-term investments, cash generated from operations, and our ability to access capital markets and committed credit lines will satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements associated with operations and meet our cash requirements for at least the next 12 months and thereafter for the foreseeable future. We may choose to periodically raise additional debt capital based on certain conditions, including the refinancing of upcoming maturities and/or for potential strategic acquisitions and investments. Our ability to obtain this or any additional financing that we may pursue or need, will depend on, among other things, our business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. In the event our liquidity is insufficient and we are unable to enter into new financing arrangements, we may be required to curtail spending and implement additional cost saving measures and restructuring actions. We cannot be certain that we will continue to generate cash flows at or above current levels. For a discussion of risks related to our cash flows and liquidity requirements, see Item 1A. Risk Factors.

Liquidity

Our principal sources of liquidity as of April 24, 2026 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our credit facility and commercial paper program.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	April 24, 2026	April 25, 2025
Cash and cash equivalents	$2,070	$2,742
Short-term investments	1,514	1,104
Total	$3,584	$3,846

As of April 24, 2026 and April 25, 2025, $2.3 billion and $2.5 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.3 billion was available in the U.S as of the end of each fiscal year.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, fund research and development, meet capital expenditure needs, invest in critical or complementary technologies through asset purchases and/or business acquisitions, service interest and principal payments on our debt, fund our stock repurchase program, and pay dividends, as and if declared. In the ordinary course of business, we engage in periodic reviews of opportunities to invest in or acquire companies or units in companies to expand our total addressable market, leverage technological synergies and establish new streams of revenue.

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counterparties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of April 24, 2026.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of April 24, 2026 (in millions):

Amount
2.375% Senior Notes Due June 2027	$550
2.70% Senior Notes Due June 2030	700
5.50% Senior Notes Due March 2032	625
5.70% Senior Notes Due March 2035	625
Total	$2,500

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 7 – Financing Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8.

On June 23, 2025, upon maturity, we repaid the 1.875% Senior Notes due June 2025 for an aggregate amount of $757 million, comprised of the principal and unpaid interest.

Credit Facility and Commercial Paper Program

We have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in March 2025, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on March 5, 2030, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 24, 2026, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

We also have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of April 24, 2026.

Material Capital Expenditure Requirements

We expect to fund our capital expenditures, including our commitments related to facilities, equipment, operating leases and internal-use software development projects for at least the next 12 months through existing cash, cash equivalents, investments and cash generated from operations. The timing and amount of our capital requirements cannot be precisely determined and will depend on a number of factors, including future demand for products, changes in the enterprise storage and data management industry, hiring plans and our decisions related to the financing of our facilities and equipment requirements.

Transition Tax Payments

The Tax Cuts and Jobs Act of 2017 imposed a mandatory, one-time transition tax on accumulated foreign earnings and profits that had not previously been subject to U.S. income tax. A final transition tax payment of $179 million was paid during the second quarter of fiscal 2026.

Dividends and Stock Repurchase Program

On May 21, 2026, we declared a cash dividend of $0.52 per share of common stock, payable on July 29, 2026 to holders of record as of the close of business on July 10, 2026.

Under our common stock repurchase program, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. The stock repurchase program may be suspended or discontinued at any time. As of April 24, 2026, the remaining authorized amount for stock repurchases under this program was $0.5 billion. On May 21, 2026 our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled $1.4 billion at April 24, 2026, of which $1.1 billion is due in fiscal 2027, with the remainder due thereafter.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8.

Critical Accounting Estimates

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

The summary of significant accounting policies is included in Note 1 – Description of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, and if changes in the estimate that are reasonably possible could materially impact the financial statements. The accounting policies described below reflect the significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of one of our reporting units may exceed its fair value. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2026, we performed a qualitative assessment of goodwill impairment by evaluating relevant factors to determine whether it is more likely than not that the fair value of each of our reporting units is less than their carrying values. As a result of the qualitative assessment, we determined the quantitative test was not necessary and there was no impairment of goodwill.

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

Interest Rate Risk

Fixed Income Investments — As of April 24, 2026, we had fixed income debt investments of $2.1 billion and certificates of deposit of $86 million. Our fixed income debt investment portfolio primarily consists of investments with original maturities greater than three months at the date of purchase, which are classified as available-for-sale investments. These fixed income debt investments, which consist primarily of U.S. Treasury and government debt securities, and our certificates of deposit are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. A hypothetical 100 basis point increase in market interest rates from levels as of April 24, 2026 would have resulted in a decrease in the fair value of our fixed-income securities of $4 million. Volatility in market interest rates over time will cause variability in our interest income. We do not use derivative financial instruments in our investment portfolio.

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

Debt — As of April 24, 2026 we have outstanding $2.5 billion aggregate principal amount of Senior Notes. We carry these instruments at face value less unamortized discount and issuance costs on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change. See Note 7 – Financing Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 for more information.

Credit Facility — We are exposed to the impact of changes in interest rates in connection with our $1.0 billion five-year revolving credit facility. Borrowings under the facility accrue interest at rates that vary based on certain market rates and our credit rating on our Senior Notes. Consequently, our interest expense would fluctuate with any changes in these market interest rates or in our credit rating if we were to borrow any amounts under the credit facility. As of April 24, 2026, no amounts were outstanding under the credit facility.

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

We do not enter into foreign currency exchange contracts for speculative or trading purposes. In entering into foreign currency exchange forward contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of the contracts. We attempt to limit our exposure to credit risk by executing foreign currency exchange contracts with creditworthy multinational commercial banks. All contracts have a maturity of 12 months or less. See Note 10 – Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements included in Part II, Item 8 for more information regarding our derivatives and hedging activities.

Item 8. Financial Statements and Supplementary Data

NETAPP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

	April 24, 2026	April 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,070	$2,742
Short-term investments	1,514	1,104
Accounts receivable	1,286	1,246
Inventories	198	186
Other current assets	708	573
Total current assets	5,776	5,851
Property and equipment, net	592	563
Goodwill	2,772	2,723
Purchased intangible assets, net	22	43
Other non-current assets	1,582	1,643
Total assets	$10,744	$10,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$550	$511
Accrued expenses	1,151	1,122
Current portion of long-term debt	—	750
Short-term deferred revenue	2,320	2,279
Total current liabilities	4,021	4,662
Long-term debt	2,487	2,485
Other long-term liabilities	360	379
Long-term deferred revenue	2,525	2,257
Total liabilities	9,393	9,783

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.001 par value, 5 shares authorized; no shares issued or outstanding as of April 24, 2026 or April 25, 2025	—	—
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 196 and 201 shares issued and outstanding as of April 24, 2026 and April 25, 2025, respectively	1,209	1,106
Retained earnings	153	—
Accumulated other comprehensive loss	(11)	(66)
Total stockholders' equity	1,351	1,040
Total liabilities and stockholders' equity	$10,744	$10,823

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Revenues:
Product	$3,194	$3,040	$2,849
Services	3,731	3,532	3,419
Net revenues	6,925	6,572	6,268
Cost of revenues:
Cost of product	1,401	1,284	1,137
Cost of services	625	675	698
Total cost of revenues	2,026	1,959	1,835
Gross profit	4,899	4,613	4,433
Operating expenses:
Sales and marketing	1,869	1,865	1,828
Research and development	991	1,012	1,029
General and administrative	344	311	308
Restructuring charges	21	83	44
Acquisition-related expense	—	5	10
Total operating expenses	3,225	3,276	3,219
Income from operations	1,674	1,337	1,214
Other (expense) income, net	(26)	46	49
Income before income taxes	1,648	1,383	1,263
Provision for income taxes	372	197	277
Net income	$1,276	$1,186	$986
Net income per share:
Basic	$6.41	$5.81	$4.74
Diluted	$6.35	$5.67	$4.63
Shares used in net income per share calculations:
Basic	199	204	208
Diluted	201	209	213

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Net income	$1,276	$1,186	$986
Other comprehensive income (loss):
Foreign currency translation adjustments	52	(3)	(5)
Defined benefit obligations:
Defined benefit obligation adjustments	1	(2)	(4)
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	—	1	—
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	—	(2)	2
Reclassification adjustments for losses (gains) included in net income	2	(1)	(1)
Other comprehensive income (loss)	55	(7)	(8)
Comprehensive income	$1,331	$1,179	$978

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Cash flows from operating activities:
Net income	$1,276	$1,186	$986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200	243	255
Non-cash operating lease cost	42	41	45
Stock-based compensation	382	386	357
Deferred income taxes	135	(100)	53
Other items, net	55	—	(13)
Changes in assets and liabilities:
Accounts receivable	(36)	(219)	(33)
Inventories	(12)	(1)	(18)
Other operating assets	(248)	(87)	(62)
Accounts payable	31	(8)	123
Accrued expenses	(23)	62	113
Deferred revenue	281	208	(14)
Long-term taxes payable	(7)	(207)	(106)
Other operating liabilities	(9)	2	(1)
Net cash provided by operating activities	2,067	1,506	1,685
Cash flows from investing activities:
Purchases of investments	(2,758)	(1,782)	(2,635)
Maturities, sales and collections of investments	2,346	2,027	2,055
Purchases of property and equipment	(198)	(168)	(155)
Other investing activities, net	15	70	—
Net cash (used in) provided by investing activities	(595)	147	(735)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	103	108	100
Payments for taxes related to net share settlement of stock awards	(137)	(199)	(127)
Repurchase of common stock	(950)	(1,150)	(900)
Issuances of debt, net of issuance costs	—	1,240	—
Repayments and extinguishment of debt	(750)	(400)	—
Dividends paid	(413)	(424)	(416)
Other financing activities, net	—	(3)	(1)
Net cash used in financing activities	(2,147)	(828)	(1,344)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	15	(19)
Net change in cash, cash equivalents and restricted cash	(674)	840	(413)
Cash, cash equivalents and restricted cash:
Beginning of period	2,749	1,909	2,322
End of period	$2,075	$2,749	$1,909

See accompanying notes to consolidated financial statements.

NETAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 28, 2023	212	$945	$265	$(51)	$1,159
Net income	—	—	986	—	986
Other comprehensive loss	—	—	—	(8)	(8)
Issuance of common stock under employee stock award plans, net of taxes	6	(27)	—	—	(27)
Repurchase of common stock	(12)	(102)	(798)	—	(900)
Excise tax on net stock repurchases	—	(5)	—	—	(5)
Stock-based compensation	—	353	—	—	353
Modification of liability-classified awards	—	4	—	—	4
Cash dividends declared ($2.00 per common share)	—	(171)	(245)	—	(416)
Balances, April 26, 2024	206	997	208	(59)	1,146
Net income	—	—	1,186	—	1,186
Other comprehensive loss	—	—	—	(7)	(7)
Issuance of common stock under employee stock award plans, net of taxes	5	(91)	—	—	(91)
Repurchase of common stock	(10)	(50)	(1,100)	—	(1,150)
Excise tax on net stock repurchases	—	(6)	—	—	(6)
Stock-based compensation	—	386	—	—	386
Cash dividends declared ($2.08 per common share)	—	(130)	(294)	—	(424)
Balances, April 25, 2025	201	1,106	—	(66)	1,040
Net income	—	—	1,276	—	1,276
Other comprehensive income	—	—	—	55	55
Issuance of common stock under employee stock award plans, net of taxes	4	(34)	—	—	(34)
Repurchase of common stock	(9)	(98)	(852)	—	(950)
Excise tax on net stock repurchases	—	(5)	—	—	(5)
Stock-based compensation	—	382	—	—	382
Cash dividends declared ($2.08 per common share)	—	(142)	(271)	—	(413)
Balances, April 24, 2026	196	$1,209	$153	$(11)	$1,351

See accompanying notes to consolidated financial statements.

NETAPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business — NetApp, Inc. (we, us, NetApp, or the Company) empowers organizations to realize the full potential of their data in a rapidly evolving digital world. NetApp delivers innovative solutions that enable seamless data management, protection, and mobility across on-premises, hybrid, and multi-cloud environments.

Fiscal Year — Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal years 2026, 2025 and 2024, which ended on April 24, 2026, April 25, 2025 and April 26, 2024, respectively, are all 52-week years, with 13 weeks in each of their quarters. Unless otherwise stated, references to particular years, quarters, months, and periods refer to the Company’s fiscal years ended on the last Friday of April and the associated quarters, months, and periods of those fiscal years.

Principles of Consolidation — The consolidated financial statements include the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes; and fair value measurements. Actual results could differ materially from those estimates, the anticipated effects of which have been incorporated, as applicable, into management’s estimates as of and for the year ended April 24, 2026.

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

Derivative Instruments — Our derivative instruments, which are carried at fair value in our consolidated balance sheets, consist of foreign currency exchange contracts as described below:

Balance Sheet Hedges — We utilize foreign currency exchange forward contracts to hedge against the short-term impact of foreign currency exchange rate fluctuations related to certain foreign currency denominated monetary assets and liabilities, primarily intercompany receivables and payables. These derivative instruments are not designated as hedging instruments and do not subject us to material balance sheet risk due to exchange rate movements because the gains and losses on these contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being hedged, and the net amount is included in earnings.

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

Deferred Commissions — We capitalize sales commissions that are incremental direct costs of obtaining customer contracts for which revenue is not immediately recognized and classify them as current or non-current based on the terms of the related contracts. Capitalized commissions are amortized based on the transfer of goods or services to which they relate, typically over one to four years, and are also periodically reviewed for impairment. Amortization expense is recorded to sales and marketing expense in our consolidated statements of income.

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

Stock-Based Compensation — We measure and recognize stock-based compensation for all stock-based awards, including restricted stock units (RSUs), comprising time-based RSUs and performance-based RSUs (PBRSUs), and rights to purchase shares under our employee stock purchase plan (ESPP), based on their estimated fair value, and recognize the costs in our financial statements using the straight-line attribution approach over the requisite service period for the entire award.

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

Net Income per Share — Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed giving effect to the weighted-average number of dilutive potential shares that were outstanding during the period using the treasury stock method. Potential dilutive common shares consist primarily of unvested RSUs and shares to be purchased under our employee stock purchase plan.

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

Recently Adopted Accounting Pronouncement

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This includes the disclosure of specific categories and greater disaggregation within the income tax rate reconciliation as well as disclosure of disaggregated income taxes paid by significant jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. We adopted the standard on a prospective basis for fiscal 2026. See Note 12 - Income Taxes for further information.

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

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity by reportable segment is summarized as follows (in millions):

	Hybrid Cloud	Public Cloud	Total
Balance as of April 26, 2024	$1,714	$1,045	$2,759
Derecognition	—	(36)	(36)
Balance as of April 25, 2025	1,714	1,009	2,723
Impact of foreign currency translation	—	49	49
Balance as of April 24, 2026	$1,714	$1,058	$2,772

During fiscal 2025, we derecognized a portion of the Public Cloud goodwill in connection with the sale of our cloud optimization and management software business known as Spot by NetApp, which formed part of our Public Cloud reportable segment. See "Gains/losses on the sale or derecognition of assets" section contained in Note 5 – Supplemental Financial Information for additional information related to this derecognition.

Purchased intangible assets, net are summarized below (in millions):

	April 24, 2026			April 25, 2025
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$55	$(44)	$11	$55	$(33)	$22
Customer contracts/relationships	50	(39)	11	50	(29)	21
Other purchased intangibles	2	(2)	—	2	(2)	—
Total purchased intangible assets	$107	$(85)	$22	$107	$(64)	$43

Amortization expense for purchased intangible assets is summarized below (in millions):

	Year Ended			Statements of
	April 24, 2026	April 25, 2025	April 26, 2024	Income Classifications
Developed technology	$11	$28	$34	Cost of revenues
Customer contracts/relationships	10	19	22	Operating expenses
Other purchased intangibles	—	—	1	Operating expenses
Total	$21	$47	$57

As of April 24, 2026, future amortization expense related to purchased intangible assets is as follows (in millions):

Fiscal Year	Amount
2027	$21
2028	1
Total	$22

5. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our consolidated statements of cash flows:

	April 24, 2026	April 25, 2025
Cash and cash equivalents	$2,070	$2,742
Restricted cash	5	7
Cash, cash equivalents and restricted cash	$2,075	$2,749

Inventories (in millions):

	April 24, 2026	April 25, 2025
Purchased components	$14	$81
Finished goods	184	105
Inventories	$198	$186

Property and equipment, net (in millions):

	April 24, 2026	April 25, 2025
Land	$46	$46
Buildings and improvements	377	374
Leasehold improvements	114	103
Computer, production, engineering and other equipment	1,264	1,172
Computer software	66	329
Furniture and fixtures	61	62
Construction-in-progress	58	49
	1,986	2,135
Accumulated depreciation and amortization	(1,394)	(1,572)
Property and equipment, net	$592	$563

Depreciation and amortization expense related to property and equipment, net is summarized below (in millions):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Depreciation and amortization expense	$179	$196	$198

Other non-current assets (in millions):

	April 24, 2026	April 25, 2025
Deferred tax assets	$859	$994
Operating lease right-of-use (ROU) assets	228	241
Other assets	495	408
Other non-current assets	$1,582	$1,643

Other non-current assets as of April 24, 2026 and April 25, 2025 include $98 million and $92 million, respectively, for our 49% non-controlling equity interest in Lenovo NetApp Technology Limited (LNTL), a China-based entity that we formed with Lenovo (Beijing) Information Technology Ltd. in fiscal 2019. LNTL is integral to our sales channel strategy in China, acting as a distributor of our offerings to customers headquartered there, and involved in certain OEM sales to Lenovo. LNTL is also focused on localizing our products and services, and developing new joint offerings for the China market by leveraging NetApp and Lenovo technologies.

Accrued expenses (in millions):

	April 24, 2026	April 25, 2025
Accrued compensation and benefits	$543	$513
Income tax payable	29	146
Operating lease liabilities	42	40
Other current liabilities	537	423
Accrued expenses	$1,151	$1,122

Other long-term liabilities (in millions):

	April 24, 2026	April 25, 2025
Liability for uncertain tax positions	$38	$45
Operating lease liabilities	204	216
Other liabilities	118	118
Other long-term liabilities	$360	$379

Deferred revenue

Deferred revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria, as well as customer payments made in advance for services, which include software and hardware support contracts, certain public cloud services and other services.

During the years ended April 24, 2026 and April 25, 2025, we recognized revenue of $2,279 million and $2,176 million, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.

Remaining performance obligations

As of April 24, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $5.7 billion. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue 45% of our remaining performance obligations in the next 12 months and the remainder thereafter.

Deferred commissions

The following table summarizes deferred commissions balances as reported in our consolidated balance sheets (in millions):

	April 24, 2026	April 25, 2025
Other current assets	$117	$64
Other non-current assets	152	104
Total deferred commissions	$269	$168

During the years ended April 24, 2026 and April 25, 2025, we recognized amortization expense from deferred commissions of $106 million and $123 million, respectively, and there were no impairment charges recognized.

Other (expense) income, net (in millions):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Interest income	$113	$112	$112
Interest expense	(109)	(64)	(64)
Other, net	(30)	(2)	1
Total other (expense) income, net	$(26)	$46	$49

Statements of cash flows additional information (in millions):

Supplemental cash flow information related to our operating leases is included in Note 8 – Leases. Non-cash investing activities and other supplemental cash flow information are presented below:

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$20	$14	$16
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$435	$412	$357
Interest paid	$109	$53	$59

Gains/losses on the sale or derecognition of assets

During fiscal 2025, we completed the sale of our cloud optimization and management software business known as Spot by NetApp to Flexera Software LLC. Total sale consideration consisted of (i) $70 million in up-front cash consideration and (ii) up to $49 million in cash consideration contingent upon the achievement of certain financial performance metrics during the period from January 1, 2025 through December 31, 2025. We received the up-front cash consideration, recognized $20 million for contingent consideration in other current assets, derecognized the assets and liabilities conveyed to Flexera, and recorded certain transaction costs. No material gain or loss was recorded to our consolidated statements of income.

The major classes of assets and liabilities derecognized were (in millions):

Amount
Assets:
Property and equipment, net	$13
Goodwill	36
Purchased intangible assets, net	34
Total Assets	83
Liabilities:
Short-term deferred revenue	1

During fiscal 2026, based on achievement of certain financial performance metrics, we recognized an additional $11 million of contingent consideration in other current assets and a corresponding gain to our consolidated statements of income. We expect to receive the cash from the contingent consideration during fiscal 2027.

Financing Transactions

While most of our arrangements for sales include short-term payment terms, from time to time we provide long-term financing to creditworthy customers. We have generally sold receivables financed through these arrangements on a non-recourse basis to third-party financing institutions within 10 days of the contracts’ dates of execution, and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in the accounting standards on transfers of financial assets, as we are considered to have surrendered control of these financing receivables. Provided all other revenue recognition criteria have been met, we recognize product revenues for these arrangements, net of any payment discounts from financing transactions, upon product acceptance. We sold $28 million, $65 million and $67 million of receivables during fiscal 2026, 2025 and 2024, respectively.

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

Investments

The following is a summary of our investments at their cost or amortized cost as of April 24, 2026 and April 25, 2025 (in millions):

	April 24, 2026	April 25, 2025
U.S. Treasury and government debt securities	$2,112	$2,025
Money market funds	808	1,126
Certificates of deposit	86	24
Mutual funds	49	41
Total debt and equity securities	$3,055	$3,216

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of April 24, 2026, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	April 24, 2026
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$578	$578	$—
Money market funds	808	808	—
Certificates of deposit	86	—	86
U.S. Treasury and government debt securities	598	598	—
Total cash and cash equivalents	2,070	1,984	86
Short-term investments:
U.S. Treasury and government debt securities	1,514	1,514	—
Total short-term investments	1,514	1,514	—
Total cash, cash equivalents and short-term investments	$3,584	$3,498	$86
Other items:
Mutual funds (1)	$9	$9	$—
Mutual funds (2)	$40	$40	$—
Foreign currency exchange contracts assets (1)	$10	$—	$10
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

	April 25, 2025
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$671	$671	$—
Money market funds	1,126	1,126	—
Certificates of deposit	24	—	24
U.S. Treasury and government debt securities	921	921	—
Total cash and cash equivalents	2,742	2,718	24
Short-term investments:
U.S. Treasury and government debt securities	1,104	1,104	—
Total short-term investments	1,104	1,104	—
Total cash, cash equivalents and short-term investments	$3,846	$3,822	$24
Other items:
Mutual funds (1)	$7	$7	$—
Mutual funds (2)	$34	$34	$—
Foreign currency exchange contracts assets (1)	$29	$—	$29
Foreign currency exchange contracts liabilities (3)	$(2)	$—	$(2)

(1)
Reported as other current assets in the consolidated balance sheets
(2)
Reported as other non-current assets in the consolidated balance sheets
(3)
Reported as accrued expenses in the consolidated balance sheets

Our Level 2 debt instruments are held by a custodian who prices some of the investments using standard inputs in various asset price models or obtains investment prices from third-party pricing providers that incorporate standard inputs in various asset price models. These pricing providers utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. We review Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to multiple independent pricing sources. In addition, we review third-party pricing provider models, key inputs and assumptions and understand the pricing processes at our third-party providers in determining the overall reasonableness of the fair value of our Level 2 debt instruments. As of April 24, 2026 and April 25, 2025, we have not made any adjustments to the prices obtained from our third-party pricing providers.

Fair Value of Debt

As of April 24, 2026 and April 25, 2025, the fair value of our long-term debt, including the current portion, was $2,468 million and $3,143 million, respectively. These fair values of our long-term debt were based on observable market prices in a less active market.

7. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	April 24, 2026	April 25, 2025
1.875% Senior Notes Due June 2025	2.03%	$—	$750
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
5.50% Senior Notes Due March 2032	5.71%	625	625
5.70% Senior Notes Due March 2035	5.90%	625	625
Total principal amount		2,500	3,250
Unamortized discount and issuance costs		(13)	(15)
Total senior notes		2,487	3,235
Less: Current portion of long-term debt		—	(750)
Total long-term debt		$2,487	$2,485

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

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of April 24, 2026, we were in compliance with all covenants associated with the Senior Notes.

As of April 24, 2026, our aggregate future principal debt maturities are as follows (in millions):

Fiscal Year	Amount
2027	$—
2028	550
2029	—
2030	—
2031	700
Thereafter	1,250
Total	$2,500

Credit Facility and Commercial Paper Program

We have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in March 2025, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on March 5, 2030, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of April 24, 2026, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

We also have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of April 24, 2026 or April 25, 2025.

8. Leases

We lease real estate, equipment and automobiles in the U.S. and internationally. Our real estate leases, which are responsible for the majority of our aggregate ROU asset and liability balances, include leases for office space, data centers and other facilities, and as of April 24, 2026, have remaining lease terms not exceeding 16 years. Some of these leases contain options that allow us to extend or terminate the lease agreement. Our equipment leases are primarily for servers and networking equipment and as of April 24, 2026, have remaining lease terms not exceeding 3 years. As of April 24, 2026, our automobile leases have remaining lease terms not exceeding 4 years. All our leases are classified as operating leases except for certain immaterial equipment finance leases.

The components of lease cost related to our operating leases were as follows (in millions):

	Year Ended
	April 24, 2026	April 25, 2025
Operating lease cost	$52	$51
Variable lease cost	15	15
Total lease cost	$67	$66

Variable lease cost is primarily attributable to amounts paid to lessors for common area maintenance and utility charges under our real estate leases.

The supplemental cash flow information related to our operating leases is as follows (in millions):

	Year Ended
	April 24, 2026	April 25, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$49	$48
ROU assets obtained in exchange for new operating lease obligations	$29	$25

The supplemental balance sheet information related to our operating leases is as follows (in millions, except lease term and discount rate):

	April 24, 2026	April 25, 2025
Other non-current assets	$228	$241
Total operating lease ROU assets	$228	$241

Accrued expenses	$42	$40
Other long-term liabilities	204	216
Total operating lease liabilities	$246	$256

Weighted Average Remaining Lease Term	7.7 years	8.5 years

Weighted Average Discount Rate	3.5%	3.4%

Future minimum operating lease payments as of April 24, 2026 are as follows (in millions):

Fiscal Year	Amount
2027	$47
2028	43
2029	38
2030	32
2031	30
Thereafter	93
Total lease payments	283
Less: Interest	(37)
Total	$246

9. Stockholders’ Equity

Equity Incentive Programs

The 2021 Plan — The 2021 Equity Incentive Plan (the 2021 Plan) was adopted by our Board of Directors and approved by the stockholders on September 10, 2021. The 2021 Plan provides for the granting of restricted stock, restricted stock units, performance awards, incentive stock options, nonstatutory stock options, and stock appreciation rights to our employees, directors, consultants and independent advisors.

Under the 2021 Plan, the Board of Directors may grant RSUs which include time-based RSUs that generally vest over a four-year period with 25% vesting on the first anniversary of the grant date and 6.25% vesting quarterly thereafter. In addition, performance-based RSUs are granted under the 2021 Plan and are subject to performance criteria and vesting terms specified by the Compensation Committee.

During fiscal 2026, the shares reserved for issuance under the Plan were increased by 5 million shares of common stock. As of April 24, 2026, 14 million shares were available for grant under the 2021 Plan.

Restricted Stock Units

In fiscal 2026, 2025 and 2024, we granted PBRSUs to certain of our executives. Each PBRSU has performance-based vesting criteria (in addition to the service-based vesting criteria) such that the PBRSUs cliff-vest at the end of a three year performance period, which began on the date specified in the grant agreements and typically ends on the last day of the third fiscal year, following the grant date. The number of shares that will be used to calculate the settlement amount for all of these PBRSUs at the end of the applicable performance and service period will range from 0% to 200% of a target number of shares originally granted. For half of the PBRSUs granted in fiscal 2026, 2025 and 2024, the number of shares used to calculate the settlement amount will depend upon our Total Stockholder Return (TSR) as compared to the TSR of a specified group of benchmark peer companies (each expressed as a growth rate percentage) calculated as of the end of the performance period. For the remaining half of the PBRSUs granted, the number of shares used to calculate the settlement amount will depend upon the Company's billings result average over the three-year performance period. The billings result average is computed based on achievement against annual billings targets, with each target set at the beginning of the respective fiscal year, during the three-year performance period. Billings, for purposes of measuring the performance of these PBRSUs, means the total obtained by adding net revenues as reported on the Company's consolidated statements of income to the amount reported as the change in deferred revenue on the consolidated statements of cash flows for the applicable measurement period, excluding the impact of fluctuations in foreign currency exchange rates. The aggregate grant date fair value of all PBRSUs granted in fiscal 2026, 2025 and 2024 was $64 million, $67 million and $39 million, respectively, and these amounts are being recognized to compensation expense over the remaining performance/service periods.

As of April 24, 2026, April 25, 2025 and April 26, 2024, there were approximately 1 million PBRSUs outstanding.

The following table summarizes information related to RSUs, including PBRSUs (in millions, except for fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 28, 2023	12	$62.08
Granted	5	$76.46
Vested	(5)	$59.32
Forfeited	(1)	$65.17
Outstanding as of April 26, 2024	11	$68.87
Granted	4	$123.45
Vested	(5)	$72.07
Forfeited	(2)	$78.21
Outstanding as of April 25, 2025	8	$91.30
Granted	5	$104.74
Vested	(4)	$86.44
Forfeited	(1)	$89.27
Outstanding as of April 24, 2026	8	$101.15

We primarily use the net share settlement approach upon vesting, where a portion of the shares are withheld as settlement of employee withholding taxes, which decreases the shares issued to the employee by a corresponding value. The number and value of the shares netted for employee taxes are summarized in the table below (in millions):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Shares withheld for taxes	1	2	2
Fair value of shares withheld	$137	$199	$128

Employee Stock Purchase Plan

Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. During fiscal 2026, the ESPP was amended to increase the shares reserved for issuance by 4 million shares of common stock. As of April 24, 2026, 5 million shares were available for issuance. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

	Year Ended
	April 24, 2026	April 25, 2025
Shares issued under the ESPP	1	2
Proceeds from issuance of shares	$103	$108

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of income as follows (in millions):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Cost of product revenues	$6	$6	$6
Cost of services revenues	22	24	23
Sales and marketing	155	162	143
Research and development	126	135	132
General and administrative	73	59	53
Total stock-based compensation expense	$382	$386	$357

As of April 24, 2026, total unrecognized compensation expense related to our equity awards was $639 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.2 years.

Valuation Assumptions

The valuation of RSUs and ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
RSUs:
Risk-free interest rate	3.8%	4.6%	4.9%
Expected dividend yield	2.0%	1.8%	2.6%
Weighted-average fair value per share granted	$104.74	$123.45	$76.46

ESPP:
Expected term in years	1.2	1.2	1.2
Risk-free interest rate	4.1%	5.2%	4.9%
Expected volatility	36%	31%	30%
Expected dividend yield	2.1%	1.7%	2.8%
Weighted-average fair value per right granted	$26.42	$29.70	$17.37

Stock Repurchase Program

Under our common stock repurchase program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management.

The following table summarizes activity related to the stock repurchase program (in millions, except for per share amounts):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Number of shares repurchased	9.0	10.2	11.5
Average price per share	$105.89	$112.55	$77.87
Stock repurchases allocated to additional paid-in capital	$98	$50	$102
Stock repurchases allocated to retained earnings	$852	$1,100	$798
Remaining authorization at end of period	$502	$352	$502

On May 21, 2026, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock.

Preferred Stock

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. No shares of preferred stock were issued or outstanding in any period presented.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts).

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Dividends per share declared	$2.08	$2.08	$2.00
Dividend payments allocated to additional paid-in capital	$142	$130	$171
Dividend payments allocated to retained earnings	$271	$294	$245

On May 21, 2026, we declared a cash dividend of $0.52 per share of common stock, payable on July 29, 2026 to shareholders of record as of the close of business on July 10, 2026. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

10. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of April 24, 2026 or April 25, 2025. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	April 24, 2026	April 25, 2025
Cash Flow Hedges
Forward contracts purchased	$75	$81
Balance Sheet Contracts
Forward contracts sold	$995	$790
Forward contracts purchased	$13	$—

The effect of cash flow hedges recognized in net revenues is presented in the consolidated statements of comprehensive income.

The effect of derivative instruments not designated as hedging instruments recognized in other (expense) income, net on our consolidated statements of income was as follows (in millions):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$(15)	$38	$(59)

11. Restructuring Charges

In fiscal 2026, management approved a restructuring plan to redirect resources to the highest return activities and reduce costs. Charges related to the plan consisted primarily of employee severance-related costs. The activities under this plan were substantially complete by the end of fiscal 2026.

In fiscal 2025, management approved restructuring plans to redirect resources to the highest return activities and reduce costs. Charges related to the plans consisted primarily of employee severance-related costs and lease termination charges. One of the plans related to the sale of our cloud optimization and management software business known as Spot by NetApp. The activities under these plans were substantially complete by the end of fiscal 2025.

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

Activities related to our restructuring plans are summarized as follows (in millions):

Total
Balance as of April 28, 2023	$36
Net charges	44
Cash payments	(70)
Balance as of April 26, 2024	10
Net charges	83
Cash payments	(42)
Balance as of April 25, 2025	51
Net charges	21
Cash payments	(66)
Balance as of April 24, 2026	$6

Liabilities for our restructuring activities are included in accrued expenses in our consolidated balance sheets.

12. Income Taxes

Income before income taxes is as follows (in millions):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Domestic	$718	$606	$472
Foreign	930	777	791
Total	$1,648	$1,383	$1,263

The provision for income taxes consists of the following (in millions):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Current:
Federal	$83	$131	$89
State	24	38	25
Foreign	130	128	110
Total current	237	297	224
Deferred:
Federal	82	(102)	24
State	12	(16)	6
Foreign	41	18	23
Total deferred	135	(100)	53
Provision for income taxes	$372	$197	$277

During the fourth quarter of fiscal 2025, the Internal Revenue Service (“IRS”) substantially completed the examination of our fiscal 2018 and fiscal 2019 U.S. income tax returns, and we recognized a tax benefit of $36 million attributable to the release of related tax reserves.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate, in accordance with the guidance in ASU 2023-09, as follows (in millions, except percentages):

	Year Ended April 24, 2026
	Tax Effect	Rate Impact
Tax computed at federal statutory rate	$346	21.0%
State and local income taxes, net of federal benefit (1)	30	1.8%
Foreign tax effects:
Ireland
Statutory tax rate difference between Ireland and U.S.	(44)	(2.7)%
Ireland earnings taxed at rates other than statutory	14	0.8%
Other	3	0.2%
Cyprus
Statutory tax rate difference between Cyprus and U.S.	(15)	(0.9)%
Deduction for qualifying capital	(21)	(1.3)%
Other	1	0.1%
Other foreign jurisdictions	36	2.2%
Federal:
Effect of cross-border tax laws
Foreign earnings inclusion, net of credits	34	2.1%
Subpart F income, net of credits	9	0.5%
Tax credits
Research and development credits	(24)	(1.4)%
Nontaxable or nondeductible items	2	0.1%
Changes in unrecognized tax benefits	3	0.2%
Other	(2)	(0.1)%
Provision for income taxes	$372	22.6%

Percentages may not add due to rounding

(1)
State taxes in Illinois, New Jersey, New York, Oregon, and Virginia make up the majority (greater than 50%) of this category.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate, in accordance with the guidance prior to adoption of ASU 2023-09, as follows (in millions):

	Year Ended
	April 25, 2025	April 26, 2024
Tax computed at federal statutory rate	$290	$265
State income taxes, net of federal benefit	14	22
Foreign earnings in lower tax jurisdictions	(14)	(40)
Stock-based compensation	(21)	12
Research and development credits	(31)	(22)
Benefit for foreign derived intangible income	(28)	—
Global minimum tax on intangible income	12	46
Tax charges (benefits) from integration of acquired companies	1	4
Resolution of income tax matters (1)	(39)	(4)
Other	13	(6)
Provision for income taxes	$197	$277

(1)
During fiscal 2025, we recognized a tax benefit related to the IRS examination of our fiscal 2018 and fiscal 2019 U.S. income tax returns. During fiscal 2024, we recognized a tax benefit related to the lapse of statute of limitations for certain issues in our fiscal 2020 U.S. tax returns.

The components of our deferred tax assets and liabilities are as follows (in millions):

	April 24, 2026	April 25, 2025
Deferred tax assets:
Reserves and accruals	$114	$188
Net operating loss and credit carryforwards	145	138
Stock-based compensation	25	25
Deferred revenue	267	250
Acquired intangibles	441	483
Capitalized research and development (1)	182	198
Other	6	6
Gross deferred tax assets	1,180	1,288
Valuation allowance	(123)	(119)
Deferred tax assets, net of valuation allowance	1,057	1,169
Deferred tax liabilities:
Prepaids and accruals	104	87
Acquired intangibles	89	84
Property and equipment	33	26
Other	2	6
Total deferred tax liabilities	228	203
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$829	$966

(1)
As required under the Tax Cuts and Jobs Act of 2017, research and development expenditures were capitalized and amortized beginning in our fiscal 2023. Effective for fiscal 2026, we are expensing research and development expenditures as permitted by the One Big Beautiful Bill Act (OBBB).

The valuation allowance increased by $4 million in fiscal 2026. The increase is mainly attributable to corresponding changes in deferred tax assets, primarily certain foreign tax credit carryforwards.

As of April 24, 2026, we have federal net operating loss carryforwards of $6 million. In addition, we have gross state net operating loss and tax credit carryforwards of $1 million and $143 million, respectively. The majority of the state credit carryforwards are California research credits which are offset by a valuation allowance as we believe it is more likely than not that these credits will not be utilized. We also have $16 million of U.S. foreign tax credit carryforwards and $37 million of foreign tax credit carryforwards of which the majority were generated by our Dutch subsidiary and are fully offset by a valuation allowance. Certain acquired net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be realized with the exception of those which have a valuation allowance. The state and foreign net operating loss carryforwards and credits will expire in various years from fiscal 2027 through 2042. The federal net operating loss carryforwards, the California research credit, and the Dutch foreign tax credit carryforwards do not expire.

The following table summarizes income taxes paid (net of refunds) exceeding 5 percent of total income taxes paid (net of refunds) in the following jurisdictions (in millions):

Year Ended April 24, 2026
U.S. Federal	$261
U.S. States and Local	29
Foreign
Ireland	51
Cyprus	24
Other	70
Total foreign	145
Total income taxes paid (net of refunds)	$435

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Balance at beginning of period	$68	$220	$222
Additions based on tax positions related to the current year	7	8	7
Additions for tax positions of prior years	3	4	—
Decreases for tax positions of prior years	(2)	(25)	(2)
Settlements	(8)	(139)	(7)
Balance at end of period	$68	$68	$220

As of April 24, 2026, we had $68 million of gross unrecognized tax benefits, of which $38 million has been recorded in other long-term liabilities and $8 million has been recorded in other current liabilities. Unrecognized tax benefits of $47 million, including penalties, interest and indirect benefits, would affect our provision for income taxes if recognized.

We recognized expense for increases to accrued interest and penalties related to unrecognized tax benefits in the income tax provision of $2 million, $4 million and $11 million, respectively, in fiscal 2026, fiscal 2025 and fiscal 2024. Accrued interest and penalties of $10 million and $8 million were recorded in the consolidated balance sheets as of April 24, 2026 and April 25, 2025, respectively.

On July 4, 2025, the reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (OBBB), was signed into law in the United States. The OBBB contains several changes to corporate taxation including the extension of key provisions of the 2017 Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in our fiscal year 2026 and others phased in through our fiscal year 2027. The OBBB did not have a material impact to our income tax provision for fiscal year 2026.

The Organisation for Economic Co-operation and Development (“OECD”) introduced an international tax framework under Pillar Two that provides for a global minimum tax of 15% for large multinational companies. We are currently subject to Pillar Two rules enacted in certain foreign jurisdictions in which we operate. As of April 24, 2026, Pillar Two taxes did not have an impact on our financial statements, particularly due to the safe harbor relief during the transition period. On January 5, 2026, the OECD issued administrative guidance outlining a framework under which U.S.-parented groups may be excluded from the application of Pillar Two rules through a “side-by-side arrangement.” Each member jurisdiction will need to adopt this guidance into local law, and the timing and manner of adoption may vary. We will continue to monitor U.S. and international legislative developments, including further announcements on the side-by-side arrangement, to assess any potential impacts to our financial statements.

The tax years that remain subject to examination as of April 24, 2026 for our major tax jurisdictions are shown below:

2023 — 2026	United States — federal income tax
2020 — 2026	United States — state and local income tax
2020 — 2026	Australia
2022 — 2026	Germany
2007 — 2026	India
2019 — 2026	The Netherlands
2019 — 2026	Canada
2020 — 2026	Japan
2020 — 2026	Cyprus
2023 — 2026	United Kingdom
2024 — 2026	France
2019 — 2026	Israel
2022 — 2026	Ireland

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

As of April 24, 2026, we continue to record a deferred tax liability related to state taxes on unremitted earnings of certain foreign entities as well as a deferred tax liability related to withholding taxes on unremitted earnings of certain foreign entities. We estimate the unrecognized deferred tax liability related to the earnings we expect to be indefinitely reinvested to be immaterial. We will continue to monitor our plans to indefinitely reinvest undistributed earnings of foreign subsidiaries and will assess the related unrecognized deferred tax liability considering our ongoing projected global cash requirements, tax consequences associated with repatriation and any U.S. or foreign government programs designed to influence remittances.

13. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Numerator:
Net income	$1,276	$1,186	$986
Denominator:
Shares used in basic computation	199	204	208
Dilutive impact of employee equity award plans	2	5	5
Shares used in diluted computation	201	209	213
Net Income per Share:
Basic	$6.41	$5.81	$4.74
Diluted	$6.35	$5.67	$4.63

The following table presents the numbers of potential shares of common stock from outstanding employee equity awards that have been excluded from the computation of diluted net income per share, as their inclusion would have had an anti-dilutive effect, for the periods presented (in millions):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Employee equity award plans	1	1	2

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions):

	Year Ended April 24, 2026
	Hybrid Cloud	Public Cloud	Total
Product revenues	$3,194	$—	$3,194
Support revenues	2,636	—	2,636
Professional and other services revenues	407	—	407
Public cloud revenues	—	688	688
Net revenues	6,237	688	6,925
Cost of product revenues	1,395	—	1,395
Cost of support revenues	198	—	198
Cost of professional and other services revenues	281	—	281
Cost of public cloud revenues	—	113	113
Segment cost of revenues	1,874	113	1,987
Segment gross profit	$4,363	$575	$4,938
Unallocated cost of revenues[1]			(39)
Operating expenses			(3,225)
Other expense, net			(26)
Income before income taxes			$1,648
[1] Unallocated cost of revenues are composed of $28 million of stock-based compensation expense and $11 million of amortization of intangible assets.

	Year Ended April 25, 2025
	Hybrid Cloud	Public Cloud	Total
Product revenues	$3,040	$—	$3,040
Support revenues	2,512	—	2,512
Professional and other services revenues	355	—	355
Public cloud revenues	—	665	665
Net revenues	5,907	665	6,572
Cost of product revenues	1,278	—	1,278
Cost of support revenues	197	—	197
Cost of professional and other services revenues	261	—	261
Cost of public cloud revenues	—	165	165
Segment cost of revenues	1,736	165	1,901
Segment gross profit	$4,171	$500	$4,671
Unallocated cost of revenues[1]			(58)
Operating expenses			(3,276)
Other income, net			46
Income before income taxes			$1,383
[1] Unallocated cost of revenues are composed of $30 million of stock-based compensation expense and $28 million of amortization of intangible assets.

	Year Ended April 26, 2024
	Hybrid Cloud	Public Cloud	Total
Product revenues	$2,849	$—	$2,849
Support revenues	2,488	—	2,488
Professional and other services revenues	320	—	320
Public cloud revenues	—	611	611
Net revenues	5,657	611	6,268
Cost of product revenues	1,131	—	1,131
Cost of support revenues	195	—	195
Cost of professional and other services revenues	243	—	243
Cost of public cloud revenues	—	203	203
Segment cost of revenues	1,569	203	1,772
Segment gross profit	$4,088	$408	$4,496
Unallocated cost of revenues[1]			(63)
Operating expenses			(3,219)
Other income, net			49
Income before income taxes			$1,263
[1] Unallocated cost of revenues are composed of $29 million of stock-based compensation expense and $34 million of amortization of intangible assets.

Hybrid Cloud Segment Net Revenues by Storage Category are as follows (in millions):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
All-flash revenues	$4,178	$3,763	$3,262
Hybrid-flash and other revenues	2,059	2,144	2,395
Hybrid Cloud segment net revenues	$6,237	$5,907	$5,657

Geographical Revenues and Certain Assets

Revenues summarized by geographic region are as follows (in millions):

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
United States, Canada and Latin America (Americas)	$3,505	$3,347	$3,193
Europe, Middle East and Africa (EMEA)	2,358	2,204	2,104
Asia Pacific (APAC)	1,062	1,021	971
Net revenues	$6,925	$6,572	$6,268

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $3,293 million, $3,092 million and $2,952 million during fiscal 2026, 2025 and 2024, respectively.

The majority of our assets, excluding cash, cash equivalents, short-term investments and accounts receivable, were attributable to our domestic operations. The following table presents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries (in millions):

	April 24, 2026	April 25, 2025
U.S.	$1,322	$1,320
International	2,262	2,526
Total	$3,584	$3,846

With the exception of property and equipment, we do not identify or allocate our long-lived assets by geographic area. The following table presents property and equipment information for geographic areas based on the physical location of the assets (in millions):

	April 24, 2026	April 25, 2025
U.S.	$373	$344
International	219	219
Total	$592	$563

Significant Customers

Two customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
Customer A	22%	21%	22%
Customer B	21%	24%	22%

Two customers, each of which is a distributor, accounted for 10% or more of accounts receivable:

	April 24, 2026	April 25, 2025
Customer A	*	10%
Customer B	18%	27%
* Customer accounted for less than 10% of accounts receivable.

15. Employee Benefits and Deferred Compensation

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

	Year Ended
	April 24, 2026	April 25, 2025	April 26, 2024
401(k) matching contributions	$29	$30	$29

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

	April 24, 2026	April 25, 2025
Deferred compensation plan assets reported as:
Other current assets	$9	$7
Other non-current assets	$40	$34
Deferred compensation plan liabilities reported as:
Accrued expenses	$9	$7
Other long-term liabilities	$40	$34

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

The funded status of our defined benefit plans, which is recognized in other long-term liabilities in our consolidated balance sheets, was as follows (in millions):

	April 24, 2026	April 25, 2025
Fair value of plan assets	$73	$66
Benefit obligations	(107)	(106)
Unfunded obligations	$(34)	$(40)

16. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of April 24, 2026, we had $1.0 billion in non-cancelable purchase commitments for inventory. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 24, 2026 and April 25, 2025, such liability amounted to $25 million and $22 million, respectively, and is included in accrued expenses in our consolidated balance sheets. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of April 24, 2026, we had $0.4 billion in other purchase obligations.

Of the total $1.4 billion in purchase commitments, $1.1 billion is due in fiscal 2027, with the remainder due thereafter.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of April 24, 2026 related to such matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of NetApp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetApp, Inc. and subsidiaries (the "Company") as of April 24, 2026, and April 25, 2025, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended April 24, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 24, 2026, and April 25, 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 24, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 24, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue — Refer to Notes 1, 5, and 14 to the financial statements

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

June 5, 2026

We have served as the Company's auditor since 1995.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of NetApp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NetApp, Inc. and subsidiaries (the "Company") as of April 24, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 24, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 24, 2026, of the Company and our report dated June 5, 2026, expressed an unqualified opinion on those financial statements.

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

June 5, 2026

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

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 24, 2026, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of April 24, 2026, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of April 24, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Adoption or Termination of Trading Arrangements

On March 24, 2026, Cesar Cernuda, President of the Company, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will expire on December 31, 2026 and may be terminated earlier in the limited circumstances defined in the trading arrangement, An aggregate of up to 54,681 shares may be sold pursuant to the trading arrangement.

No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information under Item 1 – Business of Part I of this Annual Report on Form 10-K under the section entitled “Information About Our Executive Officers.” The information required by Item 10 with respect to the Company’s directors and corporate governance is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Corporate Governance,” respectively, in the Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our year ended April 24, 2026. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2026 Annual Meeting of Stockholders, to the extent applicable.

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

Item 11. Executive Compensation

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation and Related Information” and “Director Compensation,” respectively, in our Proxy Statement for the 2026 Annual Meeting of Stockholders (provided that the information under the heading “Pay Versus Performance” shall not be deemed to be incorporated by reference herein).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference from the information under the headings “Corporate Governance” and “Certain Transactions with Related Parties” in our Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Fees” in our Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is as follows:

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of the Company, as amended.	10-Q	000-27130	3.1	September 13, 2021

3.2	Bylaws of the Company.	8-K	000-27130	3.1	November 16, 2023

4.1	Indenture dated December 12, 2012, by and between the Company and U.S. Bank National Association.	8-K	000-27130	4.1	December 12, 2012

4.2	Fourth Supplemental Indenture, dated June 22, 2020, by and between NetApp, Inc. and U.S. Bank National Association.	8-K	000-27130	4.2	June 22, 2020

4.3	Fifth Supplemental Indenture, dated March 17, 2025, by and between NetApp, Inc. and U.S. Bank National Association.	8-K	000-27130	4.2	March 17, 2025

4.4	Description of Capital Stock of the Company.	10-K	000-27130	4.6	June 10, 2024

10.1*	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers.	8-K	000-27130	10.1	May 31, 2023

10.2*	Form of Change of Control Severance Agreement.	8-K	000-27130	10.1	May 22, 2019

10.3*	The Company’s Amended and Restated Executive Compensation Plan, as amended effective August 26, 2025.	10-Q	000-27130	10.4	August 27, 2025

10.4*	The Company’s Deferred Compensation Plan.	8-K	000-27130	2.1	July 7, 2005

10.5*	The Company’s Employee Stock Purchase Plan, as amended effective September 11, 2025.	8-K	000-27130	10.1	September 15, 2025

10.6*	The Company’s Amended and Restated 1999 Stock Option Plan, as amended effective July 19, 2018.	DEF 14A	000-27130	Appendix A	August 1, 2018

10.7*	Form of Restricted Stock Unit Agreement approved for use under the Company’s amended and restated 1999 Stock Option Plan (Non-Employees Directors).	10-K	000-27130	10.17	June 18, 2010

10.8*	NetApp, Inc. 2021 Equity Incentive Plan, as amended effective September 11, 2025.	8-K	000-27130	10.2	September 15, 2025

10.9*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Employee), effective September 10, 2021.	10-Q	000-27130	10.1	December 2, 2021

10.10*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Non-Employee Director), effective November 1, 2021.	10-Q	000-27130	10.1	March 2, 2022

10.11*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Senior Executive), effective May 15, 2024.	10-K	000-27130	10.20	June 10, 2024

10.12*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (VP and Below), effective May 15, 2024.	10-K	000-27130	10.21	June 10, 2024

10.13*	Form of Restricted Stock Unit Agreement (Performance-Based) - Billings under the Company's 2021 Equity Incentive Plan, effective May 15, 2024.	10-K	000-27130	10.22	June 10, 2024

10.14*	Form of Restricted Stock Unit Agreement (Performance-Based) - Total Shareholder Return under the Company's 2021 Equity Incentive Plan, effective May 15, 2024.	10-K	000-27130	10.23	June 10, 2024

10.15*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (Senior Executive), effective May 15, 2025.	—	—	—	—	X

10.16*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan (VP and Below), effective May 15, 2025.	—	—	—	—	X

10.17*	Form of Restricted Stock Unit Agreement (Performance-Based) - Billings under the Company's 2021 Equity Incentive Plan, effective May 15, 2025.	—	—	—	—	X

10.18*	Form of Restricted Stock Unit Agreement (Performance-Based) - Total Shareholder Return under the Company's 2021 Equity Incentive Plan, effective May 15, 2025.	—	—	—	—	X

10.19*	Form of Restricted Stock Unit Agreement approved for use under the Company's 2021 Equity Incentive Plan, effective May 13, 2026.	—	—	—	—	X

10.20*	Form of Restricted Stock Unit Agreement (Performance-Based) under the Company's 2021 Equity Incentive Plan, effective May 13, 2026.	—	—	—	—	X

10.21*	Outside Director Compensation Policy, as amended effective September 10, 2025.	—	—	—	—	X

10.22*	Amended and Restated Instaclustr US Holding, Inc. 2018 Stock Option Plan	S-8	333-265648	99.1	June 16, 2022

10.23	Second Amended and Restated Credit Agreement, dated as of March 5, 2025, by and among NetApp, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	000-27130	10.1	March 5, 2025

10.24	Form of Dealer Agreement between the Company, as issuer, and each Dealer.	8-K	000-27130	10.2	December 12, 2016

10.25	Offer Letter for employment at the Company to César Cernuda, date March 23, 2020.	10-K	000-27130	10.58	June 15, 2020

10.26	Senior Executive Employment Contract by and between NetApp Sales Spain S.L., a subsidiary of the Company, and Cesar Cernuda, effective January 1, 2021	10-Q	000-27130	10.1	January 29, 2021

10.27	Offer Letter for employment at the Company to Wissam Jabre, dated January 9, 2025.	10-Q	000-27130	10.1	February 27, 2025

10.28	Offer Letter for employment at the Company to Syam Nair, dated June 18, 2025.	10-Q	000-27130	10.3	August 27, 2025

19.1	Insider Trading Policies and Procedures of the Company.	—	—	—	—	X

21.1	Subsidiaries of the Company.	—	—	—	—	X

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	—	X

24.1	Power of Attorney (see signature page).	—	—	—	—	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

97.1	Compensation Recovery Policy of the Company.	10-K	000-27130	97.1	June 10, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Date: June 5, 2026

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

Signature	Title	Date

/s/ GEORGE KURIAN	Chief Executive Officer and Director (Principal Executive Officer and Principal Operating Officer)	June 5, 2026
George Kurian

/s/ WISSAM JABRE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 5, 2026
Wissam Jabre

/s/ DANIEL DE LORENZO	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 5, 2026
Daniel De Lorenzo

/s/ T. MICHAEL NEVENS	Chairman of the Board	June 5, 2026
T. Michael Nevens

/s/ DEEPAK AHUJA	Director	June 5, 2026
Deepak Ahuja

/s/ PAUL FIPPS	Director	June 5, 2026
Paul Fipps

/s/ ANDERS GUSTAFSSON	Director	June 5, 2026
Anders Gustafsson

/s/ GERALD HELD	Director	June 5, 2026
Gerald Held

/s/ DEBORAH KERR	Director	June 5, 2026
Deborah Kerr

/s/ CARRIE PALIN	Director	June 5, 2026
Carrie Palin

/s/ FRANK PELZER	Director	June 5, 2026
Frank Pelzer

/s/ JUNE YANG	Director	June 5, 2026
June Yang