Form 10-Q
period 2026-07-31
NetApp, Inc.
filed 2026-09-02
CIK 1002047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

As of August 28, 2026, there were 196,419,005 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NETAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

(Unaudited)

	July 31, 2026	April 24, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,573	$2,070
Short-term investments	2,003	1,514
Accounts receivable	966	1,286
Inventories	375	198
Other current assets	755	708
Total current assets	5,672	5,776
Property and equipment, net	663	592
Goodwill	2,916	2,772
Purchased intangible assets, net	38	22
Other non-current assets	1,666	1,582
Total assets	$10,955	$10,744

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$566	$550
Accrued expenses	1,200	1,151
Current portion of long-term debt	550	—
Short-term deferred revenue	2,252	2,320
Total current liabilities	4,568	4,021
Long-term debt	1,938	2,487
Other long-term liabilities	360	360
Long-term deferred revenue	2,594	2,525
Total liabilities	9,460	9,393

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock and additional paid-in capital, $0.001 par value, 885 shares authorized; 196 shares issued and outstanding as of July 31, 2026 and April 24, 2026	1,281	1,209
Retained earnings	235	153
Accumulated other comprehensive loss	(21)	(11)
Total stockholders' equity	1,495	1,351
Total liabilities and stockholders' equity	$10,955	$10,744

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	July 31, 2026	July 25, 2025
Revenues:
Product	$987	$654
Services	1,038	905
Net revenues	2,025	1,559
Cost of revenues:
Cost of product	450	302
Cost of services	156	159
Total cost of revenues	606	461
Gross profit	1,419	1,098
Operating expenses:
Sales and marketing	507	461
Research and development	274	242
General and administrative	98	84
Restructuring charges	56	2
Total operating expenses	935	789
Income from operations	484	309
Other expense, net	—	(5)
Income before income taxes	484	304
Provision for income taxes	109	71
Net income	$375	$233
Net income per share:
Basic	$1.91	$1.16
Diluted	$1.88	$1.15
Shares used in net income per share calculations:
Basic	196	201
Diluted	200	203

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	July 31, 2026	July 25, 2025
Net income	$375	$233
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10)	26
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	—	(1)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	1	(1)
Reclassification adjustments for (gains) losses included in net income	(1)	2
Other comprehensive (loss) income	(10)	26
Comprehensive income	$365	$259

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	July 31, 2026	July 25, 2025
Cash flows from operating activities:
Net income	$375	$233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	51
Non-cash operating lease cost	11	11
Stock-based compensation	98	83
Deferred income taxes	(5)	9
Other items, net	(15)	46
Changes in assets and liabilities:
Accounts receivable	317	466
Inventories	(176)	54
Other operating assets	(114)	110
Accounts payable	19	(107)
Accrued expenses	(75)	(240)
Deferred revenue	32	(48)
Other operating liabilities	3	5
Net cash provided by operating activities	503	673
Cash flows from investing activities:
Purchases of investments	(1,603)	(741)
Maturities, sales and collections of investments	1,109	598
Purchases of property and equipment	(102)	(53)
Acquisition of business, net of cash acquired	(78)	—
Other investing activities, net	—	15
Net cash used in investing activities	(674)	(181)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock award plans	57	54
Payments for taxes related to net share settlement of stock awards	(74)	(57)
Repurchase of common stock	(200)	(300)
Repayments and extinguishment of debt	—	(750)
Dividends paid	(102)	(104)
Net cash used in financing activities	(319)	(1,157)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	7
Net change in cash, cash equivalents and restricted cash	(496)	(658)
Cash, cash equivalents and restricted cash:
Beginning of period	2,075	2,749
End of period	$1,579	$2,091

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended July 31, 2026
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 24, 2026	196	$1,209	$153	$(11)	$1,351
Net income	—	—	375	—	375
Other comprehensive loss	—	—	—	(10)	(10)
Issuance of common stock under employee stock award plans, net of taxes	2	(17)	—	—	(17)
Repurchase of common stock	(2)	(9)	(191)	—	(200)
Stock-based compensation	—	98	—	—	98
Cash dividends declared ($0.52 per common share)	—	—	(102)	—	(102)
Balances, July 31, 2026	196	$1,281	$235	$(21)	$1,495

	Three Months Ended July 25, 2025
				Accumulated
	Common Stock and			Other
	Additional Paid-in Capital		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balances, April 25, 2025	201	$1,106	$—	$(66)	$1,040
Net income	—	—	233	—	233
Other comprehensive income	—	—	—	26	26
Issuance of common stock under employee stock award plans, net of taxes	2	(3)	—	—	(3)
Repurchase of common stock	(3)	(67)	(233)	—	(300)
Stock-based compensation	—	83	—	—	83
Cash dividends declared ($0.52 per common share)	—	(104)	—	—	(104)
Balances, July 25, 2025	200	$1,015	$—	$(40)	$975

See accompanying notes to condensed consolidated financial statements.

NETAPP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

NetApp, Inc. (NetApp, we, us, our, or the Company) empowers organizations to realize the full potential of their data in a rapidly evolving digital world. NetApp delivers innovative solutions that enable seamless data management, protection, and mobility across on-premises, hybrid, and multi-cloud environments.

Basis of Presentation and Preparation

Our fiscal year is reported on a 52- or 53-week year ending on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal 2027, ending on April 30, 2027, is a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter. Fiscal 2026, which ended on April 24, 2026, was a 52-week year, with 13 weeks in each quarter.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, comprehensive income, cash flows and stockholders’ equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended April 24, 2026 contained in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2026 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, reserves and allowances; inventory valuation; valuation of goodwill and intangibles; restructuring reserves; employee benefit accruals; stock-based compensation; loss contingencies; investment impairments; income taxes and fair value measurements. Actual results could differ materially from those estimates, the anticipated effects of which have been incorporated, as applicable, into management's estimates as of July 31, 2026.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements can be applied on a prospective or retrospective basis. We are currently evaluating the effect of this pronouncement on our disclosures.

3. Business Combination

DataPelago, Inc. Acquisition

On July 16, 2026, we acquired all the outstanding shares of DataPelago, Inc., (DataPelago), a privately-held company, for $193 million, of which $87 million was paid in cash at closing. The remaining $106 million represents contingent consideration, which we recognized in accrued expenses in our condensed consolidated balance sheet, and which will be paid if certain criteria as defined in the merger agreement are achieved. DataPelago is an AI data infrastructure company recognized for its innovative approach to eliminate data processing bottlenecks for AI and analytics workloads.

The preliminary acquisition-date values of the assets acquired and liabilities assumed are as follows (in millions):

Amount
Cash	$9
Developed technology	22
Goodwill	151
Other assets	16
Total assets acquired	198
Liabilities assumed	(5)
Total purchase price	$193

The acquired net assets of DataPelago were recorded at their estimated values, which we determined with the assistance of valuations performed by third party specialists. The acquisition resulted in the recognition of a developed technology intangible asset with an estimated useful life of five years. We expect to realize revenue synergies and anticipate future opportunities for growth through the ability to leverage additional future products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated value of the identifiable net assets acquired, and as a result, we have recorded goodwill in connection with the acquisition. This goodwill has been allocated between our Hybrid Cloud and Public Cloud reporting units, and it is not deductible for income tax purposes.

The purchase price allocation is preliminary and subject to revision as additional information about the fair value of acquired assets and liabilities assumed becomes available during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Similarly, the allocation of goodwill among our reporting units is subject to revision.

The results of operations related to the acquisition of DataPelago have been included in our condensed consolidated statements of income from the acquisition date. Pro forma results of operations have not been presented because the impact from the acquisition was not material to our consolidated results of operations.

4. Goodwill and Purchased Intangible Assets, Net

Goodwill activity by reportable segment is summarized as follows (in millions):

	Hybrid Cloud	Public Cloud	Total
Balance as of April 24, 2026	$1,714	$1,058	$2,772
Additions	125	26	151
Impact of foreign currency translation	—	(7)	(7)
Balance as of July 31, 2026	$1,839	$1,077	$2,916

Purchased intangible assets, net are summarized below (in millions):

	July 31, 2026			April 24, 2026
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Assets	Amortization	Assets	Assets	Amortization	Assets
Developed technology	$77	$(47)	$30	$55	$(44)	$11
Customer contracts/relationships	50	(42)	8	50	(39)	11
Other purchased intangibles	—	—	—	2	(2)	—
Total purchased intangible assets	$127	$(89)	$38	$107	$(85)	$22

5. Supplemental Financial Information

Cash and cash equivalents (in millions):

The following table presents cash and cash equivalents as reported in our condensed consolidated balance sheets, as well as the sum of cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows:

	July 31, 2026	April 24, 2026
Cash and cash equivalents	$1,573	$2,070
Restricted cash	6	5
Cash, cash equivalents and restricted cash	$1,579	$2,075

Inventories (in millions):

	July 31, 2026	April 24, 2026
Purchased components	$120	$14
Finished goods	255	184
Inventories	$375	$198

Property and equipment, net (in millions):

	July 31, 2026	April 24, 2026
Property and equipment, at cost	2,068	1,986
Accumulated depreciation and amortization	(1,405)	(1,394)
Property and equipment, net	$663	$592

Accrued expenses (in millions):

	July 31, 2026	April 24, 2026
Accrued compensation and benefits	$390	$543
Income tax payable	27	29
Operating lease liabilities	46	42
Other current liabilities	737	537
Accrued expenses	$1,200	$1,151

Deferred revenue:

Deferred revenue represents unrecognized revenue related to undelivered product commitments and other product deliveries that have not met all revenue recognition criteria, as well as customer payments made in advance for services, which include software and hardware support contracts, certain public cloud services and other services.

During the three months ended July 31, 2026 and July 25, 2025, we recognized revenue of $743 million and $714 million, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.

Remaining performance obligations

As of July 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $5.6 billion. Because customer orders are typically placed on an as-needed basis, and cancellable without penalty prior to shipment, orders in backlog may not be a meaningful indicator of future revenue and have not been included in this amount. We expect to recognize as revenue 44% of our remaining performance obligations in the next 12 months and the remainder thereafter.

Statements of cash flows additional information (in millions):

Non-cash investing activities and other supplemental cash flow information are presented below:

	Three Months Ended
	July 31, 2026	July 25, 2025
Non-cash Investing Activities:
Liabilities incurred to former owners of acquired business	$106	$—
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$29	$11
Interest paid	$16	$23

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

Investments

The following is a summary of our investments at their cost or amortized cost as of July 31, 2026 and April 24, 2026 (in millions):

	July 31, 2026	April 24, 2026
U.S. Treasury and government debt securities	$2,103	$2,112
Money market funds	651	808
Certificates of deposit	137	86
Mutual funds	52	49
Total debt and equity securities	$2,943	$3,055

The fair value of our investments approximates their cost or amortized cost for both periods presented. Investments in mutual funds relate to the non-qualified deferred compensation plan offered to certain employees.

As of July 31, 2026, all our debt investments are due to mature in one year or less.

Fair Value of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value (in millions):

	July 31, 2026
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$685	$685	$—	$—
Money market funds	651	651	—	—
Certificates of deposit	137	—	137	—
U.S. Treasury and government debt securities	100	100	—	—
Total cash and cash equivalents	1,573	1,436	137	—
Short-term investments:
U.S. Treasury and government debt securities	2,003	2,003	—	—
Total short-term investments	2,003	2,003	—	—
Total cash, cash equivalents and short-term investments	$3,576	$3,439	$137	$—
Other items:
Mutual funds (1)	$10	$10	$—	$—
Mutual funds (2)	$42	$42	$—	$—
Foreign currency exchange contracts assets (1)	$14	$—	$14	$—
Contingent consideration liability (3)	$(106)	$—	$—	$(106)

	April 24, 2026
		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash	$578	$578	$—
Money market funds	808	808	—
Certificates of deposit	86	—	86
U.S. Treasury and government debt securities	598	598	—
Total cash and cash equivalents	2,070	1,984	86
Short-term investments:
U.S. Treasury and government debt securities	1,514	1,514	—
Total short-term investments	1,514	1,514	—
Total cash, cash equivalents and short-term investments	$3,584	$3,498	$86
Other items:
Mutual funds (1)	$9	$9	$—
Mutual funds (2)	$40	$40	$—
Foreign currency exchange contracts assets (1)	$10	$—	$10
Foreign currency exchange contracts liabilities (3)	$(1)	$—	$(1)

(1)
Reported as other current assets in the condensed consolidated balance sheets
(2)
Reported as other non-current assets in the condensed consolidated balance sheets
(3)
Reported as accrued expenses in the condensed consolidated balance sheets

Our contingent consideration liability is related to the acquisition of DataPelago and was valued using a probability-weighted discounted cash flow model. See Note 3 – Business Combination for further details of the acquisition and contingent consideration.

Fair Value of Debt

As of July 31, 2026 and April 24, 2026, the fair value of our long-term debt, including the current portion, was $2,443 million and $2,468 million, respectively. These fair values of our long-term debt were based on observable market prices in a less active market.

7. Financing Arrangements

Long-Term Debt

The following table summarizes information relating to our long-term debt, which we collectively refer to as our Senior Notes (in millions, except interest rates):

	Effective Interest Rate	July 31, 2026	April 24, 2026
2.375% Senior Notes Due June 2027	2.51%	550	550
2.70% Senior Notes Due June 2030	2.81%	700	700
5.50% Senior Notes Due March 2032	5.71%	625	625
5.70% Senior Notes Due March 2035	5.90%	625	625
Total principal amount		2,500	2,500
Unamortized discount and issuance costs		(12)	(13)
Total senior notes		2,488	2,487
Less: Current portion of long-term debt		(550)	—
Total long-term debt		$1,938	$2,487

Senior Notes

Our Senior Notes, which are unsecured, unsubordinated obligations, rank equally in right of payment with any existing and future senior unsecured indebtedness. Interest on our Senior Notes is payable semi-annually.

We may redeem the Senior Notes in whole or in part, at any time at our option at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The Senior Notes also include covenants that limit our ability to incur debt secured by liens on assets or on shares of stock or indebtedness of our subsidiaries; to engage in certain sale and lease-back transactions; and to consolidate, merge or sell all or substantially all of our assets. As of July 31, 2026, we were in compliance with all covenants associated with the Senior Notes.

Credit Facility and Commercial Paper Program

We have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in March 2025, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on March 5, 2030, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of July 31, 2026, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

We also have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program, as amended in July 2017, may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. There were no commercial paper notes outstanding as of July 31, 2026 or April 24, 2026.

8. Stockholders’ Equity

Equity Awards

We granted 3 million restricted stock units (RSUs), including performance-based RSUs (PBRSUs), with a weighted average grant date fair value of $153.44 per share during the three months ended July 31, 2026. As of July 31, 2026, total unrecognized compensation expense related to our equity awards was $918 million, which is expected to be recognized on a straight-line basis over a weighted-average remaining service period of 2.4 years.

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

The following table summarizes activity related to the stock repurchase program for the three months ended July 31, 2026 (in millions, except for per share amounts):

Number of shares repurchased	1.5
Average price per share	$133.32
Stock repurchases allocated to additional paid-in capital	$9
Stock repurchases allocated to retained earnings	$191
Remaining authorization at end of period	$1,302

On May 21, 2026, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock.

Dividends

The following is a summary of our activities related to dividends on our common stock (in millions, except per share amounts):

	Three Months Ended
	July 31, 2026	July 25, 2025
Dividends per share declared	$0.52	$0.52
Dividend payments allocated to additional paid-in capital	$—	$104
Dividend payments allocated to retained earnings	$102	$—

On August 27, 2026, we declared a cash dividend of $0.52 per share of common stock, payable on October 28, 2026 to shareholders of record as of the close of business on October 9, 2026. The timing and amount of future dividends will depend on market conditions, corporate business and financial considerations and regulatory requirements. All dividends declared have been determined by the Company to be legally authorized under the laws of the state in which we are incorporated.

9. Derivatives and Hedging Activities

We use derivative instruments to manage exposures to foreign currency risk. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The maximum length of time over which forecasted foreign currency denominated revenues are hedged is 12 months. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet their obligations under the terms of our agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. We also have in place master netting arrangements to mitigate the credit risk of our counterparties and to potentially reduce our losses due to counterparty nonperformance. We present our derivative instruments as net amounts in our condensed consolidated balance sheets. The gross and net fair value amounts of such instruments were not material as of July 31, 2026 or April 24, 2026. All contracts have a maturity of less than 12 months.

The notional amount of our outstanding U.S. dollar equivalent foreign currency exchange forward contracts consisted of the following (in millions):

	July 31, 2026	April 24, 2026
Cash Flow Hedges
Forward contracts purchased	$133	$75
Balance Sheet Contracts
Forward contracts sold	$1,295	$995
Forward contracts purchased	$43	$13

The effect of cash flow hedges recognized in net revenues is presented in the condensed consolidated statements of comprehensive income.

The effect of derivative instruments not designated as hedging instruments recognized in other expense, net on our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended
	July 31, 2026	July 25, 2025
	Gain (Loss) Recognized into Income
Foreign currency exchange contracts	$(24)	$18

10. Restructuring Charges

In the first three months of fiscal 2027, management approved a restructuring plan to redirect resources to the highest return activities and reduce costs. Charges related to the plan consisted primarily of employee severance-related costs. The activities under the plan are expected to be substantially complete by the end of fiscal 2027.

Activities related to our restructuring plans are summarized as follows (in millions):

	Three Months Ended
	July 31, 2026	July 25, 2025
Balance at beginning of period	$6	$51
Net charges	56	2
Cash payments	(22)	(37)
Balance at end of period	$40	$16

Liabilities for our restructuring activities are included in accrued expenses in our condensed consolidated balance sheets.

11. Income Taxes

Our effective tax rates for the periods presented were as follows:

	Three Months Ended
	July 31, 2026	July 25, 2025
Effective tax rates	22.5%	23.4%

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate which is offset by non-deductible stock-based compensation and state taxes. Our effective tax rate for the three months ended July 31, 2026 includes an increase in discrete tax benefits related to stock-based compensation compared to the corresponding period of the prior year.

On July 4, 2025, the reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (OBBB), was signed into law in the United States. The OBBB contains several changes to corporate taxation including the extension of key provisions of the 2017 Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in our fiscal 2026 and others phased in through our fiscal 2027. The OBBB did not have a material impact to our income tax provision for the three months ended July 31, 2026.

The Organisation for Economic Co-operation and Development (“OECD”) introduced an international tax framework under Pillar Two that provides for a global minimum tax of 15% for large multinational companies. We are currently subject to Pillar Two rules enacted in certain foreign jurisdictions in which we operate. As of July 31, 2026, Pillar Two taxes did not have a significant impact on our financial statements, particularly due to the safe harbor relief during the transition period. On January 5, 2026, the OECD issued administrative guidance outlining a framework under which U.S.-parented groups may be excluded from the application of Pillar Two rules through a “side-by-side arrangement.” Each member jurisdiction will need to adopt this guidance into local law, and the timing and manner of adoption may vary. We will continue to monitor U.S. and international legislative developments, including further announcements on the side-by-side arrangement, to assess any potential impacts to our financial statements.

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

12. Net Income per Share

The following is a calculation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	July 31, 2026	July 25, 2025
Numerator:
Net income	$375	$233
Denominator:
Shares used in basic computation	196	201
Dilutive impact of employee equity award plans	4	2
Shares used in diluted computation	200	203
Net Income per Share:
Basic	$1.91	$1.16
Diluted	$1.88	$1.15

The following table presents the number of potential shares of common stock from outstanding employee equity awards that have been excluded from the computation of diluted net income per share, as their inclusion would have had an anti-dilutive effect, for the periods presented (in millions):

	Three Months Ended
	July 31, 2026	July 25, 2025
Employee equity award plans	1	—

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

Segment Revenues and Gross Profit

Financial information by segment is as follows (in millions):

	Three Months Ended July 31, 2026
	Hybrid Cloud	Public Cloud	Total
Product revenues	$987	$—	$987
Support revenues	720	—	720
Professional and other services revenues	112	—	112
Public cloud revenues	—	206	206
Net revenues	1,819	206	2,025
Cost of product revenues	448	—	448
Cost of support revenues	49	—	49
Cost of professional and other services revenues	71	—	71
Cost of public cloud revenues	—	28	28
Segment cost of revenues	568	28	596
Segment gross profit	$1,251	$178	$1,429
Unallocated cost of revenues[1]			(10)
Operating expenses			(935)
Other expense, net			—
Income before income taxes			$484
[1] Unallocated cost of revenues are composed of $7 million of stock-based compensation expense and $3 million of amortization of intangible assets.

	Three Months Ended July 25, 2025
	Hybrid Cloud	Public Cloud	Total
Product revenues	$654	$—	$654
Support revenues	647	—	647
Professional and other services revenues	97	—	97
Public cloud revenues	—	161	161
Net revenues	1,398	161	1,559
Cost of product revenues	301	—	301
Cost of support revenues	50	—	50
Cost of professional and other services revenues	68	—	68
Cost of public cloud revenues	—	32	32
Segment cost of revenues	419	32	451
Segment gross profit	$979	$129	$1,108
Unallocated cost of revenues[1]			(10)
Operating expenses			(789)
Other expense, net			(5)
Income before income taxes			$304
[1] Unallocated cost of revenues are composed of $7 million of stock-based compensation expense and $3 million of amortization of intangible assets.

Hybrid Cloud Segment Net Revenues by Storage Category are as follows (in millions):

	Three Months Ended
	July 31, 2026	July 25, 2025
All-flash revenues	$1,309	$893
Hybrid-flash and other revenues	510	505
Hybrid Cloud segment net revenues	$1,819	$1,398

Geographical Revenues

Revenues summarized by geographic region are as follows (in millions):

	Three Months Ended
	July 31, 2026	July 25, 2025
United States, Canada and Latin America (Americas)	$978	$791
Europe, Middle East and Africa (EMEA)	668	503
Asia Pacific (APAC)	379	265
Net revenues	$2,025	$1,559

Americas revenues consist of sales to Americas commercial and U.S. public sector markets. Sales to customers inside the U.S. were $930 million and $746 million during the three months ended July 31, 2026 and July 25, 2025, respectively.

Significant Customers

Two customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended
	July 31, 2026	July 25, 2025
Customer A	20%	23%
Customer B	21%	21%

One customer, which is a distributor, accounted for 10% or more of accounts receivable:

	July 31, 2026	April 24, 2026
Customer B	18%	18%

14. Commitments and Contingencies

Purchase Orders and Other Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable, and unconditional commitments. As of July 31, 2026, we had $1.9 billion in non-cancelable purchase commitments for inventory.

In addition to inventory commitments with contract manufacturers and component suppliers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. As of July 31, 2026, we had $0.4 billion in other purchase obligations.

Of the total $2.3 billion in purchase commitments, $2.1 billion is due in the next twelve months, with the remainder due thereafter.

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

Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include significant monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, cash flows and overall trends. No material accrual has been recorded as of July 31, 2026 related to such matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the actual results of NetApp, Inc. ("NetApp," “we,” “us,” "our," or the “Company”) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended April 24, 2026 ("2026 Annual Report on Form 10-K"), including under the heading “Risk Factors” and discussed in this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our consolidated financial statements as of and for the fiscal year ended April 24, 2026, and the notes thereto, contained in our 2026 Annual Report on Form 10-K, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our flagship ONTAP® data management software, together with a comprehensive portfolio of all-flash, hybrid-flash, and cloud-native offerings, forms the foundation for customers’ digital transformation initiatives. NetApp’s deep integration with all major public cloud providers—Amazon Web Services (AWS), Microsoft Azure, and Google Cloud—enables our customers to run critical workloads anywhere, with consistent performance, security, and governance.

NetApp's strategic focus is on modernizing data infrastructure, enabling resilient and secure operations, optimizing cloud strategies, and accelerating artificial intelligence (AI) adoption. Our portfolio includes advanced AI-ready infrastructure, Storage-as-a-Service (Keystone), and robust cyber resilience solutions, and we continue to invest in innovation. Our partnerships with leading technology companies and a global ecosystem of channel partners further extend our reach and solution capabilities.

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

Global Business Environment

Supply Chain

Inflationary pressures and global supply chain constraints continued to impact our operations during the first quarter of fiscal 2027. We have experienced increased costs for memory and other components, which have affected our gross margins, and we expect costs will remain elevated, or continue to increase, in the near term. Additionally, the tight supply environment for specific products, which is anticipated to persist, could pose challenges in meeting customer demand for those products.

To address these challenges, we have implemented several strategic actions:

•
We raised our pricing in the fourth quarter of fiscal 2026 and at the beginning of the second quarter of fiscal 2027, in line with market trends. We expect to continue adjusting prices as necessary to offset rising costs and remain aligned with the market. While we aim to match supplier costs with our pricing to customers, we recognize the need to give customers time to adjust to these changes.
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

Stock Repurchase Program and Dividend Activity

During the first three months of fiscal 2027, we repurchased 1.5 million shares of our common stock at an average price of $133.32 per share, for an aggregate purchase price of $200 million. We also declared aggregate cash dividends of $0.52 per share in that period, for which we paid $102 million.

Acquisition

On July 16, 2026, we acquired all the outstanding shares of DataPelago, Inc., a privately-held company recognized for its innovative approach to eliminate data processing bottlenecks for AI and analytics workloads, for $193 million. Of this amount, $87 million was paid in cash at closing, and the remainder will be paid in a future period if certain criteria as defined in the merger agreement are achieved.

Restructuring Event

In the first quarter of fiscal 2027, we executed a restructuring plan to redirect resources to highest return activities and reduce costs. Aggregate restructuring charges recorded during the first quarter of fiscal 2027 totaled $56 million.

Results of Operations

Our fiscal year is reported on a 52- or 53-week year that ends on the last Friday in April. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal months with calendar months. Fiscal 2027, ending on April 30, 2027, is a 53-week year, with 14 weeks included in its first quarter and 13 weeks in each subsequent quarter. Fiscal 2026, which ended on April 24, 2026, was a 52-week year, with 13 weeks in each quarter. Unless otherwise stated, references to particular years, quarters, months and periods refer to our fiscal years ended in April and the associated quarters, months and periods of those fiscal years.

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 31, 2026	July 25, 2025
Revenues:
Product	49%	42%
Services	51	58
Net revenues	100	100
Cost of revenues:
Cost of product	22	19
Cost of services	8	10
Gross profit	70	70
Operating expenses:
Sales and marketing	25	30
Research and development	14	16
General and administrative	5	5
Restructuring charges	3	—
Total operating expenses	46	51
Income from operations	24	20
Other expense, net	—	—
Income before income taxes	24	19
Provision for income taxes	5	5
Net income	19%	15%

Percentages may not add due to rounding

Discussion and Analysis of Results of Operations

Net Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2026	July 25, 2025	% Change
Net revenues	$2,025	$1,559	30%

The increase in net revenues for the first quarter of fiscal 2027 compared to the corresponding period of the prior year was driven by higher product revenues and, to a lesser extent, an increase in services revenues. The extra week in the first quarter of fiscal 2027 contributed approximately $65 million of additional services revenues to that period. Product revenues as a percentage of net revenues increased by seven percentage points in the first quarter of fiscal 2027 compared to the corresponding period of fiscal 2026.

Product Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2026	July 25, 2025	% Change
Product revenues	$987	$654	51%

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

Total product revenues increased in the first quarter of fiscal 2027 compared to the corresponding period of the prior year primarily due to higher revenues from sales of all-flash array systems, supported by the price increases we implemented in the fourth quarter of fiscal 2026.

Services Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2026	July 25, 2025	% Change
Services revenues	$1,038	$905	15%
Support	720	647	11%
Professional and other services	112	97	15%
Public cloud	206	161	28%

Hybrid Cloud

Hybrid Cloud services revenues are derived from the sale of: (1) support, which includes both hardware and software support contracts (the latter of which entitle customers to receive unspecified product upgrades and enhancements, bug fixes and patch releases), and (2) professional and other services, which include customer education and training.

Support revenues increased in the first quarter of fiscal 2027 compared to the corresponding period of the prior year, primarily due to an additional week in the current year period, which contributed approximately $50 million of additional revenues and, to a lesser extent, a higher aggregate support contract value for our installed base.

Professional and other services revenues increased in the first quarter of fiscal 2027 compared to the corresponding period of the prior year primarily due to an increase in revenues from our Keystone storage-as-a-service offering.

Public Cloud

Public Cloud revenues are derived from the sale of public cloud offerings delivered primarily as-a-service, which include cloud storage, data services and operational services.

Public Cloud revenues increased in the first quarter of fiscal 2027 compared to the corresponding period of the prior year, due to higher customer demand driven by overall growth in the cloud market, and an additional week in the period, which contributed approximately $15 million of additional revenues.

Hybrid Cloud Segment Net Revenues by Storage Category (in millions, except percentages):

	Three Months Ended
	July 31, 2026	July 25, 2025
Hybrid Cloud segment net revenues	$1,819	$1,398
All-flash revenues as a percentage of Hybrid Cloud segment net revenues	72%	64%
Hybrid-flash and other revenues as a percentage of Hybrid Cloud segment net revenues	28%	36%

Percentages may not add due to rounding

The increases in all-flash revenues (comprised of all-flash product and related service revenues) as a percentage of total Hybrid Cloud segment net revenues in the first quarter of fiscal 2027 compared to the corresponding period of the prior year is primarily due to growing customer demand for our all-flash storage solutions, supported by price increases we implemented in the fourth quarter of fiscal 2026.

Net Revenues by Geographic Area:

	Three Months Ended
	July 31, 2026	July 25, 2025
United States, Canada and Latin America (Americas)	48%	51%
Americas Commercial	37%	40%
U.S. Public Sector	11%	11%
Europe, Middle East and Africa (EMEA)	33%	32%
Asia Pacific (APAC)	19%	17%

Percentages may not add due to rounding

Sales to United States (U.S.) public sector markets includes revenue from the U.S. federal government and U.S. state governments, local municipalities and education institutions. While revenues attributable to all geographies increased on a dollar basis in the first quarter of fiscal 2027 compared to the prior-year period, APAC and EMEA revenues grew at a higher rate than Americas revenues (primarily due to slower Americas Commercial growth), resulting in a minor shift in geographical revenue mix.

Cost of Revenues

Our cost of revenues consists of:

(1) cost of product revenues, composed of (a) cost of Hybrid Cloud product revenues, which includes the costs of manufacturing and shipping our products, inventory write-downs, and warranty costs, and (b) unallocated cost of product revenues, which includes stock-based compensation, and;

(2) cost of services revenues, composed of (a) cost of support revenues, which includes the costs of providing support activities for hardware and software support, global support partnership programs, and third-party royalty costs, (b) cost of professional and other services revenues, constituting the cost of delivering such services which includes depreciation expense, (c) cost of public cloud revenues, constituting the cost of providing our Public Cloud offerings, which includes depreciation and amortization expense and third-party datacenter fees, and (d) unallocated cost of services revenues, which includes stock-based compensation and amortization of intangibles.

Cost of Product Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2026	July 25, 2025	% Change
Cost of product revenues	$450	$302	49%
Hybrid Cloud	448	301	49%
Unallocated	2	1	100%

Hybrid Cloud

Cost of Hybrid Cloud product revenues represented 45% of Hybrid Cloud product revenues for the first quarter of fiscal 2027, compared to 46% for the corresponding period of the prior year. Materials costs represented 94% of cost of Hybrid Cloud product revenues for the first quarter of fiscal 2027, compared to 89% for the corresponding period of the prior year.

Materials costs increased by $152 million in the first quarter of fiscal 2027 compared to the corresponding period of the prior year, primarily reflecting the increase in product revenues and higher component costs.

Hybrid Cloud product gross margins were relatively flat in the first quarter of fiscal 2027 compared to the corresponding period of the prior year primarily reflecting higher selling prices offset by higher component costs.

Unallocated

Unallocated cost of product revenues were relatively flat in the first quarter of fiscal 2027 compared to the corresponding period of the prior year.

Cost of Services Revenues (in millions, except percentages):

	Three Months Ended
	July 31, 2026	July 25, 2025	% Change
Cost of services revenues	$156	$159	(2)%
Support	49	50	(2)%
Professional and other services	71	68	4%
Public cloud	28	32	(13)%
Unallocated	8	9	(11)%

Hybrid Cloud

Cost of Hybrid Cloud services revenues, which are composed of the costs of support and professional and other services remained relatively flat in the first quarter of fiscal 2027 compared to the corresponding period of the prior year. Cost of Hybrid Cloud services revenues represented 14% of Hybrid Cloud services revenues for the first quarter of fiscal 2027, compared to 16% for the corresponding period of the prior year.

Hybrid Cloud support gross margins increased marginally in the first quarter of fiscal 2027 compared to the corresponding period of the prior year. Hybrid Cloud professional and other services gross margins increased by seven percentage points in the first quarter of fiscal 2027 compared to the corresponding period of the prior year primarily due to the mix of services provided.

Public Cloud

Cost of Public Cloud revenues decreased in the first quarter of fiscal 2027 compared to the corresponding period of the prior year. Cost of Public Cloud revenues represented 14% of Public Cloud revenues for the first quarter of fiscal 2027, compared to 20% for the corresponding period of the prior year.

Public Cloud gross margins increased by six percentage points in the first quarter of fiscal 2027 compared to the corresponding period of the prior year. The decrease in cost of Public Cloud revenues and improved gross margins were primarily due to cost optimization that included a decrease in fixed assets depreciation.

Unallocated

Unallocated cost of services revenues were relatively flat in the first quarter of fiscal 2027 compared to the corresponding period of the prior year.

Operating Expenses

Sales and Marketing, Research and Development and General and Administrative Expenses

Sales and marketing, research and development, and general and administrative expenses for the first quarter of fiscal 2027 totaled $879 million, or 43% of net revenues, reflecting a decrease of seven percentage points, compared to the corresponding period of the prior year, primarily due to the increase in net revenues.

Compensation costs represent the largest component of operating expenses. Included in compensation costs are salaries, benefits, other compensation-related costs, stock-based compensation expense and employee incentive compensation plan costs.

Total compensation costs included in sales and marketing, research and development and general and administrative expenses increased by $75 million, or 15%, in the first quarter of fiscal 2027 compared to the corresponding period of the prior year, primarily attributable to higher incentive compensation expense and the impact of one additional week in the first quarter of fiscal 2027.

The extra week in the first quarter of fiscal 2027 contributed approximately $22 million of additional sales and marketing, research and development and general administrative expenses in that period.

Sales and Marketing (in millions, except percentages):

	Three Months Ended
	July 31, 2026	July 25, 2025	% Change
Sales and marketing expenses	$507	$461	10%

Sales and marketing expenses consist primarily of compensation costs, commissions, outside services, facilities and IT support costs, advertising and marketing promotional expense and travel and entertainment expense.

The increase in sales and marketing expenses in the first quarter of fiscal 2027 compared to the corresponding period of the prior year was primarily due to higher compensation costs. This increase in compensation costs was primarily driven by higher incentive compensation expense and the impact of the extra week in the first quarter of fiscal 2027.

Research and Development (in millions, except percentages):

	Three Months Ended
	July 31, 2026	July 25, 2025	% Change
Research and development expenses	$274	$242	13%

Research and development expenses consist primarily of compensation costs, facilities and IT support costs, depreciation, equipment and software related costs, prototypes, non-recurring engineering charges and other outside services costs.

Research and development expenses increased in the first quarter of fiscal 2027 compared to the corresponding period of the prior year, primarily due to higher compensation costs. This increase in compensation costs was primarily driven by higher incentive compensation expense and the impact of the extra week in the first quarter of fiscal 2027.

General and Administrative (in millions, except percentages):

	Three Months Ended
	July 31, 2026	July 25, 2025	% Change
General and administrative expenses	$98	$84	17%

General and administrative expenses consist primarily of compensation costs, professional and corporate legal fees, outside services and facilities and IT support costs.

General and administrative expenses increased in the first quarter of fiscal 2027 compared to the corresponding period of the prior year, primarily due to higher compensation costs. This increase in compensation costs was primarily driven by higher incentive compensation expense and the impact of the extra week in the first quarter of fiscal 2027.

Restructuring Charges (in millions, except percentages):

	Three Months Ended
	July 31, 2026	July 25, 2025	% Change
Restructuring charges	$56	$2	NM

NM – Not Meaningful

In the first three months of fiscal 2027, management approved a restructuring plan to redirect resources to the highest return activities and reduce costs. Charges related to the plan consisted primarily of employee severance-related costs. The activities under this plan are expected to be substantially complete by the end of fiscal 2027.

Other Expense, Net (in millions, except percentages)

The components of other expense, net were as follows:

	Three Months Ended
	July 31, 2026	July 25, 2025	% Change
Interest income	$33	$36	(8)%
Interest expense	(29)	(29)	—%
Other, net	(4)	(12)	NM
Total	$—	$(5)	NM

NM – Not Meaningful

Interest income decreased in the first quarter of fiscal 2027 compared to the corresponding period of the prior year, primarily due to lower average cash and investment balances.

The difference in Other, net in the first quarter of fiscal 2027 compared to the corresponding period of the prior year is primarily due to fluctuations in foreign exchange gains and losses year-over-year.

Provision for Income Taxes (in millions, except percentages):

	Three Months Ended
	July 31, 2026	July 25, 2025	% Change
Provision for income taxes	$109	$71	54%
Effective tax rate	22.5%	23.4%	NM

NM – Not Meaningful

Our effective tax rate reflects the impact of a significant amount of earnings being taxed in foreign jurisdictions at rates below the United States (U.S.) statutory rate which is offset by non-deductible stock-based compensation and state taxes. Our effective tax rate for the three months ended July 31, 2026 includes an increase in discrete tax benefits related to stock-based compensation compared to the corresponding period of the prior year.

Liquidity, Capital Resources and Cash Requirements

(In millions)	July 31, 2026	April 24, 2026
Cash, cash equivalents and short-term investments	$3,576	$3,584
Principal amount of debt	$2,500	$2,500

The following is a summary of our cash flow activities:

	Three Months Ended
(In millions)	July 31, 2026	July 25, 2025
Net cash provided by operating activities	$503	$673
Net cash used in investing activities	(674)	(181)
Net cash used in financing activities	(319)	(1,157)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	7
Net change in cash, cash equivalents and restricted cash	$(496)	$(658)

Cash Flows

As of July 31, 2026, our cash, cash equivalents and short-term investments were $3.6 billion, relatively flat compared to April 24, 2026. During the first quarter of fiscal 2027, we used $200 million for the repurchase of our common stock, $102 million for the payment of dividends, $102 million for purchases of property and equipment, and $78 million, net of cash acquired, for the acquisition of DataPelago Inc., partially offset by $503 million provided by operating activities. Our working capital was $1.1 billion as of July 31, 2026, a decrease of $651 million compared to April 24, 2026, primarily due to the reclassification of $550 million principal amount of our 2.375% Senior Notes due in June 2027 from long-term to current liabilities in the first quarter of fiscal 2027.

Cash Flows from Operating Activities

During the first three months of fiscal 2027, cash provided by operating activities reflected net income of $375 million which was increased for non-cash depreciation and amortization expense of $33 million and non-cash stock-based compensation expense of $98 million. During the first three months of fiscal 2026, cash provided by operating activities reflected net income of $233 million which was increased for non-cash depreciation and amortization expense of $51 million and non-cash stock-based compensation expense of $83 million.

Significant changes in assets and liabilities in the first three months of fiscal 2027 included the following:

•
Accounts receivable decreased by $317 million, primarily reflecting more favorable invoicing linearity in the first quarter of fiscal 2027 compared to the fourth quarter of fiscal 2026.
•
Inventories increased by $176 million, primarily due to higher strategic purchases of components and an increase in finished goods to fulfill customer demand.

We expect that cash provided by operating activities may materially fluctuate in future periods due to a number of factors, including fluctuations in our operating results, shipping linearity, accounts receivable collections performance, inventory and supply chain management, vendor payment initiatives, and the timing and amount of compensation, income taxes and other payments.

Cash Flows from Investing Activities

During the first three months of fiscal 2027, we used $494 million for purchases of investments, net of maturities and sales, and paid $102 million for capital expenditures, as compared to the same period of fiscal 2026, in which we used $143 million for purchases of investments, net of maturities and sales, and paid $53 million for capital expenditures. Additionally, during the first three months of fiscal 2027, we paid $78 million, net of cash acquired, for the acquisition of DataPelago, Inc.

Cash Flows from Financing Activities

During the first three months of fiscal 2027, we used $200 million for the repurchase of 1.5 million shares of common stock, and $102 million for the payment of dividends. During the first three months of fiscal 2026, we used $750 million for the principal repayment upon maturity of our 1.875% Senior Notes due in June 2025, $300 million for the repurchase of 3.0 million shares of common stock and $104 million for the payment of dividends.

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

Liquidity

Our principal sources of liquidity as of July 31, 2026 consisted of cash, cash equivalents and short-term investments, cash we expect to generate from operations, and our credit facility and commercial paper program.

Cash, cash equivalents and short-term investments consisted of the following (in millions):

	July 31, 2026	April 24, 2026
Cash and cash equivalents	$1,573	$2,070
Short-term investments	2,003	1,514
Total	$3,576	$3,584

As of July 31, 2026 and April 24, 2026, $2.5 billion and $2.3 billion, respectively, of cash, cash equivalents and short-term investments were held by various foreign subsidiaries and were generally based in U.S. dollar-denominated holdings, while $1.1 billion and $1.3 billion, respectively, were available in the U.S.

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

The principal objectives of our investment policy are the preservation of principal and maintenance of liquidity. We attempt to mitigate default risk by investing in high-quality investment grade securities, limiting the time to maturity and monitoring the counterparties and underlying obligors closely. We believe our cash equivalents and short-term investments are liquid and accessible. We are not aware of any significant deterioration in the fair value of our cash equivalents or investments from the values reported as of July 31, 2026.

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

Senior Notes

The following table summarizes the principal amount of our Senior Notes as of July 31, 2026 (in millions):

Amount
2.375% Senior Notes Due June 2027	$550
2.70% Senior Notes Due June 2030	700
5.50% Senior Notes Due March 2032	625
5.70% Senior Notes Due March 2035	625
Total	$2,500

Interest on the Senior Notes is payable semi-annually. For further information on the underlying terms, see Note 7 – Financing Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Credit Facility and Commercial Paper Program

We have a senior unsecured credit agreement with a syndicated group of lenders. The credit agreement, which was amended in March 2025, provides for a $1.0 billion revolving unsecured credit facility, with a sublimit of $50 million available for the issuance of letters of credit on our behalf. The credit facility matures on March 5, 2030, with an option for us to extend the maturity date for two additional 1-year periods, subject to certain conditions. The proceeds of the loans may be used by us for general corporate purposes and as liquidity support for our existing commercial paper program. As of July 31, 2026, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

We also have a commercial paper program (the “Program”), under which we may issue unsecured commercial paper notes. Amounts available under the Program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the Program at any time not to exceed $1.0 billion. The maturities of the notes can vary, but may not exceed 397 days from the date of issue. The notes are sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The proceeds from the issuance of the notes are used for general corporate purposes. No commercial paper notes were outstanding as of July 31, 2026.

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

Dividends and Stock Repurchase Program

On August 27, 2026, we declared a cash dividend of $0.52 per share of common stock, payable on October 28, 2026, to shareholders of record as of the close of business on October 9, 2026.

Under our common stock repurchase program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. On May 21, 2026, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock under our stock repurchase program. As of July 31, 2026, the remaining authorized amount for stock repurchases under this program was $1.3 billion.

Purchase Commitments

In the ordinary course of business, we make commitments to third-party contract manufacturers and component suppliers to manage manufacturer lead times and meet product forecasts, and to other parties, to purchase various key components used in the manufacture of our products. In addition, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not yet received goods or services. These off-balance sheet purchase commitments totaled $2.3 billion as of July 31, 2026, of which $2.1 billion is due in the next twelve months, with the remainder due thereafter.

Legal Contingencies

We are subject to various legal proceedings and claims which arise in the normal course of business. See further details on such matters in Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as described in our 2026 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk exposures for the three months ended July 31, 2026, as compared to those discussed in our Annual Report on Form 10-K for the year ended April 24, 2026.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2026, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2027 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Note 14 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A. Risk Factors.

Our future business, operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our 2026 Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations), there have been no material changes to the Company’s risk factors since our 2026 Annual Report on Form 10-K.

Risks Related to Our Operations

We often incur expenses before receiving related benefits and make purchase commitments based on forecasted demand. It may be difficult to reduce expenses or adjust commitments quickly, or at all, if demand declines, and we may be committed to purchasing components at prices that exceed prevailing market prices.

 We base our expense levels and purchase commitments partly on future revenue expectations, and a significant portion of our expenses are fixed. Reducing these fixed costs and purchase commitments quickly, or at all, can be challenging, and if our revenue falls below expectations, our operating results could be adversely impacted. During periods of uneven growth or decline, we may incur costs before realizing the anticipated benefits, which could also harm our operating results.

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

A significant portion of our reported purchase commitments consists of firm, non-cancelable, and unconditional commitments with contract manufacturers and component suppliers. These commitments may require us to purchase materials and components at prices established in advance of delivery. If market prices for such materials or components decline, we could be obligated to acquire inventory at costs that exceed prevailing market prices, which could adversely affect our gross margins, inventory valuations, operating results, cash flows, and competitiveness. In addition, if demand for our products is lower than anticipated, we may experience excess or obsolete inventory and incur additional charges related to these commitments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

On July 16, 2026, we issued 28,706 shares of our common stock to a former holder of shares of DataPelago in connection with the acquisition of DataPelago, which closed on July 16, 2026, in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Purchases of equity securities

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended July 31, 2026:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under The
Period	Purchased	per Share	Program	Repurchase Program
	(Shares in thousands)		(Shares in thousands)	(Dollars in millions) (1)
April 25, 2026 - May 22, 2026	901	$115.00	391,691	$1,398
May 23, 2026 - June 26, 2026	495	$160.14	392,186	$1,319
June 27, 2026 - July 31, 2026	104	$164.44	392,290	$1,302
Total	1,500	$133.32

(1) In May 2003, our Board of Directors approved a common stock repurchase program. Under this program, which we may suspend or discontinue at any time, we may purchase shares of our outstanding common stock through solicited or unsolicited transactions in the open market, in privately negotiated transactions, through accelerated share repurchase programs, pursuant to a Rule 10b5-1 plan or in such other manner as deemed appropriate by our management. For further information, see Note 8 – Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

On June 15, 2026, George Kurian, Chief Executive Officer of the Company, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will expire on June 15, 2027, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of up to 150,000 shares may be sold pursuant to the trading arrangement.

On June 15, 2026, Deepak Ahuja, Chair of the Company's Audit Committee, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will expire on June 15, 2027, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of up to 11,683 shares may be sold pursuant to the trading arrangement.

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

Amended Change of Control Severance Agreements

On August 28, 2026, the Company entered into Change of Control Severance Agreements (the Change of Control Agreements) with George Kurian, Cesar Cernuda, Syam Nair, Beth O’Callahan and Wissam Jabre. The Change of Control Agreements amend and replace the prior Change of Control Severance Agreements between the Company and each such executive officer.

The Change of Control Agreements provide certain payments and benefits in the event of a termination of the executive's employment by the Company without “Cause” or by the executive for “Good Reason” within the twenty-four-month period following a “Change of Control” (as those terms are defined in the Change of Control Agreements). In such event, the executive would be entitled to receive (i) a lump sum payment equal to 150% (or, in the case of the Chief Executive Officer, 200%) of the executive's annual base salary plus the applicable percentage of the executive’s target annual bonus, based on the greater of the rate in effect immediately prior to termination or immediately prior to the Change of Control; (ii) a pro-rated lump sum payment equal to the greater of the executive's target annual bonus or the bonus based on actual performance accrued at the time of termination; (iii) accelerated vesting of the executive’s outstanding equity awards with performance-based equity awards vesting at target unless the award agreement provides otherwise; and (iv) Company-paid COBRA continuation coverage for up to 18 months (or, in the case of the Chief Executive Officer, 24 months) following termination.

The payments and benefits under each Change of Control Agreement are contingent on the executive signing and not revoking a release of claims.

The foregoing description of the Change of Control Agreements is qualified in its entirety by reference to the full text of the form of Change of Control Severance Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Incorporation by Reference
Exhibit No	Description	Form	File No.	Exhibit	Filing Date

10.1	Form of Change of Control Severance Agreement	—	—	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended July 31, 2026, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETAPP, INC.
(Registrant)

/s/ WISSAM JABRE
Wissam Jabre
Executive Vice President and Chief Financial Officer

Date: September 2, 2026